Form 10-K
period 2008-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2009-02-27
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☑                                                                           Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $2,295,790,874, based on the closing price of Leap common stock on the NASDAQ Global Select Market on June 30, 2008 of $43.17 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on February 20, 2009 was 69,813,511.

Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LEAP WIRELESS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2008

i

PART I

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” and “us” refer to Leap Wireless International, Inc., or Leap, and its subsidiaries, including Cricket Communications, Inc., or Cricket. Leap, Cricket and their subsidiaries are sometimes collectively referred to herein as “the Company.” Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2009 population estimates provided by Claritas Inc.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	the duration and severity of the current recession in the United States and changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy costs and other macro-economic factors that could adversely affect the demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute effectively on our planned coverage expansion, launches of markets we acquired in the Federal Communications Commission’s, or FCC’s, auction for Advanced Wireless Services, or Auction #66, expansion of our Cricket Broadband service and other activities;

•	our ability to obtain roaming services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	delays in our market expansion plans, including delays resulting from any difficulties in funding such expansion through our existing cash, cash generated from operations or additional capital, or delays by existing U.S. government and other private sector wireless operations in clearing the Advanced Wireless Services, or AWS, spectrum, some of which users are permitted to continue using the spectrum for several years;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in our senior secured credit facilities, indentures and any future credit agreement, indenture or similar instrument;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Part I — Item 1A. Risk Factors” below.

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

Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the “Cricket®” brand. Our Cricket service offerings provide customers with unlimited wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations, and in the upper Midwest by Denali Spectrum Operations, LLC, or Denali Operations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC, or LCW Wireless, and owns an indirect 82.5% non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali. LCW Wireless and Denali are designated entities under FCC regulations. We consolidate our interests in LCW Wireless and Denali in accordance with Financial Accounting Standards Board Interpretation No., or FIN, 46(R), “Consolidation of Variable Interest Entities,” or FIN 46(R), because these entities are variable interest entities and we will absorb a majority of their expected losses.

Leap was formed as a Delaware corporation in 1998. Leap’s shares began trading publicly in September 1998 and we launched our innovative Cricket service in March 1999. Leap conducts operations through Cricket and its subsidiaries, and Leap has no independent operations or sources of operating revenue other than through dividends, if any, from Cricket.

Cricket Business Overview

Cricket Service

At December 31, 2008, Cricket service was offered in 30 states and had approximately 3.8 million customers. As of December 31, 2008, we, LCW Wireless License, LLC, or LCW License (a wholly owned subsidiary of LCW Operations), and Denali Spectrum License Sub, LLC, or Denali License Sub, (an indirect wholly owned subsidiary of Denali) owned wireless licenses covering an aggregate of approximately 186.7 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 67.2 million POPs as of December 31, 2008, which includes incremental POPs attributed to ongoing footprint expansion in existing markets. The licenses we and Denali purchased in Auction #66, together with the existing licenses we own, provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate or are building out, assuming Denali License Sub were to make available to us certain of its spectrum.

We plan to expand our network footprint by launching Cricket service in new markets and increasing and enhancing coverage in our existing markets. In 2008, we and Denali Operations launched new markets in Oklahoma City, southern Texas, Las Vegas, St. Louis and the greater Milwaukee area covering approximately 11 million additional POPs. We and Denali Operations intend to launch markets covering approximately 25 million additional POPs by the middle of 2009 (which includes the Chicago market launched by Denali Operations in February 2009). We and Denali Operations also previously identified up to approximately 16 million additional POPs that we could elect to cover with Cricket service by the end of 2010. We currently expect to make a determination with respect to the launch of these additional POPs by the middle of 2009. We intend to fund the costs required to build out and launch any new markets associated with these 16 million additional POPs with cash generated from operations. The pace and timing of any such build-out and launch activities will depend upon the performance of our business and the amount of cash generated by our operations. We also plan to continue to expand and enhance our network coverage and capacity in many of our existing markets, allowing us to offer our customers an improved service area. In addition to these expansion plans, we and Denali License Sub hold licenses in other markets that are suitable for Cricket service, and we and Denali Operations may develop some of the licenses covering these additional POPs through partnerships with others.

Our Cricket service offerings are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our primary Cricket service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Our most popular Cricket

Wireless rate plan combines unlimited local and U.S. long distance service from any Cricket service area with unlimited use of multiple calling features and messaging services. We also offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for one low, flat rate with no long-term commitments or credit checks. As of December 31, 2008, our Cricket Broadband service was available to approximately 67.2 million covered POPs, and we intend to make the service available in new Cricket markets that we and Denali Operations launch. In October 2008, we began an introductory launch of Cricket PAYGotm, our unlimited prepaid wireless service, in select markets. Cricket PAYGo is a daily pay-as-you-go service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar. We expect to continue to broaden our voice and data product and service offerings in 2009 and beyond.

We believe that our business model is different from most other wireless companies. Our services primarily target market segments underserved by traditional communications companies: our customers tend to be younger, have lower incomes and include a greater percentage of ethnic minorities. We have designed our Cricket services to appeal to customers who value unlimited wireless services with predictable billing and who use the majority of those wireless services from within Cricket service areas. Our internal customer surveys indicate that approximately 65% of our Cricket Wireless customers use our service as their sole phone service and approximately 90% as their primary phone service. For the year ended December 31, 2008, our customers used our Cricket Wireless service for an average of approximately 1,500 minutes per month, which was substantially above the U.S. wireless national carrier customer average.

The majority of wireless customers in the U.S. subscribe to post-pay services that may require credit approval and a contractual commitment from the subscriber for a period of at least one year and may include overage charges for call volumes in excess of a specified maximum. According to International Data Corporation, U.S. wireless penetration was approximately 89% at December 31, 2008. We believe that a large portion of the remaining growth potential in the U.S. wireless market consists of customers who are price-sensitive, who have lower credit scores or who prefer not to enter into fixed-term contracts. We believe our pre-paid and pay-in-advance services appeal strongly to these customer segments. We believe that we are able to serve these customers and generate significant operating income before depreciation and amortization, or OIBDA, because of our high-quality network and low customer acquisition and operating costs.

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets because we offer a differentiated service and an attractive value proposition to our customers at costs significantly lower than most of our competitors, and accordingly we continue to enhance our current market clusters and expand our business into new geographic markets. In addition to our current business expansion efforts, we may also pursue other activities to build our business, which could include (without limitation) the acquisition of additional spectrum through FCC auctions or private transactions, entering into partnerships with others to launch and operate additional markets or reduce existing operating costs, or the acquisition of other wireless communications companies or complementary businesses. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License Sub hold include large regional areas covering both rural and metropolitan communities, we and Denali may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service.

We expect that we will continue to build out and launch new markets and pursue other expansion activities for the next several years. We intend to be disciplined as we pursue these expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications. We expect to achieve increased revenues and incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. Any such significant capital expenditures or increased operating expenses will decrease OIBDA and free cash flow for the periods in which we incur such costs. However, we are willing to incur such expenditures because we expect our expansion activities will be beneficial to our business and create additional value for our stockholders.

Cricket Business Strategy

•	Target Underserved Customer Segments. Our services are targeted primarily toward market segments underserved by traditional communications companies. On average, our customers tend to be younger and have lower incomes than the customers of other wireless carriers. Moreover, our customer base also reflects a greater percentage of ethnic minorities than those of the national carriers. We believe these underserved market segments are among the fastest growing population segments in the U.S.

•	Maintain Industry Leading Cost Structure. Our networks and business model are designed to provide wireless services to our customers at a significantly lower cost than many of our competitors. As we continue to build out new markets, we expect to continue to spread our fixed costs over a growing customer base. We seek to maintain low customer acquisition costs through focused sales and marketing initiatives and cost-effective distribution strategies.

•	Continue to Develop and Evolve Products and Services. We continue to develop and evolve our product and service offerings to better meet the needs of our target customer segments. For example, during the last two years, we introduced our new Cricket Broadband and Cricket PAYGo services, added unlimited mobile web access to our product portfolio and introduced new higher-priced, higher-value rate plans that allow unlimited calling from any Cricket calling area. With the completion of our deployment of CDMA2000® 1xEV-DO, or EvDO, technology across all of our existing and new markets, we are able to offer an expanded array of services to our customers, including high-demand wireless data services such as mobile content and high quality music downloads. We believe these and other enhanced data offerings will be attractive to many of our existing customers and will enhance our appeal to new data-centric customers. We expect to continue to develop our voice and data product and service offerings in 2009 and beyond.

•	Build Our Brand and Strengthen Our Distribution. We are focused on building our brand awareness in our markets and improving the productivity of our distribution system. Since our target customer base is diversified geographically, ethnically and demographically, we have decentralized our marketing programs to support local customization and better target our advertising expenses. We are in the process of redesigning and re-merchandizing our stores and introducing a new sales process aimed at improving our customers’ experience. We have also established our premier dealer program which features third party retail locations with the look and feel of company-owned stores, and we are in the process of enabling our premier dealers and other indirect dealers to provide greater customer support services. In addition, we have increased our use of sales via the internet and telephone, which continue to deliver a growing number of new customers. We expect these changes will enhance the customer experience and improve customer satisfaction.

•	Enhance Established Existing Markets and Develop Strategic Roaming Partnerships. We continue to expand our network coverage and capacity in many of our existing established markets by deploying additional cell sites, thereby allowing us to offer our customers a larger, higher-quality local calling area. During 2008, we deployed approximately 400 new cell sites in our established existing markets, thereby adding approximately 2.8 million POPs to our network footprint in these markets. We currently plan to deploy up to an additional 600 cell sites in our existing markets by the end of 2010. In addition, we have significantly expanded the size of the network footprint available to our customers with the introduction of our Premium Extended Coverage program, which gives our customers the advantage of the largest unlimited roaming coverage area of any low cost, unlimited carrier. Under this program, we have established strategic roaming partnerships with 14 wireless carriers to provide our customers with unlimited usage in areas stretching from New York to California and from Wisconsin to Texas. The service is currently available to all of our Cricket Wireless customers; it is included at no additional charge in our premium rate plans and is available with all other rate plans for an additional monthly fee. Customers can also continue to purchase roaming minutes through our Cricket Flex Bucket® service, which allows our customers to pre-purchase roaming services.

•	Develop Market Clusters and Expand Into Attractive Strategic Markets. We continue to seek additional opportunities to develop and enhance our market clusters and expand into new geographic markets by acquiring spectrum and related assets from third parties, by participating in new partnerships or joint ventures or by participating in FCC spectrum auctions. In 2008, we and Denali Operations launched new markets in Oklahoma City, southern Texas, Las Vegas, St. Louis and the greater Milwaukee area covering approximately 11 million additional POPs. We and Denali Operations intend to launch markets covering approximately 25 million additional POPs by the middle of 2009 (which includes the Chicago market launched by Denali Operations in February 2009).

Cricket Business Operations

Products and Services

Cricket Wireless Service Plans.  Our Cricket Wireless service plans are designed to attract customers by offering simple, predictable and affordable wireless voice and data services that are a competitive alternative to traditional wireless and wireline services. Unlike traditional wireless services, we offer service on a flat-rate, unlimited usage basis, without requiring fixed-term contracts, early termination fees or credit checks. Our service plans allow our customers to place unlimited calls within Cricket service areas and receive unlimited calls from anywhere in the world.

Our most popular rate plan combines unlimited local and U.S. long distance service from any Cricket service area with unlimited use of multiple calling features and messaging services. Our premium rate plans offer these same services but are bundled with specified roaming minutes in the continental U.S., extended Cricket service coverage areas (as part of our Premium Extended Coverage program), unlimited mobile web access and directory assistance. In addition, we offer basic service plans that allow customers to make unlimited calls within their Cricket service area and receive unlimited calls from any area, combined with unlimited messaging and unlimited U.S. long distance service options. We also offer a weekly rate plan, Cricket By Weektm, and a flexible payment option, BridgePaytm, which give our customers greater flexibility in the use and payment of wireless service and which we believe will help us to improve customer retention.

With the completion of our deployment of EvDO technology across all of our existing and new markets, we are able to offer an expanded array of services to our customers, including high-demand wireless data services such as mobile content and high quality music downloads. We expect to continue to develop our product and service offerings in 2009 and beyond to better meet our customers’ needs.

Cricket Wireless Plan Upgrades.  We continue to evaluate new product and service offerings in order to enhance customer satisfaction and attract new customers. Examples of services that customers can add to their Cricket Wireless service plans include: packages of international calling minutes to Canada and/or Mexico; roaming service packages, which allow our customers to use their Cricket phones outside of their Cricket service areas on a prepaid basis; and Cricket Flex Bucket service, which allows our customers to pre-purchase services (including additional directory assistance calls, roaming services, domestic and international long distance, ring tones, premium short message service (SMS) and text messaging to wireless users) and applications (including customized ring tones, wallpapers, photos, greeting cards, games and news and entertainment message deliveries) on a prepaid basis.

Handsets.  Our handsets range from high-end to low-cost models and include models that provide mobile web browsers, picture-enabled caller ID, color screens, high-resolution cameras with digital zoom and flash, integrated FM radio and MP3 stereo, USB, infrared and Bluetooth connectivity, over 20MB of on-board memory, and other features to facilitate digital data transmission. Currently, all of the handsets that we offer use CDMA2000 1xRTT, or CDMA 1xRTT, technology. In addition, we occasionally offer selective handset upgrade incentives for customers who meet certain criteria. In 2008, we introduced AWS-compatible handsets and also introduced the Cricket EZ, an affordable handset designed and manufactured specifically for us. We plan to further enhance our handset offerings in 2009.

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

Cricket Broadband Service.  In September 2007, we introduced Cricket Broadband, our unlimited mobile broadband service offering, into select markets on a trial basis. Following this successful introductory launch, we expanded the service in 2008 to cover all of our markets. Like our Cricket Wireless unlimited service plans, our mobile broadband service allows customers to access the internet through their computers for one low, flat rate with no long-term commitments or credit checks, and brings low-cost broadband data capability to the unlimited wireless segment. As of December 31, 2008, our Cricket Broadband service was available to approximately 67.2 million covered POPs, and we intend to make the service available in new Cricket markets that we and Denali Operations launch.

Cricket PAYGo Service.  In October 2008, we began an introductory launch of Cricket PAYGo, our unlimited prepaid wireless service, in select markets. Cricket PAYGo is a daily pay-as-you-go service designed for customers who prefer the flexibility and control offered by traditional pre-paid services but who are seeking greater value for their dollar. We initially introduced Cricket PAYGo in three Cricket markets and approximately 1,600 locations, including 600 locations of a major national retailer across the nation. The extent to which we expand the availability of this service offering will depend upon the results of our introductory launch.

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

Billing and Support Systems.  We outsource our billing, provisioning, and payment systems to external vendors and also outsource bill presentment, distribution and fulfillment services. In December 2008, we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. To help facilitate the transition of customer billing from our current vendor, VeriSign, Inc., to Convergys, we acquired VeriSign’s billing system software and simultaneously entered into a transition services agreement to enable Convergys to provide us with billing services using the existing VeriSign software until the conversion to the new system is complete. This transition is expected to be completed in the first half of 2010, and we believe that this new billing system will improve our customers’ experience, increase our efficiency and ability to provide innovative products and services, support future scaling of our business and reduce our operating costs.

Sales and Distribution

Our sales and distribution strategy is designed to continue to increase our market penetration, while minimizing expenses associated with sales, distribution and marketing, by focusing on improving the sales process for customers and by offering easy-to-understand service plans and attractive handset pricing and promotions. We believe our sales costs are lower than traditional wireless providers in part because of this streamlined sales approach.

We sell our Cricket handsets and service primarily through two channels: Cricket’s own retail locations and kiosks (the direct channel); and authorized dealers and distributors, including premier dealers, local market authorized dealers, national retail chains and other indirect distributors (the indirect channel). Premier dealers are independent dealers that sell Cricket products, usually exclusively, in stores that look and function similar to our company-owned stores, enhancing the in-store experience and the level of customer service for customers and expanding our brand presence within a market. As of December 31, 2008, we, LCW Operations and Denali Operations had 263 direct locations and 2,826 indirect distributor locations, including 1,036 premier dealer locations. Our direct sales locations were responsible for approximately 23% of our gross customer additions in 2008. Premier dealers tend to generate significantly more business than other indirect distributors. We strategically place our direct and indirect retail locations to enable us to focus on our target customer demographic and provide the most efficient market coverage while minimizing cost. As a result of our product design and cost efficient distribution system, we have been able to achieve a cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer, that is significantly lower than most of our competitors.

We are focused on building and maintaining brand awareness in our markets and improving the productivity of our distribution system. We combine mass and local marketing strategies to build brand awareness of the Cricket service within the communities we serve. In order to reach our target segments, we advertise primarily on radio stations and, to a lesser extent, on television and in local publications. We also maintain the Cricket website (www.mycricket.com) for informational, e-commerce and customer service purposes. Some third party internet retailers sell the Cricket service over the internet and, working with a third party, we have also developed and launched internet sales on our Cricket website. We are also in the process of redesigning and re-merchandizing our stores and introducing a new sales process aimed at improving our customers’ experience. As a result of these marketing strategies and our unlimited calling value proposition, we believe our advertising expenditures are generally much lower than those of traditional wireless carriers.

Network and Operations

We have deployed in each of our markets a high-quality CDMA 1xRTT network that delivers high capacity and outstanding quality at a low cost that can be easily upgraded to support enhanced capacity. During 2007, we completed the upgrade to EvDO technology in all of our markets, providing us the technical ability to support next generation high-speed data services. Our network has regularly been ranked by third party surveys commissioned by us as one of the top networks within the advertised coverage area in the markets Cricket serves.

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

As of December 31, 2008, our wireless network consisted of approximately 6,800 cell sites (most of which are co-located on leased facilities), a Network Operations Center, or NOC, and 37 switches in 33 switching centers. A switching center serves several purposes, including routing calls, supervising call originations and terminations at cell sites, managing call handoffs and access to and from the public switched telephone network, or PSTN, and other value-added services. These locations also house platforms that enable services including text messaging, picture messaging, voice mail and data services. Our NOC provides dedicated, 24 hours per day monitoring capabilities every day of the year for all network nodes to ensure highly reliable service to our customers.

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

We generally build out our Cricket network in local population centers of metropolitan communities serving the areas where our customers live, work and play. During 2008, we expanded our network coverage and capacity in many of our existing markets, allowing us to offer our customers a larger, higher-quality local calling area. During this period, we deployed approximately 400 new cell sites in our established existing markets, thereby adding approximately 2.8 million POPs to our network footprint in these markets. We currently plan to deploy up to an additional 600 cell sites in our existing markets by the end of 2010.

Some of the licenses we and Denali License Sub hold include large regional areas covering both rural and metropolitan communities. We believe that a significant portion of the POPs included within these licenses may not be well suited for Cricket service. Therefore, among other things, we and/or Denali may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service.

Arrangements with LCW Wireless

In 2006, we acquired a 73.3% non-controlling membership interest in LCW Wireless, a wireless communications carrier that offers digital wireless services in Oregon through its wholly owned subsidiary, LCW Operations, under the “Cricket” brand. LCW Wireless is a “very small business” designated entity under FCC regulations. CSM Wireless, LLC, or CSM, holds a 24.7% non-controlling membership interest in LCW Wireless and WLPCS Management, LLC, or WLPCS, holds a 2% controlling membership interest.

We anticipate that LCW Wireless’ working capital needs will be funded through Cricket’s initial cash contribution of approximately $21 million and through third party debt financing. LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at the London Interbank Offered Rate, or LIBOR, plus the applicable margin, ranging from 2.70% to 6.33%. The obligations under the loans are guaranteed by LCW Wireless and LCW License and are non-recourse to Leap, Cricket and their other subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and its guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and its guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, or EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things.

Cricket’s principal agreements with LCW Wireless and its wholly owned subsidiaries are summarized below.

Limited Liability Company Agreement.  Under the amended and restated limited liability company agreement of LCW Wireless, LLC, or the LCW LLC Agreement, a board of managers has the right and power to manage, operate and control LCW Wireless and its business and affairs, subject to certain protective provisions for the benefit of Cricket and CSM. The board of managers is currently comprised of five members, with three members designated by WLPCS (who have agreed to vote together as a block), one member designated by CSM and one member designated by Cricket. In the event that LCW Wireless fails to qualify as an “entrepreneur” and a “very small business” under FCC rules, then in certain circumstances, subject to FCC approval, WLPCS is required to sell its entire equity interest to LCW Wireless or a third party designated by the non-controlling members.

Under the LCW LLC Agreement, members generally may not transfer their membership interest prior to July 2011, other than to specified permitted transferees or through the exercise of put rights set forth in the LCW LLC Agreement. Thereafter, if a member desires to transfer its interests in LCW Wireless to a third party, the non-controlling members have a right of first refusal to purchase such interests on a pro rata basis.

Under the LCW LLC Agreement, WLPCS has the option to put its entire equity interest in LCW Wireless to Cricket for a purchase price not to exceed $3.8 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. If the put option is exercised, the consummation of this sale will be subject to FCC approval. Alternatively, WLPCS is entitled to receive a liquidation preference equal to its capital contributions plus a specified rate of return, together with any outstanding mandatory distributions owed to WLPCS.

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

Management Agreement.  Cricket and LCW Wireless are party to a management services agreement, pursuant to which LCW Wireless has the right to obtain management services from Cricket in exchange for a monthly management fee based on Cricket’s costs of providing such services plus a mark-up for administrative overhead.

Arrangements with Denali

In 2006, we acquired an 82.5% non-controlling membership interest in Denali, a wireless communications carrier that offers digital wireless services in the upper Midwest through its wholly owned subsidiary, Denali Operations under the “Cricket” brand. Denali is a “very small business” designated entity under FCC regulations. Cricket and Denali Spectrum Manager, LLC, or DSM, formed Denali as a joint venture to participate (through a wholly owned subsidiary) in Auction #66. DSM owns a 17.5% controlling membership interest in Denali. In April 2007, Denali purchased a wireless license in Auction #66 covering the upper mid-west portion of the U.S.

Cricket’s principal agreements with Denali and its wholly owned subsidiaries are summarized below.

Limited Liability Company Agreement.  Under the amended and restated limited liability company agreement of Denali Spectrum LLC, or the Denali LLC Agreement, DSM, as the sole manager of Denali, has the exclusive right and power to manage, operate and control Denali and its business and affairs, subject to certain protective provisions for the benefit of Cricket, including, among other things, Cricket’s consent to the acquisition of wireless licenses or the sale of its wireless licenses or the sale of any additional membership interests. DSM can be removed as the manager of Denali in certain circumstances, including DSM’s fraud, gross negligence or willful misconduct, DSM’s insolvency or bankruptcy, or DSM’s failure to qualify as an “entrepreneur” and a “very small business” under FCC regulations, or other limited circumstances. As of December 31, 2008, Cricket and DSM had made equity investments in Denali of approximately $83.6 million and $17.8 million, respectively.

Prior to April 2017, members of Denali generally may not transfer their membership interests to non-affiliates without Cricket’s prior written consent. Thereafter, if a member desires to transfer its interests in Denali to a third party, Cricket has a right of first refusal to purchase such interests or, in lieu of exercising this right, Cricket has a tag-along right to participate in the sale. DSM may offer to sell its entire membership interest in Denali to Cricket in April 2012 and each year thereafter for a purchase price equal to DSM’s equity contributions in cash to Denali, plus a specified return, payable in cash. If exercised, the consummation of the sale will be subject to FCC approval.

Senior Secured Credit Agreement.  In 2006, Cricket entered into a senior secured credit agreement with Denali and its subsidiaries. Pursuant to this agreement, as amended, Cricket loaned to Denali Spectrum License, LLC, or Denali License, approximately $223.4 million to fund the payment of its net winning bid in Auction #66. Under the agreement, Cricket also agreed to loan to Denali License an amount equal to $0.75 times the aggregate number of POPs covered by the license for which it was the winning bidder to fund a portion of the costs of the construction and operation of the wireless network using such license, which build-out loan sub-facility may be increased from time to time with Cricket’s approval. As of December 31, 2008, this build-out loan sub-facility had been increased to a total of $244.5 million from a total of approximately $44.5 million as of December 31, 2007. As of December 31, 2008, borrowings under the credit agreement totaled $397.9 million, including $174.5 million under the build-out sub-facility. During January 2009, the build-out loan sub-facility was increased to a total of $394.5 million, approximately $150.0 million of which was unused as of February 20, 2009. We do not anticipate making any future increases to the size of the build-out loan sub-facility. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due in April 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing in April 2017. However, if DSM makes an offer to sell its membership interest in Denali to Cricket under the Denali LLC Agreement and Cricket accepts such offer, then the amortization commencement date under the credit agreement will be extended to the first business day following the date on which Cricket has paid DSM the offer price for its membership interest in Denali. Denali License may prepay loans under the credit agreement at any time without premium or penalty. In February 2008, Cricket entered into a letter of credit and reimbursement agreement, under which Cricket agreed to use reasonable efforts to procure stand-by letters of credit from financial institutions in favor of certain vendors and lessors of Denali Operations in connection with its build-out activities, the aggregate stated amount of which may not exceed $7.5 million. Denali Operations is required to reimburse Cricket with respect to any drawing under a letter of credit, and to pay interest with respect to any unreimbursed drawing. The obligations of Denali and its subsidiaries under these agreements are secured by all of the personal property, fixtures and owned real property of Denali and its subsidiaries, subject to certain permitted liens.

Management Agreement.  Cricket and Denali License are party to a management services agreement, pursuant to which Cricket is to provide management services to Denali License and its subsidiaries in exchange for a monthly management fee based on Cricket’s costs of providing such services plus overhead. Under the management services agreement, Denali License retains full control and authority over its business strategy, finances, wireless licenses, network equipment, facilities and operations, including its product offerings, terms of service and pricing. The initial term of the management services agreement expires in 2016. The management services agreement may be terminated by Denali License or Cricket if the other party materially breaches its obligations under the agreement.

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

Many of these competitors have greater name and brand recognition, access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices than we can. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

These competitors may also offer potential customers more features and options in their service plans than those currently provided by Cricket, as well as new technologies and/or alternative delivery plans.

Some of our competitors offer rate plans substantially similar to Cricket’s service plans or products that customers may perceive to be similar to Cricket’s service plans in markets in which we offer wireless service. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer flat-rate unlimited service offerings, and Sprint Nextel offers a less expensive flat-rate unlimited service offering under its Boost Unlimited brand, which is very similar to our Cricket Wireless service. These service offerings may present additional strong competition in our markets. Sprint Nextel recently re-launched its Boost Unlimited brand with new products and services that are competitively priced. Sprint Nextel has expanded and may further expand its Boost Unlimited service offering into certain markets in which we provide service and could further expand service into other markets in which we provide service or in which we plan to expand, and this service offering may present additional strong competition in markets in which our offerings overlap. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with unlimited service offerings or large bundles of minutes of use at low prices, which are competing with the predictable and unlimited Cricket Wireless calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. For example, T-Mobile offers a FlexPay plan which permits customers to pay in advance for its post-pay plans and avoid overage charges, and an internet-based service upgrade which permits wireless customers to make unlimited local and long-distance calls from their home phone in place of a traditional landline phone service. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of wireless voice and data services in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of wireless licenses, which may increase the number of our competitors. The FCC has also in recent years allowed satellite operators to use portions of their spectrum for ancillary terrestrial use and also permitted the offering of broadband services over power lines. In addition, the auction and licensing of new spectrum for wireless service may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not technologically or cost effectively be able to offer with the licenses we hold or to which we have access.

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

Chapter 11 Proceedings Under the Bankruptcy Code

In 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in federal bankruptcy court. In August 2004, our plan of reorganization became effective and we emerged from bankruptcy. On that date, a new board of directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. Leap also issued warrants to purchase 600,000 shares of new Leap common stock pursuant to a settlement agreement. A creditor trust, referred to as the Leap Creditor Trust, was formed for the benefit of Leap’s general unsecured creditors. The Leap Creditor Trust received shares of new Leap common stock for distribution to Leap’s general unsecured creditors, and certain other assets, as specified in our plan of reorganization, for liquidation by the Leap Creditor Trust with the proceeds to be distributed to holders of allowed Leap unsecured claims. Any cash held in reserve by Leap immediately prior to the effective date of the plan of reorganization that remains following satisfaction of all allowed administrative claims and allowed priority claims against Leap will be distributed to the Leap Creditor Trust.

Our plan of reorganization implemented a comprehensive financial reorganization that significantly reduced our outstanding indebtedness. On the effective date of our plan of reorganization, our long-term indebtedness was reduced from a book value of more than $2.4 billion to indebtedness with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due in 2011 with a face value of $350 million and an estimated fair value of $372.8 million, issued on the effective date of the plan of reorganization, and approximately $40 million of remaining indebtedness to the FCC (net of the repayment of $45 million of principal and accrued interest to the FCC on the effective date of the plan of reorganization). We entered into new syndicated senior secured credit facilities in January 2005, and we used a portion of the proceeds from such facilities to redeem Cricket’s 13% senior secured pay-in-kind notes and to repay our remaining approximately $41 million of outstanding indebtedness and accrued interest to the FCC.

Government Regulation

Pursuant to its authority under the Communications Act of 1934, as amended, or the Communications Act, the FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. Decisions by these bodies could have a significant impact on the competitive market structure among wireless providers and on the relationships between wireless providers and other carriers. These mandates may impose significant financial obligations on us and other wireless providers. We are unable to predict the scope, pace or financial impact of legal or policy changes that could be adopted in these proceedings.

Licensing of our Wireless Service Systems

Cricket and LCW License hold broadband Personal Communications Services, or PCS, licenses, and Cricket and Denali License Sub hold AWS licenses. The licensing rules that apply to these two services are summarized below.

PCS Licenses.  A broadband PCS system operates under a license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice applications. Narrowband PCS systems, in contrast, generally are used for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the U.S. PCS markets into 51 large regions called major trading areas, or MTAs, which in turn are comprised of 493 smaller regions called basic trading areas, or BTAs. The FCC awards two broadband PCS licenses for each MTA and four licenses for each BTA. Thus, generally, six PCS licensees are authorized to compete in each area. The two MTA licenses authorize the use of 30 MHz of spectrum. One of the BTA licenses is for 30 MHz of spectrum, and the other three BTA licenses are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion to a third party on either a geographic or frequency basis or both. Over time, the FCC has also further split licenses in connection with re-auctions of PCS spectrum, creating additional 15 MHz and 10 MHz licenses.

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

All PCS licenses have a 10-year term, at the end of which they must be renewed. Our PCS licenses began expiring in 2006 and will continue to expire through 2015. The FCC’s rules provide a formal presumption that a PCS license will be renewed, called a “renewal expectancy,” if the PCS licensee (1) has provided “substantial service” during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party. If the FCC does not acknowledge a renewal expectancy with respect to one or more of our licenses, or renew one or more of our licenses, our business may be materially harmed.

AWS Licenses.  Recognizing the increasing consumer demand for wireless mobile services, the FCC has allocated additional spectrum that can be used for two-way mobile wireless voice and broadband services, including AWS spectrum. The FCC has licensed six frequency blocks consisting of one 20 MHz license in each of 734 cellular market areas, or CMAs; one 20 MHz license and one 10 MHz license in each of 176 economic areas, or EAs; and two 10 MHz licenses and one 20 MHz license in each of 12 regional economic area groupings, or REAGs. The FCC auctioned these licenses in Auction #66. In that auction, we purchased 99 wireless licenses for an aggregate purchase price of $710.2 million. Denali also acquired one wireless license in April 2007 through a wholly owned subsidiary for a net purchase price of $274.1 million.

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

Portions of the AWS spectrum that we and Denali License Sub hold are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We and Denali considered the estimated cost and time-frame required to clear the spectrum prior to placing bids in Auction #66. However, the actual cost of clearing the spectrum could exceed our estimated costs. Furthermore, delays in the provision of federal funds to relocate government users, or difficulties in negotiating with incumbent government and commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we can launch commercial services using such licensed spectrum. Several federal government agencies have cleared or developed plans to clear the spectrum in these markets or have indicated that we and Denali Operations can operate on the spectrum without interfering with the agencies’ current uses. As a result, we do not expect spectrum clearing issues to impact markets that we expect to launch by the middle of 2009. In other markets that we could elect to launch by the end of 2010, we continue to work with various federal agencies to ensure that the agencies either relocate their spectrum use to alternative frequencies or confirm that we can operate on the spectrum without interfering with their current uses. If our efforts with these agencies are not successful, their continued use of the spectrum could delay our launch of certain of those markets. In addition, to the extent that we or Denali Operations are operating on AWS spectrum and a federal government agency believes that our planned or ongoing operations interfere with its current uses, we may be required to immediately cease using the spectrum in that particular market for a period of time until the interference is resolved. Any temporary or extended shutdown of one of our or Denali Operations’ wireless networks in a launched market could materially and adversely affect our competitive position and results of operations. Any failure to complete the build-out of our new markets on budget or on time could delay the implementation of our clustering and expansion strategies, and could have a material adverse effect on our business, results of operations and financial condition.

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

In recent years, the FCC has initiated a rulemaking proceeding focused on addressing the alleged abuses of its designated entity program. In that proceeding, the FCC re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. As a result, the FCC issued an initial round of changes aimed at curtailing certain types of spectrum leasing and wholesale capacity arrangements between wireless carriers and designated entities that it felt called into question the designated entity’s overall control of the venture. The FCC also changed its unjust enrichment rules, designed to trigger the repayment of auction bidding credits, as follows: For the first five years of its license term, if a designated entity loses its eligibility or seeks to transfer its license or to enter into a de facto lease with an entity that does not qualify for bidding credits, 100 percent of the bidding credit amount, plus interest, would be owed to the FCC. For years six and seven of the license term, 75 percent of the bidding credit, plus interest, would be owed. For years eight and nine, 50 percent of the bidding credit, plus interest, would be owed, and for year ten, 25 percent of the bidding credit, plus interest, would be owed. In addition, if a designated entity seeks to transfer a license with a bidding credit to an entity that does not qualify for bidding credits in advance of filing the construction notification for the license, then 100 percent of the bidding credit amount, plus interest, would be owed to the FCC. Designated entity structures are also now subject to a rule that requires them to seek approval for any event that might affect ongoing eligibility (e.g., changes in agreements that the FCC has not previously reviewed), as well as annual reporting requirements, and a commitment by the FCC to audit each designated entity at least once during the license term.

The FCC has invited additional comment on other changes to its designated entity rules, and affirmed its first round of rule changes in response to certain parties’ petitions for reconsideration. Several parties have petitioned for further review of the rule changes at the FCC and/or in federal appellate court. We cannot predict the degree to which the FCC’s present or future rule changes or increased regulatory scrutiny that may follow from this proceeding will affect our current or future business ventures, including our arrangements with respect to LCW Wireless and Denali, or our participation in future FCC spectrum auctions.

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

FCC Regulation Generally

The FCC has a number of other complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC requires wireless carriers to make available emergency 911, or E911, services, including enhanced E911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that E911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur on a market-by-market basis as emergency service providers request the implementation of enhanced E911 services in their locales. Absent a waiver, a failure to comply with these requirements could subject us to significant penalties. Furthermore, the FCC has initiated a comprehensive re-examination of E911 location accuracy and reliability requirements. The FCC issued an order requiring wireless carriers to satisfy E911 location and reliability standards at a geographical level defined by the coverage area of a Public Safety Answering Point (or PSAP) and has indicated that further action may be taken in future proceedings to establish more stringent, uniform location accuracy requirements across technologies, and to promote continuing development of technologies that might enable carriers to provide public safety with better information for locating persons in the event of an emergency. We cannot predict whether or how such actions will affect our business, financial condition or results of operations.

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

The FCC has adopted a report and order clarifying that commercial mobile radio service providers are required to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC order, however, does not address roaming for data services nor does it provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice services, and so our ability to obtain roaming services from other carriers at attractive rates remains uncertain. In addition, the FCC order indicates that a host carrier is not required to provide roaming services to another carrier in areas in which that other carrier holds wireless licenses or usage rights that could be used to provide wireless services. Because we and Denali License Sub hold a significant number of spectrum licenses covering markets in which service has not yet been launched, we believe that this “in-market” roaming restriction could significantly and adversely affect our ability to receive roaming services in areas where we hold licenses. We and other wireless carriers have filed petitions with the FCC, asking that the agency reconsider this in-market exception to its roaming order. However, we can provide no assurances as to whether the FCC will reconsider this exception or the time-frame in which it might do so. Our inability to obtain these roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which could materially adversely affect our business, financial condition and results of operations.

In its recent approval of Verizon Wireless’s purchase of Alltel Wireless, the FCC imposed conditions that allow carriers like us that have roaming agreements with both Verizon Wireless and Alltel Wireless to choose which agreement will govern all roaming traffic exchanged with the post-merger Verizon Wireless for at least four years after the date of the closing of the transaction. We and others have petitioned the FCC to clarify or reconsider these requirements, and we cannot predict the outcome of the FCC’s action on such petitions, or whether the conditions imposed on Verizon Wireless will provide meaningful relief with respect to certain of Verizon Wireless’ roaming practices.

In 2007, the FCC released an order implementing certain recommendations of an independent panel reviewing the impact of Hurricane Katrina on communications networks, which requires wireless carriers to provide emergency back-up power sources for their equipment and facilities, including 24 hours of emergency power for mobile switch offices and up to eight hours for cell site locations. In the wake of challenges to this order in a federal court of appeal and the U.S. Office of Management and Budget, the back-up power rules have not taken effect and the FCC has indicated that it plans to seek comment on revised back-up power rules applicable to wireless providers. We are unable to predict the outcome of any such further proceeding, future back-up power requirements that may be adopted, or the effect of any such requirements on our business.

We also are subject, or potentially subject, to universal service obligations; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; rules governing wireless resale and roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. Some of these requirements pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements are all the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

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

The Digital Millennium Copyright Act, or DMCA, prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt for three years certain activities from copyright liability that otherwise might be prohibited by that statute. In November 2006, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless telephone network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. This exemption is effective through October 27, 2009 unless extended by the Copyright Office. The DMCA copyright exemption facilitates our current practice of allowing customers to bring in unlocked (or “reflashed”) phones that they already own and may have used with another wireless carrier, and activate them on our network. We and others have filed comments asking the Copyright Office to extend the current or substantially similar exemption for another three-year period. However, we are unable to predict the outcome of the Copyright Office’s determination to continue the exemption or the effect that a Copyright Office decision not to extend the exemption might have on our business.

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

Intellectual Property

We have pursued registration of our primary trademarks and service marks in the United States. Leap is a U.S. registered trademark and the Leap logo is a trademark of Leap. Cricket, Jump, the Cricket “K” and Flex Bucket are U.S. registered trademarks of Cricket. In addition, the following are trademarks or service marks of Cricket: BridgePay, Cricket By Week, Cricket Choice and Cricket PAYGo. All other trademarks are the property of their respective owners.

We hold two issued patents and have several patent applications pending in the United States relating to our wireless service offerings. We also hold numerous other issued patents relating to various technologies we previously acquired. Our business is not substantially dependent upon any of our patents or patent applications. We believe that our technical expertise, operational efficiency, industry-leading cost structure and ability to introduce new products in a timely manner are more critical to maintaining our competitive position in the future.

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

Employees

As of December 31, 2008, Cricket employed 3,423 full-time employees, and Leap had no employees.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. However, sales activity and churn can be strongly affected by the launch of new markets, promotional activity and competitive actions, any of which have the ability to reduce or outweigh certain seasonal effects.

Inflation

We believe that inflation has not had a material effect on our results of operations.

Executive Officers of the Registrant

Name	Age	Position with the Company

S. Douglas Hutcheson	52	Chief Executive Officer, President and Director
Albin F. Moschner	56	Chief Operating Officer
Walter Z. Berger	53	Executive Vice President and Chief Financial Officer
Glenn T. Umetsu	59	Executive Vice President and Chief Technical Officer
William D. Ingram	51	Senior Vice President, Strategy
Robert J. Irving, Jr.	53	Senior Vice President, General Counsel and Secretary
Jeffrey E. Nachbor	44	Senior Vice President, Financial Operations and Chief Accounting Officer
Leonard C. Stephens	52	Senior Vice President, Human Resources

S. Douglas Hutcheson has served as our chief executive officer, or CEO, president and a member of our board of directors since February 2005. Mr. Hutcheson has held a number of positions with us since joining in September 1998 as part of our founding management team, having served as our chief financial officer, or CFO, between August 2002 and February 2005 and again between September 2007 and June 2008, and also having served in a number of vice president roles between September 1998 and January 2004 with responsibility for areas including strategic planning and product and business development. From February 1995 to September 1998, Mr. Hutcheson served as vice president, marketing in the Wireless Infrastructure Division at Qualcomm Incorporated. Mr. Hutcheson holds a B.S. in mechanical engineering from California Polytechnic University and an M.B.A. from University of California, Irvine.

Albin F. Moschner has served as our chief operating officer since July 2008, having previously served as our executive vice president and chief marketing officer from January 2005 to July 2008, and as our senior vice president, marketing from September 2004 to January 2005. Prior to this, Mr. Moschner was president of Verizon Card Services from December 2000 to November 2003. Prior to joining Verizon, Mr. Moschner was president and chief executive officer of OnePoint Services, Inc., a telecommunications company that he founded and that was acquired by Verizon in December 2000. Mr. Moschner also was a principal and the vice chairman of Diba, Inc., a development stage internet software company, and served as senior vice president of operations, a member of the board of directors and ultimately president and chief executive officer of Zenith Electronics from October 1991 to July 1996. Mr. Moschner holds a master’s degree in electrical engineering from Syracuse University and a B.E. in electrical engineering from the City College of New York.

Walter Z. Berger has served as our executive vice president and chief financial officer since June 2008. From 2006 to 2008, Mr. Berger served in senior management roles at CBS Corporation, including as executive vice president and chief financial officer for CBS Radio, a division of CBS Corporation. Prior to joining CBS Radio, Mr. Berger served as executive vice president and chief financial officer and a director of Emmis Communications from 1999 to 2005. From 1996 to 1997, Mr. Berger served as executive vice president and chief financial officer of LG&E Energy Corporation and in 1997 was promoted to group president of the Energy Marketing Division, where he served until 1999. From 1985 to 1996, Mr. Berger held a number of financial and operating management roles in the manufacturing, service and energy fields. Mr. Berger began his career in audit at Arthur Andersen in 1977. Mr. Berger holds a B.A. in business administration from the University of Massachusetts, Amherst.

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

William D. Ingram has served as our senior vice president, strategy since February 2008, having previously served as a consultant to us since August 2007. Prior to joining us, Mr. Ingram served as vice president and general manager of AudioCodes, Inc., a telecommunications equipment company from July 2006 to March 2007. Prior to that, Mr. Ingram served as the president and chief executive officer of Nuera Communications, Inc., a provider of VoIP infrastructure solutions, from September 1996 until it was acquired by AudioCodes, Inc. in July 2006. Prior to joining Nuera Communications in 1996, Mr. Ingram served as the chief operating officer of the clarity products division of Pacific Communication Sciences, Inc., a provider of wireless data communications products, as president of Ivie Industries, Inc. a computer security and hardware manufacturer, and as president of KevTon, Inc. an electronics manufacturing company. Mr. Ingram holds an A.B. in economics from Stanford University and an M.B.A. from Harvard Business School.

Robert J. Irving, Jr. has served as our senior vice president, general counsel and secretary since May 2003, having previously served as our vice president, legal from August 2002 to May 2003, and as our senior legal counsel from September 1998 to August 2002. Previously, Mr. Irving served as administrative counsel for Rohr, Inc., a corporation that designed and manufactured aerospace products from 1991 to 1998, and prior to that served as vice president, general counsel and secretary for IRT Corporation, a corporation that designed and manufactured x-ray inspection equipment. Before joining IRT Corporation, Mr. Irving was an attorney at Gibson, Dunn & Crutcher. Mr. Irving was admitted to the California Bar Association in 1982. Mr. Irving holds a B.A. from Stanford University, an M.P.P. from The John F. Kennedy School of Government of Harvard University and a J.D. from Harvard Law School.

Jeffrey E. Nachbor has served as our senior vice president, financial operations and chief accounting officer since May 2008, having previously served as our senior vice president, financial operations since April 2008. From September 2005 to March 2008, Mr. Nachbor served as the senior vice president and corporate controller for H&R Block, Inc. Prior to that, Mr. Nachbor served as senior vice president and chief financial officer of Sharper Image Corporation from February 2005 to August 2005 and served as senior vice president, corporate controller of Staples, Inc. from April 2003 to February 2005. Mr. Nachbor served as vice president of finance of Victoria’s Secret Direct, a division of Limited Brands, Inc., from December 2000 to April 2003, and as vice president of financial planning and analysis for Limited Brands, Inc. from February 2000 to December 2000. Mr. Nachbor is a certified public accountant and holds an M.B.A. in Finance and Accounting from the University of Kansas and a B.S. in Accounting from Old Dominion University.

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

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $147.8 million for the year ended December 31, 2008, $75.9 million for the year ended December 31, 2007 and $24.4 million for the year ended December 31, 2006. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend, in part, on our ability to build out and launch networks associated with newly acquired FCC licenses, including the licenses that we and Denali acquired in Auction #66, and we will experience higher operating expenses as we build out and after we launch our service in these new markets. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

General Economic Conditions May Adversely Affect Our Business, Financial Performance or Ability to Obtain Debt or Equity Financing On Reasonable Terms or at All.

Our business and financial performance are sensitive to changes in general economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, energy costs and other macro-economic factors. Recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions and economic recession continuing into 2009. Continued concerns about the systemic impact of potential long-term and widespread economic recession, high energy costs, geopolitical issues, the availability and cost of credit, and unstable housing and mortgage markets have contributed to increased market volatility and diminished expectations for the economy. In the second half of 2008, federal government interventions in the U.S. financial system led to increased market uncertainty and instability in capital and credit markets. These conditions, combined with volatile energy prices, declining business and consumer confidence and increased unemployment, have contributed to economic volatility of unprecedented levels. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets and the strength of counterparties has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike.

Continued market turbulence and recessionary conditions may materially adversely affect our business and financial performance in a number of ways. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than that served by many other wireless providers. As a result, during general economic downturns, including periods of decreased consumer confidence or high unemployment, we may have greater difficulty in gaining new customers within this base for our services and some of our existing customers may be more likely to terminate service due to an inability to pay than the average industry customer. In addition, continued recessionary conditions and tight credit conditions may adversely impact our vendors, some of which have recently filed for or may be considering bankruptcy, as well as suppliers and third-party dealers who could experience cash flow or liquidity problems, which could adversely impact our ability to distribute, market or sell our products and services. We also maintain investments in commercial paper and other short-term investments. Volatility and uncertainty in the financial markets could result in losses or difficulty in monetizing investments in the future. As a result, sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition, general economic conditions have significantly affected the ability of many companies to raise additional funding in the capital markets. For example, U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and resulting in the general unavailability of many forms of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. These general economic conditions have also adversely affected the trading prices of equity securities of many U.S. companies, including Leap, and could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. If we require additional capital to fund any activities we elect to pursue in addition to our current business expansion efforts and were unable to obtain such capital on terms that we found acceptable or at all, we would likely reduce our investments in such activities or re-direct capital otherwise available for our business expansion efforts. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

If We Experience Low Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors, in addition to the macro-economic factors described above, including the size of our calling areas, network performance and reliability issues, our handset and service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer care quality, phone number portability and higher deactivation rates among less-tenured customers we gained as a result of our new market launches. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Although we have implemented programs to attract new customers and address customer turnover, these programs may not be successful. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures That We Do Not Control.

We own a 73.3% non-controlling interest in LCW Wireless, which was awarded a wireless license for the Portland, Oregon market in Auction #58 and to which we contributed, among other things, two wireless licenses in Eugene and Salem, Oregon and related operating assets. We also own an 82.5% non-controlling interest in Denali, an entity which acquired a wireless license covering the upper mid-west portion of the U.S in Auction #66 through a wholly owned subsidiary. LCW Wireless and Denali acquired their wireless licenses as “very small business” designated entities under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in LCW Wireless and Denali that are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of the joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC. The entities or persons that control the joint ventures may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity.

The FCC has implemented further rule changes aimed at addressing alleged abuses of its designated entity program. While we do not believe that these recent rule changes materially affect our joint ventures with LCW

Wireless and Denali, the scope and applicability of these rule changes to these designated entity structures remain in flux, and the changes remain subject to administrative and judicial review.

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, VoIP service providers and traditional landline service providers, including telephone and cable companies.

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

Some of our competitors offer rate plans substantially similar to Cricket’s service plans or products that customers may perceive to be similar to Cricket’s service plans in markets in which we offer wireless service. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer flat-rate unlimited service offerings, and Sprint Nextel offers a less expensive flat-rate unlimited service offering under its Boost Unlimited brand, which is very similar to our Cricket Wireless service. These service offerings may present additional strong competition in our markets. Sprint Nextel recently re-launched its Boost Unlimited brand with new products and services that are competitively priced. Sprint Nextel has expanded and may further expand its Boost Unlimited service offering into certain markets in which we provide service and could further expand service into other markets in which we provide service or in which we plan to expand, and this service offering may present additional strong competition in markets in which our offerings overlap. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with unlimited service offerings or large bundles of minutes of use at low prices, which are competing with the predictable and unlimited Cricket Wireless calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. For example, T-Mobile offers a FlexPay plan which permits customers to pay in advance for its post-pay plans and avoid overage charges, and an internet-based service upgrade which permits wireless customers to make unlimited local and long-distance calls from their home phone in place of a traditional landline phone service. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of wireless voice and data services in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of wireless licenses, which may increase the number of our competitors. The FCC has also in recent years allowed satellite operators to use portions of their spectrum for ancillary terrestrial use, and also permitted the offering of broadband services over power lines. In addition, the auction and licensing of new spectrum may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not technologically or cost effectively be able to offer with the licenses we hold or to which we have access.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low.

We May Be Unable to Obtain the Roaming Services We Need From Other Carriers to Remain Competitive.

We believe that our customers prefer that we offer roaming services that allow them to make calls automatically using the networks of other carriers when they are outside of their Cricket service area. Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. We do not have a national network, and we must pay fees to other carriers who provide roaming services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services. Our roaming agreements generally cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners.

The FCC has adopted a report and order clarifying that commercial mobile radio service providers are required to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC order, however, does not address roaming for data services nor does it provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice or SMS text messaging services, and so our ability to obtain roaming services from other carriers at attractive rates remains uncertain. In addition, the FCC order indicates that a host carrier is not required to provide roaming services to another carrier in areas in which that other carrier holds wireless licenses or usage rights that could be used to provide wireless services. Because we and Denali License Sub hold a significant number of spectrum licenses for markets in which service has not yet been launched, we believe that this “in-market” roaming restriction could significantly and adversely affect our ability to receive roaming services in areas where we hold licenses. We and other wireless carriers have filed petitions with the FCC, asking that the agency reconsider this in-market exception to its roaming order. However, we can provide no assurances as to whether the FCC will reconsider this exception or the time-frame in which it might do so.

In light of the current FCC order, we cannot provide assurances that we will be able to continue to provide roaming services for our customers across the nation or that we will be able to provide such services on a cost-effective basis. We may be unable to enter into or maintain roaming arrangements for voice services at reasonable rates, including in areas in which we hold wireless licenses or have usage rights but have not yet constructed wireless facilities, and we may be unable to secure roaming arrangements for our data services. Our inability to obtain these roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

We Restated Certain of Our Prior Consolidated Financial Statements, Which Has Led to Additional Risks and Uncertainties, Including Shareholder Litigation.

As discussed in Note 2 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, filed with the SEC on December 26, 2007, we restated our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004, and for the period from January 1, 2004 to July 31, 2004. In addition, we restated our condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. The determination to restate these consolidated financial statements and quarterly condensed consolidated financial statements was made by Leap’s Audit Committee upon management’s recommendation following the identification of errors related to (i) the timing of recognition of certain service revenues prior to or subsequent to the period in which they were earned, (ii) the recognition of service revenues for certain customers that voluntarily disconnected service, (iii) the classification of certain components of service revenues, equipment revenues and operating expenses and (iv) the determination of a tax valuation allowance during the second quarter of 2007.

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

Our Business and Stock Price May Be Adversely Affected If Our Internal Controls Are Not Effective.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, each year we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

In our quarterly and annual reports (as amended) for the periods ended from December 31, 2006 through September 30, 2008, we reported a material weakness in our internal control over financial reporting which related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenue and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings. As described in “Part II — Item 9A. Controls and Procedures” of this report, we have taken a number of actions to remediate this material weakness, which include reviewing and designing enhancements to certain of our systems and processes relating to revenue recognition and user acceptance testing and hiring and promoting additional accounting personnel with the appropriate skills, training and experience in these areas. Based upon the remediation actions described in “Part II — Item 9A. Controls and Procedures” of this report, management concluded that the material weakness described above has been remediated as of December 31, 2008.

In addition, we previously reported that certain material weaknesses in our internal control over financial reporting existed at various times during the period from September 30, 2004 through September 30, 2006. These material weaknesses included excessive turnover and inadequate staffing levels in our accounting, financial reporting and tax departments, weaknesses in the preparation of our income tax provision, and weaknesses in our application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures.

Although we believe we have taken appropriate actions to remediate the control deficiencies we have identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers service plans that allow unlimited wireless service from within a Cricket service area for a flat rate without entering into a fixed-term contract or passing a credit check. However, unlike national wireless carriers, we do not currently provide ubiquitous coverage across the U.S. or all major metropolitan centers, and instead have a network footprint covering only the principal population centers of our various markets. This strategy may not prove to be successful in the long term. Some companies that have offered this type of service in the past have been unsuccessful. From time to time, we also evaluate our service offerings and the demands of our target customers and may modify, change, adjust or discontinue our service offerings or offer new services. We cannot assure you that these service offerings will be successful or prove to be profitable.

We Expect to Incur Substantial Costs in Connection With the Build-Out of Our New Markets, and Any Delays or Cost Increases in the Build-Out of Our New Markets Could Adversely Affect Our Business.

Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including the licenses that we and Denali acquired in Auction #66 and any licenses that we may acquire from third parties. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. In addition, we expect to incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Significant capital expenditures and increased operating expenses, including in connection with the build-out and launch of markets for the licenses that we and Denali acquired in Auction #66, will decrease OIBDA and free cash flow for the periods in which we incur such costs. If we are unable to fund the build-out of these new markets with our existing cash and our cash generated from operations, we may be required to defer the build-out of certain markets or to raise additional equity capital or incur further indebtedness, which we cannot guarantee would be available to us on acceptable terms or at all. In addition, the build-out of the networks may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.

Portions of the AWS spectrum that we and Denali License Sub hold are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We and Denali considered the estimated cost and time-frame required to clear the spectrum prior to placing bids in Auction #66. However, the actual cost of clearing the spectrum could exceed our estimated costs. Furthermore, delays in the provision of federal funds to relocate government users, or difficulties in negotiating with incumbent government and commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we can launch commercial services using such licensed spectrum.

Several federal government agencies have cleared or developed plans to clear this spectrum or have indicated that we and Denali Operations can operate on the spectrum without interfering with the agencies’ current uses. While we do not expect spectrum clearing issues to impact markets that we and Denali Operations intend to launch by the middle of 2009, we continue to work with various federal agencies in other markets that we could elect to launch by the end of 2010 to ensure that they either relocate their spectrum use to alternative frequencies or confirm that we can operate on the spectrum without interfering with their current uses. If our efforts with these agencies are not successful, their continued use of the spectrum could delay our launch of certain of those markets. In addition, to the extent that we or Denali Operations are operating on AWS spectrum and a federal government agency believes that our planned or ongoing operations interfere with its current uses, we may be required to immediately cease using the spectrum in that particular market for a period of time until the interference is resolved. Any temporary or extended shutdown of one of our or Denali Operations’ wireless networks in a launched market could materially and adversely affect our competitive position and results of operations.

Any failure to complete the build-out of our new markets on budget or on time could delay the implementation of our clustering and expansion strategies, and could have a material adverse effect on our business, financial condition and results of operations.

If We Are Unable to Manage Our Planned Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our existing and new markets. The management of such growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs and handset inventories, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. Furthermore, the implementation of new or expanded systems or platforms to accomodate this growth, and the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage our expected growth and development, to enhance our processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2008, our total outstanding indebtedness was $2,579.0 million, including $877.5 million of indebtedness under our Credit Agreement and $1,650 million in unsecured senior indebtedness, which comprised $1,100 million of senior notes due 2014, $250 million of convertible senior notes due 2014 and $300 million of senior notes due 2015. We also had a $200 million undrawn revolving credit facility (which forms part of our senior secured credit facility). Indebtedness under our Credit Agreement bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness. In addition, we may incur additional indebtedness in the future, as market conditions permit, to enable us to take advantage of activities we may elect to pursue at a significant level in addition to our current business expansion efforts, which could consist of debt financing from the public and/or private capital markets.

Our significant indebtedness could have material consequences. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, network build-out and other activities, including acquisitions and general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	expose us to higher interest expense in the event of increases in interest rates because indebtedness under our Credit Agreement bears interest at a variable rate.

Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

Despite Current Indebtedness Levels, We May Incur Additional Indebtedness. This Could Further Increase the Risks Associated With Our Leverage.

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

To provide flexibility with respect to any future capital raising alternatives, we intend to file a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement would be able to be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering.

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

Our ability to make payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our revolving credit facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs or at all. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures (including expenditures to build out new markets), attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations or seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.

We May Be Unable to Refinance Our Indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity, including indebtedness under our Credit Agreement or the indenture governing our senior notes and convertible senior notes. The maturity date for our revolving credit facility, which was undrawn as of December 31, 2008, is in June 2011. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.

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

Under our Credit Agreement, we must also comply with, among other things, financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. Based upon our current projected financial performance, we expect that we could borrow all or a substantial portion of the $200 million commitment available under our revolving credit facility until it expires in June 2011. If our financial and operating results were significantly less than what we currently project, the financial covenants in the Credit Agreement could restrict or prevent us from borrowing under the revolving credit facility for one or more quarters. However, we do not generally rely upon the revolving credit facility as a source of liquidity in planning for our future capital and operating requirements.

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

Rises in Interest Rates Could Adversely Affect Our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of December 31, 2008, approximately 21.6% of our debt was variable rate debt, after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

A Significant Portion of Our Assets Consists of Goodwill and Other Intangible Assets.

As of December 31, 2008, 45.6% of our assets consisted of goodwill and other intangibles, including wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

The Wireless Industry is Experiencing Rapid Technological Change, and We May Lose Customers If We Fail to Keep Up With These Changes.

The wireless communications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. In the future, competitors may seek to provide competing wireless telecommunications service through the use of developing 4G technologies, such as WiMax and LTE. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. For example, we have expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. In addition, we may be required to acquire additional spectrum to deploy these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis or at all.

If such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that there will be widespread demand for advanced data services or that this demand will develop at a level that will allow us to earn a reasonable return on our investment.

In addition, CDMA2000-based infrastructure networks could become less popular in the future, which could raise the cost to us of equipment and handsets that use that technology relative to the cost of handsets and equipment that utilize other technologies.

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

We have experienced higher than normal employee turnover in the past, in part because of our bankruptcy, including turnover of individuals at the most senior management levels. In addition, our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. In September 2007, Amin Khalifa resigned as our executive vice president and CFO, and the board of directors appointed Mr. Hutcheson to serve as acting CFO as we searched for a successor to Mr. Khalifa. We announced the appointment of Walter Z. Berger as our executive vice president and CFO in June 2008. In February 2008, Grant Burton, who had served as chief accounting officer and controller since June 2005, assumed a new role as vice president, financial systems and processes. Jeffrey E. Nachbor, joined the company in April 2008 as our senior vice president, financial operations, and was appointed as our chief accounting officer in May 2008. As a result, several members of our senior management, including those responsible for our finance and accounting functions, have either been hired or appointed to new positions over a relatively short period of time, and it may take time to fully integrate these individuals into their new roles. The loss of key individuals in the future may have a material adverse impact on our ability to effectively manage and operate our business. In addition, we may have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance.

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

Concerns over radio frequency emissions and defective products may discourage the use of wireless handsets, which could decrease demand for our services. Concerns over possible safety risks could decrease the demand for our services. For example, in early 2008, a technical defect was discovered in one of our manufacturer’s handsets which appeared to prevent a portion of 911 calls from being heard by the operator. After learning of the defect, we instructed our retail locations to temporarily cease selling the handsets, notified our customers of the matter and directed them to bring their handsets into our retail locations to receive correcting software. If one or more Cricket customers were harmed by a defective product provided to us by a manufacturer and subsequently sold in connection with our services, our ability to add and maintain customers for Cricket service could be materially adversely affected by negative public reactions.

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

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors, service providers or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply or provide services to us in the future, our business could be severely disrupted. Generally, there are multiple sources for the types of products and services we purchase or use. However, some suppliers and contractors are the exclusive sources of specific products and services that we rely upon for billing, customer care, sales, accounting and other areas in our business. For example, we recently entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. We also use a limited number of vendors to provide payment processing services, and in a significant number of our markets, the majority of these services may be provided by a single vendor. In addition, a single vendor currently provides a majority of our voice and data communications transport services. Because of the costs and time lags that can be associated with transitioning from one supplier or service provider to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers or service providers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

System Failures Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.

Our technical infrastructure (including our network infrastructure and ancillary functions supporting our network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power loss, floods, windstorms, fires, human error, terrorism, intentional wrongdoing, or similar events. Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause network service interruptions. In addition, we are in the process of upgrading some of our internal business systems, and we cannot assure you that we will not experience delays or interruptions while we transition our data and existing systems onto our new systems. In December 2008, we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. To help facilitate the transition of customer billing from our current vendor, VeriSign, Inc., to Convergys, we acquired VeriSign’s billing system software and simultaneously entered into a transition services agreement to enable Convergys to provide us with billing services using the existing VeriSign software until the conversion to the new system is complete. Any failure in or interruption of systems that we or third parties maintain to support ancillary functions, such as billing, point of sale, customer care and financial reporting, could materially impact our ability to timely and accurately record, process and report information important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business.

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

We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may issue will provide us with any competitive advantages.

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

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties have asserted and may in the future assert infringement claims against us or our suppliers based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks. For example, see “Part I — Item 3. Legal Proceedings — Patent Litigation” of this report for a description of certain patent infringement lawsuits that have been brought against us. If plaintiffs in any patent litigation matters brought against us were to prevail, we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our business, financial condition and results of operations.

We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to help protect us against possible infringement claims. However, depending on the nature and scope of a possible claim, we may not be entitled to seek indemnification from the manufacturer, vendor or supplier under the terms of the agreement. In addition, to the extent that we may be entitled to seek indemnification under the terms of an agreement, we cannot guarantee that we would be fully indemnified against all possible losses associated with a possible claim. In addition, our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business, which could have the effect of slowing or limiting our ability to introduce products and services to our customers. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all) or requiring us to redesign our business operations or systems to avoid claims of infringement. In addition, infringement claims against our suppliers could also require us to purchase products and services at higher prices or from different suppliers and could adversely affect our business by delaying our ability to offer certain products and services to our customers.

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

We also cannot assure you that the Communications Act, from which the FCC obtains its authority, will not be further amended in a manner that could be adverse to us. For example, the FCC has implemented rule changes and sought comment on further rule changes focused on addressing alleged abuses of its designated entity program, which gives certain categories of small businesses preferential treatment in FCC spectrum auctions based on size. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. We cannot predict the degree to which rule changes, judicial review of the designated entity rules or increased regulatory scrutiny that may follow from this proceeding will affect our current or future business ventures or our participation in future FCC spectrum auctions.

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

Our operations are subject to various other laws and regulations, including those regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, other federal agencies and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. Because of our smaller size, legislation or governmental regulations and orders can significantly increase our costs and affect our competitive position compared to other larger telecommunications providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

If Call Volume or Wireless Broadband Usage Exceeds Our Expectations, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Effect on Our Operating Expenses.

Cricket Wireless customers generally use their handsets for voice calls for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Our Cricket Wireless service plans bundle certain features, long distance and unlimited service in Cricket calling areas for a fixed monthly fee to more effectively compete with other telecommunications providers. In September 2007, we introduced our unlimited mobile broadband offering, Cricket Broadband, into select markets. As of December 31, 2008, our Cricket Broadband service was available to approximately 67.2 million covered POPs, and we intend to make the service available in new Cricket markets that we and Denali Operations launch. In October 2008, we began an introductory launch of Cricket PAYGo, our daily unlimited prepaid wireless service, in three Cricket markets and approximately 1,600 locations, including 600 locations of a major national retailer across the nation. The extent to which we expand the availability of this service offering will depend upon the results of our introductory launch.

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

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed fee, our customers’ average minutes of use per month is substantially above U.S. averages. In addition, early customer usage of our Cricket Broadband service has been significant. We intend to meet demand for our wireless services by utilizing spectrally efficient technologies. Despite our recent spectrum purchases, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. In the future, we may be required to acquire additional spectrum to deploy new technologies, such as WiMax and LTE. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or that additional spectrum would be made available by the FCC on a timely basis. If such additional spectrum is not available to us when required or at a reasonable cost, our results of operations could be adversely affected.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of December 31, 2008, the carrying value of our wireless licenses and those of Denali License Sub and LCW License was approximately $1.8 billion. During 2008, we recorded an impairment charge of $0.2 million. During the years ended December 31, 2007 and 2006, we recorded impairment charges of $1.0 million and $7.9 million, respectively.

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

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. General economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. In addition, the trading prices of the securities of telecommunications companies have been highly volatile. If, in the future, the trading price of Leap common stock were to be adversely affected for a sustained period of time, due to worsening general economic conditions, significant changes in our financial performance or other factors, these events could ultimately result in a non-cash impairment charge related to our long-lived and/or our indefinite-lived intangible assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our goodwill or wireless licenses and/or our long-lived assets on our balance sheet.

We May Incur Higher Than Anticipated Intercarrier Compensation Costs.

When our customers use our service to call customers of other carriers, we are required under the current intercarrier compensation scheme to pay the carrier that serves the called party. Similarly, when a customer of another carrier calls one of our customers, that carrier is required to pay us. While in most cases we have been successful in negotiating agreements with other carriers that impose reasonable reciprocal compensation arrangements, some carriers have claimed a right to unilaterally impose what we believe to be unreasonably high charges on us. The FCC is actively considering possible regulatory approaches to address this situation but we cannot assure you that any FCC rules or regulations will be beneficial to us. The enactment of adverse FCC rules or regulations or any FCC inaction could result in carriers successfully collecting higher intercarrier fees from us, which could adversely affect our business.

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

Risks Related to Ownership of Our Common Stock

Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.

The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of Leap common stock has been, and is likely to be, subject to wide fluctuations. Factors affecting the trading price of Leap common stock may include, among other things:

•	variations in our operating results or those of our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	entry of new competitors into our markets;

•	significant developments with respect to intellectual property, securities or related litigation;

•	announcements of and bidding in auctions for new spectrum;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow Leap common stock;

•	any default under our Credit Agreement or any of the indentures governing our senior notes and convertible senior notes because of a covenant breach or otherwise; and

•	market conditions in our industry and the economy as a whole.

General economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. The trading price of Leap common stock may continue to be adversely affected if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a general downturn in the economy.

We May Elect to Raise Additional Equity Capital Which May Dilute Existing Stockholders.

We may raise additional capital to finance activities that we may elect to pursue at a significant level in addition to our current business expansion efforts, which could consist of debt and/or equity financing from the public and/or private capital markets. To provide flexibility with respect to any future capital raising alternatives, we intend to file a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement would be able to be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering. To the extent that we elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap common stock and impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect the Market Price of Leap Common Stock.

As of February 20, 2009, 69,813,511 shares of Leap common stock were issued and outstanding, and 6,626,489 additional shares of Leap common stock were reserved for issuance, including 5,061,422 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, or the 2004 Plan, 300,000 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2009 Employment Inducement Equity Incentive Plan, 665,067 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

Leap has also reserved up to 4,761,000 shares of its common stock for issuance upon conversion of its $250 million in aggregate principal amount of convertible senior notes due 2014. Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the “base conversion rate”), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment. At an applicable stock price of approximately $93.21 per share, the number of shares of common stock issuable upon full conversion of the convertible senior notes would be 2,682,250 shares. Upon the occurrence of a “make-whole fundamental change” of Leap under the indenture, under certain circumstances the maximum number of shares of common stock issuable upon full conversion of the convertible senior notes would be 4,761,000 shares.

In addition, Leap has reserved five percent of its outstanding shares, which represented 3,490,676 shares of common stock as of February 20, 2009, for potential issuance to CSM on the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the LCW LLC Agreement, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in our Credit Agreement do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap common stock could adversely affect prevailing market prices for Leap common stock.

We have agreed to prepare and file a resale shelf registration statement for any shares of Leap common stock issued to CSM in connection with the put, and to use our reasonable efforts to cause such registration statement to be declared effective by the SEC. In addition, we have registered all shares of common stock that we may issue under our stock option, restricted stock and deferred stock unit plan and under our employee stock purchase plan, and we intend to register in the near future all shares of common stock that we may issue under our employment inducement equity incentive plan. When we issue shares under these stock plans, they can be freely sold in the public market. If any of Leap’s stockholders causes a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales also could impede our ability to raise future capital.

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs, and Our Ownership Is Highly Concentrated. Sales of a Significant Number of Shares by Large Stockholders May Adversely Affect the Market Price of Leap Common Stock.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 22.9% of Leap common stock as of February 20, 2009. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 60.7% of Leap common stock as of February 20, 2009. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statement, as amended, registers for resale 11,755,806 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 16.8% of Leap’s outstanding common stock as of February 20, 2009. We are in the process of terminating our existing resale shelf registration statement on Form S-1 and replacing it with a resale shelf registration statement on Form S-3 covering the resale of these same shares. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws, under Delaware Law, or in Our Credit Agreement and Indentures Might Discourage, Delay or Prevent a Change in
Control of Our Company or Changes in Our Management and, Therefore, Depress the Trading Price of Leap Common Stock.

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

As of December 31, 2008, Cricket leased space, totaling approximately 146,000 square feet, in four office buildings in San Diego, California for our corporate headquarters. We use these offices for engineering and administrative purposes. During December 2008, we entered into an agreement to lease approximately 201,000 square feet for our new corporate headquarters in San Diego. We expect to transition to our new corporate headquarters during the second half of 2009, and we may seek to sublease the space we currently occupy in San Diego. Cricket also leased approximately 102,000 square feet of space in Denver, Colorado which is used for sales and marketing, product development, information technology and regional administrative purposes. During August 2008, we entered into an agreement to lease approximately 94,000 square feet for our new headquarters in Denver for our sales and marketing, product development, information technology and regional administrative functions. We expect to transition to this new location during the second half of 2009.

Cricket has approximately 60 additional office leases in its individual markets that range from approximately 2,500 square feet to approximately 14,000 square feet. Cricket also leases approximately 200 retail locations in its markets, including stores ranging in size from approximately 1,000 square feet to 5,600 square feet, as well as eight kiosks and retail spaces within other stores. In addition, as of December 31, 2008, Cricket leased approximately 7,800 cell sites, 33 switching centers and four warehouse facilities (which range in size from approximately 3,000 square feet to 30,000 square feet). We do not own any real property.

As of December 31, 2008, LCW Operations leased seven retail locations in its markets, consisting of stores ranging in size from approximately 1,100 square feet to 3,400 square feet. In addition, as of December 31, 2008, LCW Operations leased approximately 290 cell sites and one office and switch location. LCW Wireless and its subsidiaries do not own any real property.

As of December 31, 2008, Denali Operations leased approximately 30 retail locations in its markets, consisting of stores ranging in size from approximately 1,600 square feet to 5,800 square feet. In addition, as of December 31, 2008, Denali Operations leased approximately 800 cell sites, four office locations and two switch locations. Denali and its subsidiaries do not own any real property.

As we and Denali Operations continue to develop existing Cricket markets, and as additional markets are built out, we and Denali Operations will lease additional or substitute office facilities, retail stores, cell sites, switch sites and warehouse facilities.

Item 3.	Legal Proceedings

As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, securities, commercial and other matters. Due in part to the growth and expansion of our business operations, we have become subject to increased amounts of litigation, including disputes alleging intellectual property infringement.

We believe that any damage amounts alleged in the matters discussed below are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved.

Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on terms favorable to us. It is possible, however, that our business, financial condition and results of operations in future periods could be materially affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.

Patent Litigation

Freedom Wireless

On December 10, 2007, we were sued by Freedom Wireless, Inc., or Freedom Wireless, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that our Cricket unlimited voice service, in addition to our Jump® Mobile and Cricket by Week services, infringes claims under the patents at issue. On January 19, 2009, we and Freedom Wireless entered into an agreement to settle this lawsuit, and the parties are finalizing the terms of a license agreement which will provide Freedom Wireless royalties on certain of our future products and services.

Electronic Data Systems

On February 4, 2008, we and certain other wireless carriers were sued by Electronic Data Systems Corporation, or EDS, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS alleges that the sale and marketing by us of prepaid wireless cellular telephone services infringes these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. We filed an answer to the complaint on March 28, 2008. Due to the complex nature of the legal and factual issues involved, the outcome of this lawsuit is not presently determinable.

EMSAT Advanced Geo-Location Technology

On October 7, 2008, we and certain other wireless carriers were sued by EMSAT Advanced Geo-Location Technology, LLC, or EMSAT, and Location Based Services LLC, or LBS, in the United States District Court for the Eastern District of Texas, Marshall Division for alleged infringement of U.S. Patent Nos. 5,946,611, 6,847,822, and 7,289,763 entitled “Cellular Telephone System that Uses Position of a Mobile Unit to Make Call Management Decisions.” EMSAT and LBS allege that our sale, offer for sale, use, and/or inducement to use mobile E911 services infringes one or more claims of these patents. While not directed at us, the complaint further alleges that the other defendants’ sale, offer for sale, use, and/or inducement to use commercial location-based services also infringe one or more claims of these patents. The complaint seeks unspecified damages (including pre- and post-judgment interest), costs, and attorney’s fees, but does not request injunctive relief. Due to the complex nature of the legal and factual issues involved, the outcome of this lawsuit is not presently determinable.

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC, or AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The court denied defendants’ motion and the defendants appealed the denial of the motion to the Mississippi Supreme Court. On November 15, 2007, the Mississippi Supreme Court issued an opinion denying the appeal and remanded the action to the trial court. The defendants filed an answer to the complaint on May 2, 2008. Trial in this matter is scheduled to begin in October 2009.

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. An arbitration hearing was held in early November 2008, and the arbitrator issued a final award on February 13, 2009 in which he denied AWG’s claims in their entirety. Plaintiffs may seek to have the arbitrator reconsider the award or appeal the award to a federal district court.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with us. Due to the complex nature of the legal and factual issues involved, management believes that the defendants’ liability, if any, from the Whittington and AWG Lawsuits and any further indemnity claims of the defendants against Leap is not presently determinable.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits purporting to assert claims on behalf of Leap against certain of our current and former directors and officers. The lawsuits are pending in the California Superior Court for the County of San Diego and in the United States District Court for the Southern District of California. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that we were restating certain of our financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS Communications, Inc., or MetroPCS, and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. On October 27, 2008, Leap and the individual defendants filed motions to dismiss the amended federal complaint. The motions are scheduled for hearing on March 20, 2009.

Leap and certain current and former officers and directors, and Leap’s independent registered public accounting firm, PricewaterhouseCoopers LLP, also have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California. Plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The consolidated complaint alleges that the defendants made false and misleading statements about Leap’s internal controls, business and financial results, and customer count metrics. The claims are based primarily on the November 9, 2007 announcement that we were restating certain of our financial statements and statements made in our August 7, 2007 second quarter 2007 earnings release. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. On January 9, 2009, the federal court granted defendants’ motions to dismiss the complaint for failure to state a claim. On February 23, 2009, defendants were served with an amended complaint which does not name PricewaterhouseCoopers LLP. Defendants’ motions to dismiss are due on April 9, 2009.

Due to the complex nature of the legal and factual issues involved in these derivative and class action matters, their outcomes are not presently determinable. If either or both of these matters were to proceed beyond the pleading stage, we could be required to incur substantial costs to defend these matters and/or be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

Department of Justice Inquiry

On January 7, 2009, we received a letter from the Civil Division of the United States Department of Justice, or the DOJ. In its letter, the DOJ alleges that between approximately 2002 and 2006, we failed to comply with certain federal postal regulations that required us to update customer mailing addresses in exchange for our receiving certain bulk mailing rate discounts. As a result, the DOJ has asserted that we violated the False Claims Act, or the FCA, and are therefore liable for damages, which the DOJ estimates at $80,000 per month (which amount is subject to trebling under the FCA), plus statutory penalties of up to $11,000 per mailing. The DOJ has also asserted as an alternative theory of liability that we are liable on a basis of unjust enrichment for estimated single damages in the same of amount of $80,000 per month. Due to the complex nature of the legal and factual issues involved with the alleged FCA claims, the outcome of this matter is not presently determinable.

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

No matters were submitted to a vote of Leap’s stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

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

The following table sets forth the high and low closing prices per share of our common stock on the NASDAQ Global Select Market for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes.

	High($)	Low($)

Calendar Year — 2007
First Quarter	68.24	58.00
Second Quarter	87.46	66.84
Third Quarter	98.33	54.47
Fourth Quarter	83.74	32.01
Calendar Year — 2008
First Quarter	49.76	36.24
Second Quarter	61.09	43.17
Third Quarter	48.85	35.73
Fourth Quarter	39.16	15.46

On February 20, 2009, the last reported sale price of Leap common stock on the NASDAQ Global Select Market was $24.31 per share. As of February 20, 2009, there were 69,813,511 shares of common stock outstanding held by approximately 307 holders of record.

Dividends

Leap has not paid or declared any cash dividends on its common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. As more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms of our Credit Agreement and the indentures governing our unsecured senior notes restrict our ability to declare or pay dividends. We intend to retain future earnings, if any, to fund our growth. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

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

						Predecessor
	Successor Company					Company
					Five Months	Seven Months
					Ended	Ended
	Year Ended December 31,				December 31,	July 31,
	2008	2007	2006	2005	2004	2004

Statement of Operations Data:
Revenues	$1,958,862	$1,630,803	$1,167,187	$957,771	$350,847	$492,756

Operating income (loss)	46,700	60,262	23,725	71,002	12,729	(34,412)

Income (loss) before reorganization items, income taxes and cumulative effect of change in accounting principle	(109,192)	(38,561)	(15,703)	52,300	(2,170)	(38,900)
Reorganization items, net	—	—	—	—	—	962,444
Income tax expense	(38,631)	(37,366)	(9,277)	(21,615)	(3,930)	(4,166)

Income (loss) before cumulative effect of change in accounting principle	(147,823)	(75,927)	(24,980)	30,685	(6,100)	919,378
Cumulative effect of change in accounting principle	—	—	623	—	—	—

Net income (loss)	$(147,823)	$(75,927)	$(24,357)	$30,685	$(6,100)	$919,378

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(2.17)	$(1.13)	$(0.41)	$0.51	$(0.10)	$15.68
Cumulative effect of change in accounting principle	—	—	0.01	—	—	—

Basic earnings (loss) per share(1)	$(2.17)	$(1.13)	$(0.40)	$0.51	$(0.10)	$15.68

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(2.17)	$(1.13)	$(0.41)	$0.50	$(0.10)	$15.68
Cumulative effect of change in accounting principle	—	—	0.01	—	—	—

Diluted earnings (loss) per share(1)	$(2.17)	$(1.13)	$(0.40)	$0.50	$(0.10)	$15.68

Shares used in per share calculations:(1)
Basic	68,021	67,100	61,645	60,135	60,000	58,623

Diluted	68,021	67,100	61,645	61,003	60,000	58,623

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$357,708	$433,337	$372,812	$293,073	$141,141
Short-term investments	238,143	179,233	66,400	90,981	113,083
Working capital	278,576	380,384	185,191	245,366	150,868
Restricted cash, cash equivalents and short-term investments	4,780	15,550	13,581	13,759	31,427
Total assets	5,052,857	4,432,998	4,084,947	2,499,946	2,213,312
Capital leases	11,399	61,538	—	—	—
Long-term debt	2,566,025	2,033,902	1,676,500	588,333	371,355
Total stockholders’ equity	1,621,871	1,724,322	1,771,793	1,517,601	1,472,347

(1)	Refer to Notes 2 and 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report for an explanation of the calculation of basic and diluted earnings (loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report.

Overview

Company Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the “Cricket®” brand. Our Cricket service offerings provide customers with unlimited wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations and in the upper Midwest by Denali Operations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, and owns an indirect non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali. LCW Wireless and Denali are designated entities under FCC regulations. We consolidate our interests in LCW Wireless and Denali in accordance with FIN 46(R) because these entities are variable interest entities and we will absorb a majority of their expected losses.

At December 31, 2008, Cricket service was offered in 30 states and had approximately 3.8 million customers. As of December 31, 2008, we, LCW License (a wholly owned subsidiary of LCW Operations), and Denali License Sub (an indirect wholly owned subsidiary of Denali) owned wireless licenses covering an aggregate of approximately 186.7 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 67.2 million POPs as of December 31, 2008, which includes incremental POPs attributed to ongoing footprint expansion in existing markets. The licenses we and Denali purchased in Auction #66, together with the existing licenses we own, provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate or are building out, assuming Denali License Sub were to make available to us certain of its spectrum.

We plan to expand our network footprint by launching Cricket service in new markets and increasing and enhancing coverage in our existing markets. In 2008, we and Denali Operations launched new markets in Oklahoma City, southern Texas, Las Vegas, St. Louis and the greater Milwaukee area covering approximately 11 million additional POPs. We and Denali Operations intend to launch markets covering approximately 25 million additional POPs by the middle of 2009 (which includes the Chicago market launched by Denali Operations in February 2009). We and Denali Operations also previously identified up to approximately 16 million additional POPs that we could elect to cover with Cricket service by the end of 2010. We currently expect to make a determination with respect to the launch of these additional POPs by the middle of 2009. We intend to fund the costs required to build out and launch any new markets associated with these 16 million additional POPs with cash generated from operations. The pace and timing of any such build-out and launch activities will depend upon the performance of our business and the amount of cash generated by our operations. We also plan to continue to expand and enhance our network coverage and capacity in many of our existing markets, allowing us to offer our customers an improved service area. In addition to these expansion plans, we and Denali License Sub hold licenses in other markets that are suitable for Cricket service, and we and Denali Operations may develop some of the licenses covering these additional POPs through partnerships with others.

Our Cricket service offerings are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our primary Cricket service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plan combines unlimited local and U.S. long distance service from any Cricket service area with unlimited use of multiple calling features and messaging services. We also offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for one low, flat rate with no long-term commitments or credit checks. As of December 31, 2008, our Cricket Broadband service was available to approximately 67.2 million covered POPs, and we intend to make the service available in new Cricket markets that we and Denali Operations launch. In October 2008, we began an introductory launch of Cricket

PAYGotm, our unlimited prepaid wireless service, in select markets. Cricket PAYGo is a daily pay-as-you-go service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar. We expect to continue to broaden our voice and data product and service offerings in 2009 and beyond.

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets because we offer a differentiated service and an attractive value proposition to our customers at costs significantly lower than most of our competitors, and accordingly we continue to enhance our current market clusters and expand our business into new geographic markets. In addition to our current business expansion efforts, we may also pursue other activities to build our business, which could include (without limitation) the acquisition of additional spectrum through private transactions or FCC auctions, entering into partnerships with others to launch and operate additional markets or reduce existing operating costs, or the acquisition of other wireless communications companies or complementary businesses. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License Sub hold include large regional areas covering both rural and metropolitan communities, we and Denali may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters for markets in operation for one year or longer, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. However, sales activity and churn can be strongly affected by the launch of new markets, promotional activity, economic conditions and competitive actions, any of which have the ability to reduce or outweigh certain seasonal effects. From time to time, we offer programs to help promote customer activity for our wireless services. For example, since the second quarter of 2008 we have increased our use of a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket handset not currently in service. Customers accepting this offer receive a free month of service on the additional line of service after paying an activation fee. We believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our handsets and wireless services.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity through capital markets transactions. We also have a $200 million revolving credit facility under our Credit Agreement which was undrawn as of December 31, 2008, and which we do not generally rely upon as a source of liquidity in planning for our future capital and operating requirements. See “Liquidity and Capital Resources” below.

Among the most significant factors affecting our financial condition and performance from period to period are our new market expansions and growth in customers, the impacts of which are reflected in our revenues and operating expenses. Throughout 2006, 2007 and 2008, we and our joint ventures continued expanding existing market footprints and expanded into 30 new markets, increasing the number of potential customers covered by our networks from approximately 27.7 million covered POPs as of December 31, 2005, to approximately 48.0 million covered POPs as of December 31, 2006, to approximately 53.2 million covered POPs as of December 31, 2007 and to approximately 67.2 million covered POPs as of December 31, 2008. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 1.67 million customers as of December 31, 2005, to 2.23 million customers as of December 31, 2006, to 2.86 million customers as of December 31, 2007 and to 3.84 million customers as of December 31, 2008. In addition, our total revenues have increased from $957.8 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.63 billion for fiscal 2007, and to $1.96 billion for fiscal 2008. During 2006 and 2007, we introduced several higher-priced, higher-value service plans which helped increase average revenue per user per month as a result of customer acceptance of the plans. During 2008, we experienced slightly lower average revenue per user per month due to customer acceptance of our lower-priced rate plans, decreased customer acceptance of optional add-on services, and the successful expansion of our Cricket Broadband service.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting the increase in customers, the costs associated with the launch of new products and markets and the broader variety of products and services provided to our customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to expansion into new markets, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $901.4 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.57 billion for fiscal 2007 and to $1.91 billion for fiscal 2008. We also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses in 2006, 2007 and 2008. As a result, our interest expense has increased from $30.1 million for fiscal 2005, to $61.3 million for fiscal 2006, to $121.2 million for fiscal 2007, and to $158.3 million for fiscal 2008. Also, in September 2007, we changed our tax accounting method for amortizing wireless licenses, contributing substantially to our income tax expense of $38.6 million for the year ended December 31, 2008 and $37.4 million for the year ended December 31, 2007, as compared to our income tax expense of $9.3 million for the year ended December 31, 2006.

Primarily as a result of the factors described above, our net income of $30.7 million for fiscal 2005 decreased to a net loss of $24.4 million for fiscal 2006, a net loss of $75.9 million for fiscal 2007, and a net loss of $147.8 million for the year ended December 31, 2008. We believe, however, that the significant initial costs associated with building out and launching new markets and further expanding our existing business will provide substantial future benefits as the new markets we have launched continue to develop, our existing markets mature and we continue to add subscribers and generate additional revenues.

We expect that we will continue to build out and launch new markets and pursue other expansion activities for the next several years. We intend to be disciplined as we pursue these expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications. We expect to achieve increased revenues and incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. Any such significant capital expenditures or increased operating expenses will decrease OIBDA and free cash flow for the periods in which we incur such costs. However, we are willing to incur such expenditures because we expect our expansion activities will be beneficial to our business and create additional value for our stockholders.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These principles require us to make estimates and judgments that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities and our reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of deferred tax assets, long-lived assets and indefinite-lived intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates.

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

When we activate a new customer, we frequently sell that customer a handset and the first month of service in a bundled transaction. Under the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, the sale of a handset along with a month of wireless service constitutes a multiple element arrangement. Under EITF 00-21, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying EITF 00-21 to these transactions results in us recognizing the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

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

Amounts billed by us in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue since collectibility of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to handsets sold to third-party dealers.

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

Wireless Licenses

We, LCW Wireless and Denali operate PCS and AWS networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because we expect our subsidiaries and joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of our or our consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, we evaluate the remaining useful life of our indefinite-lived wireless licenses to determine whether events and circumstances, such as any legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, we test the wireless license for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition to our quarterly evaluation of the indefinite useful lives of our wireless licenses, we also test our wireless licenses for impairment in accordance with SFAS 142 on an annual basis. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell.

Portions of the AWS spectrum that we and Denali License Sub hold are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. Our and Denali’s spectrum clearing costs are capitalized to wireless licenses as incurred.

Goodwill and Other Intangible Assets

Goodwill primarily represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Certain of our other intangible assets were also recorded upon adoption of fresh-start reporting and now consist of trademarks which are being amortized on a straight-line basis over their estimated useful lives of fourteen years. Customer relationships acquired in connection with our acquisition of Hargray Wireless, LLC, or Hargray Wireless, in 2008 are amortized on an accelerated basis over a useful life of up to four years.

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

Our wireless licenses in our operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Our non-operating licenses are tested for impairment on an individual basis. An impairment loss is recognized when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Estimates of the fair value of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. Any required impairment losses are recorded as a reduction in the carrying value of the wireless license and charged to results of operations.

The goodwill impairment test involves a two-step process. First, the book value of our net assets, which are combined into a single reporting unit for purposes of the impairment test of goodwill, is compared to the fair value of our net assets. The fair value of our net assets is primarily based on our market capitalization. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any.

The accounting estimates for our wireless licenses require management to make significant assumptions about fair value. Management’s assumptions regarding fair value require significant judgment about economic factors, industry factors and technology considerations, as well as about our business prospects. Changes in these judgments may have a significant effect on the estimated fair values of our indefinite-lived intangible assets.

Share-Based Compensation

We account for share-based awards exchanged for employee services in accordance with SFAS No. 123(R), “Share-Based Payment,” or SFAS 123(R). Under SFAS 123(R), share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2008.

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

At December 31, 2008, total unrecognized compensation cost related to unvested stock options was $55.1 million, which is expected to be recognized over a weighted-average period of 3.1 years. At December 31, 2008, total unrecognized compensation cost related to unvested restricted stock awards was $45.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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

We must then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2008, we weighed the positive and negative factors with respect to this determination and, at this time, do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of a $2.4 million Texas Margins Tax credit. We will continue to closely monitor the positive and negative factors to determine whether our valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

At such time as we determine that it is more likely than not that all or a portion of our deferred tax assets are realizable, the valuation allowance will be reduced. After our adoption of SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), which became effective for us on January 1, 2009, any reduction in our valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction to income tax expense.

On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48. At the date of adoption and during the years ended December 31, 2007 and 2008, our unrecognized income tax benefits and uncertain tax positions were not material. Interest and penalties related to uncertain tax positions are recognized by us as a component of income tax expense but were immaterial on the date of adoption and for the years ended December 31, 2007 and 2008. All of our tax years from 1998 to 2007 remain open to examination by federal and state taxing authorities.

Subscriber Recognition and Disconnect Policies

We recognize a new customer as a gross addition in the month that he or she activates a Cricket service. We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated. The customer must pay his or her monthly service amount by the payment due date or his or her service will be suspended. When service is suspended, the customer will not be able to make or receive calls or access the internet via our Cricket Broadband service, as applicable. Any call attempted by a suspended Cricket Wireless customer is routed directly to our customer service center in order to arrange payment. In order to re-establish Cricket Wireless or Cricket Broadband service, a customer must make all past-due payments and pay a reactivation charge, to re-establish service. For our Cricket Wireless and Cricket Broadband services, if a new customer does not pay all amounts due on his or her first bill within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which the customer’s service was discontinued. If a Cricket Wireless or Cricket Broadband customer has made payment on his or her first bill and in a subsequent month does not pay all amounts due within 30 days of the due date, the account is disconnected and counted as churn. Pay-in advance customers who ask to terminate their service are disconnected when their paid service period ends. Customers for our Cricket PAYGo service are generally disconnected from service and counted as churn if they have not replenished or “topped up” their account within 60 days after the end of their initial term of service.

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

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations (in thousands, except percentages).

	Year Ended	% of 2008	Year Ended	% of 2007	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2008	Revenues	2007	Revenues	Dollars	Percent

Revenues:
Service revenues	$1,709,101		$1,395,667		$313,434	22.5%
Equipment revenues	249,761		235,136		14,625	6.2%

Total revenues	1,958,862		1,630,803		328,059	20.1%

Operating expenses:
Cost of service (exclusive of items shown separately below)	488,298	28.6%	384,128	27.5%	104,170	27.1%
Cost of equipment	465,422	27.2%	405,997	29.1%	59,425	14.6%
Selling and marketing	294,917	17.3%	206,213	14.8%	88,704	43.0%
General and administrative	331,691	19.4%	271,536	19.5%	60,155	22.2%
Depreciation and amortization	331,448	19.4%	302,201	21.7%	29,247	9.7%
Impairment of assets	177	0.0%	1,368	0.1%	(1,191)	(87.1)%

Total operating expenses	1,911,953	111.9%	1,571,443	112.6%	340,510	21.7%
Gain (loss) on sale or disposal of assets	(209)	0.0%	902	0.1%	(1,111)	(123.2)%

Operating income	$46,700	2.7%	$60,262	4.3%	$(13,562)	(22.5)%

	Year Ended	% of 2007	Year Ended	% of 2006	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2007	Revenues	2006	Revenues	Dollars	Percent

Revenues:
Service revenues	$1,395,667		$956,365		$439,302	45.9%
Equipment revenues	235,136		210,822		24,314	11.5%

Total revenues	1,630,803		1,167,187		463,616	39.7%

Operating expenses:
Cost of service (exclusive of items shown separately below)	384,128	27.5%	264,162	27.6%	119,966	45.4%
Cost of equipment	405,997	29.1%	310,834	32.5%	95,163	30.6%
Selling and marketing	206,213	14.8%	159,257	16.7%	46,956	29.5%
General and administrative	271,536	19.5%	196,604	20.6%	74,932	38.1%
Depreciation and amortization	302,201	21.7%	226,747	23.7%	75,454	33.3%
Impairment of assets	1,368	0.1%	7,912	0.8%	(6,544)	(82.7)%

Total operating expenses	1,571,443	112.6%	1,165,516	121.9%	405,927	34.8%
Gain on sale or disposal of assets	902	0.1%	22,054	2.3%	(21,152)	(95.9)%

Operating income	$60,262	4.3%	$23,725	2.5%	$36,537	154.0%

The following table summarizes customer activity:

	Year Ended December 31,
	2008	2007	2006

Gross customer additions	2,487,579	1,974,504	1,455,810
Net customer additions(1)	942,304	633,693	592,237
Weighted-average number of customers	3,272,347	2,589,312	1,861,477
Total customers, end of period	3,844,660	2,863,519	2,229,826

(1)	Net customer additions for the year ended December 31, 2008 reflect the operations of Cricket markets and exclude changes in customers that occurred during the nine months ended September 30, 2008 in the Hargray Wireless markets in South Carolina and Georgia that we acquired in April 2008. We completed the upgrade of the Hargray Wireless networks and introduced Cricket service in these markets in October 2008. Commencing with the fourth quarter of 2008, our net customer additions include customers in the former Hargray Wireless markets.

Service Revenues

Service revenues increased $313.4 million, or 22.5%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. This increase resulted from a 26.4% increase in average total customers due to new market launches, existing market customer growth and customer acceptance of our Cricket Broadband service. This increase was partially offset by a 3.1% decline in average monthly revenues per customer. The decline in average monthly revenues per customer reflected customer acceptance of our lower-priced rate plans, decreased customer acceptance of optional add-on services and the successful expansion of our Cricket Broadband service, which is offered at a lower monthly rate than our premium Cricket Wireless service plans.

Service revenues increased $439.3 million, or 45.9%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. This increase resulted from a 39.1% increase in average total customers due to new market launches and existing market customer growth and a 4.9% increase in average monthly revenues per customer. The increase in average monthly revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans and optional add-on services.

Equipment Revenues

Equipment revenues increased $14.6 million, or 6.2%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. A 22% increase in handset sales volume was partially offset by a reduction in the average revenue per handset sold. The reduction in the average revenue per handset sold was primarily due to the expansion of our low-cost handset offerings.

Equipment revenues increased $24.3 million, or 11.5%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. An increase of 36.4% in handset sales volume was largely offset by increases in promotional incentives for customers and an increased shift in handset sales to our exclusive indirect distribution channel, to which handsets are sold at lower prices.

Cost of Service

Cost of service increased $104.2 million, or 27.1%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. The most significant factor contributing to the increase in cost of service is the size of our network footprint and supporting infrastructure. The number of potential customers covered by our networks increased from approximately 53.2 million covered POPs as of December 31, 2007 to approximately 67.2 million covered POPs as of December 31, 2008. As a percentage of service revenues, cost of service increased to 28.6% from 27.5% in the prior year period. Network operating costs increased by 2.3% as a percentage of service revenues primarily due to costs associated with new market launches and EvDO-related network costs which were incurred in large part to support the deployment of our Cricket Broadband service and other value-added data services. The increase in network operating costs during 2008 was partially offset by a 1.3% decrease in variable product costs as a percentage of service revenues due to an improved product cost structure and a decrease in customer acceptance of certain optional add-on services that yield lower margins. In addition, during the year ended December 31, 2007, we negotiated amendments to agreements that reduced our liability for the removal of equipment on certain cell sites at the end of the lease term, which resulted in a net gain of $6.1 million and lower network operating costs during that period.

Cost of service increased $120.0 million, or 45.4%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. The most significant factor contributing to the increase in cost of service is the size of our network footprint and supporting infrastructure. The number of potential customers covered by our networks increased from approximately 48.0 million covered POPs as of December 31, 2006 to approximately 53.2 million covered POPs as of December 31, 2007. As a percentage of service revenues, cost of service decreased to 27.5% from 27.6% in the prior year period. Variable product costs increased by 1.9% as a percentage of service revenues due to increased customer acceptance of certain optional add-on services. This increase was offset by a 0.9% decrease in network infrastructure costs as a percentage of service revenues and a 1.0% decrease in labor and related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale. In addition, during the year ended December 31, 2007, we negotiated amendments to agreements that reduced our liability for the removal of equipment on certain cell sites at the end of the lease term, which resulted in a net gain of $6.1 million and lower network operating costs.

Cost of Equipment

Cost of equipment increased $59.4 million, or 14.6%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. A 22% increase in handset sales volume and an increase in handset replacement-related costs were partially offset by a reduction in the average cost per handset sold, primarily due to the expansion of our low-cost handset offerings.

Cost of equipment increased $95.2 million, or 30.6%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to a 36.4% increase in handset sales volume.

Selling and Marketing Expenses

Selling and marketing expenses increased $88.7 million, or 43.0%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 17.3% from 14.8% in the prior year period. This percentage increase was largely attributable to a 1.3% increase in media and advertising costs as a percentage of service revenues reflecting a greater number of new market launches in the current year period and the advertising costs associated with those launches. In addition, there was a 1.2% increase in store and staffing costs as a percentage of service revenues due to the launch of new markets and incremental distribution costs to support our footprint expansion in select existing markets.

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

General and Administrative Expenses

General and administrative expenses increased $60.2 million, or 22.2%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.4% from 19.5% in the prior year period due to the increase in service revenues and consequent benefits of scale. This percentage decrease was largely attributable to a 1.1% decrease in customer care-related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale and was partially offset by a 0.9% increase in employee-related costs primarily to support our network expansion.

General and administrative expenses increased $74.9 million, or 38.1%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.5% from 20.6% in the prior year period. Customer care expenses decreased by 0.5% as a percentage of service revenues and employee related costs decreased by 0.8% as a percentage of service revenues both due to the increase in service revenues and consequent benefits of scale. These decreases were partially offset by a 0.4% increase in professional services fees and other expenses as a percentage of service revenues due to costs incurred in connection with the unsolicited merger proposal received from MetroPCS in 2007 and other strategic merger and acquisition activities.

Depreciation and Amortization

Depreciation and amortization expense increased $29.2 million, or 9.7%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property, plant and equipment, net, from approximately $1,316.7 million as of December 31, 2007 to approximately $1,842.7 million as of December 31, 2008, in connection with the build-out and launch of our new markets throughout 2007 and 2008 and the improvement and expansion of our networks in existing markets. As a percentage of service revenues, depreciation and amortization decreased to 19.4% from 21.7% in the prior year period.

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

Impairment Charges

As a result of our annual impairment tests of wireless licenses, we recorded impairment charges of $0.2 million, $1.0 million and $4.7 million during the years ended December 31, 2008, 2007 and 2006, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. In addition, we recorded an impairment charge of $3.2 million during the year ended December 31, 2006 in connection with an agreement to sell certain non-operating wireless licenses. We adjusted the carrying values of those licenses to their estimated fair values, which were based on the agreed upon sales prices.

Gains (Losses) on Sale or Disposal of Assets

During the year ended December 31, 2008, we incurred approximately $1.5 million in losses on the sale or disposal of property, plant and equipment, including the write-off of equipment with a net book value of $0.3 million as a result of damage from Hurricane Ike. These losses were partially offset by a $1.3 million gain recognized upon our exchange of certain disaggregated spectrum with Sprint Nextel, as more fully described in “— Liquidity and Capital Resources” below. During the year ended December 31, 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate purchase price of $9.5 million, resulting in a net gain of $1.3 million. During the year ended December 31, 2006, we completed the sale of our wireless licenses and operating assets in the Toledo and Sandusky, Ohio markets to Cleveland Unlimited, Inc., or CUI, in exchange for $28.0 million and CUI’s equity interest in LCW Wireless, resulting in a gain of $21.6 million.

Non-Operating Items

The following tables summarize non-operating data for the Company’s consolidated operations (in thousands).

	Year Ended December 31,
	2008	2007	Change

Minority interests in consolidated subsidiaries	$(4,874)	$1,817	$(6,691)
Equity in net loss of investee	(298)	(2,309)	2,011
Interest income	14,571	28,939	(14,368)
Interest expense	(158,259)	(121,231)	(37,028)
Other expense, net	(7,032)	(6,039)	(993)
Income tax expense	(38,631)	(37,366)	(1,265)

	Year Ended December 31,
	2007	2006	Change

Minority interests in consolidated subsidiaries	$1,817	$1,493	$324
Equity in net loss of investee	(2,309)	—	(2,309)
Interest income	28,939	23,063	5,876
Interest expense	(121,231)	(61,334)	(59,897)
Other expense, net	(6,039)	(2,650)	(3,389)
Income tax expense	(37,366)	(9,277)	(28,089)

Minority Interests in Consolidated Subsidiaries

Minority interests in consolidated subsidiaries primarily reflects the share of net earnings or losses allocated to the other members of certain consolidated entities, as well as accretion expense associated with certain members’ put options.

Equity in Net Loss of Investee

Equity in net loss of investee reflects our share of losses in a regional wireless service provider in which we previously made investments.

Interest Income

Interest income decreased $14.4 million during the year ended December 31, 2008 compared to the corresponding periods of the prior year. This decrease was primarily attributable to a change in our investment policy (and a resulting change in the mix of our investment portfolio), and a decline in interest rates from the corresponding periods of the prior year. Currently, the majority of our portfolio consists of lower-yielding Treasury bills whereas a large percentage of our portfolio previously consisted of higher-yielding corporate securities.

Interest income increased $5.9 million for the year ended December 31, 2007 compared to the corresponding period of the prior year. This increase was primarily due to an increase in the average cash and cash equivalents and investment balances.

Interest Expense

Interest expense increased $37.0 million during the year ended December 31, 2008 compared to the corresponding periods of the prior year. The increase in interest expense resulted primarily from our issuance of $300 million of senior notes and $250 million of convertible senior notes in June 2008 and the increases in the interest rate applicable to our $895.5 million term loan under the amendments to our Credit Agreement in November 2007 and June 2008. We capitalized $52.7 million of interest during the year ended December 31, 2008 compared to $45.6 million during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets. See “— Liquidity and Capital Resources” below.

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

Other Expense, Net

During the year ended December 31, 2008, we recognized $7.6 million of net other-than-temporary impairment charges on our investments in asset-backed commercial paper.

Other expense, net of other income, increased by $3.4 million for the year ended December 31, 2007 compared to the corresponding period of the prior year. During 2007, we recorded a $5.4 million impairment charge to reduce the carrying value of certain investments in asset-backed commercial paper.

Income Tax Expense

During the year ended December 31, 2008, we recorded income tax expense of $38.6 million compared to income tax expense of $37.4 million for the year ended December 31, 2007. Income tax expense for each of the years ended December 31, 2008 and 2007 consisted primarily of the tax effect of changes in deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures.

We recorded a $1.0 million income tax expense and a $4.7 million income tax benefit during the years ended December 31, 2008 and 2007, respectively, related to changes in our effective state income tax rate. An increase in our effective state income tax rate during the year ended December 31, 2008 resulted in an increase to our net deferred tax liability and a corresponding increase in our income tax expense. The increase in our effective state income tax rate at December 31, 2008 was primarily attributable to subsidiary entity restructuring. A decrease in our effective state income tax rate at December 31, 2007 caused a decrease in our net deferred tax liability and a corresponding decrease in our income tax expense. These decreases were primarily attributable to expansion of our operating footprint into lower taxing states and state tax planning. We recorded an additional $2.5 million income tax benefit during the year ended December 31, 2007 due to a Texas Margins Tax, or TMT, credit, which was recorded as a deferred tax asset. We estimate that our future TMT liability will be based on our gross revenues in

Texas, rather than our apportioned taxable income. Therefore, we believe that it is more likely than not that our TMT credit will be recovered and, accordingly, we have not established a valuation allowance against this asset.

During the year ended December 31, 2008, we also recorded a $1.7 million income tax benefit to the consolidated statement of operations with a corresponding amount recorded to other comprehensive income in the consolidated balance sheet resulting from interest rate hedges and marketable securities activity within other comprehensive income.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and book purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss carryforwards, capital loss carryforwards and income tax credits. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment, we have weighed the positive and negative factors with respect to this determination and, at this time, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of the TMT credit more fully described above. Our TMT credit was $2.5 million and $2.4 million as of December 31, 2007 and 2008, respectively. We will continue to closely monitor the positive and negative factors to determine whether our valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investment in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period. Since we have recorded a valuation allowance against the majority of our deferred tax assets, we carry a net deferred tax liability on our balance sheet. During the year ended December 31, 2008, we recorded a $129.7 million increase to our valuation allowance, which primarily consists of $66.7 million and $6.8 million related to the impact of 2008 federal and state taxable losses, respectively, and $43.9 million attributable to a claim filed with the Internal Revenue Service, or IRS, in 2008 for additional tax deductions that we now believe are more likely than not to be sustained by the IRS.

At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced. After our adoption of SFAS 141(R), which is effective for us on January 1, 2009, any reduction in our valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction to income tax expense.

On January 1, 2007, we adopted the provisions of FIN 48. At the date of adoption and during the years ended December 31, 2007 and 2008, our unrecognized income tax benefits and uncertain tax positions were not material. Interest and penalties related to uncertain tax positions are recognized by us as a component of income tax expense but were immaterial on the date of adoption and for the years ended December 31, 2007 and 2008. All of our tax years from 1998 to 2007 remain open to examination by federal and state taxing authorities.

Quarterly Financial Data (Unaudited)

The following tables present summarized data for each interim period for the years ended December 31, 2008 and 2007. The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$468,384	$474,858	$496,697	$518,923
Operating income	26,056	14,450	2,391	3,803
Net loss	(18,144)	(26,069)	(48,788)	(54,822)
Basic loss per share	(0.27)	(0.38)	(0.72)	(0.81)
Diluted loss per share	(0.27)	(0.38)	(0.72)	(0.81)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$393,425	$397,914	$409,656	$429,808
Operating income (loss)	(1,543)	30,704	9,393	21,708
Net income (loss)	(24,224)	9,638	(43,289)	(18,052)
Basic earnings (loss) per share	(0.36)	0.14	(0.64)	(0.27)
Diluted earnings (loss) per share	(0.36)	0.14	(0.64)	(0.27)

Quarterly Results of Operations Data (Unaudited)

The following table presents our unaudited condensed consolidated quarterly statement of operations data for 2008, which has been derived from our unaudited condensed consolidated financial statements (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues:
Service revenues	$398,929	$417,143	$434,523	$458,506
Equipment revenues	69,455	57,715	62,174	60,417

Total revenues	468,384	474,858	496,697	518,923

Operating expenses:
Cost of service (exclusive of items shown separately below)	(111,170)	(118,857)	(129,708)	(128,563)
Cost of equipment	(114,221)	(105,127)	(113,057)	(133,017)
Selling and marketing	(58,100)	(74,276)	(77,407)	(85,134)
General and administrative	(75,907)	(77,233)	(87,522)	(91,029)
Depreciation and amortization	(82,639)	(86,167)	(86,033)	(76,609)
Impairment of assets	—	—	(177)	—

Total operating expenses	(442,037)	(461,660)	(493,904)	(514,352)
Gain (loss) on sale or disposal of assets	(291)	1,252	(402)	(768)

Operating income	26,056	14,450	2,391	3,803
Minority interests in consolidated subsidiaries	(823)	(1,865)	(1,266)	(920)
Equity in net income (loss) of investee	(1,062)	(295)	230	829
Interest income	4,781	2,586	4,072	3,132
Interest expense	(33,357)	(30,401)	(45,352)	(49,149)
Other income (expense), net	(4,036)	(307)	1,161	(3,850)

Loss before income taxes	(8,441)	(15,832)	(38,764)	(46,155)
Income tax expense	(9,703)	(10,237)	(10,024)	(8,667)

Net loss	$(18,144)	$(26,069)	$(48,788)	$(54,822)

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

Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay their first monthly bill are deducted from our gross customer additions in the month in which they are disconnected; as a result, these customers are not included in churn. Customers of our Cricket Wireless and Cricket Broadband service are generally disconnected from service approximately 30 days after failing to pay a monthly bill, and pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Customers for our Cricket PAYGo service are generally disconnected from service if they have not replenished or “topped up” their account within 60 days after the end of their initial term of service. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

The following table shows metric information for 2008:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2008	2008	2008	2008	2008

ARPU	$44.98	$43.97	$42.95	$42.44	$43.52
CPGA	$159	$205	$201	$182	$186
CCU	$21.73	$21.01	$21.50	$20.55	$21.18
Churn(1)	3.6%	3.8%	4.2%	3.8%	4.0%

(1)	Churn for the three months ended June 30, 2008 and September 30, 2008 reflects the operations of Cricket markets and excludes customers in the Hargray Wireless markets in South Carolina and Georgia that we acquired in April 2008. We completed the upgrade of the Hargray Wireless networks and introduced Cricket service in these markets in October 2008, and churn for the three months ended December 31, 2008 includes customers in the former Hargray Wireless markets.

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2008	2008	2008	2008	2008

Selling and marketing expense	$58,100	$74,276	$77,407	$85,134	$294,917
Less share-based compensation expense included in selling and marketing expense	(1,356)	(1,179)	(871)	(1,174)	(4,580)
Plus cost of equipment	114,221	105,127	113,057	133,017	465,422
Less equipment revenue	(69,455)	(57,715)	(62,174)	(60,417)	(249,761)
Less net loss on equipment transactions unrelated to initial customer acquisition	(14,020)	(9,389)	(7,880)	(10,885)	(42,174)

Total costs used in the calculation of CPGA	$87,490	$111,120	$119,539	$145,675	$463,824
Gross customer additions	550,520	542,005	593,619	801,436	2,487,579

CPGA	$159	$205	$201	$182	$186

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2008	2008	2008	2008	2008

Cost of service	$111,170	$118,857	$129,708	$128,563	$488,298
Plus general and administrative expense	75,907	77,233	87,522	91,029	331,691
Less share-based compensation expense included in cost of service and general and administrative expense	(8,346)	(6,155)	(7,595)	(8,539)	(30,635)
Plus net loss on equipment transactions unrelated to initial customer acquisition	14,020	9,389	7,880	10,885	42,174

Total costs used in the calculation of CCU	$192,751	$199,324	$217,515	$221,938	$831,528
Weighted-average number of customers	2,956,477	3,162,028	3,371,932	3,600,393	3,272,347

CCU	$21.73	$21.01	$21.50	$20.55	$21.18

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $595.9 million in unrestricted cash, cash equivalents and short-term investments as of December 31, 2008. We generated $350.6 million of net cash from operating activities during the year ended December 31, 2008, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. In addition, from time to time we may also generate liquidity through capital markets transactions. We generated $483.7 million of net cash from financing activities during the year ended December 31, 2008, which included proceeds from our issuances of unsecured senior notes and convertible senior notes in June 2008. We also have a $200 million revolving credit facility which was undrawn as of December 31, 2008, and which we do not generally rely upon as a source of liquidity in planning for our future capital and operating requirements.

We believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts. These current business expansion efforts, which are described further below, include our plans to expand our network footprint, expand and enhance network coverage and capacity in many of our existing markets and expand the availability of our Cricket Broadband service.

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected operating and financial results, the competitive landscape and other factors. In evaluating our liquidity and managing our financial resources, we plan to maintain what we consider to be at least a reasonable surplus of unrestricted cash, cash equivalents and short-term investments to address variations in working capital, unanticipated operating or capital requirements, and significant changes in our financial performance. If cash generated from operations were to be adversely impacted by substantial changes in our projected operating performance (for example, as a result of unexpected effects associated with the current economic downturn, changes in general economic conditions, higher interest rates, increased competition in our markets, slower-than-anticipated growth or customer acceptance of our products or services, increased churn or other factors), we believe that we could defer or significantly reduce our capital expenditures and other business expenses, to the extent we deemed necessary, to match our capital requirements to our available liquidity. Our projections regarding future capital and operating requirements and liquidity are based upon current operating, financial and competitive information and projections regarding our business and its financial performance. There are a number of risks and uncertainties (including the risks to our business described above and others set forth in this report in Part I — Item 1A. under the heading entitled “Risk Factors”) that could cause our financial and operating results and capital requirements to differ materially from our projections and that could cause our liquidity to differ materially from the assessment set forth above.

We plan to expand our network footprint by launching Cricket service in new markets and increasing and enhancing coverage in our existing markets. In 2008, we and Denali Operations launched new markets in Oklahoma City, southern Texas, Las Vegas, St. Louis and the greater Milwaukee area covering approximately 11 million additional POPs. We and Denali Operations intend to launch markets covering approximately 25 million additional POPs by the middle of 2009 (which includes the Chicago market launched by Denali Operations in February 2009). We and Denali Operations also previously identified up to approximately 16 million additional POPs that we could elect to cover with Cricket service by the end of 2010. We currently expect to make a determination with respect to the launch of these additional POPs by the middle of 2009. We intend to fund the costs required to build out and launch any new markets associated with these 16 million additional POPs with cash generated from operations. The pace and timing of any such build-out and launch activities will depend upon the performance of our business and the amount of cash generated by our operations.

In addition, we plan to continue to expand and enhance our network coverage and capacity in many of our existing markets, allowing us to offer our customers an improved service area. We have substantially completed the first phase of this program, which called for us to deploy approximately 600 new cell sites in our existing markets. In the second phase of this program, we currently plan to deploy up to an additional 600 cell sites in our existing markets by the end of 2010.

We also plan to expand the availability of Cricket Broadband, our mobile broadband product offering. As of December 31, 2008, our Cricket Broadband service was available to approximately 67.2 million covered POPs, and we intend to make the service available in new Cricket markets that we and Denali Operations launch.

Our business operations and expansion efforts require significant expenditures. Our operating expenses for the year ended December 31, 2008 were $1.91 billion. In addition, we and our consolidated joint ventures made approximately $795.7 million in capital expenditures during the year ended December 31, 2008, including related capitalized interest, primarily to support the launch of new markets, the expansion and improvement of our and their existing wireless networks and the deployment of EvDO technology. Capital expenditures for 2009 are expected to be between $625 million to $725 million, excluding capitalized interest, which include capital expenditures to support the launch of new markets, the on-going growth and development of markets that have been in commercial operation for one year or more and the further expansion and enhancement of network coverage in our existing markets. As described above, we believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts.

In addition to our current business expansion efforts described above, we may also pursue other activities to build our business, which could include (without limitation) the acquisition of additional spectrum through private transactions or FCC auctions, entering into partnerships with others to launch and operate additional markets or reduce existing operating costs, or the acquisition of other wireless communications companies or complementary businesses. If we were to pursue any of these activities at a significant level, we would likely need to re-direct capital otherwise available for our current business operations and expansion efforts or raise additional funding. We do not intend to pursue any of these other activities at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, expansion efforts and any such other activities. To provide flexibility with respect to any future capital raising alternatives, we intend to file a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement would be able to be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering.

Our total outstanding indebtedness under our Credit Agreement was $877.5 million as of December 31, 2008. Outstanding term loan borrowings under our Credit Agreement must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). The term loan under our Credit Agreement bears interest at LIBOR plus 3.50% (subject to a LIBOR floor of 3.0% per annum) or the bank base rate plus 2.50%, as selected by us. The Credit Agreement also includes a $200 million revolving credit facility, which was undrawn as of December 31, 2008 and which expires in June 2011. In addition to our Credit Agreement, we also had $1,650 million in unsecured senior indebtedness outstanding as of December 31, 2008, which included $1,100 million of 9.375% senior notes due 2014, $250 million of 4.5% convertible senior notes due 2014 and $300 million of 10.0% senior notes due 2015.

The Credit Agreement and the indentures governing Cricket’s senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness beyond specified thresholds. In addition, under certain circumstances we are required to use some or all of the proceeds we receive from incurring indebtedness beyond defined levels to pay down outstanding borrowings under our Credit Agreement. Our Credit Agreement also contains financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. Based upon our current projected financial performance, we expect that we could borrow all or a substantial portion of the $200 million commitment available under the revolving credit facility until it expires in June 2011. If our financial and operating results were significantly less than what we currently project, the financial covenants in the Credit Agreement could restrict or prevent us from borrowing under the revolving credit facility for one or more quarters. However, as noted

above, we do not generally rely upon the revolving credit facility as a source of liquidity in planning for our future capital and operating requirements.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts, including projected trends in interest rates, to monitor our ability to service our debt and to comply with the financial and other covenants in our Credit Agreement and the indentures governing Cricket’s senior notes. In addition, as the new markets that we have launched over the past few years continue to develop and our existing markets mature, we expect that increased cash flows from such new and existing markets will ultimately result in improvements in our consolidated leverage ratio and the other ratios underlying our financial covenants. Our $1,650 million of senior notes and convertible senior notes bear interest at a fixed rate and we have entered into interest rate swap agreements covering $355 million of outstanding debt under our term loan. Due to the fixed rate on our senior notes and convertible senior notes and our interest rate swaps, approximately 78.4% of our total indebtedness accrues interest at a fixed rate. In light of the actions described above, our expected cash flows from operations, and our ability to defer or reduce our investments in business expansion efforts or other activities as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

The following table shows cash flow information for the three years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$350,646	$316,181	$289,871
Net cash used in investing activities	(909,978)	(622,728)	(1,550,624)
Net cash provided by financing activities	483,703	367,072	1,340,492

Operating Activities

Net cash provided by operating activities increased $34.5 million, or 10.9%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. This increase was primarily attributable to increased operating income, exclusive of non cash items such as depreciation and amortization, and changes in working capital. In addition, increased inventory levels were required during 2008 to support our business expansion efforts and introduction of new product and service offerings.

Net cash provided by operating activities increased by $26.3 million, or 9.1%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to increased operating income and changes in working capital.

Net cash provided by operating activities decreased by $18.4 million, or 6.0%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. This decrease was primarily attributable to decreased operating income and changes in working capital.

Investing Activities

Net cash used in investing activities was $910.0 million during the year ended December 31, 2008, which included the effects of the following transactions:

•	During the year ended December 31, 2008, we purchased Hargray Communications Group’s wireless subsidiary, Hargray Wireless, for $31.2 million, including acquisition-related costs of $0.7 million.

•	During the year ended December 31, 2008, we and our consolidated joint ventures purchased $795.7 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	During the year ended December 31, 2008, we made investment purchases of $598.0 million, offset by sales or maturities of investments of $532.5 million.

Net cash used in investing activities was $622.7 million for the year ended December 31, 2007, which included the effects of the following transactions:

•	During January 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate sales price of $9.5 million.

•	During March 2007, Cricket acquired the remaining 25% of the membership interests in Alaska Native Broadband 1, LLC, or ANB 1, for $4.7 million, following our joint venture partner’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket.

•	During the year ended December 31, 2007, we purchased approximately 20% of the outstanding membership units of a regional wireless service provider for an aggregate purchase price of $19.0 million.

•	During the year ended December 31, 2007, we made investment purchases of $642.5 million from proceeds received from the issuances of our unsecured senior notes due 2014, offset by sales or maturities of investments of $531.0 million.

•	During the year ended December 31, 2007, we and our consolidated joint ventures purchased $504.8 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

Net cash used in investing activities was $1,550.6 million for the year ended December 31, 2006, which included the effects of the following transactions:

•	During July and October 2006, we paid to the FCC $710.2 million for the purchase of 99 licenses acquired in Auction #66, and Denali License paid $274.1 million as a deposit for a license it subsequently purchased in Auction #66.

•	During November 2006, we purchased 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million.

•	During the year ended December 31, 2006, we, a subsidiary of ANB 1 and LCW Operations made over $590 million in purchases of property and equipment for the build-out of new markets.

Financing Activities

Net cash provided by financing activities was $483.7 million during the year ended December 31, 2008, which included the effects of the following transactions:

•	During the year ended December 31, 2008, we issued $300 million of unsecured senior notes, which resulted in net proceeds of $293.3 million, and $250 million of convertible senior notes, which resulted in net proceeds of $242.5 million. These note issuances were offset by payments of $9.0 million on our $895.5 million senior secured term loan and a payment of $1.5 million on LCW Operations’ $40 million senior secured term loans. These note issuances were further offset by the payment of $7.7 million in debt issuance costs.

•	During the year ended December 31, 2008, we made payments of $41.8 million on our capital lease obligations, a large portion of which related to our acquisition of the VeriSign billing system software.

•	During the year ended December 31, 2008, we issued common stock upon the exercise of stock options held by our employees and upon employee purchases of common stock under our Employee Stock Purchase Plan, resulting in aggregate net proceeds of $7.9 million.

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

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under the Credit Agreement consists of a six-year $895.5 million term loan and a $200 million revolving credit facility. As of December 31, 2008, the outstanding indebtedness under the term loan was $877.5 million. Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012).

As of December 31, 2008, the interest rate on the term loan was LIBOR plus 3.50% or the bank base rate plus 2.50%, as selected by Cricket. This represents an increase of 50 basis points to the interest rate applicable to the term loan borrowings in effect on December 31, 2007. As more fully described in Note 6 to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data,” of this report, in June 2008 we entered into a third amendment, or the Third Amendment, to our Credit Agreement to increase certain baskets for permitted liens and indebtedness, and facilitate the issuance of qualified preferred stock by Leap. The Third Amendment also increased the applicable interest rates to term loan borrowings and our revolving credit facility and set a floor on LIBOR of 3.00% per annum.

At December 31, 2008, the effective interest rate on the term loan was 7.3%, including the effect of interest rate swaps. The terms of the Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our outstanding indebtedness for borrowed money bears interest at a fixed rate. We were in compliance with this requirement as of December 31, 2008. We have entered into interest rate swap agreements with respect to $355 million of our debt. These interest rate swap agreements effectively fix the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The fair value of the swap agreements as of December 31, 2008 and 2007 were liabilities of $11.0 million and $7.2 million, respectively, which were recorded in other liabilities in the consolidated balance sheets.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of December 31, 2008, the revolving credit facility was undrawn; however, approximately $4.3 million of letters of credit were issued under the Credit Agreement and were considered as usage of the revolving credit facility, as more fully described in Note 14 to our consolidated financial statements in “Part II — Item 8. Financial Statements and Supplementary Data” included in this report. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on our consolidated senior secured leverage ratio, and as of December 31, 2008 the rate was 0.25%. As of December 31, 2008, borrowings under the revolving credit facility would have accrued interest at LIBOR plus 3.25% (subject to the LIBOR floor of 3.0% per annum), or the bank base rate plus 2.25%, as selected by Cricket.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and real property owned by Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. In addition to investments in the Denali joint venture, the Credit Agreement allows us to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million, plus an amount equal to an available cash flow basket, in other joint ventures, and allows us to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures. We were in compliance with these covenants as of December 31, 2008.

Based upon our current projected financial performance, we expect that we could borrow all or a substantial portion of the $200 million commitment available under the revolving credit facility until it expires in June 2011. If our financial and operating results were significantly less than what we currently project, the financial covenants in the Credit Agreement could restrict or prevent us from borrowing under the revolving credit facility for one or more quarters. However, we do not generally rely upon the revolving credit facility as a source of liquidity in planning for our future capital and operating requirements.

The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a change in a majority of the members of Leap’s board of directors that is not approved by the board and the occurrence of a “change of control” under any of our other credit instruments.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At December 31, 2008, the effective interest rate on the term loans was 5.2%, and the outstanding indebtedness was $38.5 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW License (a wholly owned subsidiary of LCW Operations), and are non-recourse to Leap, Cricket and their other subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of December 31, 2008.

Senior Notes

Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium we received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At December 31, 2008, the effective interest rate on the $350 million of senior notes was 8.7%, which includes the effect of the premium amortization and excludes the effect of the additional interest that was paid in connection with the delay in the exchange of the notes, as more fully described below.

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

Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the “base conversion rate”), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment.

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap’s capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap’s capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap’s board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option.

In connection with the private placement of the convertible senior notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed, under certain circumstances, to use commercially reasonable efforts to cause a shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations are not performed. In the event that we do not comply with the registration requirements, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following a registration default and will increase to 0.50% per annum beginning on the 91st day of the registration default until all such defaults have been cured. There are no other alternative settlement methods and, other than the 0.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event we do not meet these requirements. However, our obligation to file, have declared effective or maintain the effectiveness of a shelf registration statement (and pay additional interest) is suspended to the extent and during the periods that the notes are eligible to be transferred without registration under the Securities Act of 1933, as amended, or the Securities Act, by a person who is not an affiliate of ours (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. We did not issue any of the convertible senior notes to any of our affiliates. As a result, we currently expect that prior to the time by which we would be required to file and have declared effective a shelf registration statement covering the resale of the convertible senior notes that the notes will be eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions. Accordingly, we do not believe that the payment of additional interest is probable and, therefore, no related liability has been recorded in the consolidated financial statements.

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

In connection with the private placement of these senior notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed, under certain circumstances, to use reasonable best efforts to offer registered notes in exchange for the notes or to cause a shelf registration statement covering the resale of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations are not performed. In the event that we do not comply with such obligations, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following a registration default and will increase by 0.50% per annum at the end of each subsequent 90-day period until all such defaults are cured, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event we do not meet these requirements. However, our obligation to file, have declared effective or maintain the effectiveness of a registration statement for an exchange offer or a shelf registration statement (and pay additional interest) is only triggered to the extent that the notes are not eligible to be transferred without registration under the Securities Act by a person who is not an affiliate of ours (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. We did not issue any of the senior notes to any of its affiliates. As a result, we currently expect that prior to the time by which we would be required to file and have declared effective a registration statement for an exchange offer or a shelf registration statement covering the senior notes that the notes will be eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions. Accordingly, we do not believe that the payment of additional interest is probable and, therefore, no related liability has been recorded in the consolidated financial statements.

Fair Value of Financial Instruments

As more fully described in Note 2 and Note 3 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, during the first quarter of 2008 with respect to our financial assets and liabilities. SFAS 157 defines fair value as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, financial assets and liabilities rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency or market for the asset or liability and the complexity of the asset or liability.

We have categorized our financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. Financial assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1 assets and liabilities, financial assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 assets and liabilities and financial assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3 assets and liabilities. Such Level 3 assets and liabilities have values determined using pricing models for which the determination of fair value requires judgment and estimation. As of December 31, 2008, $1.3 million of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability. However, through our non-controlled consolidated subsidiary Denali, we hold an investment in asset-backed commercial paper, which was purchased as a highly rated investment grade security. This security, which is collateralized, in part, by residential mortgages, declined in value during 2008. As a result of declines in this remaining investment in asset-backed commercial paper and declines in an investment liquidated during 2008, during the year ended December 31, 2008, we recognized an other-than-temporary impairment loss of approximately $7.6 million, of which $4.3 million was recognized during the first quarter 2008, $0.6 million was recognized during the second quarter 2008 and $3.9 million was recognized during the fourth quarter 2008, which losses were offset by a gain of $1.2 million recognized upon the settlement of one of our investments during the third quarter 2008. Future volatility and uncertainty in the financial markets could result in additional losses and difficulty in monetizing our remaining investment.

As a result of the Third Amendment to our Credit Agreement, which among other things introduced a LIBOR floor of 3.0% per annum, as more fully described above, we de-designated our existing interest rate swap agreements as cash flow hedges and discontinued our hedge accounting for these interest rate swaps during 2008. The loss accumulated in other comprehensive income (loss) on the date we discontinued hedge accounting is amortized to interest expense, using the swaplet method, over the remaining term of the respective interest rate swap agreements. In addition, changes in the fair value of these interest rate swaps are recorded as a component of interest expense. During the year ended December 31, 2008, we recognized interest expense of $9.5 million related to these items. We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations. There was no transition adjustment as a result of our adoption of SFAS 157 given our historical practice of measuring and reporting our short-term investments and interest rate swaps at fair value.

System Equipment Purchase Agreements

In 2007, we entered into certain system equipment purchase agreements which generally have a term of three years. In these agreements, we agreed to purchase and/or license wireless communications systems, products and services designed to be AWS functional at a current estimated cost to us of approximately $266 million, which commitments are subject, in part, to the necessary clearance of spectrum in the markets to be built. Under the terms of the agreements, we are entitled to certain pricing discounts, credits and incentives, which discounts, credits and incentives are subject to our achievement of our purchase commitments, and to certain technical training for our personnel. If the purchase commitment levels per the agreements are not achieved, we may be required to refund previous credits and incentives we applied to historical purchases.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures and Build-Out Plans

As part of our business expansion efforts, we and Denali Operations launched new markets in 2008 in Oklahoma City, southern Texas, Las Vegas, St. Louis and the greater Milwaukee area covering approximately 11 million additional POPs. We and Denali Operations intend to launch markets covering approximately 25 million additional POPs by the middle of 2009 (which includes the Chicago market launched by Denali Operations in February 2009). We and Denali Operations also previously identified up to approximately 16 million additional POPs that we could elect to cover with Cricket service by the end of 2010. We currently expect to make a determination with respect to the launch of these additional POPs by the middle of 2009. We intend to fund the costs required to build out and launch any new markets associated with these 16 million additional POPs with cash generated from operations. The pace and timing of any such build-out and launch activities will depend upon the performance of our business and the amount of cash generated by our operations.

During the years ended December 31, 2008 and 2007, we and our consolidated joint ventures made approximately $795.7 million and $504.8 million, respectively, in capital expenditures. These capital expenditures were primarily for the build-out of new markets, including related capitalized interest, expansion and improvement of our and their existing wireless networks, and the deployment of EvDO technology.

Capital expenditures for 2009 are expected to be between $625 million to $725 million, excluding capitalized interest, which include capital expenditures to support the launch of new markets, the on-going growth and development of markets that have been in commercial operation for one year or more and the further expansion and enhancement of network coverage in our existing markets.

Acquisitions and Dispositions

In April 2008, we completed the purchase of Hargray Communications Group’s wireless subsidiary, Hargray Wireless, for $31.2 million, including acquisition-related costs of $0.7 million. Hargray Wireless owned a 15 MHz wireless license covering approximately 0.7 million POPs and operated a wireless business in Georgia and South Carolina, which complements our existing market in Charleston, South Carolina. In October 2008 we launched Cricket service in Hargray Wireless’ Georgia and South Carolina markets, and in December 2008 we merged Hargray Wireless into Cricket.

In May 2008, we completed an exchange of certain disaggregated spectrum with Sprint Nextel. An aggregate of 20 MHz of disaggregated spectrum under certain of our existing PCS licenses in Tennessee, Georgia and Arkansas was exchanged for an aggregate of 30 MHz of disaggregated and partitioned spectrum in New Jersey and Mississippi owned by Sprint Nextel. The fair value of the assets exchanged was approximately $8.1 million and we recognized a nonmonetary gain of approximately $1.3 million upon the closing of the transaction.

In December 2008, we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. To help facilitate the transition of customer billing from our current vendor, VeriSign, Inc., to Convergys, we acquired VeriSign’s billing system software for $25.0 million and simultaneously entered into a transition services agreement with Convergys for billing services using the existing VeriSign software until the conversion to the new system is complete.

On September 26, 2008, we and MetroPCS Communications, Inc., or MetroPCS, agreed to exchange certain wireless spectrum. Under the spectrum exchange agreement, we would acquire an additional 10 MHz of spectrum in San Diego, Fresno, Seattle and certain other Washington and Oregon markets, and MetroPCS would acquire an additional 10 MHz of spectrum in Dallas-Ft. Worth, Shreveport-Bossier City, Lakeland-Winter Haven, Florida and certain other northern Texas markets. Completion of the spectrum exchange is subject to customary closing conditions, including the consent of the FCC. The carrying values of the wireless licenses to be transferred to

MetroPCS under the spectrum exchange agreement of $45.6 million have been classified in assets held for sale in the consolidated balance sheet as of December 31, 2008.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for some of our contractual obligations as of December 31, 2008 for the next five years and thereafter (in thousands). Future events, including refinancing of our long-term debt, could cause actual payments to differ significantly from these amounts.

	2009	2010-2011	2012-2013	Thereafter	Total

Long-term debt(1)	$14,377	$55,936	$855,658	$1,653,054	$2,579,025
Capital leases(2)	2,466	4,932	4,932	3,992	16,322
Operating leases	188,563	370,470	364,198	647,804	1,571,035
Purchase obligations(3)	375,963	160,275	9,277	5,147	550,662
Contractual interest(4)	211,060	418,242	359,486	150,128	1,138,916

Total	$792,429	$1,009,855	$1,593,551	$2,460,125	$5,855,960

(1)	Amounts shown for Cricket’s long-term debt include principal only. Interest on the debt, calculated at the current interest rate, is stated separately.

(2)	Amounts shown for the Company’s capital leases include principal and interest.

(3)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms including (a) fixed or minimum quantities to be purchased, (b) fixed, minimum or variable price provisions, and (c) the approximate timing of the transaction.

(4)	Contractual interest is based on the current interest rates in effect at December 31, 2008, after giving effect to our interest rate swaps, for debt outstanding as of that date.

The table above also does not include the following contractual obligations relating to LCW Wireless: (1) Cricket’s obligation to pay up to $3.8 million to WLPCS if WLPCS exercises its right to sell its membership interest in LCW Wireless to Cricket, and (2) Cricket’s obligation to pay to CSM an amount equal to CSM’s pro rata share of the fair value of the outstanding membership interests in LCW Wireless, determined either through an appraisal or based on a multiple equal to Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless, if CSM exercises its right to sell its membership interest in LCW Wireless to Cricket.

The table above does not include the following contractual obligations relating to Denali: (1) Cricket’s obligation to loan to Denali License funds under a build-out sub-facility as part of the Denali senior secured credit agreement, which build-out sub-facility had been increased to $244.5 million as of December 31, 2008, approximately $70.0 million of which was unused as of that date, and (2) Cricket’s payment of an amount equal to DSM’s equity contributions in cash to Denali plus a specified return to DSM, if DSM offers to sell its membership interest in Denali to Cricket on or following April 2012 and if Cricket accepts such offer. During January 2009, Cricket’s obligation to loan to Denali License funds under the build-out sub-facility was increased to a total of $394.5 million, approximately $150.0 million of which was unused as of February 20, 2009. We do not anticipate making any future increases to the size of the build-out loan sub-facility.

The table above also does not include Cricket’s contingent obligation to fund an additional $4.2 million of the operations of a regional wireless service provider of which it owns approximately 20% of the outstanding membership units.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. We were required to adopt SFAS 141(R) on January 1, 2009. Since we have significant deferred tax assets recorded through fresh-start reporting for which full valuation allowances were recorded at the date of our emergence from bankruptcy, this standard could materially affect our results of operations if changes in the valuation allowances occur as a result of our adoption of the standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” or SFAS 160, which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. We were required to adopt SFAS 160 on January 1, 2009. As a result of our adoption of SFAS 160, we will be required to recharacterize certain components of our minority interests as a component of stockholders’ equity rather than in the mezzanine section of our consolidated balance sheets. In addition, we anticipate that we will be required to present accretion charges and the minority share of income or loss as a component of consolidated net income (loss) available to our common shareholders rather than as a component of net income (loss).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161, which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures include, for example, a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit-risk-related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. We were required to adopt SFAS 161 on January 1, 2009 and will provide the required disclosures associated with our interest rate swaps commencing with the quarter ending March 31, 2009 accordingly.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162, which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 emphasizes that an organization’s management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. We will be required to adopt SFAS 162 within 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 will not have an impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The terms of our Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our total outstanding indebtedness for borrowed money bears interest at a fixed rate. As of December 31, 2008, approximately 78.4% of our indebtedness for borrowed money accrued interest at a fixed rate. The fixed rate debt consisted of $1,100 million of unsecured senior notes due 2014 which bear interest at a fixed rate of 9.375% per year, $250 million of convertible senior notes due 2014 which bear interest at a fixed rate of 4.50% per year and $300 million of unsecured senior notes due 2015 which bear interest at a fixed rate of 10.0% per year. In addition, $355 million of the $877.5 million in outstanding floating rate debt under our Credit Agreement as of December 31, 2008 was covered by interest rate swap agreements. As of December 31,

2008, we had interest rate swap agreements with respect to $355 million of our debt which effectively fixed the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and which effectively fixed the LIBOR interest rate on $100 million of additional indebtedness at 8.0% through September 2010. In addition to the outstanding floating rate debt under our Credit Agreement, LCW Operations had $38.5 million in outstanding floating rate debt as of December 31, 2008, consisting of two term loans. In 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings.

As of December 31, 2008, net of the effect of these interest rate swap agreements, our outstanding floating rate indebtedness totaled approximately $556.5 million. As of December 31, 2008, the primary base interest rate was three-month LIBOR plus an applicable margin (subject to the LIBOR floor of 3.0% per annum). Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, and cash flow, net of the effect of the interest rate swap agreements, by approximately $5.6 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
San Diego, California
February 27, 2009

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007

Assets
Cash and cash equivalents	$357,708	$433,337
Short-term investments	238,143	179,233
Restricted cash, cash equivalents and short-term investments	4,780	15,550
Inventories	126,293	65,208
Other current assets	51,948	38,099

Total current assets	778,872	731,427
Property and equipment, net	1,842,718	1,316,657
Wireless licenses	1,841,798	1,866,353
Assets held for sale	45,569	—
Goodwill	430,101	425,782
Other intangible assets, net	29,854	46,102
Other assets	83,945	46,677

Total assets	$5,052,857	$4,432,998

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$325,294	$225,735
Current maturities of long-term debt	13,000	10,500
Other current liabilities	162,002	114,808

Total current liabilities	500,296	351,043
Long-term debt	2,566,025	2,033,902
Deferred tax liabilities	223,387	182,835
Other long-term liabilities	84,350	90,172

Total liabilities	3,374,058	2,657,952

Minority interests	56,928	50,724

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares, $.0001 par value; 69,515,526 and 68,674,435 shares issued and outstanding at December 31, 2008 and 2007, respectively	7	7
Additional paid-in capital	1,851,308	1,808,689
Accumulated deficit	(223,522)	(75,699)
Accumulated other comprehensive loss	(5,922)	(8,675)

Total stockholders’ equity	1,621,871	1,724,322

Total liabilities and stockholders’ equity	$5,052,857	$4,432,998

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Service revenues	$1,709,101	$1,395,667	$956,365
Equipment revenues	249,761	235,136	210,822

Total revenues	1,958,862	1,630,803	1,167,187

Operating expenses:
Cost of service (exclusive of items shown separately below)	(488,298)	(384,128)	(264,162)
Cost of equipment	(465,422)	(405,997)	(310,834)
Selling and marketing	(294,917)	(206,213)	(159,257)
General and administrative	(331,691)	(271,536)	(196,604)
Depreciation and amortization	(331,448)	(302,201)	(226,747)
Impairment of assets	(177)	(1,368)	(7,912)

Total operating expenses	(1,911,953)	(1,571,443)	(1,165,516)
Gain (loss) on sale or disposal of assets	(209)	902	22,054

Operating income	46,700	60,262	23,725
Minority interests in consolidated subsidiaries	(4,874)	1,817	1,493
Equity in net loss of investee	(298)	(2,309)	—
Interest income	14,571	28,939	23,063
Interest expense	(158,259)	(121,231)	(61,334)
Other expense, net	(7,032)	(6,039)	(2,650)

Loss before income taxes and cumulative effect of change in accounting principle	(109,192)	(38,561)	(15,703)
Income tax expense	(38,631)	(37,366)	(9,277)

Loss before cumulative effect of change in accounting principle	(147,823)	(75,927)	(24,980)
Cumulative effect of change in accounting principle	—	—	623

Net loss	$(147,823)	$(75,927)	$(24,357)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(2.17)	$(1.13)	$(0.41)
Cumulative effect of change in accounting principle	—	—	0.01

Basic earnings (loss) per share	$(2.17)	$(1.13)	$(0.40)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(2.17)	$(1.13)	$(0.41)
Cumulative effect of change in accounting principle	—	—	0.01

Diluted earnings (loss) per share	$(2.17)	$(1.13)	$(0.40)

Shares used in per share calculations:
Basic	68,021	67,100	61,645

Diluted	68,021	67,100	61,645

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Net loss	$(147,823)	$(75,927)	$(24,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	35,215	29,339	19,725
Depreciation and amortization	331,448	302,201	226,747
Accretion of asset retirement obligations	1,153	1,666	1,617
Non-cash interest items, net	13,057	(4,425)	(266)
Loss on extinguishment of debt	—	669	6,897
Deferred income tax expense	35,971	36,084	8,831
Impairment of assets	177	1,368	7,912
Impairment of short-term investments	7,538	5,440	—
(Gain) loss on sale or disposal of assets	209	(902)	(22,054)
Gain on extinguishment of asset retirement obligations	—	(6,089)	—
Minority interest activity	4,781	(1,817)	(1,493)
Equity in net loss of investee	298	2,309	—
Cumulative effect of change in accounting principle	—	—	(623)
Changes in assets and liabilities:
Inventories	(60,899)	24,977	(52,898)
Other assets	(20,759)	31,164	(26,912)
Accounts payable and accrued liabilities	75,344	(53,310)	95,502
Other liabilities	74,936	23,434	51,243

Net cash provided by operating activities	350,646	316,181	289,871

Investing activities:
Acquisition of a business, net of cash acquired	(31,217)	—	—
Purchases of property and equipment	(795,678)	(504,770)	(591,295)
Change in prepayments for purchases of property and equipment	(5,876)	12,831	(3,846)
Purchases of and deposits for wireless licenses and spectrum clearing costs	(78,451)	(5,292)	(1,018,832)
Return of deposit for wireless licenses	70,000	—	—
Proceeds from sale of wireless licenses and operating assets	—	9,500	40,372
Purchases of investments	(598,015)	(642,513)	(150,488)
Sales and maturities of investments	532,468	530,956	177,932
Purchase of minority interest	—	(4,706)	—
Purchase of membership units	(1,033)	(18,955)	—
Changes in restricted cash, cash equivalents and short-term investments, net	(2,176)	221	(4,467)

Net cash used in investing activities	(909,978)	(622,728)	(1,550,624)

Financing activities:
Proceeds from long-term debt	535,750	370,480	2,260,000
Principal payments on capital lease obligations	(41,774)	(5,213)	—
Repayment of long-term debt	(10,500)	(9,000)	(1,168,944)
Payment of debt issuance costs	(7,658)	(7,765)	(22,864)
Minority interest contributions	—	8,880	12,402
Proceeds from issuance of common stock, net	7,885	9,690	1,119
Proceeds from physical settlement of forward equity sale	—	—	260,036
Payment of fees related to forward equity sale	—	—	(1,257)

Net cash provided by financing activities	483,703	367,072	1,340,492

Net increase (decrease) in cash and cash equivalents	(75,629)	60,525	79,739
Cash and cash equivalents at beginning of period	433,337	372,812	293,073

Cash and cash equivalents at end of period	$357,708	$433,337	$372,812

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Retained	Other
			Additional	Unearned	Earnings	Comprehensive
	Common Stock		Paid-In	Share-Based	(Accumulated	Income
	Shares	Amount	Capital	Compensation	Deficit)	(Loss)	Total

Balance at December 31, 2005	61,202,806	6	1,511,814	(20,942)	24,585	2,138	1,517,601
Components of comprehensive loss:
Net loss	—	—	—	—	(24,357)	—	(24,357)
Net unrealized holding gains on investments	—	—	—	—	—	4	4
Unrealized losses on derivative instruments	—	—	—	—	—	(356)	(356)

Comprehensive loss							(24,709)

Cumulative effect of change in accounting principle	—	—	(623)	—	—	—	(623)
Reclassification of unearned share-based compensation related to the adoption of SFAS 123(R)	—	—	(20,942)	20,942	—	—	—
Issuance of common stock under forward sale agreements	6,440,000	1	258,679	—	—	—	258,680
Share-based compensation expense	—	—	19,725	—	—	—	19,725
Issuance of common stock under share-based compensation plans, net of repurchases	249,706	—	1,119	—	—	—	1,119

Balance at December 31, 2006	67,892,512	7	1,769,772	—	228	1,786	1,771,793
Components of comprehensive loss:
Net loss	—	—	—	—	(75,927)	—	(75,927)
Net unrealized holding losses on investments	—	—	—	—	—	(70)	(70)
Unrealized losses on derivative instruments	—	—	—	—	—	(10,391)	(10,391)

Comprehensive loss							(86,388)

Share-based compensation expense	—	—	29,227	—	—	—	29,227
Issuance of common stock under share-based compensation plans, net of repurchases	781,923	—	9,690	—	—	—	9,690

Balance at December 31, 2007	68,674,435	7	1,808,689	—	(75,699)	(8,675)	1,724,322
Components of comprehensive loss:
Net loss	—	—	—	—	(147,823)	—	(147,823)
Net unrealized holding gains on investments	—	—	—	—	—	473	473
Unrealized losses on derivative instruments	—	—	—	—	—	(1,471)	(1,471)
Deferred tax effect of swaplet amortization on derivative instruments and unrealized holding gains on investments	—	—	—	—	—	(1,697)	(1,697)
Swaplet amortization on derivative instruments	—	—	—	—	—	5,448	5,448

Comprehensive loss							(145,070)

Share-based compensation expense	—	—	34,734	—	—	—	34,734
Issuance of common stock under share-based compensation plans, net of repurchases	841,091	—	7,885	—	—	—	7,885

Balance at December 31, 2008	69,515,526	$7	$1,851,308	$—	$(223,522)	$(5,922)	$1,621,871

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries, is a wireless communications carrier that offers digital wireless services in the United States of America under the “Cricket®” brand. Cricket service offerings provide customers with unlimited wireless services for a flat rate without requiring a fixed-term contract or a credit check. The Company’s primary Cricket service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than through dividends, if any, from its subsidiaries. Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”), a wholly owned subsidiary of LCW Wireless, LLC (“LCW Wireless”), and in the upper Midwest by Denali Spectrum Operations, LLC (“Denali Operations”), an indirect wholly owned subsidiary of Denali Spectrum, LLC (“Denali”). LCW Wireless and Denali are designated entities under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, and owns an indirect 82.5% non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali. Leap, Cricket and their subsidiaries, including LCW Wireless and Denali, are collectively referred to herein as the “Company.”

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless services in the United States of America.

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

When the Company activates a new customer, it frequently sells that customer a handset and the first month of service in a bundled transaction. Under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the sale of a handset along with a month of

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wireless service constitutes a multiple element arrangement. Under EITF 00-21, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying EITF 00-21 to these transactions results in the Company recognizing the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

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

Amounts billed by the Company in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue since collectibility of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to handsets sold to third-party dealers.

Federal Universal Service Fund and E-911 fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees assessed and collected as well as sales, use and excise taxes on a net basis in the consolidated statements of operations.

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

Investments are classified as available-for-sale and stated at fair value. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on investments. Investments are periodically reviewed for impairment. If the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. See Note 3 for a discussion regarding the Company’s impairment losses recognized on its short-term investments.

Restricted Cash, Cash Equivalents and Short-Term Investments

Restricted cash, cash equivalents and short-term investments consist primarily of amounts that the Company has set aside to satisfy certain contractual obligations. During 2007, restricted cash, cash equivalents and short-term investments primarily consisted of amounts that the Company had set aside to satisfy remaining allowed administrative claims and allowed priority claims against Leap and Cricket following their emergence from bankruptcy.

Fair Value of Financial Instruments

In January 2008, with respect to valuing its financial assets and liabilities, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. See Note 3 for a further discussion regarding the Company’s measurement of financial assets and liabilities at fair value.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the years ended December 31, 2008, 2007 and 2006, the Company capitalized interest of $52.7 million, $45.6 million and $16.7 million, respectively, to property and equipment.

In accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. For the years ended December 31, 2008 and 2007, the Company capitalized approximately $19.0 million and $22.3 million, respectively, of these costs. The Company amortized software costs of approximately $18.0 million, $13.2 million and $5.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of December 31, 2008 and 2007, there was no property or equipment classified as assets held for sale.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wireless Licenses

The Company, LCW Wireless and Denali operate broadband Personal Communications Services (“PCS”) and Advanced Wireless Services (“AWS”) networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects its subsidiaries and joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite-lived wireless licenses to determine whether events and circumstances, such as any legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company tests the wireless license for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition to its quarterly evaluation of the indefinite useful lives of its wireless licenses, the Company also tests its wireless licenses for impairment in accordance with SFAS 142 on an annual basis. As of December 31, 2008 and 2007, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.8 billion and $1.9 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. As of December 31, 2008, wireless licenses with a carrying value of $45.6 million were classified as assets held for sale, as more fully described in Note 11. As of December 31, 2007, there were no wireless licenses classified as assets held for sale.

Portions of the AWS spectrum that the Company and Denali License Sub hold are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. The Company’s and Denali’s spectrum clearing costs are capitalized to wireless licenses as incurred. During the years ended December 31, 2008 and 2007, the Company and Denali incurred approximately $7.9 million and $3.0 million, respectively, in spectrum clearing costs.

Goodwill and Other Intangible Assets

Goodwill primarily represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Certain of the Company’s other intangible assets were also recorded upon adoption of fresh-start reporting and now consist of trademarks which are being amortized on a straight-line basis over their estimated useful lives of 14 years. Customer relationships acquired in connection with the acquisition of Hargray Wireless, LLC, or Hargray Wireless, in 2008 are amortized on an accelerated basis over a useful life of up to four years. As of December 31, 2008 and 2007, there were no other intangible assets classified as assets held for sale.

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

The Company’s wireless licenses in its operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis. An impairment loss is recognized when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Estimates of the fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. Any required impairment losses are recorded as a reduction in the carrying value of the wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, the Company recorded impairment charges of $0.2 million and $1.0 million during the years ended December 31, 2008 and 2007, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. No impairment charges were recorded for the Company’s licenses in its operating markets as the fair value of these licenses, as a group, exceeded the carrying value.

The goodwill impairment test involves a two-step process. First, the book value of the Company’s net assets, which are combined into a single reporting unit for purposes of the impairment test of goodwill, is compared to the fair value of the Company’s net assets. The fair value of the Company’s net assets is primarily based on its market capitalization. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any. As of December 31, 2008, the Company did not identify any indicators of impairment.

The accounting estimates for the Company’s wireless licenses require management to make significant assumptions about fair value. Management’s assumptions regarding fair value require significant judgment about economic factors, industry factors and technology considerations, as well as about the Company’s business prospects. Changes in these judgments may have a significant effect on the estimated fair values of the Company’s indefinite-lived intangible assets.

Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap agreements with respect to $355 million of its indebtedness. These interest rate swap agreements effectively fix the London Interbank Offered Rate (“LIBOR”) interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The swap agreements were in a liability position as of December 31, 2008 and 2007 and had a fair value of $11.0 million and $7.2 million, respectively, on such dates. The Company enters into these derivative contracts to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, the Company agrees to exchange with a counterparty the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. The Company does not use derivative instruments for trading or other speculative purposes.

The Company records all derivatives in other assets or other liabilities on its consolidated balance sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income (loss) and is recorded as interest expense when the hedged debt affects interest expense. The ineffective

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the change in fair value of the derivative qualifying for hedge accounting and changes in the fair values of derivative instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change.

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

As a result of the amendment to the Company’s senior secured credit agreement (the “Credit Agreement”) in June 2008, which among other things introduced a LIBOR floor of 3.0% per annum, as more fully described in Note 6, the Company de-designated its existing interest rate swap agreements as cash flow hedges and discontinued its hedge accounting for these interest rate swaps during the second quarter of 2008. The loss accumulated in other comprehensive income (loss) on the date the Company discontinued its hedge accounting is amortized to interest expense, using the swaplet method, over the remaining term of the respective interest rate swap agreements. In addition, changes in the fair value of these interest rate swaps are recorded as a component of interest expense. During the year ended December 31, 2008, the Company recognized interest expense of $9.5 million related to these items.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. The carrying value of the Company’s equity method investee, in which it owned approximately 20% of the outstanding membership units, was $17.4 million and $16.6 million as of December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Company’s share of its equity method investee losses was $0.3 million and $2.3 million, respectively. No such amounts were recorded during 2006 as the Company did not have any equity method investments during that year.

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

Concentrations

The Company generally relies on one key vendor for billing services, one key vendor for handset logistics, one key vendor for a majority of its voice and data communications transport services and a limited number of vendors for payment processing services. Loss or disruption of these services could adversely affect the Company’s business.

The Company does not have a national network, and it must pay fees to other carriers who provide it with roaming services which allow the Company’s customers to roam on such carriers’ networks. Currently, the

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company relies on roaming agreements with several other carriers for a majority of its roaming needs. If it were unable to cost-effectively provide roaming services to customers in geographically desirable service areas, the Company’s competitive position, business, financial condition and results of operations could be materially adversely affected.

Operating Leases

Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other long-term liabilities in the consolidated balance sheets. Rent expense totaled $177.7 million, $127.0 million and $85.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The following table summarizes the Company’s asset retirement obligations as of and for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007

Asset retirement obligations, beginning of year	$15,813	$20,489
Liabilities incurred	3,079	1,602
Liabilities settled(1)	(3,048)	(7,944)
Accretion expense	1,153	1,666

Asset retirement obligations, end of year	$16,997	$15,813

(1)	The Company negotiated amendments to agreements that reduced its liability for the removal of equipment on certain of its cell sites at the end of the lease term, resulting in a reduction to its liability of $3.0 million and $7.9 million in 2008 and 2007, respectively.

Debt Issuance Costs

Debt issuance costs are amortized and recognized as interest expense under the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in other income (expense), net in the consolidated statements of operations. Unamortized debt issuance costs are recorded in other assets or as a reduction of the respective debt balance, as applicable, in the consolidated balance sheets.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $101.0 million, $63.9 million and $48.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Share-Based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under SFAS 123(R), share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2008.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2008, the Company weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.4 million Texas Margins Tax credit. The Company will continue to closely monitor the positive and negative factors to determine whether its valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced. After its adoption of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction to income tax expense.

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48. At the date of adoption and during the years ended December 31, 2007 and 2008, the Company’s unrecognized income tax benefits and uncertain tax positions were not material. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense but were immaterial on the date of adoption and for the years ended December 31, 2007 and 2008. All of the Company’s tax years from 1998 to 2007 remain open to examination by federal and state taxing authorities.

The Company changed its tax accounting method for amortizing wireless licenses during the year ended December 31, 2007. Under the prior method, the Company began amortizing wireless licenses for tax purposes on

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date a license was placed into service. Under the new tax accounting method, the Company generally begins amortizing wireless licenses for tax purposes on the date the wireless license is acquired. The new tax accounting method generally allows the Company to amortize wireless licenses for tax purposes at an earlier date and allows it to accelerate its tax deductions. At the same time, the new method increases the Company’s income tax expense due to the deferred tax effect of accelerating amortization on wireless licenses. The Company has applied the new method as if it had been in effect for all of its prior tax periods, and the resulting increase to income tax expense of $28.9 million was recorded during the year ended December 31, 2007. This tax accounting method change also affects the characterization of certain income tax gains and losses on the sale of non-operating wireless licenses. Under the prior method, gains or losses on the sale of non-operating licenses were characterized as capital gains or losses; however, under the new method, gains or losses on the sale of non-operating licenses for which the Company had commenced tax amortization prior to the sale are characterized as ordinary gains or losses. As a result of this change, $75.4 million of net income tax losses previously reported as capital loss carryforwards have been recharacterized as net operating loss carryforwards and wireless license deferred tax assets. These net operating loss carryforwards and wireless license deferred tax assets can be used to offset future taxable income and reduce the amount of cash required to settle future tax liabilities.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition (including the issuance of equity securities) to be determined on the acquisition date and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date and requires certain changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company was required to adopt SFAS 141(R) on January 1, 2009. Since the Company has significant deferred tax assets recorded through fresh-start reporting for which full valuation allowances were recorded as of its emergence from bankruptcy, this standard could materially affect the Company’s results of operations if changes in the valuation allowances occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity. In addition, SFAS 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires that the interest sold, as well as any interest retained, be recorded at fair value with any gain or loss recognized in earnings. The Company was required to adopt SFAS 160 on January 1, 2009. As a result of its adoption of SFAS 160, the Company will be required to recharacterize certain components of its minority interests as a component of stockholders’ equity rather than in the mezzanine section of its consolidated balance sheets. In addition, the Company anticipates that it will be required to present accretion charges and the minority share of income or loss as a component of consolidated net income (loss) available to the Company’s common shareholders rather than as a component of net income (loss).

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures include, for example, a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit-risk-related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier to locate important information about derivative instruments. The Company was required to adopt SFAS 161 on January 1, 2009 and will provide the required disclosures associated with its interest rate swaps commencing with the quarter ending March 31, 2009 accordingly.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 emphasizes that an organization’s management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. The Company will be required to adopt SFAS 162 within 60 days after the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 will not have an impact on the Company’s consolidated financial statements.

Note 3.	Fair Value of Financial Instruments

The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. Financial assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1 assets and liabilities; financial assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 assets and liabilities; and financial assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3 assets and liabilities. The lowest level input that is significant to the fair value measurement of a financial asset or liability is used to categorize that asset or liability, as determined in the judgment of management. Financial assets and liabilities presented at fair value in the Company’s consolidated balance sheets are generally categorized as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company did not have Level 1 assets or liabilities as of December 31, 2008.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities as of December 31, 2008 included its cash equivalents, its short-term investments in obligations of the U.S. government, a majority of its short-term investments in commercial paper and its interest rate swaps.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 asset as of December 31, 2008 comprised its short-term investment in asset-backed commercial paper.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value as of December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, financial assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$—	$175,280	$—	$175,280
Short-term investments	—	236,893	1,250	238,143

Total	$—	$412,173	$1,250	$413,423

Liabilities:
Interest rate swaps	$—	$(11,045)	$—	$(11,045)

Total	$—	$(11,045)	$—	$(11,045)

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands).

Level 3

Beginning balance, December 31, 2007	$16,200
Total losses (realized/unrealized):
Included in net loss	$(7,613)
Included in comprehensive loss	—
Settlements	(7,337)
Transfers in (out) of Level 3	—

Ending balance, December 31, 2008	$1,250

The realized losses included in earnings in the table above are presented in other income (expense), net in the consolidated statements of operations and relate to both an investment still held by the Company and an investment no longer held by the Company as of December 31, 2008.

Cash Equivalents and Short-Term Investments

As of December 31, 2008 and 2007, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time to maturity factors. Such investments are therefore considered to be Level 2 items. The fair value of the Company’s investment in asset-backed commercial paper is determined using primarily unobservable inputs that cannot be corroborated by market data, which primarily include ABX and monoline indices and a valuation model that considers a liquidity factor that is subjective in nature, and therefore such investment is considered to be a Level 3 item.

Through its non-controlled consolidated subsidiary Denali, the Company holds an investment in asset-backed commercial paper for which the fair value was determined using the Level 3 inputs described above. This

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment was purchased as a highly rated investment grade security. This security, which is collateralized, in part, by residential mortgages, has declined in value since December 31, 2007. As a result of declines in this remaining investment in asset-backed commercial paper and declines in an investment liquidated in the third quarter of 2008, during the year ended December 31, 2008, the Company recognized an other-than-temporary impairment loss of approximately $7.6 million. Future volatility and uncertainty in the financial markets could result in additional losses.

Available-for-sale securities were comprised as follows as of December 31, 2008 and 2007 (in thousands):

	As of December 31, 2008
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

Commercial paper	$50,899	$16	$—	$50,915
Asset-backed commercial paper	1,250	—	—	1,250
U.S. government or government agency securities	185,597	381	—	185,978

	$237,746	$397	$—	$238,143

	As of December 31, 2007
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

Commercial paper	$69,333	$—	$(135)	$69,198
Asset-backed commercial paper	26,962	—	—	26,962
U.S. government or government agency securities	52,972	103	(2)	53,073
Auction rate securities	30,000	—	—	30,000

	$179,267	$103	$(137)	$179,233

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

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined using quoted prices in active markets and was $2,201.2 million as of December 31, 2008.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	As of December 31,
	2008	2007

Other current assets:
Accounts receivable, net(1)	$31,177	$21,158
Prepaid expenses	19,367	16,076
Other	1,404	865

	$51,948	$38,099

Property and equipment, net:(2)
Network equipment	$1,911,173	$1,421,648
Computer equipment and other	264,692	184,224
Construction-in-progress	574,773	341,742

	2,750,638	1,947,614
Accumulated depreciation	(907,920)	(630,957)

	$1,842,718	$1,316,657

Other intangible assets, net:
Customer relationships	$7,347	$124,715
Trademarks	37,000	37,000

	44,347	161,715
Accumulated amortization customer relationships(3)	(2,820)	(106,583)
Accumulated amortization trademarks(3)	(11,673)	(9,030)

	$29,854	$46,102

Accounts payable and accrued liabilities:
Trade accounts payable	$201,843	$109,781
Accrued payroll and related benefits	50,462	41,048
Other accrued liabilities	72,989	74,906

	$325,294	$225,735

Other current liabilities:
Deferred service revenue(4)	$62,998	$45,387
Deferred equipment revenue(5)	20,614	14,615
Accrued sales, telecommunications, property and other taxes payable	32,799	20,903
Accrued interest	38,500	18,508
Other	7,091	15,395

	$162,002	$114,808

(1)	Accounts receivable consists primarily of amounts billed to third-party dealers for handsets and accessories net of an allowance for doubtful accounts.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	As of December 31, 2008 and 2007, approximately $8.7 million and $49.5 million, respectively, of gross assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $3.2 million and $5.6 million as of December 31, 2008 and 2007, respectively.

(3)	Amortization expense for other intangible assets for the years ended December 31, 2008, 2007 and 2006 was $23.6 million, $33.7 million and $33.7 million, respectively. Estimated amortization expense for intangible assets for 2009 is $5.3 million, for 2010 is $4.1 million, for 2011 is $3.0 million, for 2012 is $2.7 million, for 2013 is $2.7 million and is $12.1 million thereafter.

(4)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(5)	Deferred equipment revenue relates to handsets sold to third-party dealers.

Supplementary Cash Flow Information (in thousands):

	December 31,
	2008	2007	2006

Supplementary disclosure of cash flow information:
Cash paid for interest	$178,880	$161,280	$61,360
Cash paid for income taxes	$1,914	$506	$1,034
Supplementary disclosure of non-cash investing activities:
Contribution of wireless licenses	$—	$25,130	$16,100
Supplementary disclosure of non-cash financing activities:
Assets acquired through capital lease arrangements	$—	$40,799	$—

Note 5.	Basic and Diluted Earnings (Loss) Per Share

A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	December 31,
	2008	2007	2006

Basic weighted-average shares outstanding	68,021	67,100	61,645
Effect of dilutive common share equivalents:
Non-qualified stock options	—	—	—
Restricted stock awards	—	—	—
Warrants	—	—	—
Convertible senior notes	—	—	—

Diluted weighted-average shares outstanding	68,021	67,100	61,645

The Company incurred losses for the years ended December 31, 2008, 2007 and 2006; therefore, 9.1 million, 5.4 million and 4.9 million common share equivalents were excluded in computing diluted earnings (loss) per share for those periods, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Long-Term Debt

Long-term debt at December 31, 2008 and 2007 was comprised of the following (in thousands):

	As of December 31,
	2008	2007

Term loans under senior secured credit facilities	$916,000	$926,500
Unamortized deferred lender fees	(4,527)	(1,898)
Senior notes	1,400,000	1,100,000
Unamortized premium on $350 million senior notes due 2014	17,552	19,800
Convertible senior notes	250,000	—

	2,579,025	2,044,402
Current maturities of long-term debt	(13,000)	(10,500)

	$2,566,025	$2,033,902

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under the Company’s Credit Agreement consists of a six-year $895.5 million term loan and a $200 million revolving credit facility. As of December 31, 2008, the outstanding indebtedness under the term loan was $877.5 million. Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012).

As of December 31, 2008, the interest rate on the term loan was the London Interbank Offered Rate (“LIBOR”) plus 3.50% or the bank base rate plus 2.50%, as selected by Cricket. This represents an increase of 50 basis points to the interest rate applicable to the term loan borrowings in effect on December 31, 2007. The Credit Agreement contains a floor on LIBOR of 3.00% per annum.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2008, the effective interest rate on the term loan was 7.3%, including the effect of interest rate swaps, as more fully described in Note 2. The terms of the Credit Agreement require the Company to enter into interest rate swap agreements in a sufficient amount so that at least 50% of the Company’s outstanding indebtedness for borrowed money bears interest at a fixed rate. The Company was in compliance with this requirement as of December 31, 2008.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of December 31, 2008, the revolving credit facility was undrawn; however, approximately $4.3 million of letters of credit were issued under the Credit Agreement and were considered as usage of the revolving credit facility, as more fully described in Note 14. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on the Company’s consolidated senior secured leverage ratio, and the rate is currently 0.25%. As of December 31, 2008, borrowings under the revolving credit facility would have accrued interest at LIBOR plus 3.25% (subject to the LIBOR floor of 3.0% per annum), or the bank base rate plus 2.25%, as selected by Cricket.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and real property owned by Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. In addition to investments in the Denali joint venture, the Credit Agreement allows the Company to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million, plus an amount equal to an available cash flow basket, in other joint ventures, and allows the Company to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures. The Company was in compliance with these covenants as of December 31, 2008.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement also prohibits the occurrence of a “change of control,” which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a change in a majority of the members of Leap’s board of directors that is not approved by the board and the occurrence of a “change of control” under any of the Company’s other credit instruments.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.70% to 6.33%. At December 31, 2008, the effective interest rate on the term loans was 5.2%, and the outstanding indebtedness was $38.5 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of December 31, 2008.

Senior Notes

Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium the Company received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At December 31, 2008, the effective interest rate on the $350 million of senior notes was 8.7%, which includes the effect of the premium amortization and excludes the effect of the additional interest that was paid in connection with the delay in the exchange of the notes, as more fully described below.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and future claims of Leap’s subsidiaries’ creditors, including under the Credit Agreement and the senior notes described above and below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations.

Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the “base conversion rate”), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment.

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap’s capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap’s capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap’s common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap’s board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option.

In connection with the private placement of the convertible senior notes, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed, under certain circumstances, to use commercially reasonable efforts to cause a shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations are not performed. In the event that the Company does not comply with such obligations, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following a registration default and will increase to 0.50% per annum beginning on the 91st day of the registration default until all such defaults have been cured. There are no other alternative settlement methods and, other than the 0.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event the Company does not meet these requirements. However, the Company’s obligation to file, have declared effective or maintain the effectiveness of a shelf registration statement (and pay additional interest) is suspended to the extent and during the periods that the notes are eligible to be transferred without registration under the Securities Act of 1933, as amended (the “Securities Act”) by a person who is not an affiliate of the Company (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. The Company did not issue any of the convertible senior notes to any of its affiliates. As a result, the Company currently expects that prior to the time by which the Company would be required to file and have declared effective a shelf registration statement covering the resale of the convertible senior notes that the notes will be eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions. Accordingly, the Company does not believe that the payment of additional interest is probable, and therefore no related liability has been recorded in the consolidated financial statements.

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

In connection with the private placement of these senior notes, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed, under certain circumstances, to use its reasonable best efforts to offer registered notes in exchange for the notes or to cause a shelf registration statement covering the resale of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations are not performed. In the event that the Company does not comply with such obligations, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following a registration default and will increase by 0.50% per annum at the end of each subsequent 90-day period until all such defaults are cured, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event the Company does not meet these requirements. However, the Company’s obligation to file, have declared effective or maintain the effectiveness of a registration statement for an exchange offer or a shelf registration statement (and pay additional interest) is only triggered to the extent that the notes are not eligible to be transferred without registration under the Securities Act by a person who is not an affiliate of the Company (and has

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. The Company did not issue any of the senior notes to any of its affiliates. As a result, the Company currently expects that prior to the time by which the Company would be required to file and have declared effective a registration statement for an exchange offer or a shelf registration statement covering the senior notes that the notes will be eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions. Accordingly, the Company does not believe that the payment of additional interest is probable, and therefore no related liability has been recorded in the consolidated financial statements.

The aggregate maturities of the Company’s long-term debt obligations are as follows:

Years Ended December 31:

2009	$14,377
2010	18,598
2011	37,338
2012	429,619
2013	426,039
Thereafter	1,653,054

Total	$2,579,025

Note 7.	Income Taxes

The components of the Company’s income tax provision are summarized as follows (in thousands):

	December 31,
	2008	2007	2006

Current provision:
Federal	$—	$(422)	$422
State	2,660	1,704	21

	2,660	1,282	443

Deferred provision:
Federal	32,107	39,044	7,389
State	3,864	(2,960)	1,445

	35,971	36,084	8,834

	$38,631	$37,366	$9,277

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the consolidated statements of operations is summarized as follows (in thousands):

	December 31,
	2008	2007	2006

Amounts computed at statutory federal rate	$(38,217)	$(13,496)	$(5,335)
Non-deductible expenses	2,473	2,910	421
State income tax expense (benefit), net of federal income tax impact	5,574	(816)	(425)
Net tax expense related to joint venture	2,066	2,645	1,751
Change in valuation allowance	66,735	46,123	12,865

	$38,631	$37,366	$9,277

The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$390,463	$276,361
Wireless licenses	17,913	17,950
Capital loss carryforwards	1,621	4,200
Reserves and allowances	13,002	16,024
Share-based compensation	16,685	14,190
Deferred charges	35,254	20,112
Investments and deferred tax on unrealized losses	19,158	6,105
Other	12,831	8,560

Gross deferred tax assets	506,927	363,502
Deferred tax liabilities:
Intangible assets	(10,012)	(17,727)
Property and equipment	(80,437)	(58,967)

Net deferred tax assets	416,478	286,808
Valuation allowance	(414,030)	(284,301)
Other deferred tax liabilities:
Wireless licenses	(205,474)	(172,492)
Goodwill	(11,093)	(8,688)
Investment in joint venture	(8,450)	(6,225)

Net deferred tax liabilities	$(222,569)	$(184,898)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	As of December 31,
	2008	2007

Current deferred tax assets (included in other current assets)	$818	$—
Current deferred tax liabilities (included in other current liabilities)	$—	$(2,063)
Long-term deferred tax liabilities	(223,387)	(182,835)

	$(222,569)	$(184,898)

Except with respect to the $2.4 million and $2.5 million Texas Margins Tax credit outstanding as of December 31, 2008 and 2007, respectively, the Company established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company’s historical operating losses. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period. Since it has recorded a valuation allowance against the majority of its deferred tax assets, the Company carries a net deferred tax liability on its balance sheet. During the year ended December 31, 2008, the Company recorded a $129.7 million increase to its valuation allowance, which primarily consists of $66.7 million and $6.8 million related to the impact of 2008 federal and state taxable losses, respectively, and $43.9 million attributable to a claim filed with the Internal Revenue Service (“IRS”) in 2008 for additional tax deductions it now believes are more likely than not to be sustained by the IRS.

At December 31, 2008, the Company estimated it had federal net operating loss carryforwards of approximately $1,002.4 million which begin to expire in 2022, and state net operating loss carryforwards of approximately $1,040.4 million which begin to expire in 2009. In addition, the Company had federal capital loss carryforwards of approximately $4.2 million which begin to expire in 2012. Included in the Company’s federal and state net operating loss carryforwards are $13.5 million of losses which, when utilized, will increase additional paid-in capital by approximately $5.2 million.

Pursuant to SOP 90-7, the tax benefits of deferred tax assets recorded in fresh-start reporting were recorded as a reduction of goodwill if the benefit was recognized in the Company’s financial statements prior to January 1, 2009. These tax benefits did not reduce income tax expense for GAAP purposes, although such assets, when recognized as a deduction for tax return purposes, may reduce U.S. federal and certain state taxable income, if any, and may therefore reduce income taxes payable. Effective for years beginning after December 15, 2008, SFAS 141(R) provides that any tax benefit related to deferred tax assets recorded in fresh-start reporting be accounted for as a reduction to income tax expense.

Note 8.	Stockholders’ Equity

Forward Sale Agreements

In October 2006, Leap issued 6,440,000 shares of its common stock to physically settle its forward sale agreements and received aggregate cash proceeds of $260.0 million (before expenses) from such physical settlements. Upon such full settlement, the forward sale agreements were fully performed.

Warrants

On the effective date of the plan of reorganization, Leap issued warrants to purchase 600,000 shares of Leap common stock at an exercise price of $16.83 per share, which expire on March 23, 2009. All of these warrants were outstanding as of December 31, 2008.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Share-Based Compensation

The Company allows for the grant of stock options, restricted stock awards and deferred stock units to employees, independent directors and consultants under its 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”). As of December 31, 2008, a total of 8,300,000 aggregate shares of common stock were reserved for issuance under the 2004 Plan, of which 965,631 shares of common stock were available for future awards. Certain of the Company’s stock options and restricted stock awards include both a service condition and a performance condition that relates only to the timing of vesting. These stock options and restricted stock awards generally vest in full three or five years from the grant date. These awards also provide for the possibility of annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified performance conditions. In addition, the Company has granted stock options and restricted stock awards that vest periodically over a fixed term, usually four years. These awards do not contain any performance conditions. Share-based awards also generally provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan) and, in some cases, if additional conditions are met. The stock options are exercisable for up to ten years from the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. No share-based compensation expense has been capitalized as part of inventory or fixed assets.

Stock Options

The estimated fair value of the Company’s stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2008 and 2007 was $22.28 and $34.50 per share, respectively, which was estimated using the following weighted-average assumptions:

	As of December 31,
	2008	2007

Expected volatility	51%	47%
Expected term (in years)	6.0	6.3
Risk-free interest rate	2.80%	4.30%
Expected dividend yield	—	—

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option award activity as of and for the years ended December 31, 2008 and 2007 is as follows (in thousands, except per share data):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number of	Price per	Contractual	Aggregate
	Shares	Share	Term	Intrinsic Value
	(In years)

Options outstanding at December 31, 2006	3,070	$37.55

Options exercisable at December 31, 2006	76	$26.50

Options granted	956	$67.11
Options forfeited	(374)	51.08
Options exercised	(278)	29.33

Options outstanding at December 31, 2007	3,374	$45.12	8.28	$28,419

Options exercisable at December 31, 2007	270	$38.71	7.85	$3,370

Options granted	1,392	$43.61
Options forfeited	(129)	48.75
Options exercised	(229)	27.03

Options outstanding at December 31, 2008	4,408	$45.48	8.04	$679

Options exercisable at December 31, 2008	1,004	$34.44	6.61	$213

As share-based compensation expense under SFAS 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2008, total unrecognized compensation cost related to unvested stock options was $55.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Upon option exercise, the Company issues new shares of common stock. Cash received from stock option exercises was $6.2 million during the year ended December 31, 2008. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a valuation allowance on its deferred tax assets, as more fully described in Note 9. The total intrinsic value of stock options exercised was $4.8 million during the year ended December 31, 2008.

Restricted Stock

Under SFAS 123(R), the fair value of the Company’s restricted stock awards is based on the grant date fair value of the Company’s common stock. All restricted stock awards were granted with a purchase price of $0.0001 per share. The weighted-average grant date fair value of the restricted stock awards was $42.70 and $56.86 per share during the years ended December 31, 2008 and 2007, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted stock award activity as of and for the years ended December 31, 2008 and 2007 is as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Restricted stock awards outstanding at December 31, 2006	1,118	$34.50
Shares issued	529	56.86
Shares forfeited	(74)	50.48
Shares vested	(168)	29.24

Restricted stock awards outstanding at December 31, 2007	1,405	42.70
Shares issued	593	43.13
Shares forfeited	(49)	50.94
Shares vested	(572)	28.25

Restricted stock awards outstanding at December 31, 2008	1,377	$48.60

The following table summarizes information about restricted stock awards that vested during the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006

Fair value on vesting date of vested restricted stock awards	$24,104	$10,525	$1,519

At December 31, 2008, total unrecognized compensation cost related to unvested restricted stock awards was $45.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.

The terms of the restricted stock grant agreements allow the Company to repurchase unvested shares at the option, but not the obligation, of the Company for a period of sixty days, commencing ninety days after the employee has a termination event. If the Company elects to repurchase all or any portion of the unvested shares, it may do so at the original purchase price per share.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock were reserved for issuance under the ESP Plan, and a total of 665,067 shares remained available for issuance under the ESP Plan as of December 31, 2008. The most recent offering period under the ESP Plan was from July 1, 2008 through December 31, 2008.

Deferred Stock Units

Under SFAS 123(R), the fair value of the Company’s deferred stock units is based on the grant date fair value of the common stock. No deferred stock units were granted during the years ended December 31, 2008, 2007 or 2006.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Share-Based Compensation Expense

Total share-based compensation expense related to all of the Company’s share-based awards for the years ended December 31, 2008, 2007 and 2006 was allocated as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006

Cost of service	$3,060	$2,156	$1,245
Selling and marketing expenses	4,580	3,330	1,970
General and administrative expenses	27,575	23,853	16,510

Share-based compensation expense	$35,215	$29,339	$19,725

Share-based compensation expense per share:
Basic	$0.52	$0.44	$0.32

Diluted	$0.52	$0.44	$0.32

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

The Company’s 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contributions were approximately $2,796,000, $1,571,000 and $1,698,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 11.	Significant Acquisitions and Dispositions

In April 2008, the Company completed the purchase of Hargray Communications Group’s wireless subsidiary, Hargray Wireless, LLC (“Hargray Wireless”), for $31.2 million, including acquisition-related costs of $0.7 million. Hargray Wireless owned a 15 MHz wireless license covering approximately 0.7 million potential customers and operated a wireless business in Georgia and South Carolina, which complements the Company’s existing market in Charleston, South Carolina. In October 2008 the Company launched Cricket service in Hargray Wireless’ Georgia and South Carolina markets, and in December 2008, the Company merged Hargray Wireless into Cricket.

The Company has not presented pro forma financial information reflecting the effects of the business combination because such effects are not material. The acquisition was accounted for under the purchase method of accounting whereby the net tangible and intangible assets acquired and liabilities assumed were recorded at their

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair values at the date of acquisition. The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Value

Finite-lived intangible assets acquired	$7,347
Indefinite-lived intangible assets acquired	10,042
Goodwill	4,319
Other net tangible assets acquired (excluding cash acquired)	9,509

Total net assets acquired	$31,217

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

On September 26, 2008, the Company and MetroPCS Communications, Inc., (“MetroPCS”) agreed to exchange certain wireless spectrum. Under the spectrum exchange agreement, the Company would acquire an additional 10 MHz of spectrum in San Diego, Fresno, Seattle and certain other Washington and Oregon markets, and MetroPCS would acquire an additional 10 MHz of spectrum in Dallas-Ft. Worth, Shreveport-Bossier City, Lakeland-Winter Haven, Florida and certain other northern Texas markets. Completion of the spectrum exchange is subject to customary closing conditions, including the consent of the FCC. The carrying values of the wireless licenses to be transferred to MetroPCS under the spectrum exchange agreement of $45.6 million have been classified in assets held for sale in the consolidated balance sheet as of December 31, 2008.

In December 2008, the Company entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. To help facilitate the transition of customer billing from its current vendor, VeriSign, Inc., to Convergys, the Company acquired VeriSign’s billing system software for $25.0 million and simultaneously entered into a transition services agreement with Convergys for billing services using the existing VeriSign software until the conversion to the new system is complete.

Note 12.	Segment and Geographic Data

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America. During the year ended December 31, 2008, the Company introduced two new product offerings to complement its Cricket Wireless service. Cricket Broadband, the Company’s unlimited mobile broadband service, allows customers to access the internet through their computers for a flat monthly rate with no long-term commitment or credit checks. The Cricket PAYGo service provides a daily pay-as-you go service. For the year ended December 31, 2008, revenue for the Cricket Broadband

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Cricket PAYGo services approximated 1% of consolidated revenues. As of and for the years ended December 31, 2008, 2007 and 2006, all of the Company’s revenues and long-lived assets related to operations in the United States of America.

Note 13.	Arrangements with Variable Interest Entities

As described in Note 2, the Company consolidates its interests in LCW Wireless and Denali in accordance with FIN 46(R) because these entities are variable interest entities and the Company will absorb a majority of their expected losses. LCW Wireless and Denali are non-guarantor subsidiaries and the carrying amount and classification of their assets and liabilities are presented in Note 15. Both entities offer (through wholly owned subsidiaries) Cricket service and, accordingly, are generally subject to the same risks in conducting operations as the Company.

Arrangements with LCW Wireless

The membership interests in LCW Wireless are held as follows: Cricket holds a 73.3% non-controlling membership interest; CSM Wireless, LLC (“CSM”) holds a 24.7% non-controlling membership interest; and WLPCS Management, LLC (“WLPCS”) holds a 2% controlling membership interest. As of December 31, 2008, Cricket’s equity contributions to LCW totaled $51.8 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of LCW Wireless, LLC (“LCW LLC Agreement”), WLPCS has the option to put its entire equity interest in LCW Wireless to Cricket for a purchase price not to exceed $3.8 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. If the put option is exercised, the consummation of this sale will be subject to FCC approval. The Company has recorded this obligation, including accretion charges to bring the WLPCS membership units to their redemption value, as a component of minority interests in the consolidated balance sheets. Accretion expense totaled $0.9 million, $0.2 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Under the LCW LLC Agreement, CSM also has the option, during specified periods, to put its entire equity interest in LCW Wireless to Cricket in exchange for either cash, Leap common stock, or a combination thereof, as determined by Cricket at its discretion, for a purchase price based on the fair value of LCW Wireless. The Company has recorded CSM’s equity contributions and proportionate share of income or loss as a component of minority interests in the consolidated balance sheets.

Management Agreement

Cricket and LCW Wireless are party to a management services agreement, pursuant to which LCW Wireless has the right to obtain management services from Cricket in exchange for a monthly management fee based on Cricket’s costs of providing such services plus a mark-up for administrative overhead.

Other

LCW Wireless’ working capital requirements have been satisfied to date through the member’s initial equity contributions, through third party debt financing and cash provided by operating activities. Leap, Cricket and their wholly owned subsidiaries are not required to provide financial support to LCW Wireless.

Arrangements with Denali

Cricket and Denali Spectrum Manager, LLC (“DSM”) formed Denali as a joint venture to participate (through a wholly owned subsidiary) in Auction #66. Cricket owns an 82.5% non-controlling membership interest and DSM

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owns a 17.5% controlling membership interest in Denali. As of December 31, 2008, Cricket’s equity contributions to Denali totaled $83.6 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of Denali, DSM may offer to sell its entire membership interest in Denali to Cricket in April 2012 and each year thereafter for a purchase price equal to DSM’s equity contributions in cash to Denali, plus a specified return, payable in cash. If exercised, the consummation of the sale will be subject to FCC approval. The Company has recorded this obligation, including accretion charges to bring the DSM membership units to their redemption value, as a component of minority interests in the consolidated balance sheets. Accretion expense totaled $4.0 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively.

Senior Secured Credit Agreement

Cricket entered into a senior secured credit agreement with Denali and its subsidiaries to fund the payment to the FCC for the AWS license acquired by Denali in Auction #66 and to fund a portion of the costs of the construction and operation of the wireless network using such license. As of December 31, 2008, total borrowings under the license acquisition sub-facility totaled $223.4 million and total borrowings under the build-out sub-facility totaled $174.5 million. During January 2009, the build-out sub-facility was increased to a total of $394.5 million, approximately $150.0 million of which was unused as of February 20, 2009. The Company does not anticipate making any future increases to the size of the build-out sub-facility. Additional funding requests would be subject to approval by Leap’s board of directors. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due in April 2021.

Management Agreement.

Cricket and Denali Spectrum License, LLC, a wholly owned subsidiary of Denali (“Denali License”), are party to a management services agreement, pursuant to which Cricket is to provide management services to Denali License and its subsidiaries in exchange for a monthly management fee based on Cricket’s costs of providing such services plus overhead.

Note 14.	Commitments and Contingencies

As more fully described below, the Company is involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, securities, commercial and other matters. Due in part to the growth and expansion of its business operations, the Company has become subject to increased amounts of litigation, including disputes alleging intellectual property infringement.

The Company believes that any damage amounts alleged in the matters discussed below are not necessarily meaningful indicators of its potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved.

Legal proceedings are inherently unpredictable, and the matters in which the Company is involved often present complex legal and factual issues. The Company vigorously pursues defenses in legal proceedings and engages in discussions where possible to resolve these matters on favorable terms. The Company’s policy is to recognize legal costs as incurred. It is possible, however, that the Company’s business, financial condition and results of operations in future periods could be materially affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patent Litigation

Freedom Wireless

On December 10, 2007, the Company was sued by Freedom Wireless, Inc. (“Freedom Wireless”), in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that the Company’s Cricket unlimited voice service, in addition to its Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, the Company and Freedom Wireless entered into an agreement to settle this lawsuit, and the parties are finalizing the terms of a license agreement which will provide Freedom Wireless royalties on certain of the Company’s future products and services.

Electronic Data Systems

On February 4, 2008, the Company and certain other wireless carriers were sued by Electronic Data Systems Corporation (“EDS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS alleges that the sale and marketing by the Company of prepaid wireless cellular telephone services infringes these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. The Company filed an answer to the complaint on March 28, 2008. Due to the complex nature of the legal and factual issues involved, the outcome of this lawsuit is not presently determinable.

EMSAT Advanced Geo-Location Technology

On October 7, 2008, the Company and certain other wireless carriers were sued by EMSAT Advanced Geo-Location Technology, LLC (“EMSAT”) and Location Based Services LLC (“LBS”) in the United States District Court for the Eastern District of Texas, Marshall Division for alleged infringement of U.S. Patent Nos. 5,946,611, 6,847,822, and 7,289,763 entitled “Cellular Telephone System that Uses Position of a Mobile Unit to Make Call Management Decisions.” EMSAT and LBS allege that the Company’s sale, offer for sale, use, and/or inducement to use mobile E911 services infringes one or more claims of these patents. While not directed at the Company, the complaint further alleges that the other defendants’ sale, offer for sale, use, and/or inducement to use commercial location-based services also infringes one or more claims of these patents. The complaint seeks unspecified damages (including pre- and post-judgment interest), costs, and attorney’s fees, but does not request injunctive relief. Due to the complex nature of the legal and factual issues involved, the outcome of this lawsuit is not presently determinable.

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC (“AWG”) filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The court denied defendants’ motion and the defendants appealed the denial of the motion to the Mississippi Supreme Court. On November 15, 2007, the Mississippi Supreme Court issued an opinion denying the appeal and remanded the action to the trial court. The defendants filed an answer to the complaint on May 2, 2008. Trial in this matter is scheduled to begin in October 2009.

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. An arbitration hearing was held in early November, 2008, and the arbitrator issued a final award on February 13, 2009 in which he denied AWG’s claims in their entirety. Plaintiffs may seek to have the arbitrator reconsider the award or appeal the award to a federal district court.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Due to the complex nature of the legal and factual issues involved, management believes that the defendants’ liability, if any, from the Whittington and AWG Lawsuits and any further indemnity claims of the defendants against Leap is not presently determinable.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits purporting to assert claims on behalf of Leap against certain of its current and former directors and officers. The lawsuits are pending in the California Superior Court for the County of San Diego and in the United States District Court for the Southern District of California. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that the Company was restating certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS Communications, Inc. and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. On October 27, 2008, Leap and the individual defendants filed motions to dismiss the amended federal complaint. The motions are scheduled for hearing on March 20, 2009.

Leap and certain current and former officers and directors, and Leap’s independent registered public accounting firm, PricewaterhouseCoopers LLP, also have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California. Plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The consolidated complaint alleges that the defendants made false and misleading statements about Leap’s internal controls, business and financial results, and customer count metrics. The claims are based primarily on the November 9, 2007 announcement that the Company was restating certain of its financial statements

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and statements made in its August 7, 2007 second quarter 2007 earnings release. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. On January 9, 2009, the federal court granted defendants’ motions to dismiss the complaint for failure to state a claim. On February 23, 2009, defendants were served with an amended complaint which does not name PricewaterhouseCoopers LLP. Defendants’ motions to dismiss are due on April 9, 2009.

Due to the complex nature of the legal and factual issues involved in these derivative and class action matters, their outcomes are not presently determinable. If either or both of these matters were to proceed beyond the pleading stage, the Company could be required to incur substantial costs to defend these matters and/or be required to pay substantial damages or settlement costs, which could materially adversely affect the Company’s business, financial condition and results of operations.

Department of Justice Inquiry

On January 7, 2009, the Company received a letter from the Civil Division of the United States Department of Justice, or the DOJ. In its letter, the DOJ alleges that between approximately 2002 and 2006, the Company failed to comply with certain federal postal regulations that required the Company to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts. As a result, the DOJ has asserted that the Company violated the False Claims Act (“FCA”) and is therefore liable for damages, which the DOJ estimates at $80,000 per month (which amount is subject to trebling under the FCA), plus statutory penalties of up to $11,000 per mailing. The DOJ has also asserted as an alternative theory of liability that the Company is liable on a basis of unjust enrichment for estimated single damages in the same of amount of $80,000 per month. Due to the complex nature of the legal and factual issues involved with the alleged FCA claims, the outcome of this matter is not presently determinable.

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

Indemnification Agreements

From time to time, the Company enters into indemnification agreements with certain parties in the ordinary course of business, including agreements with manufacturers, licensors and suppliers who provide it with equipment, software and technology that it uses in its business, as well as with purchasers of assets, lenders, lessors and other vendors. Indemnification agreements are generally entered into in commercial and other transactions in an attempt to allocate potential risk of loss. The Company has not recorded any liability with respect to any potential indemnification obligations it may have under agreements to which it was party as of December 31, 2008.

Spectrum Clearing Obligations

Portions of the AWS spectrum that the Company and Denali License Sub hold are currently used by U.S. government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. To facilitate the clearing of this spectrum, the FCC adopted a transition and cost-sharing plan whereby incumbent non-governmental users may be reimbursed for costs they incur in relocating from the spectrum by AWS licensees benefiting from the relocation. In addition, this plan requires the AWS licensees and the applicable incumbent non-governmental user to negotiate for a period of two or three years (depending on the type of incumbent user and

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether the user is a commercial or non-commercial licensee), triggered from the time that an AWS licensee notifies the incumbent user that it desires the incumbent to relocate. If no agreement is reached during this period of time, the FCC rules provide that an AWS licensee may force the incumbent non-governmental user to relocate at the licensee’s expense. The FCC rules also provide that a portion of the proceeds raised in Auction #66 will be used to reimburse the costs of governmental users relocating from the AWS spectrum. However, some such users may delay relocation for an extended and undetermined period of time. The Company is continuing to evaluate its spectrum clearing obligations, and the potential costs that may be incurred could be material.

System Equipment Purchase Agreements

In 2007, the Company entered into certain system equipment purchase agreements, which generally have a term of three years. In the agreements, the Company agreed to purchase and/or license wireless communications systems, products and services designed to be AWS functional at a current estimated cost to the Company of approximately $266 million, which commitments are subject, in part, to the necessary clearance of spectrum in the markets to be built. Under the terms of the agreements, the Company is entitled to certain pricing discounts, credits and incentives, which credits and incentives are subject to the Company’s achievement of its purchase commitments, and to certain technical training for the Company’s personnel. If the purchase commitment levels per the agreements are not achieved, the Company may be required to refund any previous credits and incentives it applied to historical purchases.

Capital and Operating Leases

The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, and sites for towers, equipment and antennae required for the operation of its wireless network. These leases typically include renewal options and escalation clauses, some of which escalation clauses are based on the consumer price index. In general, site leases have five-year initial terms with four five-year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, and future minimum capital lease payments in effect at December 31, 2008 (in thousands):

	Capital	Operating
Years Ended December 31:	Leases	Leases

2009	$2,466	$188,563
2010	2,466	187,572
2011	2,466	182,898
2012	2,466	182,285
2013	2,466	181,913
Thereafter	3,992	647,804

Total minimum lease payments	$16,322	$1,571,035

Less amount representing interest	(4,923)

Present value of minimum lease payments	$11,399

Tower Provider Commitments

The Company has entered into master lease agreements with certain national tower vendors. These agreements generally provide for discounts, credits or incentives if the Company reaches specified lease commitment levels. If the commitment levels per the agreements are not achieved, the Company may be obligated to pay remedies for shortfalls in meeting these levels. These remedies would have the effect of increasing the Company’s rent expense.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding Letters of Credit and Surety Bonds

As of December 31, 2008 and 2007, the Company had approximately $9.6 million and $4.6 million, respectively, of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. As of December 31, 2008 and 2007, approximately $4.3 million and $2.0 million, respectively, of these letters of credit were issued pursuant to the Credit Agreement and were considered as usage for purposes of determining availability under the revolving credit facility.

As of December 31, 2008 and 2007, the Company had approximately $5.0 million and $2.1 million, respectively, of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

Note 15.	Guarantor Financial Information

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

Consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiaries, non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of and for the years December 31, 2008 and 2007 and for the year ended December 31, 2006 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet as of December 31, 2008 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$27	$333,119	$—	$24,562	$—	$357,708
Short-term investments	—	236,893	—	1,250	—	238,143
Restricted cash, cash equivalents and short-term investments	1,611	3,129	—	40	—	4,780
Inventories	—	124,719	—	1,574	—	126,293
Other current assets	83	50,915	—	2,062	(1,112)	51,948

Total current assets	1,721	748,775	—	29,488	(1,112)	778,872
Property and equipment, net	2	1,594,502	—	256,370	(8,156)	1,842,718
Investments in and advances to affiliates and consolidated subsidiaries	1,875,391	2,078,276	19,133	9,227	(3,982,027)	—
Wireless licenses	—	19,957	1,489,564	332,277	—	1,841,798
Assets held for sale	—	—	45,569	—	—	45,569
Goodwill	—	430,101	—	—	—	430,101
Other intangible assets, net	—	29,854	—	—	—	29,854
Other assets	8,043	72,434	—	3,468	—	83,945

Total assets	$1,885,157	$4,973,899	$1,554,266	$630,830	$(3,991,295)	$5,052,857

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$20	$297,461	$—	$27,813	$—	$325,294
Current maturities of long-term debt	—	9,000	—	4,000	—	13,000
Intercompany payables	9,615	277,327	7,440	23,687	(318,069)	—
Other current liabilities	3,651	153,081	—	6,382	(1,112)	162,002

Total current liabilities	13,286	736,869	7,440	61,882	(319,181)	500,296
Long-term debt	250,000	2,281,525	—	524,007	(489,507)	2,566,025
Deferred tax liabilities	—	223,387	—	—	—	223,387
Other long-term liabilities	—	78,861	—	5,489	—	84,350

Total liabilities	263,286	3,320,642	7,440	591,378	(808,688)	3,374,058
Minority interests	—	26,833	—	—	30,095	56,928
Membership units subject to repurchase	—	—	—	43,269	(43,269)	—
Stockholders’ equity	1,621,871	1,626,424	1,546,826	(3,817)	(3,169,433)	1,621,871

Total liabilities and stockholders’ equity	$1,885,157	$4,973,899	$1,554,266	$630,830	$(3,991,295)	$5,052,857

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2008 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,658,293	$—	$50,808	$—	$1,709,101
Equipment revenues	—	245,403	—	4,358	—	249,761
Other revenues	—	66	72,509	—	(72,575)	—

Total revenues	—	1,903,762	72,509	55,166	(72,575)	1,958,862

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(519,226)	—	(41,213)	72,141	(488,298)
Cost of equipment	—	(454,620)	—	(10,802)	—	(465,422)
Selling and marketing	—	(271,261)	—	(23,656)	—	(294,917)
General and administrative	(4,387)	(301,096)	(905)	(25,737)	434	(331,691)
Depreciation and amortization	(27)	(322,529)	—	(8,892)	—	(331,448)
Impairment of assets	—	—	(177)	—	—	(177)

Total operating expenses	(4,414)	(1,868,732)	(1,082)	(110,300)	72,575	(1,911,953)

Gain (loss) on sale or disposal of assets	—	(1,483)	1,274	—	—	(209)

Operating income (loss)	(4,414)	33,547	72,701	(55,134)	—	46,700
Minority interests in consolidated subsidiaries	—	(4,880)	—	—	6	(4,874)
Equity in net loss of consolidated subsidiaries	(149,961)	(45,626)	—	—	195,587	—
Equity in net loss of investee	—	(298)	—	—	—	(298)
Interest income	12,549	62,456	—	2,512	(62,946)	14,571
Interest expense	(6,364)	(176,908)	—	(34,230)	59,243	(158,259)
Other income (expense), net	367	(7,399)	—	—	—	(7,032)

Income (loss) before income taxes	(147,823)	(139,108)	72,701	(86,852)	191,890	(109,192)
Income tax expense	—	(10,853)	(27,778)	—	—	(38,631)

Net income (loss)	$(147,823)	$(149,961)	$44,923	$(86,852)	$191,890	$(147,823)

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2008 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$1,033	$349,796	$5,780	$(5,885)	$(78)	$350,646

Investing activities:
Acquisition of business, net of cash acquired	—	(31,217)	—	—	—	(31,217)
Purchases of and changes in prepayments for property and equipment	—	(622,008)	—	(179,546)	—	(801,554)
Return of deposits for wireless licenses	—	70,000	—	—	—	70,000
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(70,000)	(5,780)	(2,671)	—	(78,451)
Purchases of investments	—	(598,015)	—	—	—	(598,015)
Sales and maturities of investments	—	521,168	—	11,300	—	532,468
Investments in and advances to affiliates and consolidated subsidiaries	(7,885)	—	—	—	7,885	—
Purchase of membership units	—	(1,033)	—	—	—	(1,033)
Other	(19)	(2,502)	—	345	—	(2,176)

Net cash used in investing activities	(7,904)	(733,607)	(5,780)	(170,572)	7,885	(909,978)

Financing activities:
Proceeds from long-term debt	242,500	535,750	—	168,475	(410,975)	535,750
Issuance of related party debt	(242,500)	(168,475)	—	—	410,975	—
Principal payments on capital lease obligations	—	(41,774)	—	—	—	(41,774)
Repayment of long-term debt	—	(9,000)	—	(1,500)	—	(10,500)
Payment of debt issuance costs	(1,049)	(6,609)	—	—	—	(7,658)
Capital contributions, net	7,885	7,885	—	—	(7,885)	7,885
Minority interest distribution	—	—	—	(78)	78	—

Net cash provided by financing activities	6,836	317,777	—	166,897	(7,807)	483,703

Net decrease in cash and cash equivalents	(35)	(66,034)	—	(9,560)	—	(75,629)
Cash and cash equivalents at beginning of period	62	399,153	—	34,122	—	433,337

Cash and cash equivalents at end of period	$27	$333,119	$—	$24,562	$—	$357,708

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2008, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Previous Material Weakness

In our quarterly and annual reports for the periods ended from December 31, 2006 through September 30, 2008, we reported the following material weakness in our internal control over financial reporting:

•	There were deficiencies in our internal controls over the existence, completeness and accuracy of revenues, cost of revenues and deferred revenues. Specifically, the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues did not detect the errors in revenues, cost of revenues and deferred revenues. A contributing factor was the ineffective operation of our user acceptance testing (i.e., ineffective testing) of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings. This material weakness resulted in the accounting errors which caused us to restate our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 and for the period from January 1, 2004 to July 31, 2004, and our condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. In addition, this material weakness resulted in an adjustment recorded in the three months ended December 31, 2007, which we determined was not material to our previously reported 2006 annual or 2007 interim periods.

We took the following actions to remediate this material weakness:

•	We performed a detailed review of our billing and revenue systems and processes for recording revenue that resulted in new and enhanced internal controls. We redesigned account reconciliations and implemented analyses surrounding our revenue recording processes which are designed to detect any material errors in the completeness and accuracy of the underlying data.

•	We designed and implemented automated enhancements to our billing and revenue systems to reduce the need for manual processes and estimates and thereby streamline the processes for ensuring revenue is recorded only when payment is received and services are provided.

•	We further improved our user acceptance testing related to system changes by ensuring the user acceptance testing encompasses a complete population of scenarios of possible customer activity. We also enhanced user acceptance testing by identifying and implementing additional improvements to our testing processes and procedures and by centralizing management responsibility and oversight over user acceptance testing which has improved the consistency and transparency of the process.

•	We created a number of new positions within our accounting department in the areas of revenue accounting and assurance and we have filled those positions with individuals with the appropriate skills, training and experience, including five individuals who are certified public accountants. These new positions include:

•	an assistant controller with responsibility for all aspects of revenue, equipment revenue, inventory, cash and revenue assurance;

•	a director of revenue assurance and a director of inventory to strengthen senior review and management of those departments; and

•	additional financial, business and functional analysts to review and analyze revenues and to design and validate user testing acceptance for new or modified service offerings.

•	We also filled vacancies, replaced departing employees and created and filled new positions within the other areas of our accounting department with personnel with significant skills, training and experience across all accounting functions, including revenue accounting and assurance. These new personnel include:

•	a new executive vice president and chief financial officer with more than thirty years of finance, accounting and operational experience with large, publicly-held companies in multiple industries;

•	a new senior vice president and chief accounting officer with more than twenty years of finance, accounting and operational experience with large, publicly-held companies in multiple industries, who is responsible for financial planning and analysis, accounting and financial management; and

•	a significant number of new employees in the accounting department, many of whom have public accounting work experience and are either certified public accountants or in the process of obtaining certification.

•	We have conducted and will continue to conduct training of our accounting and finance personnel with respect to our significant accounting policies and procedures, including in the areas of revenue accounting and assurance.

During the quarter ended December 31, 2008, management tested the design and operating effectiveness of the newly implemented controls and concluded that the material weakness described above has been remediated as of December 31, 2008.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting

As described in subsection (a) above, there were changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2009, or the “2009 Proxy Statement,” under the headings “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.leapwireless.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to equity compensation plans (including individual compensation arrangements) under which Leap common stock is authorized for issuance.

Weighted-average
	Number of securities to be		exercise price of	Number of securities
	issued upon exercise of		outstanding	remaining available for future
	outstanding options,		options, warrants	issuance under equity
Plan Category	warrants and rights		and rights	compensation plans

Equity compensation plans approved by security holders	4,408,210	(1)(2)	$45.48	1,630,698 (3)
Equity compensation plans not approved by security holders	—		—	—

Total	4,408,210		$45.48	1,630,698

(1)	Represents shares reserved for issuance under the 2004 Plan adopted by the compensation committee of our board of directors on December 30, 2004 (as contemplated by our confirmed plan of reorganization) and as amended on March 8, 2007. Stock options granted prior to May 17, 2007 were granted prior to the approval of the 2004 Plan by Leap stockholders. The material features of the 2004 Plan are described in our Definitive Proxy Statement dated April 6, 2007, as filed with the SEC on such date, which description is incorporated herein by reference.

(2)	Excludes 1,377,278 shares of restricted stock issued under the 2004 Plan which are subject to release upon vesting of the shares.

(3)	Consists of 665,067 shares reserved for issuance under the Leap Wireless International, Inc. Employee Stock Purchase Plan and 965,631 shares reserved for issuance under the 2004 Plan.

The information required by this item relating to beneficial ownership of Leap common stock is incorporated by reference to the 2009 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the headings “Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the heading “Audit Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1. Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2008:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits

EXHIBIT INDEX

Exhibit
Number		Description

2	.1*	Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, as modified to reflect all technical amendments subsequently approved by the Bankruptcy Court.
2	.2*	Disclosure Statement Accompanying Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
2	.3*	Order Confirming Debtors’ Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
3	.1(1)	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.
3	.2(1)	Amended and Restated Bylaws of Leap Wireless International, Inc.
4	.1(2)	Form of Common Stock Certificate.
4	.2(1)	Registration Rights Agreement dated as of August 16, 2004, by and among Leap Wireless International Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.
4	.2.1(3)	First Amendment to Registration Rights Agreement dated as of June 7, 2005 by and among Leap Wireless International, Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.
4	.3(4)	Indenture, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Initial Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.
4	.3.1(4)	Form of 9.375% Senior Note of Cricket Communications, Inc. due 2014 (attached as Exhibit A to the Indenture filed as Exhibit 4.3.1 hereto).

Exhibit
Number		Description

4	.3.2(5)	Third Supplemental Indenture, dated as of April 30, 2007, among Cricket Communications, Inc., Wells Fargo Bank, N.A., as trustee, Leap Wireless International, Inc. and the other guarantors under the Indenture.
4	.4(4)	Registration Rights Agreement, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers named therein.
4	.5(6)	Registration Rights Agreement, dated as of June 6, 2007, by and among Cricket Communications, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers named therein.
4	.6(7)	Indenture, dated as of June 25, 2008, between Cricket Communications, Inc., the Guarantors and Wells Fargo Bank, N.A., as trustee.
4	.6.1(7)	Form of 10% Senior Note of Cricket Communications, Inc. due 2015 (attached as Exhibit A to the Indenture filed as Exhibit 4.6 hereto).
4	.7(7)	Registration Rights Agreement, dated as of June 25, 2008, between Cricket Communications, Inc., the Guarantors and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers.
4	.8(8)	Indenture, dated as of June 25, 2008, between Leap Wireless International and Wells Fargo Bank, N.A., as trustee.
4	.8.1(8)	Form of 4.50% Convertible Senior Notes of Leap Wireless International, Inc. due 2014 (attached as Exhibit A to the Indenture filed as Exhibit 4.8 hereto).
4	.9(8)	Registration Rights Agreement, dated as of June 25, 2008, between Leap Wireless International, Inc. and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers.
10	.1(9)†	System Equipment Purchase Agreement, dated as of June 11, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Nortel Networks Inc.
10	.2(9)†	System Equipment Purchase Agreement, dated as of June 14, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Lucent Technologies, Inc.
10	.3*†	Amended and Restated System Equipment Purchase Agreement, dated as of May 24, 2007, by and between Cricket Communications, Inc. and Futurewei Technologies, Inc.
10	.4(10)	Amended and Restated Credit Agreement, dated June 16, 2006, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent and L/C issuer.
10	.4.1(11)	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 15, 2007, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent.
10	.4.2(11)	Consent dated March 15, 2007 by Leap Wireless International, Inc. and the subsidiary guarantors party thereto.
10	.4.3(12)	Amendment No. 2 to Amended and Restated Credit Agreement, dated November 20, 2007, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent.
10	.4.4(12)	Consent dated November 20, 2007 by Leap Wireless International, Inc. and the subsidiary guarantors party thereto.
10	.4.5(13)	Amendment No. 3 to Amended and Restated Credit Agreement, dated June 18, 2008, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent.
10	.4.6(13)	Consent dated June 18, 2008, by Leap Wireless International, Inc. and the subsidiary guarantors party thereto.

Exhibit
Number		Description

10	.4.7(10)	Amended and Restated Security Agreement, dated June 16, 2006, made by Cricket Communications, Inc., Leap Wireless International, Inc., and the Subsidiary Guarantors to Bank of America, N.A., as collateral agent.
10	.4.8(14)	Letter Amendment to the Amended and Restated Security Agreement dated as of June 16, 2006 by and among Cricket Communications, Inc., Leap Wireless International, Inc. and Bank of America, N.A., as administrative agent, dated October 16, 2006.
10	.4.9(10)	Amended and Restated Parent Guaranty, dated June 16, 2006, made by Leap Wireless International, Inc. in favor of the secured parties under the Credit Agreement.
10	.4.10(10)	Amended and Restated Subsidiary Guaranty, dated June 16, 2006, made by the Subsidiary Guarantors of the secured parties under the Credit Agreement.
10	.5(15)	Credit Agreement, dated as of July 13, 2006, by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10	.5.1(14)	Amendment No. 1 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of September 28, 2006, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10	.5.2(16)	Amendment No. 2 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of April 16, 2007, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10	.5.3(17)	Amendment No. 3 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC, Denali Spectrum, LLC, Denali Spectrum Operations, LLC and Denali Spectrum License Sub, LLC dated as of March 6, 2008.
10	.5.4.(18)	Letter of Credit and Reimbursement Agreement by and between Cricket Communications, Inc. and Denali Spectrum Operations, LLC, dated as of February 21, 2008.
10	.6(19)#	Form of Indemnity Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers.
10	.7(2)#†	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005.
10	.7.1(20)#	First Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of June 17, 2005.
10	.7.2(21)#	Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of February 17, 2006.
10	.7.3*#	Third Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of December 31, 2008.
10	.8(18)#	Form of Executive Vice President and Senior Vice President Amended and Restated Severance Benefits Agreement.
10	.9(2)#	Employment Offer Letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.
10	.11(13)#	Employment Offer Letter dated April 7, 2008, between Cricket Communications, Inc. and Jeffrey E. Nachbor.
10	.12(13)#	Employment Offer Letter dated June 2, 2008, between Cricket Communications, Inc. and Walter Z. Berger.
10	.13(22)#	Leap Wireless International, Inc. 2004 Stock Option Restricted Stock and Deferred Stock Unit Plan.

Exhibit
Number		Description

10	.13.1(16)#	First Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10	.13.2(9)#	Second Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10	.13.3(20)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (February 2008 Vesting).
10	.13.4(20)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10	.13.5(21)#	Amendment No. 1 to Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10	.13.6(21)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10	.13.7(23)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting).
10	.13.8(13)#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Revised May 2008).
10	.13.9(21)#†	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of October 26, 2005, between Leap Wireless International, Inc. and Albin F. Moschner.
10	.13.10(13)#	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.
10	.13.11(20)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (February 2008 Vesting).
10	.13.12(20)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10	.13.13(21)#	Amendment No. 1 to Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10	.13.14(21)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10	.13.15(23)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting).
10	.13.16(13)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Revised May 2008).
10	.13.17(21)#†	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of October 26 2005, between Leap Wireless International, Inc. and Albin F. Moschner.
10	.13.18(13)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.
10	.13.19(22)#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement.
10	.13.20(2)#	Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement.
10	.13.21(24)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (for Non-Employee Directors).
10	.14(25)#	Leap Wireless International, Inc. Executive Incentive Bonus Plan.
10	.15*#	2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
10	.15.1*#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.

Exhibit
Number		Description

10	.15.2*#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
21	*	Subsidiaries of Leap Wireless International, Inc.
23	*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 16, 2004, filed with the SEC on August 20, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on May 16, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Registration Statement on Form S-1 (File No. 333-126246), filed with the SEC on June 30, 2005, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 18, 2006, filed with the SEC on October 24, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 30, 2007, filed with the SEC on May 4, 2007, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 1, 2007, filed with the SEC on June 6, 2007, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on August 9, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 16, 2006, filed with the SEC on June 19, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated March 15, 2007, filed with the SEC on March 21, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated November 20, 2007, filed with the SEC on November 23, 2007, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the SEC on August 7, 2008.

(14)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on November 9, 2006, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the SEC on August 8, 2006, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on May 10, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Registration Statement on Form S-4 (File No. 333-149937), filed with the SEC on March 28, 2008, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Registration Statement on Form 10, as amended (File No. 0-29752), filed with the SEC on August 21, 1998 and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 17, 2005, filed with the SEC on June 23, 2005, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 27, 2006, and incorporated herein by reference.

(22)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 5, 2005, filed with the SEC on January 11, 2005, and incorporated herein by reference.

(23)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by reference.

(24)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated May 18, 2006, filed with the SEC on June 6, 2006, and incorporated herein by reference.

(25)	Filed as Appendix B to Leap’s Definitive Proxy Statement filed with the SEC on April 6, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2009
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson,
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Chief Executive Officer, President and Director (Principal Executive)	February 27, 2009

/s/ Walter Z. Berger Walter Z. Berger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ Jeffrey E. Nachbor Jeffrey E. Nachbor	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	February 27, 2009

/s/ Robert V. LaPenta Robert V. LaPenta	Director	February 27, 2009

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Chairman of the Board and Director	February 27, 2009

/s/ Michael B. Targoff Michael B. Targoff	Director	February 27, 2009