Form 10-Q
period 2009-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2009-05-11
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares outstanding of the registrant’s common stock on May 1, 2009 was 70,305,601.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets
Cash and cash equivalents	$181,883	$357,708
Short-term investments	306,229	238,143
Restricted cash, cash equivalents and short-term investments	4,559	4,780
Inventories	103,917	126,293
Other current assets	59,185	51,948

Total current assets	655,773	778,872
Property and equipment, net	1,956,566	1,842,718
Wireless licenses	1,892,182	1,841,798
Assets held for sale	—	45,569
Goodwill	430,101	430,101
Intangible assets, net	28,409	29,854
Other assets	87,759	83,945

Total assets	$5,050,790	$5,052,857

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$328,591	$325,294
Current maturities of long-term debt	14,000	13,000
Other current liabilities	185,499	162,002

Total current liabilities	528,090	500,296
Long-term debt	2,561,046	2,566,025
Deferred tax liabilities	224,060	217,631
Other long-term liabilities	87,182	84,350

Total liabilities	3,400,378	3,368,302

Redeemable noncontrolling interests	74,815	71,879

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 70,161,914 and 69,515,526 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	7	7
Additional paid-in capital	1,844,950	1,835,468
Accumulated deficit	(264,237)	(216,877)
Accumulated other comprehensive loss	(5,123)	(5,922)

Total stockholders’ equity	1,575,597	1,612,676

Total liabilities and stockholders’ equity	$5,050,790	$5,052,857

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Service revenues	$514,005	$398,929
Equipment revenues	72,982	69,455

Total revenues	586,987	468,384

Operating expenses:
Cost of service (exclusive of items shown separately below)	144,344	111,170
Cost of equipment	157,796	114,221
Selling and marketing	103,523	58,100
General and administrative	96,177	75,907
Depreciation and amortization	89,733	82,639

Total operating expenses	591,573	442,037
Gain (loss) on sale or disposal of assets	3,581	(291)

Operating income (loss)	(1,005)	26,056
Equity in net income (loss) of investee	1,479	(1,062)
Interest income	945	4,781
Interest expense	(41,851)	(33,357)
Other expense, net	(63)	(4,036)

Loss before income taxes	(40,495)	(7,618)
Income tax expense	(6,865)	(9,278)

Net loss	(47,360)	(16,896)
Accretion of redeemable noncontrolling interests	(2,936)	(1,923)

Net loss attributable to common stockholders	$(50,296)	$(18,819)

Loss per share attributable to common stockholders:
Basic	$(0.74)	$(0.28)

Diluted	$(0.74)	$(0.28)

Shares used in per share calculations:
Basic	68,189	67,529

Diluted	68,189	67,529

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	March 31,
	2009	2008

Operating activities:
Net cash provided by operating activities	$99,952	$135,680

Investing activities:
Purchases of property and equipment	(201,785)	(157,237)
Change in prepayments for purchases of property and equipment	(1,494)	(2,601)
Purchases of and deposits for wireless licenses and spectrum clearing costs	(2,545)	(70,877)
Proceeds from sale of wireless licenses and operating assets	2,965	—
Purchases of investments	(234,563)	(19,744)
Sales and maturities of investments	165,914	124,341
Purchase of membership units of equity method investment	—	(1,033)
Change in restricted cash	(1,134)	(251)

Net cash used in investing activities	(272,642)	(127,402)

Financing activities:
Repayment of long-term debt	(3,654)	(2,250)
Proceeds from issuance of common stock, net	853	2,977
Other	(334)	(5,158)

Net cash used in financing activities	(3,135)	(4,431)

Net increase (decrease) in cash and cash equivalents	(175,825)	3,847
Cash and cash equivalents at beginning of period	357,708	433,337

Cash and cash equivalents at end of period	$181,883	$437,184

Supplementary disclosure of cash flow information:
Cash paid for interest	$41,187	$19,767
Cash paid for income taxes	$3	$52

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries, is a wireless communications carrier that offers digital wireless services in the United States under the “Cricket®” brand. Cricket service offerings provide customers with unlimited wireless services for a flat rate without requiring a fixed-term contract or a credit check. The Company’s primary service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than through dividends, if any, from its subsidiaries. Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”), a wholly owned subsidiary of LCW Wireless, LLC (“LCW Wireless”), and in the upper Midwest by Denali Spectrum Operations, LLC (“Denali Operations”), an indirect wholly owned subsidiary of Denali Spectrum, LLC (“Denali”). LCW Wireless and Denali are designated entities under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, and owns an indirect 82.5% non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali. Leap, Cricket and their subsidiaries, including LCW Wireless and Denali, are collectively referred to herein as the “Company.”

Note 2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared without audit, in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company’s results for the periods presented, with such adjustments consisting only of normal recurring adjustments. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates and operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The condensed consolidated financial statements include the operating results and financial position of Leap and its wholly owned subsidiaries as well as the operating results and financial position of LCW Wireless and Denali and their wholly owned subsidiaries. The Company consolidates its interests in LCW Wireless and Denali in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and the Company will absorb a majority of their expected losses. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

On January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”). SFAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. The cumulative impact to the Company’s financial statements as a result of the adoption of SFAS 160 resulted in a $9.2 million reduction to stockholders’

equity, a $5.8 million reduction to deferred tax liabilities and a $15.0 million increase to redeemable noncontrolling interests (formerly referred to as minority interests) as of December 31, 2008. The Company has retrospectively applied SFAS 160 to all prior periods. See Note 8 for a further discussion regarding the Company’s adoption of SFAS 160.

Segment and Geographic Data

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless services in the United States. During 2008, the Company introduced two new product offerings to complement its Cricket Wireless service. Cricket Broadband, the Company’s unlimited mobile broadband service, allows customers to access the internet through their computers for a flat monthly rate with no long-term commitment or credit check. Cricket PAYGotm is a daily pay-as-you-go unlimited prepaid wireless service. For the three months ended March 31, 2009, revenue for the Cricket Broadband and Cricket PAYGo services approximated 6% of consolidated revenues. As of and for the three months ended March 31, 2009, all of the Company’s revenues and long-lived assets related to operations in the United States.

Revenues

Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. In general, new and reactivating customers are required to pay for their service in advance, while customers who first activated their service prior to May 2006 pay in arrears. Because the Company does not require customers to sign fixed-term contracts or pass a credit check, its services are available to a broader customer base than many other wireless providers and, as a result, some of its customers may be more likely to have service terminated due to an inability to pay. Consequently, the Company has concluded that collectibility of its revenues is not reasonably assured until payment has been received. Accordingly, service revenues are recognized only after services have been rendered and payment has been received.

When the Company activates a new customer, it frequently sells that customer a handset and the first month of service in a bundled transaction. Under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the sale of a handset along with a month of wireless service constitutes a multiple element arrangement. Under EITF 00-21, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying EITF 00-21 to these transactions results in the Company recognizing the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

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

Federal Universal Service Fund and E-911 fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees as well as sales, use and excise taxes that are assessed and collected, net of amounts remitted, in the condensed consolidated statements of operations.

Fair Value of Financial Instruments

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of SFAS 157 for its financial assets and liabilities did not have a material impact on its consolidated financial statements. SFAS 157 defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. See Note 5 for a further discussion regarding the Company’s measurement of assets and liabilities at fair value.

Effective January 1, 2009, the Company adopted SFAS 157 for its non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for the Company’s non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material impact on its financial condition and results of operations; however, this standard could have a material impact in future periods.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the three months ended March 31, 2009 and 2008, the Company capitalized interest of $12.2 million and $13.0 million, respectively, to property and equipment.

In accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. For the three months ended March 31, 2009 and 2008, the Company capitalized approximately $1.6 million and $4.1 million, respectively, of these costs. The Company amortized software costs of approximately $5.0 million and $4.1 million for the three months ended March 31, 2009 and 2008, respectively.

Wireless Licenses

The Company, LCW Wireless and Denali operate broadband Personal Communications Services (“PCS”) and Advanced Wireless Services (“AWS”) networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects its subsidiaries and joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company tests the wireless license for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition to its quarterly evaluation of the indefinite useful lives of its wireless licenses, the Company also tests its wireless licenses for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on an annual basis. As of March 31, 2009 and December 31, 2008, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.9 billion and $1.8 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of March 31, 2009, no wireless licenses were classified as assets held for sale. As of December 31, 2008, wireless licenses with a carrying value of $45.6 million were classified as assets held for sale, as more fully described in Note 7.

Portions of the AWS spectrum that the Company and Denali Spectrum License Sub, LLC (“Denali License Sub”) (an indirect wholly owned subsidiary of Denali) hold are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. The Company’s and Denali’s spectrum clearing costs are capitalized to wireless licenses as incurred. During the three months ended March 31, 2009 and 2008, the Company and Denali incurred approximately $2.5 million and $0.9 million, respectively, in spectrum clearing costs.

Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap agreements with respect to $355 million of its indebtedness. These interest rate swap agreements effectively fix the London Interbank Offered Rate (“LIBOR”) interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The swap agreements were in a liability position as of March 31, 2009 and December 31, 2008 and had a fair value of $8.1 million and $11.0 million, respectively, on such dates. The Company enters into these derivative contracts to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. The Company does not use derivative instruments for trading or other speculative purposes.

The Company records all derivatives in other assets or other liabilities on its condensed consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income (loss) and is recorded as interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in the fair values of derivative instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change.

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

As a result of the amendment to the Company’s senior secured credit agreement (the “Credit Agreement”) in June 2008, which among other things introduced a LIBOR floor of 3.0% per annum, the Company de-designated its existing interest rate swap agreements as cash flow hedges and discontinued its hedge accounting for these interest rate swaps during the second quarter of 2008. The loss accumulated in other comprehensive income (loss) on the date the Company discontinued its hedge accounting is amortized to interest expense, using the swaplet method, over the remaining term of the respective interest rate swap agreements. In addition, changes in the fair value of these interest rate swaps are recorded as a component of interest expense. During the three months ended March 31, 2009, the Company recognized a net decrease to interest expense of $1.7 million related to these items.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. The carrying value of the Company’s equity method investee, in which it owned approximately 20% of the outstanding membership units, was $18.9 million and $17.4 million as of March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, the Company’s share of its equity method investee income was $1.5 million. During the three months ended March 31, 2008, the Company’s share of its equity method investee losses was $1.1 million.

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

Concentrations

The Company generally relies on one key vendor for billing services, one key vendor for handset logistics, one key vendor for a majority of its voice and data communications transport services and a limited number of vendors for payment processing services. Loss or disruption of these services could materially adversely affect the Company’s business.

The Company does not have a national network, and it must pay fees to other carriers who provide it with roaming services which allow the Company’s customers to roam on such carriers’ networks. Currently, the Company relies on roaming agreements with several other carriers for a majority of its roaming needs. If it were unable to cost-effectively provide roaming services to customers in geographically desirable service areas, the Company’s competitive position, business, financial condition and results of operations could be materially adversely affected.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2009 and 2008 was allocated to the condensed consolidated statements of operations as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2009	2008

Cost of service	$844	$903
Selling and marketing expenses	1,583	1,356
General and administrative expenses	9,228	7,443

Share-based compensation expense	$11,655	$9,702

Share-based compensation expense per share:
Basic	$0.17	$0.14

Diluted	$0.17	$0.14

Income Taxes

The computation of the Company’s annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss). The Company’s projected ordinary income tax expense for the full year 2009, which excludes the effect of discrete items, consists primarily of the deferred tax effect of the amortization of wireless licenses and goodwill for income tax purposes. Because the Company’s projected 2009 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with paragraph 82 of FIN 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“FIN 18”), the Company has computed its provision for income taxes for the three months ended March 31, 2009 and 2008 by applying the actual effective tax rate to the year-to-date income.

The Company calculates income taxes in each of the jurisdictions in which it operates. This process involves calculating the actual current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss (“NOL”) carryforwards, capital loss carryforwards and income tax credits.

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. Included in the Company’s deferred tax assets at March 31, 2009 were federal NOL carryforwards of approximately $1,065.2 million (which will begin to expire in 2022) and state NOL carryforwards of approximately $1,103.2 million ($32.2 million of which will expire at the end of 2009), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three months ended March 31, 2009, the Company weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.4 million Texas Margins Tax credit. The Company will continue to closely monitor the positive and negative factors to assess whether the Company is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company’s tax provision. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

In accordance with SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

The Company’s unrecognized income tax benefits and uncertain tax positions have not been material in any period. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense; however, such amounts have not been material in any period. All of the Company’s tax years from 1998 to 2008 remain open to examination by federal and state taxing authorities. The Company’s 2005 tax year is currently under federal examination, the results of which are not expected to have a material impact on the consolidated financial statements.

Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months
	Ended March 31,
	2009	2008

Net loss	$(47,360)	$(16,896)
Other comprehensive loss:
Net unrealized holding gains on investments, net of tax	4	91
Unrealized losses on interest rate swaps	—	(6,892)

Comprehensive loss	$(47,356)	$(23,697)

Components of accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Net unrealized holding gains on investments, net of tax	$201	$197
Unrealized losses on interest rate swaps, net of tax and swaplet amortization	(5,324)	(6,119)

Accumulated other comprehensive loss	$(5,123)	$(5,922)

Recent Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions (“FSP”), which will be effective for interim and annual periods ending after June 15, 2009: (i) FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), (ii) FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”) and (iii) FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that an exit price is the appropriate basis for fair value measurements; however, if the Company were to conclude that there had been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, FSP SFAS 157-4 indicates that quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current “intent” and “ability” indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107-1 and APB 28-1 enhances disclosure requirements for instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating what impact, if any, these FSPs will have on its consolidated financial statements.

Note 3.	Supplementary Balance Sheet Information (in thousands):

	March 31,	December 31,
	2009	2008

Other current assets:
Accounts receivable, net(1)	$27,372	$31,177
Prepaid expenses	30,206	19,367
Other	1,607	1,404

	$59,185	$51,948

Property and equipment, net(2):
Network equipment	$2,272,074	$1,911,173
Computer hardware and software	213,555	203,720
Construction-in-progress	366,803	574,773
Other	76,761	60,972

	2,929,193	2,750,638
Accumulated depreciation	(972,627)	(907,920)

	$1,956,566	$1,842,718

Intangible assets, net:
Customer relationships	$7,347	$7,347
Trademarks	37,000	37,000

	44,347	44,347
Accumulated amortization customer relationships	(3,604)	(2,820)
Accumulated amortization trademarks	(12,334)	(11,673)

	$28,409	$29,854

	March 31,	December 31,
	2009	2008

Accounts payable and accrued liabilities:
Trade accounts payable	$183,510	$201,843
Accrued payroll and related benefits	63,029	50,462
Other accrued liabilities	82,052	72,989

	$328,591	$325,294

Other current liabilities:
Deferred service revenue(3)	$73,847	$62,998
Deferred equipment revenue(4)	24,531	20,614
Accrued sales, telecommunications, property and other taxes payable	28,337	32,799
Accrued interest	51,677	38,500
Other	7,107	7,091

	$185,499	$162,002

(1)	Accounts receivable consists primarily of amounts billed to third-party dealers for handsets and accessories net of an allowance for doubtful accounts.

(2)	As of March 31, 2009 and December 31, 2008, approximately $8.7 million of assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $3.4 million and $3.2 million as of March 31, 2009 and December 31, 2008, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to handsets sold to third-party dealers.

Note 4.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, employee stock purchase rights and convertible senior notes.

Since the Company incurred losses for the three months ended March 31, 2009 and 2008, 9.0 million and 5.2 million common share equivalents were excluded in the computation of diluted earnings (loss) per share for those periods, respectively, as their effect would be antidilutive.

Note 5.	Fair Value of Financial Instruments

The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. The lowest level input that is significant to the fair value measurement of an asset or liability is used to categorize that asset or liability, as determined in the judgment of management. Assets and liabilities presented at fair value in the Company’s condensed consolidated balance sheets are generally categorized as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of March 31, 2009 or December 31, 2008.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities as of March 31, 2009 and December 31, 2008 included its cash equivalents, its short-term investments in obligations of the U.S. government, a majority of its short-term investments in commercial paper and its interest rate swaps.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 asset as of March 31, 2009 and December 31, 2008 comprised its short-term investment in asset-backed commercial paper.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of March 31, 2009 and December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels (in thousands):

	At Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$—	$49,931	$—	$49,931
Short-term investments	—	304,729	1,500	306,229

Total	$—	$354,660	$1,500	$356,160

Liabilities:
Interest rate swaps	$—	$(8,077)	$—	$(8,077)

Total	$—	$(8,077)	$—	$(8,077)

	At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$—	$175,280	$—	$175,280
Short-term investments	—	236,893	1,250	238,143

Total	$—	$412,173	$1,250	$413,423

Liabilities:
Interest rate swaps	$—	$(11,045)	$—	$(11,045)

Total	$—	$(11,045)	$—	$(11,045)

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands):

	Three Months
	Ended March 31,
	2009	2008

Beginning balance, January 1	$1,250	$16,200
Total losses (realized/unrealized):
Included in net loss	$—	$(4,325)
Included in comprehensive income	250	—
Settlements	—	—
Transfers in (out) of Level 3	—	—

Ending balance, March 31	$1,500	$11,875

The unrealized gains included in comprehensive income in the table above are presented in accumulated other comprehensive loss in the condensed consolidated balance sheets. The realized losses included in net loss in the table above are presented in other expense, net in the condensed consolidated statements of operations.

Cash Equivalents and Short-Term Investments

As of March 31, 2009 and December 31, 2008, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time to maturity factors. Such investments are therefore considered to be Level 2 items. The fair value of the Company’s investment in asset-backed commercial paper is determined using primarily unobservable inputs that cannot be corroborated by market data, which primarily include ABX and monoline indices and a valuation model that considers a liquidity factor that is subjective in nature, and is therefore considered to be a Level 3 item.

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

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined using quoted prices in active markets and was $2,392.1 million and $2,201.2 million as of March 31, 2009 and December 31, 2008, respectively.

Note 6.	Long-Term Debt

Long-term debt as of March 31, 2009 and December 31, 2008 was comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008

Term loans under senior secured credit facilities	$912,346	$916,000
Unamortized deferred lender fees	(4,260)	(4,527)
Senior notes	1,400,000	1,400,000
Unamortized premium on $350 million senior notes due 2014	16,960	17,552
Convertible senior notes	250,000	250,000

	2,575,046	2,579,025
Current maturities of long-term debt	(14,000)	(13,000)

	$2,561,046	$2,566,025

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under the Company’s Credit Agreement consists of a six-year $895.5 million term loan and a $200 million revolving credit facility. As of March 31, 2009, the outstanding indebtedness under the term loan was $875.3 million. Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012).

As of March 31, 2009, the interest rate on the term loan was LIBOR plus 3.50% (subject to a LIBOR floor of 3.0% per annum) or the bank base rate plus 2.50%, as selected by Cricket. At March 31, 2009, the effective interest rate on the term loan was 6.4%, including the effect of interest rate swaps, as more fully described in Note 2. The terms of the Credit Agreement require the Company to enter into interest rate swap agreements in a sufficient amount so that at least 50% of the Company’s outstanding indebtedness for borrowed money bears interest at a fixed rate. The Company was in compliance with this requirement as of March 31, 2009.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of March 31, 2009, the revolving credit facility was undrawn; however, approximately $0.5 million of letters of credit were issued under the Credit Agreement and were considered as usage of the revolving credit facility, as more fully described in Note 9. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on the Company’s consolidated senior secured leverage ratio, and the rate is currently 0.25%. As of March 31, 2009, borrowings under the revolving credit facility would have accrued interest at LIBOR plus 3.25% (subject to the LIBOR floor of 3.0% per annum), or the bank base rate plus 2.25%, as selected by Cricket.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. In addition to investments in the Denali joint venture, the Credit Agreement allows the Company to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million, plus an amount equal to an available cash flow basket, in other joint ventures, and allows the Company to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures. The Company was in compliance with these covenants as of March 31, 2009.

The Credit Agreement also prohibits the occurrence of a “change of control,” which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a change in a majority of the members of Leap’s board of directors that is not approved by the board and the occurrence of a “change of control” under any of the Company’s other credit instruments.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.70% to 6.33%. At March 31, 2009, the effective interest rate on the term loans was 5.0%, and the outstanding indebtedness was $37.1 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the loans are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.1 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of March 31, 2009.

Senior Notes

Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium the Company received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At March 31, 2009, the effective interest rate on the $350 million of senior notes was 8.7%, which includes the effect of the premium amortization.

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

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the Credit Agreement and the senior notes described above and below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations.

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

Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

On March 4, 2009, the Company completed its exchange of certain wireless spectrum with MetroPCS Communications, Inc. (“MetroPCS”). Under the spectrum exchange agreement, the Company acquired an additional 10 MHz of spectrum in San Diego, Fresno, Seattle and certain other Washington and Oregon markets, and MetroPCS acquired an additional 10 MHz of spectrum in Dallas-Ft. Worth, Shreveport-Bossier City, Lakeland-Winter Haven, Florida and certain other northern Texas markets. The carrying values of the wireless licenses transferred to MetroPCS under the spectrum exchange agreement were $45.6 million, and the Company recognized a net gain of approximately $4.4 million upon the closing of the transaction.

Note 8.	Arrangements with Variable Interest Entities

The Company consolidates its interests in LCW Wireless and Denali in accordance with FIN 46(R) because these entities are variable interest entities and the Company will absorb a majority of their expected losses. LCW Wireless and Denali are non-guarantor subsidiaries and the carrying amount and classification of their assets and liabilities are presented in Note 10. Both entities offer (through wholly owned subsidiaries) Cricket service and, accordingly, are generally subject to the same risks in conducting operations as the Company.

On January 1, 2009, the Company adopted the provisions of SFAS 160. SFAS 160 changes the accounting treatment and classification with respect to certain ownership interests held in LCW Wireless and Denali. As a result of the adoption of SFAS 160, the Company has not allocated losses to certain of its minority partners, but rather has recorded accretion (or mark-to-market) charges to bring its minority partners’ interests to their estimated redemption values at each reporting period. In addition, the Company now classifies these accretion charges as a component of consolidated net income (loss) available to its common stockholders rather than as a component of net income (loss). Although the accounting treatment for certain of these interests has been modified, the Company continues to classify these noncontrolling interests in the mezzanine section of the consolidated balance sheets in accordance with EITF Topic D-98. The cumulative impact to the Company’s condensed consolidated financial statements as a result of the adoption of SFAS 160 resulted in a $9.2 million reduction to stockholders equity, a $5.8 million reduction to deferred tax liabilities and a $15.0 million increase to redeemable noncontrolling interests (formerly referred to as minority interests) as of December 31, 2008. The Company has retrospectively applied SFAS 160 to all prior periods.

Arrangements with LCW Wireless

The membership interests in LCW Wireless are held as follows: Cricket holds a 73.3% non-controlling membership interest; CSM Wireless, LLC (“CSM”) holds a 24.7% non-controlling membership interest; and WLPCS Management, LLC (“WLPCS”) holds a 2% controlling membership interest. As of March 31, 2009, Cricket’s equity contributions to LCW totaled $51.8 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of LCW Wireless, LLC (“LCW LLC Agreement”), WLPCS has the option to put its entire equity interest in LCW Wireless to Cricket for a purchase price not to exceed $3.8 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. If the put option is exercised, the consummation of this sale will be subject to FCC approval. The Company has recorded this obligation to WLPCS, including related accretion charges using the effective interest method, as a component of redeemable noncontrolling interests in the condensed consolidated balance sheets. As of March 31, 2009 and December 31, 2008, these noncontrolling interests had a carrying value of $2.7 million and $2.6 million, respectively.

Under the LCW LLC Agreement, CSM also has the option, during specified periods, to put its entire equity interest in LCW Wireless to Cricket in exchange for either cash, Leap common stock, or a combination thereof, as determined by Cricket at its discretion, for a purchase price calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value to LCW Wireless. The Company has recorded this obligation to CSM, including related accretion charges to bring the underlying membership units to their estimated redemption value, as a component of redeemable noncontrolling interests in the condensed consolidated balance sheets. As of March 31, 2009 and December 31, 2008, these noncontrolling interests had a carrying value of $27.8 million and $26.0 million, respectively.

Management Agreement

Cricket and LCW Wireless are party to a management services agreement, pursuant to which LCW Wireless has the right to obtain management services from Cricket in exchange for a monthly management fee based on Cricket’s costs of providing such services plus a mark-up for administrative overhead.

Other

LCW Wireless’ working capital requirements have been satisfied to date through the members’ initial equity contributions, third party debt financing and cash provided by operating activities. Leap, Cricket and their wholly owned subsidiaries are not required to provide financial support to LCW Wireless.

Arrangements with Denali

Cricket and Denali Spectrum Manager, LLC (“DSM”) formed Denali as a joint venture to participate (through a wholly owned subsidiary) in FCC Auction #66. Cricket owns an 82.5% non-controlling membership interest and DSM owns a 17.5% controlling membership interest in Denali. As of March 31, 2009, Cricket’s equity contributions to Denali totaled $83.6 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of Denali, DSM may offer to sell its entire membership interest in Denali to Cricket in April 2012 and each year thereafter for a purchase price equal to DSM’s equity contributions in cash to Denali, plus a specified return, payable in cash. If exercised, the consummation of the sale will be subject to FCC approval. The Company has recorded this obligation to DSM, including related accretion charges using the effective interest method, as a component of redeemable noncontrolling interests in the condensed consolidated balance sheets. As of March 31, 2009 and December 31, 2008, these noncontrolling interests had a carrying value of $44.3 million and $43.3 million, respectively.

Senior Secured Credit Agreement

Cricket entered into a senior secured credit agreement with Denali and its subsidiaries to fund the payment to the FCC for the AWS license acquired by Denali in Auction #66 and to fund a portion of the costs of the construction and operation of the wireless network using such license. As of March 31, 2009, total borrowings under the license acquisition sub-facility totaled $223.4 million and total borrowings under the build-out sub-facility totaled $234.5 million. During January 2009, the build-out sub-facility was increased to a total of $394.5 million, approximately $160.0 million of which was unused as of March 31, 2009. The Company does not anticipate making any future increases to the size of the build-out sub-facility. Additional funding requests would be subject to approval by Leap’s board of directors. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due in April 2021.

Management Agreement.

Cricket and Denali Spectrum License, LLC, a wholly owned subsidiary of Denali (“Denali License”), are party to a management services agreement, pursuant to which Cricket is to provide management services to Denali License and its subsidiaries in exchange for a monthly management fee based on Cricket’s costs of providing such services plus overhead.

The following table provides a summary of the changes in value of the Company’s redeemable noncontrolling interests (in thousands):

	Three Months
	Ended March 31,
	2009	2008

Beginning balance, January 1	$71,879	$61,868
Accretion of redeemable noncontrolling interests	2,936	1,923

Ending balance, March 31	$74,815	$63,791

Note 9.	Commitments and Contingencies

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

Legal proceedings are inherently unpredictable, and the matters in which the Company is involved often present complex legal and factual issues. The Company vigorously pursues defenses in legal proceedings and engages in discussions where possible to resolve these matters on favorable terms. The Company’s policy is to recognize legal costs as incurred. It is possible, however, that the Company’s business, financial condition and results of operations in future periods could be materially adversely affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.

Patent Litigation

Freedom Wireless

On December 10, 2007, the Company was sued by Freedom Wireless, Inc. (“Freedom Wireless”), in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that the Company’s Cricket unlimited voice service, in addition to its Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, the Company and Freedom Wireless entered into an agreement to settle this lawsuit, and the parties are finalizing the terms of a license agreement which will provide Freedom Wireless royalties on certain of the Company’s products and services.

Electronic Data Systems

On February 4, 2008, the Company and certain other wireless carriers were sued by Electronic Data Systems Corporation (“EDS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS has alleged that the sale and marketing by the Company of prepaid wireless cellular telephone services infringes these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. The parties have reached an agreement in principle to settle this lawsuit.

EMSAT Advanced Geo-Location Technology

On October 7, 2008, the Company and certain other wireless carriers were sued by EMSAT Advanced Geo-Location Technology, LLC (“EMSAT”) and Location Based Services LLC (“LBS”) in the United States District Court for the Eastern District of Texas, Marshall Division for alleged infringement of U.S. Patent Nos. 5,946,611, 6,847,822, and 7,289,763 entitled “Cellular Telephone System that Uses Position of a Mobile Unit to Make Call Management Decisions.” EMSAT and LBS alleged that the Company’s sale, offer for sale, use, and/or inducement to use mobile E911 services infringed one or more claims of these patents. While not directed at the Company, the complaint further alleged that the other defendants’ sale, offer for sale, use, and/or inducement to use commercial location-based services also infringed one or more claims of these patents. The complaint sought unspecified damages (including pre- and post-judgment interest), costs, and attorney’s fees, but did not request injunctive relief. In March 2009, the Company and EMSAT settled this lawsuit and entered into a license agreement with respect to the patents at issue.

DNT

On May 1, 2009, the Company was sued by DNT LLC (“DNT”) in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that the Company uses, encourages the use of, sells, offers for sale and/or imports voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT’s patent. DNT alleges that the Company’s infringement is willful, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. The Company is currently evaluating the complaint and is preparing to respond.

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC (“AWG”) filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, plus costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The court denied defendants’ motion and the defendants appealed the denial of the motion to the Mississippi Supreme Court. On November 15, 2007, the Mississippi Supreme Court issued an opinion denying the appeal and remanded the action to the trial court. The defendants filed an answer to the complaint on May 2, 2008. Trial in this matter is scheduled to begin in October 2009.

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. An arbitration hearing was held in early November 2008, and the arbitrator issued a final award on February 13, 2009 in which he denied AWG’s claims in their entirety. On March 20, 2009, defendants filed a motion to confirm the final award in the Circuit Court. On March 30, 2009, plaintiffs filed an opposition to that motion, as well as a motion to vacate the final award. Defendants filed an opposition to the motion to vacate on April 10, 2009. Both the defendants’ motion to confirm and plaintiffs’ motion to vacate remain pending.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Due to the complex nature of the legal and factual issues involved, management believes that the defendants’ liability, if any, from the Whittington and AWG Lawsuits and any indemnity claims of the defendants against Leap is not presently determinable.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits purporting to assert claims on behalf of Leap against certain of its current and former directors and officers. The lawsuits are pending in the California Superior Court for the County of San Diego and in the United States District Court for the Southern District of California. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that the Company was restating certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS Communications, Inc. and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants have filed motions to dismiss the amended federal complaint.

Leap and certain current and former officers and directors, and Leap’s independent registered public accounting firm, PricewaterhouseCoopers LLP, also have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California. Plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The consolidated complaint alleges that the defendants made false and misleading statements about Leap’s internal controls, business and financial results, and customer count metrics. The claims are based primarily on the November 9, 2007 announcement that the Company was restating certain of its financial statements and statements made in its August 7, 2007 second quarter 2007 earnings release. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. On January 9, 2009, the federal court granted defendants’ motions to dismiss the complaint for failure to state a claim. On February 23, 2009, defendants were served with an amended complaint which does not name PricewaterhouseCoopers LLP. Defendants’ motions to dismiss are due on May 22, 2009.

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

Indemnification Agreements

From time to time, the Company enters into indemnification agreements with certain parties in the ordinary course of business, including agreements with manufacturers, licensors and suppliers who provide it with equipment, software and technology that it uses in its business, as well as with purchasers of assets, lenders, lessors and other vendors. Indemnification agreements are generally entered into in commercial and other transactions in an attempt to allocate potential risk of loss. The Company has not recorded any liability with respect to any potential indemnification obligations it may have under agreements to which it was party as of March 31, 2009.

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

Outstanding Letters of Credit and Surety Bonds

As of March 31, 2009 and December 31, 2008, the Company had approximately $10.8 million and $9.6 million, respectively, of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. As of March 31, 2009 and December 31, 2008, approximately $0.5 million and $4.3 million, respectively, of these letters of credit were issued pursuant to the Credit Agreement and were considered as usage for purposes of determining availability under the revolving credit facility.

As of March 31, 2009 and December 31, 2008, the Company had approximately $5.1 million and $5.0 million, respectively, of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

Note 10.	Guarantor Financial Information

Of the $1,400 million of senior notes issued by Cricket (the “Issuing Subsidiary”), $1,100 million are due in 2014 and $300 million are due in 2015. The notes are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and certain of its direct and indirect wholly owned subsidiaries, including Cricket’s subsidiaries that hold wireless licenses (collectively, the “Guarantor Subsidiaries”).

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiaries, non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of March 31, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$79	$153,157	$—	$28,647	$—	$181,883
Short-term investments	—	304,729	—	1,500	—	306,229
Restricted cash, cash equivalents and short-term investments	1,612	2,937	—	10	—	4,559
Inventories	—	99,424	—	4,493	—	103,917
Other current assets	33	56,588	—	3,342	(778)	59,185

Total current assets	1,724	616,835	—	37,992	(778)	655,773
Property and equipment, net	2	1,679,956	—	287,359	(10,751)	1,956,566
Investments in and advances to affiliates and consolidated subsidiaries	1,829,253	2,130,948	40,865	9,426	(4,010,492)	—
Wireless licenses	—	19,956	1,539,095	333,131	—	1,892,182
Goodwill	—	430,101	—	—	—	430,101
Other intangible assets, net	—	28,409	—	—	—	28,409
Other assets	7,765	77,398		2,596	—	87,759

Total assets	$1,838,744	$4,983,603	$1,579,960	$670,504	$(4,022,021)	$5,050,790

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$2	$305,435	$—	$23,154	$—	$328,591
Current maturities of long-term debt	—	9,000	—	5,000	—	14,000
Intercompany payables	10,717	297,910	7,684	13,508	(329,819)	—
Other current liabilities	2,428	175,731	—	8,118	(778)	185,499

Total current liabilities	13,147	788,076	7,684	49,780	(330,597)	528,090
Long-term debt	250,000	2,278,950	—	599,763	(567,667)	2,561,046
Deferred tax liabilities	—	224,060	—	—	—	224,060
Other long-term liabilities	—	80,392	—	6,790	—	87,182

Total liabilities	263,147	3,371,478	7,684	656,333	(898,264)	3,400,378
Redeemable noncontrolling interests	—	30,491	—	44,324	—	74,815
Stockholders’ equity (deficit)	1,575,597	1,581,634	1,572,276	(30,153)	(3,123,757)	1,575,597

Total liabilities and stockholders’ equity	$1,838,744	$4,983,603	$1,579,960	$670,504	$(4,022,021)	$5,050,790

Condensed Consolidating Balance Sheet as of December 31, 2008 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$27	$333,119	$—	$24,562	$—	$357,708
Short-term investments	—	236,893	—	1,250	—	238,143
Restricted cash, cash equivalents and short-term investments	1,611	3,129	—	40	—	4,780
Inventories	—	124,719	—	1,574	—	126,293
Other current assets	83	50,915	—	2,062	(1,112)	51,948

Total current assets	1,721	748,775	—	29,488	(1,112)	778,872
Property and equipment, net	2	1,594,502	—	256,370	(8,156)	1,842,718
Investments in and advances to affiliates and consolidated subsidiaries	1,866,196	2,065,102	19,133	9,227	(3,959,658)	—
Wireless licenses	—	19,957	1,489,564	332,277	—	1,841,798
Assets held for sale	—	—	45,569	—	—	45,569
Goodwill	—	430,101	—	—	—	430,101
Intangible assets, net	—	29,854	—	—	—	29,854
Other assets	8,043	72,434	—	3,468	—	83,945

Total assets	$1,875,962	$4,960,725	$1,554,266	$630,830	$(3,968,926)	$5,052,857

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$20	$297,461	$—	$27,813	$—	$325,294
Current maturities of long-term debt	—	9,000	—	4,000	—	13,000
Intercompany payables	9,615	277,327	7,440	23,687	(318,069)	—
Other current liabilities	3,651	153,081	—	6,382	(1,112)	162,002

Total current liabilities	13,286	736,869	7,440	61,882	(319,181)	500,296
Long-term debt	250,000	2,281,525	—	524,007	(489,507)	2,566,025
Deferred tax liabilities	—	217,631	—	—	—	217,631
Other long-term liabilities	—	78,861	—	5,489	—	84,350

Total liabilities	263,286	3,314,886	7,440	591,378	(808,688)	3,368,302
Redeemable noncontrolling interests	—	28,610	—	43,269	—	71,879
Stockholders’ equity (deficit)	1,612,676	1,617,229	1,546,826	(3,817)	(3,160,238)	1,612,676

Total liabilities and stockholders’ equity	$1,875,962	$4,960,725	$1,554,266	$630,830	$(3,968,926)	$5,052,857

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$497,505	$—	$16,500	$—	$514,005
Equipment revenues	—	69,120	—	3,862	—	72,982
Other revenues	—	340	21,854	333	(22,527)	—

Total revenues	—	566,965	21,854	20,695	(22,527)	586,987

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	165,958	—	476	(22,090)	144,344
Cost of equipment	—	145,010	—	12,786	—	157,796
Selling and marketing	—	99,198	—	4,325	—	103,523
General and administrative	1,101	87,386	243	7,884	(437)	96,177
Depreciation and amortization	—	82,416	—	7,317	—	89,733

Total operating expenses	1,101	579,968	243	32,788	(22,527)	591,573
Gain on sale or disposal of assets	—	3,581	—	—	—	3,581

Operating income (loss)	(1,101)	(9,422)	21,611	(12,093)	—	(1,005)
Equity in net loss of consolidated subsidiaries	(49,235)	(5,522)	—	—	54,757	—
Equity in net income of investee	—	1,479	—	—	—	1,479
Interest income	6,064	19,056	—	1,326	(25,501)	945
Interest expense	(3,088)	(47,898)	—	(14,467)	23,602	(41,851)
Other expense, net	—	(63)	—	—	—	(63)

Income (loss) before income taxes	(47,360)	(42,370)	21,611	(25,234)	52,858	(40,495)
Income tax expense	—	(6,865)	—	—	—	(6,865)

Net income (loss)	(47,360)	(49,235)	21,611	(25,234)	52,858	(47,360)
Accretion of redeemable noncontrolling interests	—	(1,881)	—	(1,055)	—	(2,936)

Net income (loss) attributable to common stockholders	$(47,360)	$(51,116)	$21,611	$(26,289)	$52,858	$(50,296)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$386,898	$—	$12,031	$—	$398,929
Equipment revenues	—	68,350	—	1,105	—	69,455
Other revenues	—	—	17,171	—	(17,171)	—

Total revenues	—	455,248	17,171	13,136	(17,171)	468,384

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	122,959	—	5,284	(17,073)	111,170
Cost of equipment	—	111,411	—	2,810	—	114,221
Selling and marketing	—	55,414	—	2,686	—	58,100
General and administrative	1,399	71,186	247	3,173	(98)	75,907
Depreciation and amortization	11	80,483	—	2,145	—	82,639

Total operating expenses	1,410	441,453	247	16,098	(17,171)	442,037
Loss on sale or disposal of assets	—	(291)	—	—	—	(291)

Operating income (loss)	(1,410)	13,504	16,924	(2,962)	—	26,056
Equity in net loss of consolidated subsidiaries	(15,568)	(881)	—	—	16,449	—
Equity in net loss of investee	—	(1,062)	—	—	—	(1,062)
Interest income	7	14,243	—	1,098	(10,567)	4,781
Interest expense	—	(34,449)	—	(8,150)	9,242	(33,357)
Other income (expense), net	75	(4,111)	—	—	—	(4,036)

Income (loss) before income taxes	(16,896)	(12,756)	16,924	(10,014)	15,124	(7,618)
Income tax expense	—	(2,812)	(6,466)	—	—	(9,278)

Net income (loss)	(16,896)	(15,568)	10,458	(10,014)	15,124	(16,896)
Accretion of redeemable noncontrolling interests	—	(968)	—	(955)	—	(1,923)

Net income (loss) attributable to common stockholders	$(16,896)	$(16,536)	$10,458	$(10,969)	$15,124	$(18,819)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$53	$120,806	$1,775	$(22,651)	$(31)	$99,952

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(172,190)	—	(31,089)	—	(203,279)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	—	(1,775)	(770)	—	(2,545)
Proceeds from the sale of wireless licenses	—	2,965	—	—	—	2,965
Purchases of investments	—	(234,563)	—	—	—	(234,563)
Sales and maturities of investments	—	165,914	—	—	—	165,914
Investments in and advances to affiliates and consolidated subsidiaries	(853)	—	—	—	853	—
Purchase of membership units	—	—	—	—	—	—
Change in restricted cash	(1)	(1,163)	—	30	—	(1,134)

Net cash used in investing activities	(854)	(239,037)	(1,775)	(31,829)	853	(272,642)

Financing activities:
Proceeds from long-term debt	—	—	—	60,000	(60,000)	—
Issuance of related party debt	—	(60,000)	—	—	60,000	—
Repayment of long-term debt	—	(2,250)	—	(1,404)	—	(3,654)
Capital contributions, net	853	853	—	—	(853)	853
Noncontrolling interests distribution	—	—	—	(31)	31	—
Other	—	(334)	—	—	—	(334)

Net cash provided by (used in) financing activities	853	(61,731)	—	58,565	(822)	(3,135)

Net increase (decrease) in cash and cash equivalents	52	(179,962)	—	4,085	—	(175,825)
Cash and cash equivalents at beginning of period	27	333,119	—	24,562	—	357,708

Cash and cash equivalents at end of period	$79	$153,157	$—	$28,647	$—	$181,883

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$513	$111,533	$805	$22,829	$—	$135,680

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(120,681)	—	(39,157)	—	(159,838)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(70,022)	(805)	(50)	—	(70,877)
Purchases of investments	—	(19,744)	—	—	—	(19,744)
Sales and maturities of investments	—	124,341	—	—	—	124,341
Investments in and advances to affiliates and consolidated subsidiaries	(2,977)	—	—	—	2,977	—
Purchase of membership units	—	(1,033)	—	—	—	(1,033)
Change in restricted cash	(575)	324	—	—	—	(251)

Net cash used in investing activities	(3,552)	(86,815)	(805)	(39,207)	2,977	(127,402)

Financing activities:
Repayment of long-term debt	—	(2,250)	—	—	—	(2,250)
Capital contributions, net	2,977	2,977	—	—	(2,977)	2,977
Other	—	(5,158)	—	—	—	(5,158)

Net cash provided by (used in) financing activities	2,977	(4,431)	—	—	(2,977)	(4,431)

Net increase (decrease) in cash and cash equivalents	(62)	20,287	—	(16,378)	—	3,847
Cash and cash equivalents at beginning of period	62	399,153	—	34,122	—	433,337

Cash and cash equivalents at end of period	$—	$419,440	$—	$17,744	$—	$437,184

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” and “us” refer to Leap Wireless International, Inc., or Leap, and its subsidiaries, including Cricket Communications, Inc., or Cricket. Leap, Cricket and their subsidiaries are sometimes collectively referred to herein as the “Company.” Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2009 population estimates provided by Claritas Inc.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, or SEC, on February 27, 2009.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	the duration and severity of the current recession in the United States and changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute effectively on our planned coverage expansion, launches of markets we acquired in the Federal Communications Commission’s, or FCC’s, auction for Advanced Wireless Services, or Auction #66, and other strategic activities;

•	our ability to obtain roaming services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	delays in our market expansion plans, including delays resulting from any difficulties in funding such expansion through our existing cash, cash generated from operations or additional capital, or delays by existing U.S. government and other private sector wireless operations in clearing the Advanced Wireless Services, or AWS, spectrum, some of which users are permitted to continue using the spectrum for several years;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in our senior secured credit facilities, indentures and any future credit agreement, indenture or similar instrument;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

Cricket service is offered by Cricket, a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations, and in the upper Midwest by Denali Spectrum Operations, LLC, or Denali Operations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC, or LCW Wireless, and owns an indirect non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali. LCW Wireless and Denali are designated entities under FCC regulations. We consolidate our interests in LCW Wireless and Denali in accordance with FIN 46(R) because these entities are variable interest entities and we will absorb a majority of their expected losses.

At March 31, 2009, Cricket service was offered in 32 states and had approximately 4.34 million customers. As of March 31, 2009, we, LCW Wireless License, LLC, or LCW License (a wholly owned subsidiary of LCW Operations), and Denali Spectrum License Sub, LLC, or Denali License Sub (an indirect wholly owned subsidiary of Denali) owned wireless licenses covering an aggregate of approximately 179.4 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 83.8 million POPs as of March 31, 2009, which includes incremental POPs attributed to ongoing footprint expansion in existing markets. The licenses we and Denali purchased in Auction #66, together with the existing licenses we own, provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate or are building out, assuming Denali License Sub were to make available to us certain of its spectrum.

We plan to expand our network footprint by launching Cricket service in new markets and improving coverage in our existing markets. We and Denali Operations intend to launch markets covering approximately 25 million additional POPs by the middle of 2009 (measured on a cumulative basis beginning January 2009). As part of these expansion plans, during the three months ended March 31, 2009, we and Denali Operations launched new markets in Chicago and Philadelphia covering approximately 16.7 million additional POPs. In addition, we also previously identified up to approximately 16 million additional POPs that we could elect to cover with Cricket service in the next 18 to 24 months. We currently expect to make a determination with respect to any launch of these additional POPs by the middle of 2009. We intend to fund the costs required to build out and launch any new markets associated with these 16 million additional POPs with cash generated from operations. The pace and timing of any such build-out and launch activities will depend upon the performance of our business and our available cash resources. We also plan to continue to improve our network coverage and capacity in many of our existing markets, allowing us to offer our customers an improved service area. In addition to these expansion plans, we and Denali License Sub hold licenses in other markets that are suitable for Cricket service, and we and Denali Operations may develop some of the licenses covering these additional POPs through partnerships with others.

Our Cricket service offerings are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our primary Cricket service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plan combines unlimited local and U.S. long distance service from any Cricket service area with unlimited use of multiple calling features and messaging services. We also offer a flexible payment option, BridgePaytm, which gives our customers greater flexibility in the use and payment of our Cricket Wireless service and which we believe will help us to improve customer retention. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for one low, flat rate with no long-term commitments or credit checks. As of

March 31, 2009, our Cricket Broadband service was available in all of our and our joint ventures’ Cricket markets, and we intend to make the service available in additional new Cricket markets that we launch. In addition, we also offer Cricket PAYGotm, a daily pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar. We began an introductory launch of Cricket PAYGo in select markets in October 2008, and in April 2009 we expanded the availability of the service to make Cricket PAYGo available in all of our and our joint ventures’ Cricket markets. During 2009, we will continue to evaluate the potential of this new Cricket service to extend our reach in the prepaid wireless market and to capture new opportunities for our business.

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets because we offer a differentiated service and an attractive value proposition to our customers at costs significantly lower than most of our competitors, and accordingly we continue to enhance our current market clusters and expand our business into new geographic markets. In addition to our current business expansion efforts, we may also pursue other activities to build our business, which could include (without limitation) the acquisition of additional spectrum through private transactions or FCC auctions, entering into partnerships with others to launch and operate additional markets or to reduce operating costs in existing markets, the acquisition of other wireless communications companies or complementary businesses or the deployment of next-generation network technology over the longer term. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License Sub hold include large regional areas covering both rural and metropolitan communities, we and Denali may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters for markets in operation for one year or longer, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, but generally expect that churn will gradually improve as the average tenure of customers in such markets increases. Sales activity and churn, however, can be strongly affected by other factors, including, promotional activity, economic conditions and competitive actions, any of which may have the ability to reduce or outweigh certain seasonal effects or the relative amount of time a market has been in operation. From time to time, we offer programs to help promote customer activity for our wireless services. For example, since the second quarter of 2008 we have increased our use of a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket handset not currently in service. Customers accepting this offer receive a free month of service on the additional line of service after paying an activation fee. We believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our handsets and wireless services.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity through capital markets transactions. We also have a $200 million revolving credit facility under our senior secured credit agreement, or Credit Agreement, which was undrawn as of March 31, 2009, and which we do not generally rely upon as a source of liquidity in planning for our future capital and operating requirements. See “Liquidity and Capital Resources” below.

Among the most significant factors affecting our financial condition and performance from period to period are our new market expansions and growth in customers, the impacts of which are reflected in our revenues and operating expenses. Throughout the last several years, we and our joint ventures have continued expanding existing market footprints and have launched additional markets, increasing the number of potential customers covered by our networks from approximately 27.7 million covered POPs as of December 31, 2005, to approximately 48.0 million covered POPs as of December 31, 2006, to approximately 53.2 million covered POPs as of December 31, 2007, to approximately 67.2 million covered POPs as of December 31, 2008 and to approximately 83.8 million covered POPs as of March 31, 2009. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 1.67 million customers as of December 31, 2005, to 2.23 million customers as of December 31, 2006, to 2.86 million customers as of December 31, 2007, to 3.84 million customers as of December 31, 2008 and to 4.34 million customers as of March 31, 2009. In addition, our total revenues have increased from $957.8 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.63 billion for fiscal 2007 and to $1.96 billion for fiscal 2008, and from $468.4 million for the three months ended March 31, 2008 to $587.0 million for the three months ended March 31, 2009.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting the increase in customers, the costs associated with the launch of new products and markets and the broader variety of products and services provided to our customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to expansion into new markets, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $901.4 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.57 billion for fiscal 2007 and to $1.91 billion for fiscal 2008, and from $442.0 million for the three months ended March 31, 2008 to $591.6 million for the three months ended March 31, 2009. During this period, we also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses. As a result, our interest expense has increased from $30.1 million for fiscal 2005, to $61.3 million for fiscal 2006, to $121.2 million for fiscal 2007 and to $158.3 million for fiscal 2008 and from $33.4 million for the three months ended March 31, 2008 to $41.9 million for the three months ended March 31, 2009.

Primarily as a result of the factors described above, our net income of $30.7 million for fiscal 2005 decreased to a net loss of $24.7 million for fiscal 2006, a net loss of $75.2 million for fiscal 2007 and a net loss of $141.6 million for the year ended December 31, 2008, and our net loss of $16.9 million for the three months ended March 31, 2008 increased to a net loss of $47.4 million for the three months ended March 31, 2009. We believe, however, that the significant initial costs associated with building out and launching new markets and further expanding our existing business will provide substantial future benefits as the new markets we have launched continue to develop, our existing markets mature and we continue to add subscribers and generate additional revenues.

We expect that we will continue to build out and launch new markets and pursue other expansion activities for the next several years. We intend to be disciplined as we pursue these expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications. We expect to achieve increased revenues and incur higher operating expenses as our existing business grows and as we build out and launch service in new markets. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. Any such significant capital expenditures or increased operating expenses will decrease operating income before depreciation and amortization, or OIBDA, and free cash flow for the periods in which we incur such costs. However, we are willing to incur such expenditures because we expect our expansion activities will be beneficial to our business and create additional value for our stockholders.

Results of Operations

Operating Items

The following table summarizes operating data for our consolidated operations for the three months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,
		% of 2009		% of 2008	Change from
		Service		Service	Prior Year
	2009	Revenues	2008	Revenues	Dollars	Percent

Revenues:
Service revenues	$514,005		$398,929		$115,076	28.8%
Equipment revenues	72,982		69,455		3,527	5.1%

Total revenues	586,987		468,384		118,603	25.3%

Operating expenses:
Cost of service	144,344	28.1%	111,170	27.9%	33,174	29.8%
Cost of equipment	157,796	30.7%	114,221	28.6%	43,575	38.1%
Selling and marketing	103,523	20.1%	58,100	14.6%	45,423	78.2%
General and administrative	96,177	18.7%	75,907	19.0%	20,270	26.7%
Depreciation and amortization	89,733	17.5%	82,639	20.7%	7,094	8.6%

Total operating expenses	591,573	115.1%	442,037	110.8%	149,536	33.8%
Gain (loss) on sale or disposal of assets	3,581	0.7%	(291)	(0.1)%	3,872	1,330.6%

Operating income (loss)	$(1,005)	(0.2)%	$26,056	6.5%	$(27,061)	(103.9)%

The following table summarizes customer activity for the three months ended March 31, 2009 and 2008:

			Change
For the Three Months Ended March 31(1):	2009	2008	Amount	Percent

Gross customer additions	889,911	550,520	339,391	61.6%
Net customer additions	492,753	230,062	262,691	114.2%
Weighted-average number of customers	4,058,819	2,956,477	1,102,342	37.3%

As of March 31:
Total customers	4,337,426	3,093,581	1,243,845	40.2%

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Service Revenues

Service revenues increased $115.1 million, or 28.8%, for the three months ended March 31, 2009 compared to the corresponding period of the prior year. This increase resulted from a 37.3% increase in average total customers due to new market launches, existing market customer growth and customer acceptance of our Cricket Broadband service. This increase was partially offset by a 6.2% decline in average monthly revenues per customer. The decline in average monthly revenues per customer primarily reflected customer acceptance of our Cricket Broadband and Cricket PAYGo services, which are generally priced lower than our most popular Cricket Wireless service plans.

Equipment Revenues

Equipment revenues increased $3.5 million, or 5.1%, for the three months ended March 31, 2009 compared to the corresponding period of the prior year. A 44% increase in handset sales volume was offset by a reduction in the average revenue per handset sold. The reduction in the average revenue per handset sold was primarily due to the expansion of our low-cost handset offerings and various handset promotions offered to customers.

Cost of Service

Cost of service increased $33.2 million, or 29.8%, for the three months ended March 31, 2009 compared to the corresponding period of the prior year. The most significant factor contributing to the increase in cost of service was the increase in our fixed costs due to our newly launched markets and the resultant increase in our network footprint and supporting infrastructure. The number of potential customers covered by our networks increased from approximately 53.2 million covered POPs as of March 31, 2008 to approximately 83.8 million covered POPs as of March 31, 2009. As a percentage of service revenues, cost of service increased to 28.1% from 27.9% in the prior year period, primarily resulting from an increase in network operating costs as a percentage of service revenues due to the recent launch of our two largest markets.

Cost of Equipment

Cost of equipment increased $43.6 million, or 38.1%, for the three months ended March 31, 2009 compared to the corresponding period of the prior year. A 44% increase in handset sales volume was partially offset by a reduction in the average cost per handset sold, primarily due to the expansion of our low-cost handset offerings.

Selling and Marketing Expenses

Selling and marketing expenses increased $45.4 million, or 78.2%, for the three months ended March 31, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 20.1% from 14.6% in the prior year period. This percentage increase was largely attributable to a 3.7% increase in media and advertising costs as a percentage of service revenues reflecting our launch of a new advertising campaign, as well as advertising costs associated with the recent launch of our two largest markets, during the first quarter of 2009. In addition, there was a 1.9% increase in store and staffing costs as a percentage of service revenues due to two major market launches in the current period.

General and Administrative Expenses

General and administrative expenses increased $20.3 million, or 26.7%, for the three months ended March 31, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 18.7% from 19.0% in the prior year period due to the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $7.1 million, or 8.6%, for the three months ended March 31, 2009 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property and equipment, net from approximately $1,389.9 million as of March 31, 2008 to approximately $1,956.6 million as of March 31, 2009, in connection with the build-out and launch of our new markets throughout 2008 and the three months ended March 31, 2009 and the improvement and expansion of our networks in existing markets. In addition, customer lists recorded during our emergence from bankruptcy were fully amortized by the end of 2008.

Gain (Loss) on Sale or Disposal of Assets

As more fully described below and in Note 7 to our condensed consolidated financial statements in “Part I — Item 1. Financial Statements” included in this report, we completed the exchange of certain wireless spectrum with

MetroPCS Communications, Inc., or MetroPCS, during the three months ended March 31, 2009. We recognized a non-monetary net gain of approximately $4.4 million upon the closing of the transaction.

Non-Operating Items

The following table summarizes non-operating data for our consolidated operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008	Change

Equity in net income (loss) of investee	1,479	(1,062)	2,541
Interest income	945	4,781	(3,836)
Interest expense	(41,851)	(33,357)	(8,494)
Other expense, net	(63)	(4,036)	3,973
Income tax expense	(6,865)	(9,278)	2,413

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Equity in Net Income (Loss) of Investee

Equity in net income (loss) of investee reflects our share of net income (losses) in a regional wireless service provider in which we previously made investments.

Interest Income

Interest income decreased $3.8 million during the three months ended March 31, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in interest rates from the corresponding period of the prior year. Currently, the majority of our portfolio consists of lower-yielding Treasury bills.

Interest Expense

Interest expense increased $8.5 million during the three months ended March 31, 2009 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $300 million of senior notes and $250 million of convertible senior notes in June 2008 and the increase in the interest rate applicable to our $895.5 million term loan under the amendment to our Credit Agreement in June 2008. We capitalized $12.2 million of interest during the three months ended March 31, 2009 compared to $13.0 million of capitalized interest during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets. See “— Liquidity and Capital Resources” below.

Other Expense, Net

Other expense, net decreased $4.0 million during the three months ended March 31, 2009 compared to the corresponding period of the prior year. During the first quarter of 2008, we recorded a $4.3 million impairment charge to reduce the carrying value of certain investments in asset-backed commercial paper; however, no such impairment charge was required during the first quarter of 2009.

Income Tax Expense

The computation of our annual effective tax rate includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting our ordinary income (loss). Our projected ordinary income tax expense for the full year 2009, which excludes the effect of discrete items, consists primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. Because our projected 2009 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result, and in accordance with paragraph 82 of FIN 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28,” we have calculated our provision for income taxes for the three months ended March 31, 2009 and 2008 based on the actual effective tax rate by applying the actual effective tax rate to the year-to-date income.

During the three months ended March 31, 2009, we recorded income tax expense of $6.9 million compared to income tax expense of $9.3 million for the three months ended March 31, 2008. The decrease in income tax expense during the three months ended March 31, 2009 related primarily to a decrease in our effective state income tax rate as a result of the enactment of the California Budget Act of 2008, which was signed into law on February 20, 2009, and which will permit taxpayers to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. This decrease in our effective state income tax rate resulted in a decrease in our net deferred tax liability and a corresponding decrease in our income tax expense.

We expect that we will recognize income tax expense for the full year 2009 despite the fact that we have recorded a full valuation allowance on almost all of our deferred tax assets. This result is because of the deferred tax effect of the amortization of wireless licenses and tax basis goodwill for income tax purposes.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss, or NOL, carryforwards, capital loss carryforwards and income tax credits. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. Included in our deferred tax assets at March 31, 2009 were federal NOL carryforwards of approximately $1,065.2 million (which will begin to expire in 2022) and state NOL carryforwards of approximately $1,103.2 million ($32.2 million of which will expire at the end of 2009), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment, we have weighed the positive and negative factors with respect to this determination and, at this time, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of a $2.4 million Texas Margins Tax credit. We will continue to closely monitor the positive and negative factors to assess whether we are required to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision.

In accordance with SFAS 141(R), which was effective for us on January 1, 2009, any reduction in our valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

Subscriber Recognition and Disconnect Policies

We recognize a new customer as a gross addition in the month that he or she activates a Cricket service. We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated. The customer must pay his or her monthly service amount by the payment due date or his or her service will be suspended. Cricket Wireless customers, however, may elect to purchase our BridgePay service, which would entitle them to an additional seven days of service. When service is suspended, the customer is generally not able to make or receive calls or access the internet via our Cricket Broadband service, as applicable. Any call attempted by a suspended Cricket Wireless customer is routed directly to our customer service center in order to arrange payment. In order to re-establish Cricket Wireless or Cricket Broadband service, a customer must make all past-due payments and pay a reactivation charge, to re-establish service. For our Cricket Wireless and Cricket Broadband services, if a new customer does not pay all amounts due on his or her first bill within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which the customer’s service was discontinued. If a Cricket Wireless or Cricket Broadband customer has made payment on his or her first bill and in a subsequent month does not pay all amounts due within 30 days of the due date, the account is disconnected and counted as churn. For Cricket Wireless customers who have elected to use BridgePay to receive an additional seven days of service, those customers must still pay all amounts otherwise due on their Cricket Wireless account within 30 days of the original due date or their account will also be disconnected and counted as churn. Pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Customers for our Cricket PAYGo service are generally disconnected from service and counted as churn if they have not replenished or “topped up” their account within 60 days after the end of their current term of service.

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

ARPU is service revenue divided by the weighted-average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings and fees, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. We do not recognize service revenue until payment has been received and services have been provided to the customer. In addition, customers of our Cricket Wireless and Cricket Broadband service are generally disconnected from service approximately 30 days after failing to pay a monthly bill, and customers of our Cricket PAYGo service are generally disconnected from service if they have not replenished or “topped up” their account within 60 days after the end of their current term of service. Therefore, because our calculation of weighted-average number of customers includes customers who have not paid their last bill and have yet to disconnect service, ARPU may appear lower during periods in which we have significant disconnect activity. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless communications providers. Other companies may calculate this measure differently.

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

Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay their first monthly bill are deducted from our gross customer additions in the month in which they are disconnected; as a result, these customers are not included in churn. Customers of our Cricket Wireless and Cricket Broadband service are generally disconnected from service approximately 30 days after failing to pay a monthly bill, and pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Customers for our Cricket PAYGo service are generally disconnected from service if they have not replenished or “topped up” their account within 60 days after the end of their current term of service. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

The following table shows metric information for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

ARPU	$42.21	$44.98
CPGA	$195	$159
CCU	$20.03	$21.73
Churn	3.3%	3.6%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended
	March 31,
	2009	2008

Selling and marketing expense	$103,523	$58,100
Less share-based compensation expense included in selling and marketing expense	(1,583)	(1,356)
Plus cost of equipment	157,796	114,221
Less equipment revenue	(72,982)	(69,455)
Less net loss on equipment transactions unrelated to initial customer acquisition	(13,448)	(14,020)

Total costs used in the calculation of CPGA	$173,306	$87,490
Gross customer additions	889,911	550,520

CPGA	$195	$159

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	March 31,
	2009	2008

Cost of service	$144,344	$111,170
Plus general and administrative expense	96,177	75,907
Less share-based compensation expense included in cost of service and general and administrative expense	(10,072)	(8,346)
Plus net loss on equipment transactions unrelated to initial customer acquisition	13,448	14,020

Total costs used in the calculation of CCU	$243,897	$192,751
Weighted-average number of customers	4,058,819	2,956,477

CCU	$20.03	$21.73

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $488.1 million in unrestricted cash, cash equivalents and short-term investments as of March 31, 2009. We generated $100.0 million of net cash from operating activities during the three months ended March 31, 2009, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. In addition, from time to time we may also generate liquidity through capital markets transactions. We also have a $200 million revolving credit facility which was undrawn as of March 31, 2009, and which we do not generally rely upon as a source of liquidity in planning for our future capital and operating requirements.

We believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts. These current business expansion efforts, which are described further below, include our plans to expand our network footprint and to improve network coverage and capacity in many of our existing markets.

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial and operating performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected financial and operating results, the competitive landscape and other factors. In evaluating our liquidity and managing our financial resources, we plan to maintain what we consider to be at least a reasonable surplus of unrestricted cash, cash equivalents and short-term investments to address variations in working capital, unanticipated operating or capital requirements, and significant changes in our financial and operating performance. If cash generated from operations were to be adversely impacted by substantial changes in our projected financial and operating performance (for example, as a result of unexpected effects associated with the current economic downturn, changes in general economic conditions, higher interest rates, increased competition in our markets, slower-than-anticipated growth or customer acceptance of our products or services, increased churn or other factors), we believe that we could manage our capital expenditures and other business expenses, to the extent we deemed necessary, to match our capital requirements to our available liquidity. Our projections regarding future capital and operating requirements and liquidity are based upon current operating, financial and competitive information and projections regarding our business and its financial performance. There are a number of risks and uncertainties (including the risks to our business described above and others set forth in this report in Part II — Item 1A. under the heading entitled “Risk Factors”) that could cause our financial and operating results and capital requirements to differ materially from our projections and that could cause our liquidity to differ materially from the assessment set forth above.

We plan to expand our network footprint by launching Cricket service in new markets and improving coverage in our existing markets. We and Denali Operations intend to launch new markets covering approximately 25 million additional POPs by the middle of 2009 (measured on a cumulative basis beginning January 2009). As part of these expansion plans, during the three months ended March 31, 2009, we and Denali Operations launched new markets in Chicago and Philadelphia covering approximately 16.7 million additional POPs. In addition, we also previously identified up to approximately 16 million additional POPs that we could elect to cover with Cricket service in the next 18 to 24 months. We currently expect to make a determination with respect to any launch of these additional POPs by the middle of 2009. We intend to fund the costs required to build out and launch any new markets associated with these 16 million additional POPs with cash generated from operations. The pace and timing of any such build-out and launch activities will depend upon the performance of our business and our available cash resources.

In addition, we plan to continue to improve our network coverage and capacity in many of our existing markets, allowing us to offer our customers an improved service area. We have substantially completed the first phase of this program, which called for us to deploy approximately 600 new cell sites in our existing markets. In the second phase of this program, we plan to deploy up to an additional 600 cell sites in our existing markets by the end of 2010.

Our business operations and expansion efforts require significant expenditures. Our operating expenses for the year ended December 31, 2008 and for the three months ended March 31, 2009 were $1,912.0 million and $591.6 million, respectively. In addition, we and our consolidated joint ventures made approximately $795.7 million and $201.8 million in capital expenditures, including related capitalized interest costs, during the year ended December 31, 2008 and the three months ended March 31, 2009, respectively, primarily to support the launch of new markets, the expansion and improvement of our existing wireless networks and the deployment of EvDO technology. Capital expenditures for 2009, excluding capitalized interest costs, are expected to be between $625 million to $725 million, which include capital expenditures to support the launch of new markets, the on-going growth and development of markets that have been in commercial operation for one year or more and the further improvement of network coverage in our existing markets. As described above, we believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts.

In addition to our current business expansion efforts described above, we may also pursue other activities to build our business, which could include (without limitation) the acquisition of additional spectrum through private transactions or FCC auctions, entering into partnerships with others to launch and operate additional markets or to reduce operating costs in existing markets, the acquisition of other wireless communications companies or complementary businesses or the deployment of next-generation network technology over the longer term. If we were to pursue any of these activities at a significant level, we would likely need to re-direct capital otherwise available for our current business operations and expansion efforts or raise additional funding. In addition, in order to enhance our liquidity and to provide us with additional flexibility to make acquisitions and pursue business opportunities, we may raise additional capital in the future. Any additional capital that we raise may be significant and could consist of debt, convertible debt or equity financing from public and/or private capital markets. We do not intend to pursue any of these other business expansion activities at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business expansion efforts and any such other activities.

To provide flexibility with respect to any future capital raising alternatives, we have filed a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering.

Our total outstanding indebtedness under our Credit Agreement was $875.3 million as of March 31, 2009. Outstanding term loan borrowings under our Credit Agreement must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). The term loan under our Credit Agreement bears interest at the London Interbank Offered Rate, or LIBOR, plus 3.50% (subject to a LIBOR floor of 3.0% per annum) or the bank base rate plus 2.50%, as selected by us. The Credit Agreement also includes a $200 million revolving credit facility, which was undrawn as of March 31, 2009 and which expires in June 2011. In addition to our Credit Agreement, we also had $1,650 million in unsecured senior indebtedness outstanding as of March 31, 2009, which included $1,100 million of 9.375% senior notes due 2014, $250 million of 4.5% convertible senior notes due 2014 and $300 million of 10.0% senior notes due 2015.

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

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts, including projected trends in interest rates, to monitor our ability to service our debt and to comply with the financial and other covenants in our Credit Agreement and the indentures governing Cricket’s senior notes. In addition, as the new markets that we have launched over the past few years continue to develop and our existing markets mature, we expect that increased cash flows from such new and existing markets will ultimately result in improvements in our consolidated leverage ratio and the other ratios underlying our financial covenants. Our $1,650 million of senior notes and convertible senior notes bear interest at a fixed rate and we have entered into interest rate swap agreements covering $355 million of outstanding debt under our term loan. Due to the fixed rate on our senior notes and convertible senior notes and our interest rate swaps, approximately 78.5% of our total indebtedness accrues interest at a fixed rate. In light of the actions described above, our expected cash flows from operations, and our ability to manage our capital expenditures and other business expenses as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $35.7 million, or 26.3%, for the three months ended March 31, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to decreased operating income, exclusive of non-cash items such as depreciation and amortization, reflecting increased expenses associated with the launch of our two largest markets during the first quarter of 2009, our additional planned market launches in 2009 and our continued investments in our Cricket Broadband service.

Investing Activities

Net cash used in investing activities was $272.6 million during the three months ended March 31, 2009, which included the effects of the following transactions:

•	During the three months ended March 31, 2009, we and our consolidated joint ventures purchased $201.8 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	During the three months ended March 31, 2009, we made investment purchases of $234.6 million, offset by sales or maturities of investments of $165.9 million.

Financing Activities

Net cash used in financing activities was $3.1 million during the three months ended March 31, 2009, which included the effects of the following transactions:

•	During the three months ended March 31, 2009, we made payments of $2.3 million on our $895.5 million senior secured term loan and LCW Operations made a payment of $1.4 million on its $40 million senior secured term loans.

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under the Credit Agreement consists of a six-year $895.5 million term loan and a $200 million revolving credit facility. As of March 31, 2009, the outstanding indebtedness under the term loan was $875.3 million. Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012).

As of March 31, 2009, the interest rate on the term loan was LIBOR plus 3.50% (subject to a LIBOR floor of 3.0% per annum) or the bank base rate plus 2.50%, as selected by Cricket. At March 31, 2009, the effective interest rate on the term loan was 6.4%, including the effect of interest rate swaps. The terms of the Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our outstanding indebtedness for borrowed money bears interest at a fixed rate. We were in compliance with this requirement as of March 31, 2009. We have entered into interest rate swap agreements with respect to $355 million of our debt. These interest rate swap agreements effectively fix the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The fair value of the swap agreements as of March 31, 2009 and December 31, 2008 were liabilities of $8.1 million and $11.0 million, respectively, which were recorded in other liabilities in the condensed consolidated balance sheets.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of March 31, 2009, the revolving credit facility was undrawn; however, approximately $0.5 million of letters of credit were issued under the Credit Agreement and were considered as usage of the revolving credit facility, as more fully described in Note 9 to our condensed consolidated financial statements in “Part I — Item 1. Financial Statements” included in this report. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on our consolidated senior secured leverage ratio, and as of March 31, 2009 the rate was 0.25%. As of March 31, 2009, borrowings under the revolving credit facility would have accrued interest at LIBOR plus 3.25% (subject to the LIBOR floor of 3.0% per annum), or the bank base rate plus 2.25%, as selected by Cricket.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. In addition to investments in the Denali joint venture, the Credit Agreement allows us to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million, plus an amount equal to an available cash flow basket, in other joint ventures, and allows us to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures. We were in compliance with these covenants as of March 31, 2009.

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

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At March 31, 2009, the effective interest rate on the term loans was 5.0%, and the outstanding indebtedness was $37.1 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW License (a wholly owned subsidiary of LCW Operations), and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the loans are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.1 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, or EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of March 31, 2009.

Senior Notes

Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium we received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At March 31, 2009, the effective interest rate on the $350 million of senior notes was 8.7%, which includes the effect of the premium amortization.

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

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the Credit Agreement and the senior notes described above and below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including under the Credit Agreement, to the extent of the value of the assets securing such obligations.

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

Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

Fair Value of Financial Instruments

As more fully described in Note 2 and Note 5 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report, we apply the provisions of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, to our assets and liabilities. SFAS 157 defines fair value as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, assets and liabilities rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency or market for the asset or liability and the complexity of the asset or liability.

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. Assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 and assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models for which the determination of fair value requires judgment and estimation. As of March 31, 2009, $1.5 million of our assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability. However, through our non-controlled consolidated subsidiary Denali, we hold an investment in asset-backed commercial paper, which was purchased as a highly rated investment grade security. This security, which is collateralized, in part, by residential mortgages, increased in value during the first quarter of 2009. Future volatility and uncertainty in the financial markets could result in additional losses and difficulty in monetizing our remaining investment.

As a result of the Third Amendment to our Credit Agreement, which among other things introduced a LIBOR floor of 3.0% per annum, as more fully described above, we de-designated our existing interest rate swap agreements as cash flow hedges and discontinued our hedge accounting for these interest rate swaps during 2008. The loss accumulated in other comprehensive income (loss) on the date we discontinued hedge accounting is amortized to interest expense, using the swaplet method, over the remaining term of the respective interest rate swap agreements. In addition, changes in the fair value of these interest rate swaps are recorded as a component of interest expense. During the three months ended March 31, 2009, we recognized a net decrease to interest expense of

$1.7 million related to these items. We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations. There was no transition adjustment as a result of our adoption of SFAS 157 given our historical practice of measuring and reporting our short-term investments and interest rate swaps at fair value.

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

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures and Build-Out Plans

As part of our business expansion efforts, we and Denali Operations intend to launch new markets covering approximately 25 million additional POPs by the middle of 2009 (measured on a cumulative basis beginning January 2009). As part of these expansion plans, during the three months ended March 31, 2009, we and Denali Operations launched new markets in Chicago and Philadelphia covering approximately 16.7 million additional POPs. In addition, we also previously identified up to approximately 16 million additional POPs that we could elect to cover with Cricket service in the next 18 to 24 months. We currently expect to make a determination with respect to any launch of these additional POPs by the middle of 2009. We intend to fund the costs required to build out and launch any new markets associated with these 16 million additional POPs with cash generated from operations. The pace and timing of any such build-out and launch activities will depend upon the performance of our business and our available cash resources.

During the three months ended March 31, 2009 and 2008, we and our consolidated joint ventures made approximately $201.8 million and $157.2 million, respectively, in capital expenditures. These capital expenditures were primarily for the build-out of new markets, including related capitalized interest, expansion and improvement of our existing wireless networks, and the deployment of EvDO technology.

Capital expenditures for 2009 are expected to be between $625 million to $725 million, excluding capitalized interest, which include capital expenditures to support the launch of new markets, the on-going growth and development of markets that have been in commercial operation for one year or more and the further improvement of network coverage in our existing markets.

Other Acquisitions and Dispositions

On March 4, 2009, we completed our exchange of certain wireless spectrum with MetroPCS. Under the spectrum exchange agreement, we acquired an additional 10 MHz of spectrum in San Diego, Fresno, Seattle and certain other Washington and Oregon markets, and MetroPCS acquired an additional 10 MHz of spectrum in Dallas-Ft. Worth, Shreveport-Bossier City, Lakeland-Winter Haven, Florida and certain other northern Texas markets. The carrying values of the wireless licenses transferred to MetroPCS under the spectrum exchange agreement were $45.6 million, and we recognized a non-monetary net gain of approximately $4.4 million upon the closing of the transaction.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions, or FSPs, which will be effective for interim and annual periods ending after June 15, 2009: (i) FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP SFAS 157-4, (ii) FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP SFAS 115-2 and SFAS 124-2 and (iii) FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP SFAS 107-1 and APB 28-1. FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that an exit price is the appropriate basis for fair value measurements; however, if we were to conclude that there had been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, FSP SFAS 157-4 indicates that quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current “intent” and “ability” indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107-1 and APB 28-1 enhance disclosure requirements for instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating what impact, if any, these FSPs will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The terms of our Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our total outstanding indebtedness for borrowed money bears interest at a fixed rate. As of March 31, 2009, due to the fixed rate on our unsecured senior notes and convertible senior notes and our interest rate swaps, approximately 78.5% of our indebtedness for borrowed money accrued interest at a fixed rate. The fixed rate debt consisted of $1,100 million of unsecured senior notes due 2014 which bear interest at a fixed rate of 9.375% per year, $250 million of convertible senior notes due 2014 which bear interest at a fixed rate of 4.50% per year and $300 million of unsecured senior notes due 2015 which bear interest at a fixed rate of 10.0% per year. In addition, $355 million of the $875.3 million in outstanding floating rate debt under our Credit Agreement as of March 31, 2009 was covered by interest rate swap agreements. As of March 31, 2009, we had interest rate swap agreements with respect to $355 million of our debt which effectively fixed the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and which effectively fixed the LIBOR interest rate on $100 million of additional indebtedness at 8.0% through September 2010. In addition to the outstanding floating rate debt under our Credit Agreement, LCW Operations had $37.1 million in outstanding floating rate debt as of March 31, 2009, consisting of two term loans.

As of March 31, 2009, net of the effect of these interest rate swap agreements, our outstanding floating rate indebtedness totaled approximately $553.1 million. As of March 31, 2009, the primary base interest rate was the bank base rate plus 2.50%. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, and cash flow, net of the effect of the interest rate swap agreements, by approximately $5.5 million.

Hedging Policy

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2009, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on terms favorable to us. It is possible, however, that our business, financial condition and results of operations in future periods could be materially adversely affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.

Patent Litigation

Freedom Wireless

On December 10, 2007, we were sued by Freedom Wireless, Inc., or Freedom Wireless, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that our Cricket unlimited voice service, in addition to our Jump® Mobile and Cricket by Week services, infringes claims under the patents at issue. On January 19, 2009, we and Freedom Wireless entered into an agreement to settle this lawsuit, and the parties are finalizing the terms of a license agreement which will provide Freedom Wireless royalties on certain of our products and services.

Electronic Data Systems

On February 4, 2008, we and certain other wireless carriers were sued by Electronic Data Systems Corporation, or EDS, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS has alleged that the sale and marketing by us of prepaid wireless cellular telephone services infringes these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. The parties have reached an agreement in principle to settle this lawsuit.

EMSAT Advanced Geo-Location Technology

On October 7, 2008, we and certain other wireless carriers were sued by EMSAT Advanced Geo-Location Technology, LLC, or EMSAT, and Location Based Services LLC, or LBS, in the United States District Court for the Eastern District of Texas, Marshall Division for alleged infringement of U.S. Patent Nos. 5,946,611, 6,847,822, and 7,289,763 entitled “Cellular Telephone System that Uses Position of a Mobile Unit to Make Call Management

Decisions.” EMSAT and LBS alleged that our sale, offer for sale, use, and/or inducement to use mobile E911 services infringed one or more claims of these patents. While not directed at us, the complaint further alleged that the other defendants’ sale, offer for sale, use, and/or inducement to use commercial location-based services also infringed one or more claims of these patents. The complaint sought unspecified damages (including pre- and post-judgment interest), costs, and attorney’s fees, but did not request injunctive relief. In March 2009, we and EMSAT settled this lawsuit and entered into a license agreement with respect to the patents at issue.

DNT

On May 1, 2009, we were sued by DNT LLC, or DNT, in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that we use, encourage the use of, sell, offer for sale and/or import voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT’s patent. DNT alleges that our infringement is willful, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. We are currently evaluating the complaint and are preparing to respond.

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

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, plus costs and expenses. An arbitration hearing was held in early November 2008, and the arbitrator issued a final award on February 13, 2009 in which he denied AWG’s claims in their entirety. On March 20, 2009, defendants filed a motion to confirm the final award in the Circuit Court. On March 30, 2009, plaintiffs filed an opposition to that motion, as well as a motion to vacate the final award. Defendants filed an opposition to the motion to vacate on April 10, 2009. Both the defendants’ motion to confirm and plaintiffs’ motion to vacate remain pending.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with us. Due to the complex nature of the legal and factual issues involved, management believes that the defendants’ liability, if any, from the Whittington and AWG Lawsuits and any indemnity claims of the defendants against Leap is not presently determinable.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits purporting to assert claims on behalf of Leap against certain of our current and former directors and officers. The lawsuits are pending in the California Superior Court for the County of San Diego and in the United States District Court for the Southern District of California. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that we were restating certain of our financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS Communications, Inc., or MetroPCS, and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants have filed motions to dismiss the amended federal complaint.

Leap and certain current and former officers and directors, and Leap’s independent registered public accounting firm, PricewaterhouseCoopers LLP, also have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California. Plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The consolidated complaint alleges that the defendants made false and misleading statements about Leap’s internal controls, business and financial results, and customer count metrics. The claims are based primarily on the November 9, 2007 announcement that we were restating certain of our financial statements and statements made in our August 7, 2007 second quarter 2007 earnings release. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. On January 9, 2009, the federal court granted defendants’ motions to dismiss the complaint for failure to state a claim. On February 23, 2009, defendants were served with an amended complaint which does not name PricewaterhouseCoopers LLP. Defendants’ motions to dismiss are due on May 22, 2009.

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

There have been no material changes to the Risk Factors described under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, other than changes to the Risk Factors below entitled “We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures That We Do Not Control” and “Regulation by Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services,” which have been updated to reflect developments in pending judicial challenges to the FCC’s designated entity rules and to address certain other regulatory risks.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $47.4 million for the three months ended March 31, 2009, $141.6 million for the year ended December 31, 2008, $75.2 million for the year ended December 31, 2007 and $24.7 million for the year ended December 31, 2006. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend, in part, on our ability to build out and launch networks associated with newly acquired FCC licenses, including the licenses that we and Denali acquired in Auction #66, and we will experience higher operating expenses as we build out and after we launch our service in these new markets. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, competition in the wireless telecommunications market, our pace of new market launches, and varying national economic conditions. Our current business plans assume that we will continue to increase our customer base over time, providing us with increased economies of scale. Our ability to continue to grow our customer base and achieve the customer penetration levels we currently believe are possible in our markets is subject to a number of risks, including, among other things, increased competition from existing or new competitors, higher than anticipated churn, our inability to increase our network capacity to meet increasing customer demand, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), changes in the demographics of our markets, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

General Economic Conditions May Adversely Affect Our Business, Financial Performance or Ability to Obtain Debt or Equity Financing on Reasonable Terms or at All.

Our business and financial performance are sensitive to changes in general economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, energy costs and other macro-economic factors. Recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions and economic recession continuing in 2009. Continued concerns about the systemic impact of potential long-term and widespread economic recession, high energy costs, geopolitical issues, the availability and cost of credit, and unstable housing and mortgage markets have contributed to increased market volatility and diminished expectations for the economy. In addition, recent federal government interventions in the U.S. financial system led to increased market uncertainty and instability in capital and credit markets. These conditions, combined with volatile energy prices, declining business and consumer confidence and increased unemployment, have contributed to economic volatility of unprecedented levels. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets and the strength of counterparties has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike.

Continued market turbulence and recessionary conditions may materially adversely affect our business and financial performance in a number of ways. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than that served by many other wireless providers. As a result, during general economic downturns, including periods of decreased consumer confidence or high unemployment, we may have greater difficulty in gaining new customers within this base for our services and some of our existing customers may be more likely to terminate service due to an inability to pay than the average industry customer. In addition, continued recessionary conditions and tight credit conditions may adversely impact our vendors, some of which have filed for or may be considering bankruptcy, as well as suppliers and third-party dealers who could experience cash flow or liquidity problems, which could adversely impact our ability to distribute, market or sell our products and services. We also maintain investments in commercial paper and other short-term investments. Volatility and uncertainty in the financial markets could result in losses or difficulty in monetizing investments in the future. As a result, sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

If We Experience Low Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors, in addition to the macro-economic factors described above, including the size of our calling areas, network performance and reliability issues, our handset and service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer perceptions of our services, customer care quality, wireless number portability and higher deactivation rates among less-tenured customers we gained as a result of our new market launches. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Managing these factors and customers’ expectations is essential in attracting and retaining customers. Although we have implemented programs to attract new customers and address customer turnover, we cannot assure you that these programs or our strategies to address customer acquisition and turnover will be successful. In addition, we and Denali Operations launched a significant number of new Cricket markets in 2008 and the first quarter of 2009, and we intend to launch additional markets by the middle of 2009. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, although we generally expect that churn will gradually improve as the average tenure of customers in such markets increases. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

The FCC has implemented rule changes aimed at addressing alleged abuses of its designated entity program. While we do not believe that these recent rule changes materially affect our joint ventures with LCW Wireless and Denali, the scope and applicability of these rule changes to these designated entity structures remain in flux, and the changes remain subject to administrative and judicial review. On March 26, 2009, the United States Court of Appeals for the District of Columbia Circuit rejected one of the pending judicial challenges to the designated entity rules. Another appeal of these rules remains pending in the United States Court of Appeals for the Third Circuit and seeks to overturn the results of the AWS and 700 MHz auctions. We cannot predict the degree to which rule changes, judicial review of the designated entity rules or increased regulatory scrutiny that may follow from these proceedings will affect our current or future business ventures, licenses acquired in the challenged auctions, or our participation in future FCC spectrum auctions.

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, voice-over-internet-protocol service providers and traditional landline service providers, including telephone and cable companies. Some of these competitors are able to offer bundled service offerings which package wireless service offerings with additional service offerings, such as landline phone service, cable or satellite television, media and internet, that we may not be able to duplicate at competitive prices.

Many of these competitors have greater name and brand recognition, larger spectrum holdings, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with better or more extensive features or options than those we currently provide, offer the latest and most popular handsets through exclusive vendor arrangements, market to broader customer segments, offer service over larger geographic areas, or purchase equipment, supplies, handsets and services at lower prices than we can. As handset selection and pricing become increasingly important to customers, our inability to offer customers the latest and most popular handsets as a result of exclusive dealings with our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, any of these advantages our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with unlimited service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless calling plans. Some of our competitors offer rate plans substantially similar to Cricket’s service plans or products that customers may perceive to be similar to Cricket’s service plans in markets in which we offer wireless service. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer flat-rate unlimited service offerings. Sprint Nextel also offers a flat-rate unlimited service offering under its Boost Unlimited brand, which is very similar to our Cricket Wireless service. These service offerings may present additional strong competition in our markets. Sprint Nextel recently re-launched its Boost Unlimited brand with new products and services that are competitively priced and this service offering may present additional strong competition in markets in which our offerings overlap. In addition, T-Mobile recently introduced an unlimited postpaid plan for certain of its current customers that is competitively priced with our Cricket Wireless service. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. For example, T-Mobile offers a FlexPay plan which permits customers to pay in advance for its post-pay plans and avoid overage charges, and an internet-based service upgrade which permits wireless customers to make unlimited local and long-distance calls from their home phone in place of a traditional landline phone service. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. We expect that increased competition may result in more competitive pricing, slower growth, higher costs and increased customer turnover, as well as the possibility of requiring us to modify our service plans, increase our handset subsidies or increase our dealer payments in response to competition. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

As discussed in Note 2 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, filed with the SEC on December 26, 2007, we restated our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004, and for the period from January 1, 2004 to July 31, 2004. In addition, we restated our condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. The determination to restate these consolidated financial statements and quarterly condensed consolidated financial statements was made by Leap’s Audit Committee upon management’s recommendation following the identification of errors related to (i) the timing and recognition of certain service revenues and operating expenses, (ii) the recognition of service revenues for certain customers that voluntarily disconnected service, (iii) the classification of certain components of service revenues, equipment revenues and operating expenses and (iv) the determination of a tax valuation allowance during the second quarter of 2007.

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

In our quarterly and annual reports (as amended) for the periods ended from December 31, 2006 through September 30, 2008, we reported a material weakness in our internal control over financial reporting which related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenue and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings. As described in “Part II — Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009, we have taken a number of actions to remediate this material weakness, which include reviewing and designing enhancements to certain of our systems and processes relating to revenue recognition and user acceptance testing and hiring and promoting additional accounting personnel with the appropriate skills, training and experience in these areas. Based upon the remediation actions described in “Part II — Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009, management concluded that the material weakness described above was remediated as of December 31, 2008.

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

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers service plans that allow unlimited wireless service from within a Cricket service area for a flat rate without entering into a fixed-term contract or passing a credit check. However, unlike national wireless carriers, we do not currently provide ubiquitous coverage across the U.S. or all major metropolitan centers, and instead have a network footprint covering only the principal population centers of our various markets. This strategy may not prove to be successful in the long term. Some companies that have offered this type of service in the past have been unsuccessful. From time to time, we also evaluate our product and service offerings and the demands of our target customers and may modify, change, adjust or discontinue our product and service offerings or offer new products and services on a permanent, trial or promotional basis. We cannot assure you that these product or service offerings will be successful or prove to be profitable.

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

Several federal government agencies have cleared or developed plans to clear this spectrum or have indicated that we and Denali Operations can operate on the spectrum without interfering with the agencies’ current uses. While we do not expect spectrum clearing issues to impact markets that we intend to launch by the middle of 2009, we continue to work with various federal agencies in other potential launch markets to ensure that they either relocate their spectrum use to alternative frequencies or confirm that we can operate on the spectrum without interfering with their current uses. If our efforts with these agencies are not successful, their continued use of the spectrum could delay our launch of certain of those markets. In addition, to the extent that we or Denali Operations are operating on AWS spectrum and a federal government agency believes that our planned or ongoing operations interfere with its current uses, we may be required to immediately cease using the spectrum in that particular market for a period of time until the interference is resolved. Any temporary or extended shutdown of one of our or Denali Operations’ wireless networks in a launched market could materially and adversely affect our competitive position and results of operations.

Any failure to complete the build-out of our new markets on budget or on time could delay the implementation of our clustering and expansion strategies, and could have a material adverse effect on our business, financial condition and results of operations.

If We Are Unable to Manage Our Planned Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our existing and new markets. The management of such growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs and handset inventories, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. Furthermore, the implementation of new or expanded systems or platforms to accommodate this growth, and the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage our expected growth and development, to enhance our processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of March 31, 2009, our total outstanding indebtedness was $2,575.0 million, including $875.3 million of indebtedness under our Credit Agreement and $1,650.0 million in unsecured senior indebtedness, which comprised $1,100.0 million of senior notes due 2014, $250.0 million of convertible senior notes due 2014 and $300.0 million of senior notes due 2015. We also had a $200.0 million undrawn revolving credit facility (which forms part of our senior secured credit facility). Indebtedness under our Credit Agreement bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355.0 million of our indebtedness. In addition, we may incur additional indebtedness in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to make acquisitions and pursue business opportunities and to finance activities we may elect to pursue at a significant level in addition to our current business expansion efforts, which could consist of debt financing from the public and/or private capital markets.

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

Despite Current Indebtedness Levels, We May Incur Additional Indebtedness. This Could Further Increase the Risks Associated With Our Leverage.

We may incur additional indebtedness in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to make acquisitions and pursue business opportunities and to finance activities we may elect to pursue at a significant level in addition to our current business expansion efforts. The terms of the indentures governing Cricket’s senior notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. In addition, our Credit Agreement permits us to incur additional indebtedness under various financial ratio tests. The indenture governing Leap’s convertible senior notes does not limit our ability to incur debt.

To provide flexibility with respect to any future capital raising alternatives, we have filed a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering.

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

We May Be Unable to Refinance Our Indebtedness.

We or our joint ventures may need to refinance all or a portion of our indebtedness before maturity, including indebtedness under our Credit Agreement or the indentures governing our senior notes and convertible senior notes. Outstanding borrowings under our term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). The maturity date for our revolving credit facility, which was undrawn as of March 31, 2009, is in June 2011. Our $1.1 billion of 9.375% unsecured senior notes and our $250 million of unsecured convertible senior notes are due in 2014 and our $300 million of 10.0% unsecured senior notes are due in 2015. Outstanding borrowings under LCW Operation’s term loans must be repaid in varying quarterly installments (which commenced in June 2008), with an aggregate final payment of $24.1 million due in June 2011. We cannot assure you that we or our joint ventures will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. There can be no assurance that we or our joint ventures will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.

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

Rises in Interest Rates Could Adversely Affect Our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of March 31, 2009, approximately 21.5% of our debt was variable rate debt, after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

A Significant Portion of Our Assets Consists of Goodwill and Intangible Assets.

As of March 31, 2009, 46.5% of our assets consisted of goodwill, intangible assets and wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

The Wireless Industry is Experiencing Rapid Technological Change, Which May Require Us to Significantly Increase Capital Investment, and We May Lose Customers If We Fail to Keep Up With These Changes.

The wireless communications industry continues to experience significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Our continued success will depend, in part, on our ability to anticipate or adapt to technological changes and to offer, on a timely basis, services that meet customer demands.

In the future, competitors may seek to provide competing wireless telecommunications service through the use of developing 4G technologies, such as WiMax and Long Term Evolution, or LTE. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products and services. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. For example, we have expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. In addition, we may be required to acquire additional spectrum to deploy these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis or at all. There are also risks that current or future versions of the wireless technologies and evolutionary path that we have selected or may select may not be demanded by customers or provide the advantages that we expect. If such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that there will be widespread demand for advanced data services or that this demand will develop at a level that will allow us to earn a reasonable return on our investment. In addition, there are risks that other wireless carriers on whose networks our customers roam may change their technology to other technologies that are incompatible with ours. As a result, the ability of our customers to roam on such carriers’ wireless networks could be adversely affected. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected.

In addition, CDMA2000-based infrastructure networks serve a relatively small minority of wireless users worldwide and could become less popular in the future, which could raise the cost to us of network equipment and handsets that use that technology relative to the cost of handsets and network equipment that utilize other technologies.

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

Concerns over possible health and safety risks associated with radio frequency emissions and defective products may discourage the use of wireless handsets, which could decrease demand for our services, or result in regulatory restrictions or increased requirements on the location and operation of cell sites, which could increase our operating expenses. Concerns over possible safety risks could decrease the demand for our services. For example, in early 2008, a technical defect was discovered in one of our manufacturer’s handsets which appeared to prevent a portion of 911 calls from being heard by the operator. After learning of the defect, we instructed our retail locations to temporarily cease selling the handsets, notified our customers of the matter and directed them to bring their handsets into our retail locations to receive correcting software. If one or more Cricket customers were harmed by a defective product provided to us by a manufacturer and subsequently sold in connection with our services, our ability to add and maintain customers for Cricket service could be materially adversely affected by negative public reactions.

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

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors, service providers or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply or provide services to us in the future, our business could be severely disrupted. Generally, there are multiple sources for the types of products and services we purchase or use. However, some suppliers and contractors are the exclusive sources of specific products and services that we rely upon for billing, customer care, sales, accounting and other areas in our business. For example, in December 2008 we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. We also use a limited number of vendors to provide payment processing services, and in a significant number of our markets, the majority of these services may be provided by a single vendor. In addition, a single vendor currently provides a majority of our voice and data communications transport services. Because of the costs and time lags that can be associated with transitioning from one supplier or service provider to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers or service providers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

System Failures, Security Breaches, Business Disruptions and Unauthorized Use or Interference with our Network Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.

Our technical infrastructure (including our network infrastructure and ancillary functions supporting our network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. Unanticipated problems at our facilities or with our technical infrastructure, system or equipment failures, hardware or software failures or defects, computer viruses or hacker attacks could affect the quality of our services and cause network service interruptions. Unauthorized access to or use of customer or account information, including credit card or other personal data, could result in harm to our customers and legal actions against us, and could damage our reputation. In addition, earthquakes, floods, hurricanes, fires and other unforeseen natural disasters or events could materially disrupt our business operations or the provision of Cricket service in one or more markets. During the third quarter of 2008, our customer acquisitions, cost of service and revenues in certain markets were adversely affected by Hurricane Ike and related weather systems. Our business operations in markets near the Mexican border or elsewhere could be impacted if the April 2009 outbreak of H1N1 Flu, or “swine flu,” were to worsen and potentially cause us or any of our dealers or other distributors to temporarily close retail outlets, which could potentially affect the volume of customer traffic. Any costs we incur to restore, repair or replace our network or technical infrastructure, and any costs associated with detecting, monitoring or reducing the incidence of unauthorized use, may be substantial and increase our cost of providing service. In addition, we are in the process of upgrading some of our internal business systems, and we cannot assure you that we will not experience delays or interruptions while we transition our data and existing systems onto our new systems. In December 2008, we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. To help facilitate the transition of customer billing from our current vendor, VeriSign, Inc., to Convergys, we acquired VeriSign’s billing system software and simultaneously entered into a transition services agreement to enable Convergys to provide us with billing services using the existing VeriSign software until the conversion to the new system is complete. Any failure in or interruption of systems that we or third parties maintain to support ancillary functions, such as billing, point of sale, customer care and financial reporting, could materially impact our ability to timely and accurately record, process and report information important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties have asserted and may in the future assert infringement claims against us or our suppliers based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks. For example, see “Part II — Item 1. Legal Proceedings — Patent Litigation” of this report for a description of certain patent infringement lawsuits that have been brought against us. Due in part to the growth and expansion of our business operations, we have become subject to increased amounts of litigation, including disputes alleging patent infringement. If plaintiffs in any patent litigation matters brought against us were to prevail, we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our business, financial condition and results of operations.

We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to help protect us against possible infringement claims. However, depending on the nature and scope of a possible claim, we may not be entitled to seek indemnification from the manufacturer, vendor or supplier under the terms of the agreement. In addition, to the extent that we may be entitled to seek indemnification under the terms of an agreement, we cannot guarantee that the financial condition of an indemnifying party will be sufficient to protect us against all losses associated with infringement claims or that we would be fully indemnified against all possible losses associated with a possible claim. In addition, our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business, which could have the effect of slowing or limiting our ability to introduce products and services to our customers. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier is valid or successful, it could materially adversely affect our business, financial condition or results of operations by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all) or requiring us to redesign our business operations or systems to avoid claims of infringement. In addition, infringement claims against our suppliers could also require us to purchase products and services at higher prices or from different suppliers and could adversely affect our business by delaying our ability to offer certain products and services to our customers.

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

We also cannot assure you that the Communications Act, from which the FCC obtains its authority, will not be further amended in a manner that could be adverse to us. For example, the FCC has implemented rule changes and sought comment on further rule changes focused on addressing alleged abuses of its designated entity program, which gives certain categories of small businesses preferential treatment in FCC spectrum auctions based on size. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. The scope and applicability of these rule changes to these designated entity structures remain in flux, and the changes remain subject to administrative and judicial review. On March 26, 2009, the United States Court of Appeals for the District of Columbia Circuit rejected one of the pending judicial challenges to the designated entity rules, and another appeal of these rules remains pending in the United States Court of Appeals for the Third Circuit that seeks to overturn the results of the AWS and 700 MHz auctions. We cannot predict the degree to which rule changes, judicial review of the designated entity rules or increased regulatory scrutiny that may follow from these proceedings will affect our current or future business ventures, licenses acquired in the challenged auctions, or our participation in future FCC spectrum auctions.

The Digital Millennium Copyright Act, or DMCA, prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt for three years certain activities from copyright liability that otherwise might be prohibited by that statute. In November 2006, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. This exemption is effective through October 27, 2009 unless extended by the Copyright Office. The DMCA copyright exemption facilitates our current practice of allowing customers to bring in unlocked, or “reflashed,” phones that they already own and may have used with another wireless carrier, and activate them on our network. We and other carriers have asked the Copyright Office to extend the current or substantially similar exemption for another three-year period. However, we are unable to predict the outcome of the Copyright Office’s determination to continue the exemption or the effect that a Copyright Office decision not to extend the exemption might have on our business.

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

We also are subject, or potentially subject, to numerous additional rules and requirements, including universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There also pending proceedings exploring the imposition of various types of nondiscrimination and open access obligations on our handsets and networks; the prohibition of handset exclusivity; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; and the effects of the siting of communications towers on migratory birds, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements generally are the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

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

Cricket Wireless customers generally use their handsets for voice calls for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Our Cricket Wireless service plans bundle certain features, long distance and unlimited service in Cricket calling areas for a fixed monthly fee to more effectively compete with other telecommunications providers. In September 2007, we introduced our unlimited mobile broadband offering, Cricket Broadband, into select markets. As of March 31, 2009, our Cricket Broadband service was available in all of our and our joint ventures’ Cricket markets, and we intend to make the service available in new Cricket markets that we launch. In October 2008, we began an introductory launch of Cricket PAYGo, our daily unlimited prepaid wireless service, in three Cricket markets and approximately 1,600 locations, including 600 locations of a major national retailer across the nation. In April 2009, we expanded the availability of the service to make Cricket PAYGo available in all of our Cricket markets.

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

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed rate, our customers’ average minutes of use per month is substantially above U.S. averages. In addition, early customer usage of our Cricket Broadband service has been significant. We intend to meet demand for our wireless services by utilizing spectrally efficient technologies. Despite our recent spectrum purchases, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. In the future, we may be required to acquire additional spectrum to deploy new technologies, such as WiMax or LTE. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or that additional spectrum would be made available by the FCC on a timely basis. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, that may make it less attractive or economical for us. If such additional spectrum is not available to us when required on reasonable terms or at a reasonable cost, our business, financial condition and results of operations could be materially adversely affected.

Our Wireless Licenses are Subject to Renewal and May Be Revoked in the Event that We Violate Applicable Laws.

Our existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted, which renewal period commenced for some of our PCS wireless licenses in 2006. The FCC will award renewal expectancy to a wireless licensee that timely files a renewal application, has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. In addition, if we fail to timely file to renew any wireless license, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. We cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, results of operations and financial condition.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of March 31, 2009, the carrying value of our wireless licenses and those of Denali License Sub and LCW License was approximately $1.9 billion. During the years ended December 31, 2008, 2007 and 2006, we recorded impairment charges of $0.2 million, $1.0 million and $7.9 million, respectively.

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

We May Incur Higher Than Anticipated Intercarrier Compensation Costs.

When our customers use our service to call customers of other carriers, we are required under the current intercarrier compensation scheme to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. Similarly, when a customer of another carrier calls one of our customers, that carrier is required to pay us. While in most cases we have been successful in negotiating agreements with other carriers that impose reasonable reciprocal compensation arrangements, some carriers have claimed a right to unilaterally impose what we believe to be unreasonably high charges on us. The FCC is actively considering possible regulatory approaches to address this situation but we cannot assure you that any FCC rules or regulations will be beneficial to us. The enactment of adverse FCC rules or regulations or any FCC inaction could result in carriers successfully collecting higher intercarrier fees from us, which could materially adversely affect our business, financial condition and results of operations.

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

General economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. The trading price of Leap common stock may continue to be adversely affected if investors have concerns that our business, financial condition or results of operations will be negatively impacted by these negative general economic conditions.

We May Elect to Raise Additional Equity Capital Which May Dilute Existing Stockholders.

We may raise additional capital in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to make acquisitions and pursue business opportunities and to finance activities we may elect to pursue at a significant level in addition to our current business expansion efforts. Any additional capital we raise may be significant and could consist of debt, convertible debt or equity financing from the public and/or private capital markets. To provide flexibility with respect to any future capital raising alternatives, we have filed a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering. To the extent that we elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap common stock and impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect the Market Price of Leap Common Stock.

As of May 1, 2009, 70,305,601 shares of Leap common stock were issued and outstanding, and 5,843,859 additional shares of Leap common stock were reserved for issuance, including 4,914,892 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 263,900 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2009 Employment Inducement Equity Incentive Plan and 665,067 shares reserved for issuance under Leap’s Employee Stock Purchase Plan.

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

In addition, Leap has reserved five percent of its outstanding shares, which represented 3,515,280 shares of common stock as of May 1, 2009, for potential issuance to CSM Wireless, LLC, or CSM, on the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the LCW LLC Agreement, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in our Credit Agreement do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap common stock could adversely affect prevailing market prices for Leap common stock.

We have agreed to prepare and file a resale shelf registration statement for any shares of Leap common stock issued to CSM in connection with the put, and to use our reasonable efforts to cause such registration statement to be declared effective by the SEC. In addition, we have registered all shares of common stock that we may issue under our stock option, restricted stock and deferred stock unit plan, under our employment inducement equity incentive plan and under our employee stock purchase plan. When we issue shares under these stock plans, they can be freely sold in the public market. If any of Leap’s stockholders causes a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales also could impede our ability to raise future capital.

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs, and Our Ownership Is Highly Concentrated. Sales of a Significant Number of Shares by Large Stockholders May Adversely Affect the Market Price of Leap Common Stock.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 22.8% of Leap common stock as of May 1, 2009. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 57.1% of Leap common stock as of May 1, 2009. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statement registers for resale 11,755,806 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 16.7% of Leap’s outstanding common stock as of May 1, 2009. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

On March 23, 2009, Leap issued 309,460 shares of common stock, $.0001 par value per share, upon the exercise in full of warrants to purchase 600,000 shares of Leap common stock at an exercise price of $16.83 per share pursuant to the “net issuance” provisions of the warrants. The shares were issued to the holder of the warrants, who acquired the warrants in 2004. Leap did not receive any cash proceeds in connection with the issuance of the shares. The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

During the quarter ended March 31, 2009, Leap’s Compensation Committee approved corporate performance goals that will be used to determine a portion of the annual cash performance bonus awards that may be paid to our named executive officers following completion of the 2009 fiscal year. For 2009, 75% of each officer’s target bonus will be based upon Leap’s corporate performance and 25% will be attributable to the officer’s individual performance.

The portion of the annual cash performance bonus attributable to corporate performance would be paid under the Leap Wireless International, Inc. Executive Incentive Bonus Plan, which is a bonus plan for our executive officers which provides for the payment of cash bonuses based on Leap’s achievement of certain predetermined corporate performance goals, with the intention that such bonuses be deductible as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986. For 2009, the corporate performance goals approved by the Compensation Committee relate to (i) adjusted OIBDA, which is defined as operating income (loss) less depreciation and amortization, adjusted to exclude the effects of: gain/loss on sale/disposal of assets; impairment of assets; and share-based compensation expense (benefit); and (ii) net customer additions. The adjusted OIBDA and net customer additions performance targets for 2009 are intended to be challenging to achieve and to reward significant company performance.

The portion of the annual cash performance bonus attributable to individual performance would be paid to our executive officers based upon their achievement of individual performance goals, as well as the Compensation Committee’s more subjective and qualitative assessment of their performance.

Target and maximum bonus amounts payable to our executive officers have been established as a percentage of each individual’s base salary, with overall target bonuses set at 100% of base salary for our chief executive officer, 90% for our chief operating officer, 80% of base salary for our executive vice presidents and 65% of base salary for our senior vice presidents. The actual bonus award payable to the executive officers can range from 0% to 200% of the target bonus amount, based on the relative attainment of the corporate and individual performance objectives, subject to the Compensation Committee’s discretion to reduce the amount payable. When determining whether Leap has achieved its corporate performance goals, the Compensation Committee has the ability to make objective adjustments to account for any significant investments or special projects undertaken during the year which were not contemplated when the goals were originally determined. In addition, the Compensation Committee retains the authority to authorize bonus payments to our executive officers that are different from the bonus payments that would otherwise be awarded based on our achievement of the performance goals established for the bonus plans.

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

Date: May 8, 2009
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date: May 8, 2009

By:	/s/ Walter Z. Berger
Walter Z. Berger
Executive Vice President and Chief Financial Officer