Form 10-Q
period 2009-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2009-08-10
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares outstanding of the registrant’s common stock on July 31, 2009 was 77,413,528.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Cash and cash equivalents	$329,725	$357,708
Short-term investments	384,035	238,143
Restricted cash, cash equivalents and short-term investments	3,248	4,780
Inventories	77,442	100,170
Deferred charges	32,507	26,123
Other current assets	63,774	51,948

Total current assets	890,731	778,872
Property and equipment, net	2,061,607	1,842,718
Wireless licenses	1,919,595	1,841,798
Assets held for sale	1,987	45,569
Goodwill	430,101	430,101
Intangible assets, net	27,040	29,854
Other assets	98,034	83,945

Total assets	$5,429,095	$5,052,857

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$306,911	$325,294
Current maturities of long-term debt	6,000	13,000
Other current liabilities	175,105	162,002

Total current liabilities	488,016	500,296
Long-term debt	2,754,253	2,566,025
Deferred tax liabilities	232,013	217,631
Other long-term liabilities	82,840	84,350

Total liabilities	3,557,122	3,368,302

Redeemable noncontrolling interests	77,811	71,879

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares, $.0001 par value; 77,407,828 and 69,515,526 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	8	7
Additional paid-in capital	2,117,341	1,835,468
Accumulated deficit	(323,992)	(216,877)
Accumulated other comprehensive income (loss)	805	(5,922)

Total stockholders’ equity	1,794,162	1,612,676

Total liabilities and stockholders’ equity	$5,429,095	$5,052,857

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Service revenues	$541,585	$417,143	$1,055,590	$816,072
Equipment revenues	55,823	57,715	128,805	127,170

Total revenues	597,408	474,858	1,184,395	943,242

Operating expenses:
Cost of service (exclusive of items shown separately below)	154,567	118,857	298,911	230,027
Cost of equipment	127,775	105,127	285,571	219,348
Selling and marketing	96,688	74,276	200,211	132,376
General and administrative	90,938	77,233	187,115	153,140
Depreciation and amortization	99,621	86,167	189,354	168,806

Total operating expenses	569,589	461,660	1,161,162	903,697
Gain (loss) on sale or disposal of assets	(1,554)	1,252	2,027	961

Operating income	26,265	14,450	25,260	40,506
Equity in net income (loss) of investee	515	(295)	1,994	(1,357)
Interest income	642	2,586	1,587	7,367
Interest expense	(49,060)	(30,401)	(90,911)	(63,758)
Other expense, net	(46)	(307)	(109)	(4,343)
Loss on extinguishment of debt	(26,310)	—	(26,310)	—

Loss before income taxes	(47,994)	(13,967)	(88,489)	(21,585)
Income tax expense	(13,189)	(10,679)	(20,054)	(19,957)

Net loss	(61,183)	(24,646)	(108,543)	(41,542)
Accretion of redeemable noncontrolling interests, net of tax	(1,568)	(1,910)	(4,504)	(3,833)

Net loss attributable to common stockholders	$(62,751)	$(26,556)	$(113,047)	$(45,375)

Loss per share attributable to common stockholders:
Basic	$(0.89)	$(0.39)	$(1.63)	$(0.67)

Diluted	$(0.89)	$(0.39)	$(1.63)	$(0.67)

Shares used in per share calculations:
Basic	70,540	67,991	69,371	67,963

Diluted	70,540	67,991	69,371	67,963

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2009	2008

Operating activities:
Net cash provided by operating activities	$143,764	$181,590

Investing activities:
Acquisition of a business, net of cash acquired	—	(31,322)
Purchases of property and equipment	(425,926)	(338,287)
Change in prepayments for purchases of property and equipment	(830)	(5,644)
Purchases of and deposits for wireless licenses and spectrum clearing costs	(31,945)	(72,713)
Return of deposit for wireless licenses	—	70,000
Proceeds from sale of wireless licenses and operating assets	2,965	—
Purchases of investments	(436,051)	(297,784)
Sales and maturities of investments	290,599	186,446
Purchase of membership units of equity method investment	—	(1,033)
Change in restricted cash	706	(1,309)

Net cash used in investing activities	(600,482)	(491,646)

Financing activities:
Proceeds from issuance of long-term debt	1,057,474	535,750
Repayment of long-term debt	(879,904)	(5,000)
Payment of debt issuance costs	(14,100)	(6,443)
Proceeds from issuance of common stock, net	265,923	6,546
Other	(658)	(7,969)

Net cash provided by financing activities	428,735	522,884

Net increase (decrease) in cash and cash equivalents	(27,983)	212,828
Cash and cash equivalents at beginning of period	357,708	433,337

Cash and cash equivalents at end of period	$329,725	$646,165

Supplementary disclosure of cash flow information:
Cash paid for interest	$111,133	$89,568
Cash paid for income taxes	$2,482	$1,906

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

On January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of Emerging Issues Task Force (“EITF”) Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”). SFAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. The cumulative impact to the Company’s financial statements as a result of the adoption of SFAS 160 resulted in a $9.2 million reduction to stockholders’ equity, a $5.8 million reduction to deferred tax liabilities and a $15.0 million increase to redeemable noncontrolling interests (formerly referred to as minority interests) as of December 31, 2008. The Company has retrospectively applied SFAS 160 to all prior periods. See Note 9 for a further discussion regarding the Company’s adoption of SFAS 160.

Handsets shipped to third-party dealers have been reclassified from inventory to deferred charges in the condensed consolidated balance sheet for the year ended December 31, 2008 to conform to the presentation of such amounts for the six months ended June 30, 2009.

Principles of Consolidation

The condensed consolidated financial statements include the operating results and financial position of Leap and its wholly owned subsidiaries as well as the operating results and financial position of LCW Wireless and Denali and their wholly owned subsidiaries. The Company consolidates its interests in LCW Wireless and Denali in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) because these entities are variable interest entities and the Company will absorb a majority of their expected losses. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Subsequent Events

Effective June 15, 2009, the Company adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date it issued these financial statements. During this period, the Company did not have any material recognizable or nonrecognizable subsequent events.

Segment and Geographic Data

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless services in the United States. During 2008, the Company introduced two new product offerings to complement its Cricket Wireless service. Cricket Broadband, the Company’s unlimited mobile broadband service, allows customers to access the internet through their computers for a flat monthly rate with no long-term commitment or credit check. Cricket PAYGotm is a daily pay-as-you-go unlimited prepaid wireless service. Revenue for the Cricket Broadband and Cricket PAYGo services approximated 7% and 6% of consolidated revenues for the three and six months ended June 30, 2009, respectively. Revenue for the Cricket Broadband and Cricket PAYGo services approximated less than 1% of consolidated revenues for each of the three and six months ended June 30, 2008. As of and for the six months ended June 30, 2009, all of the Company’s revenues and long-lived assets related to operations in the United States.

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

When the Company activates a new customer, it frequently sells that customer a handset and the first month of service in a bundled transaction. Under the provisions of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the sale of a handset along with a month of wireless service constitutes a multiple element arrangement. Under EITF 00-21, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying EITF 00-21 to these transactions results in the Company recognizing the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

Equipment revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. In addition to handsets that the Company sells directly to its customers at Cricket-owned stores, the Company also sells handsets to third-party dealers. These dealers then sell the handsets to the ultimate Cricket customer, and that customer also receives the first month of service in a bundled transaction (identical to the sale made at a Cricket-owned store). Sales of handsets to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions ultimately available to such dealers is not reliably estimable until the handsets are sold by such dealers to customers. Thus, handsets sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the handsets are recorded as deferred charges upon shipment by the Company. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

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

Federal Universal Service Fund and E-911 fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees, as well as sales, use and excise taxes that are assessed and collected, net of amounts remitted, in the condensed consolidated statements of operations.

Fair Value of Financial Instruments

The Company has adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS 157 defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. See Note 5 for a further discussion regarding the Company’s measurement of assets and liabilities at fair value.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the three and six months ended June 30, 2009, the Company capitalized interest of $7.0 million and $19.2 million, respectively, to property and equipment. During the three and six months ended June 30, 2008, the Company capitalized interest of $13.1 million and $26.1 million, respectively, to property and equipment.

In accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. During the three and six months ended June 30, 2009, the Company capitalized internal use software costs of $14.3 million and $25.2 million, respectively, to property and equipment, and amortized internal use software costs of $5.0 million and $10.1 million, respectively. During the three and six months ended June 30, 2008, the Company capitalized internal use software costs of $4.7 million and $8.9 million, respectively, to property and equipment, and amortized internal use software costs of $4.4 million and $8.5 million, respectively.

Wireless Licenses

The Company, LCW Wireless and Denali operate broadband Personal Communications Services (“PCS”) and Advanced Wireless Services (“AWS”) networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects its subsidiaries and consolidated joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, the Company also tests its wireless licenses for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on an annual basis. As of June 30, 2009 and December 31, 2008, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.9 billion and $1.8 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of June 30, 2009 and December 31, 2008, wireless licenses with a carrying value of $2.0 million and $45.6 million, respectively, were classified as assets held for sale.

Portions of the AWS spectrum that the Company and Denali Spectrum License Sub, LLC (“Denali License Sub”) (an indirect wholly owned subsidiary of Denali) hold are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. The Company’s and Denali’s spectrum clearing costs are capitalized to wireless licenses as incurred. During the three and six months ended June 30, 2009, the Company and Denali incurred approximately $2.2 million and $4.7 million, respectively, in spectrum clearing costs. During the three and six months ended June 30, 2008, the Company and Denali incurred approximately $1.8 million and $2.7 million, respectively, in spectrum clearing costs.

Goodwill and Other Intangible Assets

Goodwill primarily represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Certain of the Company’s other intangible assets were also recorded upon adoption of fresh-start reporting and now consist of trademarks which are being amortized on a straight-line basis over their estimated useful lives of fourteen years. Customer relationships acquired in connection with the Company’s acquisition of Hargray Wireless, LLC (“Hargray Wireless”) in 2008 are amortized on an accelerated basis over a useful life of up to four years.

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, and as more fully described below, on a quarterly basis, the Company evaluates the triggering event criteria outlined in SFAS 144 to determine whether events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted during the third quarter of each year. The Company has not performed an interim impairment test subsequent to its annual impairment test performed as of September 30, 2008 because the Company has not identified events or changes in circumstances that have indicated that an impairment condition may exist.

Wireless Licenses

The Company’s wireless licenses in its operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis. As of June 30, 2009, the carrying values of the Company’s operating and non-operating wireless licenses were $1,867.9 million and $51.7 million, respectively. An impairment loss is recognized on the Company’s operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on the Company’s non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations.

The valuation method the Company uses to determine the fair value of its wireless licenses is the market approach. Under this method, the Company determines fair value by comparing its wireless licenses to sales prices of other wireless licenses of similar size and type that have been recently sold through government auctions and private transactions. As part of this market-level analysis, the fair value of each wireless license is evaluated and adjusted for developments or changes in legal, regulatory and technical matters, and for demographic and economic factors, such as population size, composition, growth rate and density, household and disposable income, and composition and concentration of the market’s workforce in industry sectors identified as wireless-centric (e.g., real estate, transportation, professional services, agribusiness, finance and insurance).

In connection with its quarterly evaluation of the triggering event criteria outlined in SFAS 144, the Company considered the impact of general economic conditions in the United States and considered:

•	whether there had been a significant decrease in the market price of its wireless licenses based on recent market transactions, including its recent spectrum purchases, exchanges and contributions,

•	whether there had been a significant adverse change in the extent or manner in which its wireless licenses were being used,

•	whether there had been a significant adverse change in legal factors or in the business climate that could affect the value of its wireless licenses,

•	whether there had been an accumulation of costs in excess of the amount originally expected for the acquisition or construction of its wireless licenses and networks, and

•	whether there had been plans to sell or otherwise dispose of its wireless licenses at amounts less than their respective carrying values.

Based on its consideration of these factors in the aggregate, the Company has not identified triggering events or changes in circumstances since September 30, 2008 that have indicated an impairment condition may exist.

Goodwill

The goodwill impairment test involves a two-step process. First, the book value of the Company’s net assets, which are combined into a single reporting unit for purposes of the impairment test of goodwill, is compared to the fair value of its net assets. The fair value of the Company’s net assets is primarily based on its market capitalization. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any. The Company has not identified triggering events or changes in circumstances that have indicated an impairment condition may exist.

Derivative Instruments and Hedging Activities

The Company historically entered into interest rate swap agreements with respect to the senior secured credit facilities under its former amended and restated credit agreement (the “Credit Agreement”). The Company entered into these derivative contracts to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. The Company did not use derivative instruments for trading or other speculative purposes. In connection with its issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, the Company terminated the Credit Agreement and repaid all amounts outstanding thereunder and, in connection therewith, unwound its associated interest rate swap agreements, as more fully described in Note 6.

The Company recorded all derivatives in other assets or other liabilities on its condensed consolidated balance sheets at fair value. If the derivative was designated as a cash flow hedge and the hedging relationship qualified for hedge accounting, the effective portion of the change in fair value of the derivative was recorded in other comprehensive income (loss) and was recorded as interest expense when the hedged debt affected interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in the fair values of derivative instruments not qualifying for hedge accounting were recognized in interest expense in the period of the change.

At inception of the hedge and quarterly thereafter, the Company performed a quantitative and qualitative assessment to determine whether changes in the fair values or cash flows of the derivatives were deemed highly effective in offsetting changes in the fair values or cash flows of the hedged items. If at any time subsequent to the inception of the hedge, the correlation assessment indicated that the derivative was no longer highly effective as a hedge, the Company discontinued hedge accounting and recognized all subsequent derivative gains and losses in results of operations.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. The carrying value of the Company’s equity method investee, in which it owns approximately 20% of the outstanding membership units, was $19.4 million and $17.4 million as of June 30, 2009 and December 31, 2008, respectively. During the three and six months ended June 30, 2009, the Company’s share of its equity method investee income was $0.5 million and $2.0 million, respectively. During the three and six months ended June 30, 2008, the Company’s share of its equity method investee losses was $0.3 million and $1.4 million, respectively.

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

Concentrations

The Company generally relies on one key vendor for billing services, one key vendor for handset logistics, a limited number of vendors for its voice and data communications transport services and a limited number of vendors for payment processing services. Loss or disruption of these services could materially adversely affect the Company’s business.

The Company does not have a national network, and it must pay fees to other carriers who provide it with roaming services which allow the Company’s customers to roam on such carriers’ networks. Currently, the Company relies on roaming agreements with several carriers for a majority of its roaming needs. If the Company were unable to obtain cost-effective roaming services for its customers in geographically desirable service areas, the Company’s competitive position, business, financial condition and results of operations could be materially adversely affected.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2009 and 2008 was allocated to the condensed consolidated statements of operations as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Cost of service	$801	$614	$1,645	$1,517
Selling and marketing expense	1,466	1,179	3,049	2,534
General and administrative expense	8,140	5,541	17,368	12,985

Share-based compensation expense	$10,407	$7,334	$22,062	$17,036

Share-based compensation expense per share:
Basic	$0.15	$0.11	$0.32	$0.25

Diluted	$0.15	$0.11	$0.32	$0.25

Income Taxes

The computation of the Company’s annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss). The Company’s projected ordinary income tax expense for the full year 2009, which excludes the effect of discrete items, consists primarily of the deferred tax effect of the amortization of wireless licenses and goodwill for income tax purposes. Because the Company’s projected 2009 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with paragraph 82 of FIN 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“FIN 18”), the Company has computed its provision for income taxes for the three and six months ended June 30, 2009 and 2008 by applying the actual effective tax rate to the year-to-date income.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. Included in the Company’s deferred tax assets as of June 30, 2009 were federal NOL carryforwards of approximately $1.2 billion (which will begin to expire in 2022) and state NOL carryforwards of approximately $1.2 billion ($32.2 million of which will expire at the end of 2009), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and six months ended June 30, 2009, the Company weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.4 million Texas Margins Tax credit. The Company will continue to closely monitor the positive and negative factors to assess whether it is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company’s tax provision. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

In accordance with SFAS No. 141 (revised 2007), “Business Combinations,” which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

The Company’s unrecognized income tax benefits and uncertain tax positions have not been material in any period. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense; however, such amounts have not been material in any period. All of the Company’s tax years from 1998 to 2008 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company’s 2005 tax year was concluded, the results of which are not expected to have a material impact on the consolidated financial statements.

Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net loss	$(61,183)	$(24,646)	$(108,543)	$(41,542)
Other comprehensive loss:
Net unrealized holding gains on investments, net of tax	604	715	608	806
Unrealized gains (losses) on interest rate swaps	—	5,642	—	(1,250)
Reclassification of (gains) losses included in earnings, including tax effect	5,324	—	6,119	—

Comprehensive loss	$(55,255)	$(18,289)	$(101,816)	$(41,986)

Components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Net unrealized holding gains on investments, net of tax	$805	$197
Unrealized losses on interest rate swaps, net of tax and swaplet amortization	—	(6,119)

Accumulated other comprehensive income (loss)	$805	$(5,922)

Recent Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions (“FSP”), which were effective for interim and annual periods ending after June 15, 2009: (i) FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), (ii) FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”) and (iii) FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that an exit price is the appropriate basis for fair value measurements. The Company’s adoption of FSP SFAS 157-4 did not have a material impact on its consolidated financial statements; however, if it were to conclude that there had been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, FSP SFAS 157-4 indicates that quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current “intent” and “ability” indicator in determining whether a debt security is other-than-temporarily impaired. The Company’s adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on its consolidated financial statements. FSP SFAS 107-1 and APB 28-1 enhances disclosure requirements for instruments under the scope of SFAS 157 for both interim and annual periods. The Company’s adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on its consolidated financial statements; however, it has enhanced its disclosures for its long-term debt.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which will be effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. SFAS 167 amends FIN 46(R) to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company is currently evaluating what impact, if any, SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FAS No. 162” (“SFAS 168”), which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. The Company’s adoption of SFAS 168 will not have a material impact on its consolidated financial statements; however, the Company will be required to modify certain of its disclosures to include references to the FASB Accounting Standards Codification.

Note 3.	Supplementary Balance Sheet Information (in thousands):

	June 30,	December 31,
	2009	2008

Other current assets:
Accounts receivable, net(1)	$28,027	$31,177
Prepaid expenses	34,121	19,367
Other	1,626	1,404

	$63,774	$51,948

Property and equipment, net(2):
Network equipment	$2,529,552	$1,911,173
Computer hardware and software	212,821	203,720
Construction-in-progress	287,865	574,773
Other	84,255	60,972

	3,114,493	2,750,638
Accumulated depreciation	(1,052,886)	(907,920)

	$2,061,607	$1,842,718

Intangible assets, net:
Customer relationships	$7,347	$7,347
Trademarks	37,000	37,000

	44,347	44,347
Accumulated amortization customer relationships	(4,313)	(2,820)
Accumulated amortization trademarks	(12,994)	(11,673)

	$27,040	$29,854

	June 30,	December 31,
	2009	2008

Accounts payable and accrued liabilities:
Trade accounts payable	$149,932	$201,843
Accrued payroll and related benefits	58,073	50,462
Other accrued liabilities	98,906	72,989

	$306,911	$325,294

Other current liabilities:
Deferred service revenue(3)	$72,347	$62,998
Deferred equipment revenue(4)	25,236	20,614
Accrued sales, telecommunications, property and other taxes payable	27,305	32,799
Accrued interest	43,354	38,500
Other	6,863	7,091

	$175,105	$162,002

(1)	Accounts receivable, net consists primarily of amounts billed to third-party dealers for handsets and accessories net of an allowance for doubtful accounts.

(2)	As of June 30, 2009 and December 31, 2008, approximately $8.7 million of assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $3.6 million and $3.2 million as of June 30, 2009 and December 31, 2008, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to handsets sold to third-party dealers.

Note 4.	Basic and Diluted Earnings (Loss) Per Share

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

Since the Company incurred losses for the three and six months ended June 30, 2009 and 2008, 9.4 million common share equivalents were excluded in the computation of diluted earnings (loss) per share for each of the three and six months ended June 30, 2009, and 8.2 million common share equivalents were excluded in the computation of diluted earnings (loss) per share for each of the three and six months ended June 30, 2008, as their effect would be antidilutive.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of June 30, 2009 or December 31, 2008.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities as of June 30, 2009 and December 31, 2008 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies, a majority of its short-term investments in commercial paper and, as of December 31, 2008, its interest rate swaps.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 asset as of June 30, 2009 and December 31, 2008 comprised its short-term investment in asset-backed commercial paper.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of June 30, 2009 and December 31, 2008 (in thousands). As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$—	$132,665	$—	$132,665
Short-term investments	—	381,485	2,550	384,035

Total	$—	$514,150	$2,550	$516,700

	At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$—	$175,280	$—	$175,280
Short-term investments	—	236,893	1,250	238,143

Total	$—	$412,173	$1,250	$413,423

Liabilities:
Interest rate swaps	$—	$(11,045)	$—	$(11,045)

Total	$—	$(11,045)	$—	$(11,045)

Cash equivalents in the tables above are reported as a component of cash and cash equivalents on the condensed consolidated balance sheets.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Beginning balance	$1,500	$11,875	$1,250	$16,200
Total losses (realized/unrealized):
Included in net loss	$—	$(600)	$—	$(4,925)
Included in comprehensive loss	1,050	933	1,300	933
Settlements	—	(2,275)	—	(2,275)
Transfers in (out) of Level 3	—	—	—	—

Ending balance	$2,550	$9,933	$2,550	$9,933

The unrealized gains included in comprehensive loss in the table above are presented in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The realized losses included in net loss in the table above are presented in other expense, net in the condensed consolidated statements of operations.

Cash Equivalents and Short-Term Investments

As of June 30, 2009 and December 31, 2008, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time to maturity factors. Such investments are therefore considered to be Level 2 items. The fair value of the Company’s investment in asset-backed commercial paper is determined using primarily unobservable inputs that cannot be corroborated by market data, which primarily include ABX and monoline indices and a valuation model that considers a liquidity factor that is subjective in nature, and is therefore considered to be a Level 3 item.

Interest Rate Swaps

As of December 31, 2008, the Company’s interest rate swaps effectively fixed the London Interbank Offered Rate (“LIBOR”) interest rate (subject to a LIBOR floor of 3.0% per annum under the Credit Agreement) on a portion of its floating rate debt under the Credit Agreement. The fair value of the Company’s interest rate swaps was primarily determined using LIBOR spreads, which are significant observable inputs that can be corroborated, and therefore such swaps were considered to be Level 2 items. SFAS 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company’s creditworthiness was considered in the fair value measurement of the interest rate swaps.

As more fully described in Note 6, the Company repaid all amounts outstanding under its Credit Agreement on June 5, 2009 and, in connection therewith, unwound its associated interest rate swap agreements. As of June 30, 2009, the Company had no interest rate swap agreements.

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined using quoted prices in active markets and was $2,637.7 million and $2,201.2 million as of June 30, 2009 and December 31, 2008, respectively.

Note 6.	Long-Term Debt

Long-term debt as of June 30, 2009 and December 31, 2008 was comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008

Term loans under senior secured credit facilities	$36,096	$916,000
Unamortized deferred lender fees	—	(4,527)
Unsecured senior notes due 2014 and 2015	1,400,000	1,400,000
Unamortized premium on $350 million unsecured senior notes due 2014	16,357	17,552
Senior secured notes due 2016	1,100,000	—
Unamortized discount on $1,100 million senior secured notes due 2016	(42,200)	—
Convertible senior notes due 2014	250,000	250,000

	2,760,253	2,579,025
Current maturities of long-term debt	(6,000)	(13,000)

	$2,754,253	$2,566,025

Senior Secured Credit Facilities

Cricket Communications

In connection with its issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, as more fully described below, the Company repaid all principal amounts outstanding under its Credit Agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, a prepayment premium of $17.5 million and a payment of $8.5 million in connection with the unwinding of associated interest rate swap agreements. In connection with such repayment, the Company terminated the Credit Agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the Company’s Credit Agreement, it recognized a $26.3 million loss on extinguishment of debt, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with the Company’s interest rate swaps.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin (ranging from 2.70% to 6.33%). At June 30, 2009, the effective interest rate on the term loans was 4.4%, and the outstanding indebtedness was $36.1 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three-month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the loans are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.1 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. As of June 30, 2009, LCW Operations was alleged to have not been in compliance with a nonfinancial covenant in its senior secured credit agreement. Any such noncompliance was cured in July 2009.

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the Securities and Exchange Commission (“SEC”). In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium the Company received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At June 30, 2009, the effective interest rate on the $350 million of senior notes was 9.0%, which includes the effect of the premium amortization.

The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears, which interest payments commenced in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

Prior to November 1, 2009, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to November 1, 2010, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at November 1, 2010 plus (2) all remaining required interest payments due on such notes through November 1, 2010 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after November 1, 2010, at a redemption price of 104.688% and 102.344% of the principal amount thereof if redeemed during the twelve months beginning on November 1, 2010 and 2011, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on November 1, 2012 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

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

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the secured and unsecured senior notes described above and below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations.

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

In connection with the private placement of the convertible senior notes, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed, under certain circumstances, to use commercially reasonable efforts to cause a shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations were not performed. However, the Company’s obligation to file, have declared effective or maintain the effectiveness of a shelf registration statement (and pay additional interest) is suspended to the extent and during the periods that the notes are eligible to be transferred without registration under the Securities Act of 1933, as amended (the “Securities Act”) by a person who is not an affiliate of the Company (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. The Company did not issue any of the convertible senior notes to any of its affiliates. As a result, in June 2009 following the first anniversary of the issue date, the notes became eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions, and on July 3, 2009, the restrictive transfer legends were removed from the notes. Accordingly, the Company has no further obligation to pay additional interest on the notes.

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

Prior to July 15, 2011, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.0% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to July 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at July 15, 2012 plus (2) all remaining required interest payments due on such notes through July 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after July 15, 2012, at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months beginning on July 15, 2012 and 2013, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on July 15, 2014 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

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

In connection with the private placement of these senior notes, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed, under certain circumstances, to use its reasonable best efforts to offer registered notes in exchange for the notes or to cause a shelf registration statement covering the resale of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations were not performed. However, the Company’s obligation to file, have declared effective or maintain the effectiveness of a registration statement for an exchange offer or a shelf registration statement (and pay additional interest) is only triggered to the extent that the notes are not eligible to be transferred without registration under the Securities Act by a person who is not an affiliate of the Company (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. The Company did not issue any of the senior notes to any of its affiliates. As a result, in June 2009 following the first anniversary of the issue date, the notes became eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions, and on July 3, 2009 the restrictive transfer legends were removed from the notes. Accordingly, the Company has no further obligation to pay additional interest on the notes.

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2009, the effective interest rate on the notes was 8.1%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commence in November 2009. The notes are guaranteed on a senior secured basis by Leap and each of its direct and indirect existing domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) and any future wholly owned domestic restricted subsidiary that guarantees any indebtedness of Cricket or a guarantor of the notes. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ senior secured obligations and are equal in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated indebtedness.

The notes and the guarantees are effectively senior to all of Leap’s, Cricket’s and the guarantors’ existing and future unsecured indebtedness (including Cricket’s $1.4 billion aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap’s $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the senior secured notes and the guarantees.

The notes and the guarantees are secured on a pari passu basis with all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 3.5 times Leap’s consolidated cash flow (excluding the consolidated cash flow of LCW Wireless and Denali) for the prior four fiscal quarters through December 31, 2010, stepping down to 3.0 times such consolidated cash flow for any such debt incurred after December 31, 2010 but on or prior to December 31, 2011, and to 2.5 times such consolidated cash flow for any such debt incurred after December 31, 2011.

The notes and the guarantees are effectively junior to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap’s consolidated cash flow (excluding the consolidated cash flow of LCW Wireless and Denali) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

The notes and the guarantees are secured on a first-priority basis, equally and ratably with any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt).

Prior to May 15, 2012, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to May 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, and additional interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at May 15, 2012 plus (2) all remaining required interest payments due on such notes through May 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after May 15, 2012, at a redemption price of 105.813%, 103.875% and 101.938% of the principal amount thereof if redeemed during the twelve months beginning on May 15, 2012, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on May 15, 2015 or thereafter, plus accrued and unpaid interest, and additional interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% of more of such a person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, and additional interest, if any, thereon to the repurchase date.

In connection with the private placement of the notes, the Company entered into a registration rights agreement with the purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event the Company does not meet the registration statement filing requirements. The Company currently intends to file a registration statement, have it declared effective and consummate any exchange offer within these time periods. Accordingly, the Company does not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the condensed consolidated financial statements.

Note 7.	Significant Acquisitions and Dispositions

In March 2009, the Company completed its exchange of certain wireless spectrum with MetroPCS Communications, Inc. (“MetroPCS”). Under the spectrum exchange agreement, the Company acquired an additional 10 MHz of spectrum in San Diego, Fresno, Seattle and certain other Washington and Oregon markets, and MetroPCS acquired an additional 10 MHz of spectrum in Dallas-Ft. Worth, Shreveport-Bossier City, Lakeland-Winter Haven, Florida and certain other northern Texas markets. The carrying values of the wireless licenses transferred to MetroPCS under the spectrum exchange agreement were $45.6 million, and the Company recognized a net gain of approximately $4.4 million upon the closing of the transaction.

On June 19, 2009, the Company completed its purchase of certain wireless spectrum. Under the associated license purchase agreement, the Company acquired an additional 10 MHz of spectrum in St. Louis for $27.2 million.

Note 8.	Common Stock Offering

On June 2, 2009, the Company completed the sale of an aggregate of 7,000,000 shares of Leap common stock in an underwritten public offering. In connection with the offering, the Company received net proceeds of approximately $263.7 million, which were recorded in additional paid-in capital in the Company’s condensed consolidated balance sheet.

Note 9.	Arrangements with Variable Interest Entities

The Company consolidates its interests in LCW Wireless and Denali in accordance with FIN 46(R) because these entities are variable interest entities and the Company will absorb a majority of their expected losses. LCW Wireless, Denali and their respective subsidiaries are not guarantors of the Company’s secured and unsecured senior notes, and the carrying amount and classification of their assets and liabilities are presented in Note 11. Both entities offer (through wholly owned subsidiaries) Cricket service and, accordingly, are generally subject to the same risks in conducting operations as the Company.

On January 1, 2009, the Company adopted the provisions of SFAS 160. SFAS 160 changed the accounting treatment and classification with respect to certain ownership interests held by the Company in LCW Wireless and Denali. As a result of the adoption of SFAS 160, the Company has not allocated losses to certain of its minority partners, but rather has recorded accretion (or mark-to-market) charges to bring its minority partners’ interests to their estimated redemption values at each reporting period. In addition, the Company now classifies these accretion charges as a component of consolidated net income (loss) available to its common stockholders rather than as a component of net income (loss). Although the accounting treatment for certain of these interests has been modified, the Company continues to classify these noncontrolling interests in the mezzanine section of the consolidated balance sheets in accordance with EITF Topic D-98. The cumulative impact to the Company’s condensed consolidated financial statements as a result of the adoption of SFAS 160 resulted in a $9.2 million reduction to stockholders equity, a $5.8 million reduction to deferred tax liabilities and a $15.0 million increase to redeemable noncontrolling interests (formerly referred to as minority interests) as of December 31, 2008. The Company has retrospectively applied SFAS 160 to all prior periods.

Arrangements with LCW Wireless

The membership interests in LCW Wireless are held as follows: Cricket holds a 73.3% non-controlling membership interest; CSM Wireless, LLC (“CSM”) holds a 24.7% non-controlling membership interest; and WLPCS Management, LLC (“WLPCS”) holds a 2% controlling membership interest. As of June 30, 2009, Cricket’s equity contributions to LCW totaled $51.8 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of LCW Wireless, LLC (“LCW LLC Agreement”), WLPCS has the option to put its entire membership interest in LCW Wireless to Cricket for a purchase price not to exceed $3.8 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. If the put option is exercised, the consummation of this sale will be subject to FCC approval. The Company has recorded this obligation to WLPCS, including related accretion charges using the effective interest method, as a component of redeemable noncontrolling interests in the condensed consolidated balance sheets. As of June 30, 2009 and December 31, 2008, this noncontrolling interest had a carrying value of $2.8 million and $2.6 million, respectively.

Under the LCW LLC Agreement, CSM also has the option, during specified periods, to put its entire membership interest in LCW Wireless to Cricket in exchange for either cash, Leap common stock, or a combination thereof, as determined by Cricket at its discretion, for a purchase price calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value to LCW Wireless. The Company has recorded this obligation to CSM, including related accretion charges to bring the underlying membership units to their estimated redemption value, as a component of redeemable noncontrolling interests in the condensed consolidated balance sheets. As of June 30, 2009 and December 31, 2008, this noncontrolling interest had a carrying value of $29.6 million and $26.0 million, respectively.

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

Arrangements with Denali

Cricket and Denali Spectrum Manager, LLC (“DSM”) formed Denali as a joint venture to participate (through a wholly owned subsidiary) in FCC Auction #66. Cricket owns an 82.5% non-controlling membership interest and DSM owns a 17.5% controlling membership interest in Denali. As of June 30, 2009, Cricket’s equity contributions to Denali totaled $83.6 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of Denali, DSM may offer to sell its entire membership interest in Denali to Cricket in April 2012 and each year thereafter for a purchase price equal to DSM’s equity contributions in cash to Denali, plus a specified return, payable in cash. If exercised, the consummation of the sale will be subject to FCC approval. The Company has recorded this obligation to DSM, including related accretion charges using the effective interest method, as a component of redeemable noncontrolling interests in the condensed consolidated balance sheets. As of June 30, 2009 and December 31, 2008, this noncontrolling interest had a carrying value of $45.4 million and $43.3 million, respectively.

Senior Secured Credit Agreement

Cricket entered into a senior secured credit agreement with Denali and its subsidiaries to fund the payment to the FCC for the AWS license acquired by Denali in Auction #66 and to fund a portion of the costs of the construction and operation of the wireless network using such license. As of June 30, 2009, total borrowings under the license acquisition sub-facility totaled $223.4 million and total borrowings under the build-out sub-facility totaled $274.5 million. During January 2009, the build-out sub-facility was increased to a total of $394.5 million, approximately $120.0 million of which was unused as of June 30, 2009. The Company does not anticipate making any future increases to the size of the build-out sub-facility. Additional funding requests would be subject to approval by Leap’s board of directors. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due in April 2021.

Management Agreement

Cricket and Denali Spectrum License, LLC, a wholly owned subsidiary of Denali (“Denali License”), are party to a management services agreement, pursuant to which Cricket is to provide management services to Denali License and its subsidiaries in exchange for a monthly management fee based on Cricket’s costs of providing such services plus overhead.

Values of Redeemable Noncontrolling Interests

The following table provides a summary of the changes in value of the Company’s redeemable noncontrolling interests (in thousands):

	Six Months
	Ended June 30,
	2009	2008

Beginning balance, January 1	$71,879	$61,868
Accretion of redeemable noncontrolling interests, before tax	5,932	4,580

Ending balance, June 30	$77,811	$66,448

Note 10.	Commitments and Contingencies

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

Patent Litigation

Freedom Wireless

On December 10, 2007, the Company was sued by Freedom Wireless, Inc. (“Freedom Wireless”), in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that the Company’s Cricket unlimited voice service, in addition to its Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, the Company and Freedom Wireless entered into an agreement to settle this lawsuit, and the parties are finalizing the terms of a license agreement which will provide Freedom Wireless with royalties on certain of the Company’s products and services.

Electronic Data Systems

On February 4, 2008, the Company and certain other wireless carriers were sued by Electronic Data Systems Corporation (“EDS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS has alleged that the sale and marketing by the Company of prepaid wireless cellular telephone services infringe these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. In July 2009, the parties settled this matter.

DNT

On May 1, 2009, the Company was sued by DNT LLC (“DNT”) in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that the Company uses, encourages the use of, sells, offers for sale and/or imports voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT’s patent. DNT alleges that the Company’s infringement is willful, and the complaint seeks an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys’ fees. On July 23, 2009, the Company filed an answer to the complaint as well as counterclaims.

Digital Technology Licensing

On April 21, 2009, the Company and certain other wireless carriers (including Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC (“DTL”) in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that the Company and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that the Company and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. The Company is currently evaluating the complaint and is preparing to respond.

On The Go

On July 9, 2009, the Company and certain other wireless carriers were sued by On The Go, LLC (“OTG”) in the United States District Court for the Northern District of Illinois, Eastern Division, for alleged infringement of U.S. Patent No. 7,430,554 entitled “Method and System For Telephonically Selecting, Addressing, and Distributing Messages.” OTG’s complaint alleges that the Company directly and indirectly infringes OTG’s patent by making, offering for sale, selling, providing, maintaining, and supporting the Company’s PAYGo prepaid mobile telephone service and system. The complaint seeks injunctive relief and unspecified damages, including interest and costs. The Company is currently evaluating the complaint and is preparing to respond.

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

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Insurers under the Company’s directors’ and officers’ liability insurance policy for these matters have asserted that the Company is required to contribute to the payment of litigation costs and to any damages or settlement costs. The Company disputes this assertion. Due to the complex nature of the legal and factual issues involved, management believes that the defendants’ liability, if any, from the Whittington and AWG Lawsuits, any indemnity claims of the defendants against Leap, and any amounts that the

Company may be required to contribute to litigation costs, any damages award or settlement are not presently determinable.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits purporting to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that the Company was restating certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants have filed motions to dismiss the amended federal complaint.

Leap and certain current and former officers and directors, and Leap’s independent registered public accounting firm, PricewaterhouseCoopers LLP, also have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California which consolidated several securities class action lawsuits initially filed between September 2007 and January 2008. Plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The consolidated complaint alleges that the defendants made false and misleading statements about Leap’s internal controls, business and financial results, and customer count metrics. The claims are based primarily on the November 9, 2007 announcement that the Company was restating certain of its financial statements and statements made in its August 7, 2007 second quarter 2007 earnings release. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. On January 9, 2009, the federal court granted defendants’ motions to dismiss the complaint for failure to state a claim. On February 23, 2009, defendants were served with an amended complaint which does not name PricewaterhouseCoopers LLP or any of Leap’s outside directors. Leap and the remaining individual defendants have moved to dismiss the amended complaint.

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

Department of Justice Inquiry

On January 7, 2009, the Company received a letter from the Civil Division of the United States Department of Justice (the “DOJ”). In its letter, the DOJ alleges that between approximately 2002 and 2006, the Company failed to comply with certain federal postal regulations that required the Company to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts. As a result, the DOJ has asserted that the Company violated the False Claims Act (“FCA”) and is therefore liable for damages, which the DOJ estimates at $80,000 per month (which amount is subject to trebling under the FCA), plus statutory penalties of up to $11,000 per mailing. The DOJ has also asserted as an alternative theory of liability that the Company is liable on a basis of unjust enrichment for estimated single damages in the same of amount of $80,000 per month. Due to the complex nature of the legal and factual issues involved with the alleged FCA claims, the outcome of this matter is not presently determinable.

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

Spectrum Clearing Obligations

Portions of the AWS spectrum that the Company and Denali License Sub hold are currently used by U.S. government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. To facilitate the clearing of this spectrum, the FCC adopted a transition and cost-sharing plan whereby incumbent non-governmental users may be reimbursed for costs they incur in relocating from the spectrum by AWS licensees benefiting from the relocation. In addition, this plan requires the AWS licensees and the applicable incumbent non-governmental user to negotiate for a period of two or three years (depending on the type of incumbent user and whether the user is a commercial or non-commercial licensee), triggered from the time that an AWS licensee notifies the incumbent user that it desires the incumbent to relocate. If no agreement is reached during this period of time, the FCC rules require the non-governmental user to undergo involuntary relocation. The FCC rules also provide that a portion of the proceeds raised in Auction #66 are to be used to reimburse the costs of governmental users relocating from the AWS spectrum. Government agencies are required to relocate their systems and clear the AWS spectrum over a 12 to 72 month period, depending upon the agency. In the event that a government agency is unable to relocate its systems within the applicable timeline, the government agency will be required to accept interference from AWS carriers operating in the AWS spectrum.

System Equipment Purchase Agreements

In 2007, the Company entered into certain system equipment purchase agreements, which generally have a term of three years. In the agreements, the Company agreed to purchase and/or license wireless communications systems, products and services designed to be AWS functional at a current estimated cost to the Company of approximately $266 million, which commitments are subject, in part, to the necessary clearance of spectrum in the markets to be built. Under the terms of the agreements, the Company is entitled to certain pricing discounts, credits and incentives, which credits and incentives are subject to the Company’s achievement of its purchase commitments, and to certain technical training for the Company’s personnel. If the purchase commitment levels under the agreements are not achieved, the Company may be required to refund any previous credits and incentives it applied to historical purchases.

Tower Provider Commitments

The Company has entered into master lease agreements with certain national tower vendors. These agreements generally provide for discounts, credits or incentives if the Company reaches specified lease commitment levels. If the commitment levels under the agreements are not achieved, the Company may be obligated to pay remedies for shortfalls in meeting these levels. These remedies would have the effect of increasing the Company’s rent expense.

Outstanding Letters of Credit and Surety Bonds

As of June 30, 2009 and December 31, 2008, the Company had approximately $10.3 million and $9.6 million, respectively, of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. The restricted cash collateralizing the letters of credit outstanding is reported in both restricted cash, cash equivalents and short-term investments and other long-term assets in the condensed consolidated balance sheets.

As of June 30, 2009 and December 31, 2008, the Company had approximately $5.4 million and $5.0 million, respectively, of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

Note 11.	Guarantor Financial Information

Of the $2,500 million of senior notes issued by Cricket (the “Issuing Subsidiary”), $1,100 million comprise unsecured senior notes due 2014, $300 million comprise unsecured senior notes due 2015 and $1,100 million comprise senior secured notes due 2016. The notes are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and each of Cricket’s existing direct and indirect wholly owned subsidiaries, including subsidiaries that hold wireless licenses (collectively, the “Guarantor Subsidiaries”).

The indentures governing these notes limit, among other things, the Guarantor Parent Company’s, Cricket’s and the Guarantor Subsidiaries’ ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with affiliates; and make acquisitions or merge or consolidate with another entity.

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiaries, non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of June 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$95	$300,354	$—	$29,276	$—	$329,725
Short-term investments	—	381,485	—	2,550	—	384,035
Restricted cash, cash equivalents and short-term investments	1,613	1,625	—	10	—	3,248
Inventories	—	72,738	—	4,704	—	77,442
Deferred charges	—	32,507	—	—	—	32,507
Other current assets	—	60,782	—	3,437	(445)	63,774

Total current assets	1,708	849,491	—	39,977	(445)	890,731
Property and equipment, net	2	1,787,565	—	284,811	(10,771)	2,061,607
Investments in and advances to affiliates and consolidated subsidiaries	2,052,326	2,189,786	63,472	8,662	(4,314,246)	—
Wireless licenses	—	19,955	1,566,302	333,338	—	1,919,595
Assets held for sale	—	—	1,987	—	—	1,987
Goodwill	—	430,101	—	—	—	430,101
Other intangible assets, net	—	27,040	—	—	—	27,040
Other assets	7,444	88,059	—	2,531	—	98,034

Total assets	$2,061,480	$5,391,997	$1,631,761	$669,319	$(4,325,462)	$5,429,095

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$560	$297,001	$—	$9,350	$—	$306,911
Current maturities of long-term debt	—	—	—	6,000	—	6,000
Intercompany payables	11,650	325,816	7,682	18,932	(364,080)	—
Other current liabilities	5,108	156,946	—	13,497	(446)	175,105

Total current liabilities	17,318	779,763	7,682	47,779	(364,526)	488,016
Long-term debt	250,000	2,474,158	—	658,152	(628,057)	2,754,253
Deferred tax liabilities	—	232,013	—	—	—	232,013
Other long-term liabilities	—	75,014	—	7,826	—	82,840

Total liabilities	267,318	3,560,948	7,682	713,757	(992,583)	3,557,122
Redeemable noncontrolling interests	—	32,405	—	45,406	—	77,811
Stockholders’ equity (deficit)	1,794,162	1,798,644	1,624,079	(89,844)	(3,332,879)	1,794,162

Total liabilities and stockholders’ equity	$2,061,480	$5,391,997	$1,631,761	$669,319	$(4,325,462)	$5,429,095

Condensed Consolidating Balance Sheet as of December 31, 2008 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$27	$333,119	$—	$24,562	$—	$357,708
Short-term investments	—	236,893	—	1,250	—	238,143
Restricted cash, cash equivalents and short-term investments	1,611	3,129	—	40	—	4,780
Inventories	—	98,596	—	1,574	—	100,170
Deferred charges	—	26,123	—	—	—	26,123
Other current assets	83	50,915	—	2,062	(1,112)	51,948

Total current assets	1,721	748,775	—	29,488	(1,112)	778,872
Property and equipment, net	2	1,594,502	—	256,370	(8,156)	1,842,718
Investments in and advances to affiliates and consolidated subsidiaries	1,866,196	2,065,102	19,133	9,227	(3,959,658)	—
Wireless licenses	—	19,957	1,489,564	332,277	—	1,841,798
Assets held for sale	—	—	45,569	—	—	45,569
Goodwill	—	430,101	—	—	—	430,101
Other intangible assets, net	—	29,854	—	—	—	29,854
Other assets	8,043	72,434	—	3,468	—	83,945

Total assets	$1,875,962	$4,960,725	$1,554,266	$630,830	$(3,968,926)	$5,052,857

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$20	$297,461	$—	$27,813	$—	$325,294
Current maturities of long-term debt	—	9,000	—	4,000	—	13,000
Intercompany payables	9,615	277,327	7,440	23,687	(318,069)	—
Other current liabilities	3,651	153,081	—	6,382	(1,112)	162,002

Total current liabilities	13,286	736,869	7,440	61,882	(319,181)	500,296
Long-term debt	250,000	2,281,525	—	524,007	(489,507)	2,566,025
Deferred tax liabilities	—	217,631	—	—	—	217,631
Other long-term liabilities	—	78,861	—	5,489	—	84,350

Total liabilities	263,286	3,314,886	7,440	591,378	(808,688)	3,368,302
Redeemable noncontrolling interests	—	28,610	—	43,269	—	71,879
Stockholders’ equity (deficit)	1,612,676	1,617,229	1,546,826	(3,817)	(3,160,238)	1,612,676

Total liabilities and stockholders’ equity	$1,875,962	$4,960,725	$1,554,266	$630,830	$(3,968,926)	$5,052,857

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$508,552	$—	$33,023	$10	$541,585
Equipment revenues	—	50,650	—	5,173	—	55,823
Other revenues	—	1,770	22,485	333	(24,588)	—

Total revenues	—	560,972	22,485	38,529	(24,578)	597,408

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	159,259	—	18,121	(22,813)	154,567
Cost of equipment	—	106,846	—	20,929	—	127,775
Selling and marketing	—	82,832	—	13,856	—	96,688
General and administrative	841	80,706	38	11,118	(1,765)	90,938
Depreciation and amortization	—	88,204	—	11,417	—	99,621

Total operating expenses	841	517,847	38	75,441	(24,578)	569,589
Loss on sale or disposal of assets	—	(1,449)	—	(105)	—	(1,554)

Operating income (loss)	(841)	41,676	22,447	(37,017)	—	26,265
Equity in net loss of consolidated subsidiaries	(64,882)	(37,198)	—	—	102,080	—
Equity in net income of investee	—	515	—	—	—	515
Interest income	6,063	21,014	—	399	(26,834)	642
Interest expense	(3,091)	(50,858)	—	(21,945)	26,834	(49,060)
Other expense, net	—	(46)	—	—	—	(46)
Loss on extinguishment of debt	—	(26,310)	—	—	—	(26,310)

Income (loss) before income taxes	(62,751)	(51,207)	22,447	(58,563)	102,080	(47,994)
Income tax expense	—	(13,189)	—	—	—	(13,189)

Net income (loss)	(62,751)	(64,396)	22,447	(58,563)	102,080	(61,183)
Accretion of redeemable noncontrolling interests, net of tax	—	(486)	—	(1,082)	—	(1,568)

Net income (loss) attributable to common stockholders	$(62,751)	$(64,882)	$22,447	$(59,645)	$102,080	$(62,751)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2009
(unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,006,057	$—	$49,523	$10	$1,055,590
Equipment revenues	—	119,770	—	9,035	—	128,805
Other revenues	—	2,110	44,339	666	(47,115)	—

Total revenues	—	1,127,937	44,339	59,224	(47,105)	1,184,395

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	325,217	—	18,597	(44,903)	298,911
Cost of equipment	—	251,856	—	33,715	—	285,571
Selling and marketing	—	182,030	—	18,181	—	200,211
General and administrative	1,942	168,092	281	19,002	(2,202)	187,115
Depreciation and amortization	—	170,620	—	18,734	—	189,354

Total operating expenses	1,942	1,097,815	281	108,229	(47,105)	1,161,162
Gain (loss) on sale or disposal of assets	—	2,132	—	(105)	—	2,027

Operating income (loss)	(1,942)	32,254	44,058	(49,110)	—	25,260
Equity in net loss of consolidated subsidiaries	(117,053)	(43,775)	—	—	160,828	—
Equity in net income of investee	—	1,994	—	—	—	1,994
Interest income	12,127	40,070	—	1,725	(52,335)	1,587
Interest expense	(6,179)	(98,756)	—	(36,412)	50,436	(90,911)
Other expense, net	—	(109)	—	—	—	(109)
Loss on extinguishment of debt	—	(26,310)	—	—	—	(26,310)

Income (loss) before income taxes	(113,047)	(94,632)	44,058	(83,797)	158,929	(88,489)
Income tax expense	—	(20,054)	—	—	—	(20,054)

Net income (loss)	(113,047)	(114,686)	44,058	(83,797)	158,929	(108,543)
Accretion of redeemable noncontrolling interests, net of tax	—	(2,367)	—	(2,137)	—	(4,504)

Net income (loss) attributable to common stockholders	$(113,047)	$(117,053)	$44,058	$(85,934)	$158,929	$(113,047)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$404,639	$—	$12,523	$(19)	$417,143
Equipment revenues	—	56,719	—	996	—	57,715
Other revenues	—	—	17,761	—	(17,761)	—

Total revenues	—	461,358	17,761	13,519	(17,780)	474,858

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	127,849	—	8,679	(17,671)	118,857
Cost of equipment	—	102,825	—	2,302	—	105,127
Selling and marketing	—	70,283	—	3,993	—	74,276
General and administrative	1,422	69,136	212	6,572	(109)	77,233
Depreciation and amortization	8	84,067	—	2,092	—	86,167

Total operating expenses	1,430	454,160	212	23,638	(17,780)	461,660
Gain (loss) on sale or disposal of assets	—	(22)	1,274	—	—	1,252

Operating income (loss)	(1,430)	7,176	18,823	(10,119)	—	14,450
Equity in net loss of consolidated subsidiaries	(25,621)	(5,284)	—	—	30,905	—
Equity in net loss of investee	—	(295)	—	—	—	(295)
Interest income	409	13,525	—	58	(11,406)	2,586
Interest expense	(206)	(35,237)	—	(8,411)	13,453	(30,401)
Other income (expense), net	292	(599)	—	—	—	(307)

Income (loss) before income taxes	(26,556)	(20,714)	18,823	(18,472)	32,952	(13,967)
Income tax expense	—	(3,976)	(6,703)	—	—	(10,679)

Net income (loss)	(26,556)	(24,690)	12,120	(18,472)	32,952	(24,646)
Accretion of redeemable noncontrolling interests, net of tax	—	(931)	—	(979)	—	(1,910)

Net income (loss) attributable to common stockholders	$(26,556)	$(25,621)	$12,120	$(19,451)	$32,952	$(26,556)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2008
(unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$791,537	$—	$24,554	$(19)	$816,072
Equipment revenues	—	125,069	—	2,101	—	127,170
Other revenues	—	—	34,932	—	(34,932)	—

Total revenues	—	916,606	34,932	26,655	(34,951)	943,242

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	250,808	—	13,963	(34,744)	230,027
Cost of equipment	—	214,236	—	5,112	—	219,348
Selling and marketing	—	125,697	—	6,679	—	132,376
General and administrative	2,821	140,322	459	9,745	(207)	153,140
Depreciation and amortization	19	164,550	—	4,237	—	168,806

Total operating expenses	2,840	895,613	459	39,736	(34,951)	903,697
Gain (loss) on sale or disposal of assets	—	(313)	1,274	—	—	961

Operating income (loss)	(2,840)	20,680	35,747	(13,081)	—	40,506
Equity in net loss of consolidated subsidiaries	(43,112)	(7,120)	—	—	50,232	—
Equity in net loss of investee	—	(1,357)	—	—	—	(1,357)
Interest income	416	27,768	—	1,156	(21,973)	7,367
Interest expense	(206)	(69,686)	—	(16,561)	22,695	(63,758)
Other income (expense), net	367	(4,710)	—	—	—	(4,343)

Income (loss) before income taxes	(45,375)	(34,425)	35,747	(28,486)	50,954	(21,585)
Income tax expense	—	(6,788)	(13,169)	—	—	(19,957)

Net income (loss)	(45,375)	(41,213)	22,578	(28,486)	50,954	(41,542)
Accretion of redeemable noncontrolling interests, net of tax	—	(1,899)	—	(1,934)	—	(3,833)

Net income (loss) attributable to common stockholders	$(45,375)	$(43,112)	$22,578	$(30,420)	$50,954	$(45,375)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2009
(unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$68	$195,719	$—	$(51,946)	$(77)	$143,764

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(386,843)	—	(39,913)	—	(426,756)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(30,969)	—	(976)	—	(31,945)
Proceeds from the sale of wireless licenses	—	2,965	—	—	—	2,965
Purchases of investments	—	(436,051)	—	—	—	(436,051)
Sales and maturities of investments	—	290,599	—	—	—	290,599
Investments in and advances to affiliates and consolidated subsidiaries	(265,923)	—	—	—	265,923	—
Purchase of membership units of equity method investment	—	—	—	—	—	—
Change in restricted cash	—	676	—	30	—	706

Net cash used in investing activities	(265,923)	(559,623)	—	(40,859)	265,923	(600,482)

Financing activities:
Issuance of long-term debt	—	1,057,474	—	100,000	(100,000)	1,057,474
Issuance of related party debt	—	(100,000)	—	—	100,000	—
Repayment of long-term debt	—	(877,500)	—	(2,404)	—	(879,904)
Payment of debt issuance costs	—	(14,100)	—	—	—	(14,100)
Capital contributions, net	265,923	265,923	—	—	(265,923)	265,923
Noncontrolling interests distribution	—	—	—	(77)	77	—
Other	—	(658)	—	—	—	(658)

Net cash provided by financing activities	265,923	331,139	—	97,519	(265,846)	428,735

Net increase (decrease) in cash and cash equivalents	68	(32,765)	—	4,714	—	(27,983)
Cash and cash equivalents at beginning of period	27	333,119	—	24,562	—	357,708

Cash and cash equivalents at end of period	$95	$300,354	$—	$29,276	$—	$329,725

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2008
(unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$1,007	$164,860	$—	$15,723	$—	$181,590

Investing activities:
Acquisition of a business, net of cash acquired	—	(31,322)	—	—	—	(31,322)
Purchases of and changes in prepayments for property and equipment	—	(265,403)	—	(78,528)	—	(343,931)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(72,660)	—	(53)	—	(72,713)
Return of deposit for wireless licenses	—	70,000	—	—	—	70,000
Purchases of investments	—	(297,784)	—	—	—	(297,784)
Sales and maturities of investments	—	184,729	—	1,717	—	186,446
Investments in and advances to affiliates and consolidated subsidiaries	(6,546)	—	—	—	6,546	—
Purchase of membership units of equity method investment	—	(1,033)	—	—	—	(1,033)
Change in restricted cash	—	(1,654)	—	345	—	(1,309)

Net cash used in investing activities	(6,546)	(415,127)	—	(76,519)	6,546	(491,646)

Financing activities:
Issuance of long-term debt	242,500	535,750	—	62,634	(305,134)	535,750
Issuance of related party debt	(242,500)	(62,634)	—	—	305,134	—
Repayment of long-term debt	—	(4,500)	—	(500)	—	(5,000)
Payment of debt issuance costs	(1,049)	(5,394)	—	—	—	(6,443)
Capital contributions, net	6,546	6,546	—	—	(6,546)	6,546
Other	—	(7,969)	—	—	—	(7,969)

Net cash provided by financing activities	5,497	461,799	—	62,134	(6,546)	522,884

Net increase (decrease) in cash and cash equivalents	(42)	211,532	—	1,338	—	212,828
Cash and cash equivalents at beginning of period	62	399,153	—	34,122	—	433,337

Cash and cash equivalents at end of period	$20	$610,685	$—	$35,460	$—	$646,165

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	the duration and severity of the current recession in the United States and changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute effectively on our other strategic activities;

•	our ability to obtain roaming services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	delays by existing U.S. government and other private sector wireless operations in clearing the Advanced Wireless Services, or AWS, spectrum, some of which users are permitted to continue using the spectrum for several years;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

Cricket service is offered by Cricket, a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations, and in the upper Midwest by Denali Spectrum Operations, LLC, or Denali Operations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC, or LCW Wireless, and owns an indirect non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali. LCW Wireless and Denali are designated entities under FCC regulations. We consolidate our interests in LCW Wireless and Denali in accordance with Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 46(R), “Consolidation of Variable Interest Entities,” or FIN 46(R), because these entities are variable interest entities and we will absorb a majority of their expected losses.

As of June 30, 2009, Cricket service was offered in 34 states and the District of Columbia and had approximately 4.5 million customers. As of June 30, 2009, we, LCW Wireless License, LLC, or LCW License (a wholly owned subsidiary of LCW Operations), and Denali Spectrum License Sub, LLC, or Denali License Sub (an indirect wholly owned subsidiary of Denali) owned wireless licenses covering an aggregate of approximately 179.4 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 91.1 million POPs as of June 30, 2009, which includes incremental POPs attributed to ongoing footprint expansion in existing markets. The licenses we and Denali purchased in the Federal Communications Commission’s, or FCC’s, auction for AWS spectrum, or Auction #66, together with the existing licenses we own, provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming Denali License Sub were to make available to us certain of its spectrum.

Our Cricket service offerings are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our primary Cricket service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plan combines unlimited local and U.S. long distance service from any Cricket service area with unlimited use of multiple calling features and messaging services. We also offer a flexible payment option, BridgePaytm, which gives our customers greater flexibility in the use and payment of our Cricket Wireless service and which we believe will help us to improve customer retention. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for one low, flat rate with no long-term commitments or credit checks. As of June 30, 2009, our Cricket Broadband service was available in all of our and our consolidated joint ventures’ Cricket markets. In addition, we also offer Cricket PAYGotm, a daily pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar. We began an introductory launch of Cricket PAYGo in select markets in October 2008, and in April 2009 we expanded the availability of the service to make Cricket PAYGo available in all of our and our consolidated joint ventures’ Cricket markets. During 2009, we will continue to evaluate the potential of this new Cricket service to extend our reach in the prepaid wireless market and to capture new opportunities for our business.

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets because we offer an attractive value proposition to our customers while utilizing a cost structure that is significantly lower than most of our competitors. As a result, we have continued activities to broaden our product portfolio and to expand and improve our network coverage and capacity. In addition to our new product offerings described above, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C. and Baltimore covering approximately 24 million additional POPs during the first half of 2009. We also continue to improve our network coverage and capacity in many of our existing markets and plan to deploy up to an additional 600 cell sites by the end of 2010 to enable us to provide improved service areas. In addition to our current business expansion efforts, we may pursue other activities to build our business. For example, we have identified new markets covering approximately 16 million additional POPs that we could elect to launch with Cricket service in the future using our wireless licenses. Other business expansion efforts could include (without limitation) the launch of new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, entering into partnerships with others to launch and operate additional markets or to reduce operating costs in existing markets, the acquisition of other wireless communications companies or complementary businesses or the deployment of next-generation network technology over the longer term. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License Sub hold include large regional areas covering both rural and metropolitan communities, we and Denali may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters for markets in operation for one year or longer, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, but generally expect that churn will gradually improve as the average tenure of customers in such markets increases. Sales activity and churn, however, can be strongly affected by other factors, including promotional activity, economic conditions and competitive actions, any of which may have the ability to reduce or outweigh certain seasonal effects or the relative amount of time a market has been in operation. From time to time, we offer programs to help promote customer activity for our wireless services. For example, since the second quarter of 2008 we have increased our use of a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket handset not currently in service. Customers accepting this offer receive a free month of service on the additional line of service after paying an activation fee. We believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our wireless services.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol service providers and traditional landline service providers, including telephone and cable companies. The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively-priced flat-rate service offerings. These service offerings have presented additional strong competition in markets in which our offerings overlap. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. We recently revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans. Depending on customer acceptance for our revised plans, these changes could impact our overall service plan product mix and result in lower average monthly revenue per customer. In addition, we recently revised certain features of our dealer compensation. The evolving competitive landscape has impacted our financial and operating results, and we expect that the continuing evolution of competition in our industry may result in more competitive pricing, slower growth, higher costs and increased customer turnover, as well as the possibility of requiring us to further modify our service plans, increase our handset subsidies or increase our dealer compensation in response to competition. We believe that our cost structure provides us with a significant advantage in responding to competitive offerings and enables us to revise our product and service offerings to attract and retain customers. Evolving competition, however, could adversely impact average monthly revenue per customer and decrease operating income before depreciation and amortization, or OIBDA, as well as free cash flow.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity through capital markets transactions. See “Liquidity and Capital Resources” below.

Among the most significant factors affecting our financial condition and performance from period to period have been our new market expansions and growth in customers, the impacts of which are reflected in our revenues and operating expenses. Throughout the last several years, we and our consolidated joint ventures have continued expanding existing market footprints and have launched additional markets, increasing the number of potential customers covered by our networks from approximately 27.7 million covered POPs as of December 31, 2005, to approximately 48.0 million covered POPs as of December 31, 2006, to approximately 53.2 million covered POPs as of December 31, 2007, to approximately 67.2 million covered POPs as of December 31, 2008 and to approximately 91.1 million covered POPs as of June 30, 2009. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 1.67 million customers as of December 31, 2005, to 2.23 million customers as of December 31, 2006, to 2.86 million customers as of December 31, 2007, to 3.84 million customers as of December 31, 2008 and to 4.54 million customers as of June 30, 2009. In addition, our total revenues have increased from $957.8 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.63 billion for fiscal 2007 and to $1.96 billion for fiscal 2008, and from $943.2 million for the six months ended June 30, 2008 to $1.18 billion for the six months ended June 30, 2009.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting the increase in customers, the costs associated with the launch of new products and markets and the broader variety of products and services provided to our customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to expansion into new markets, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $901.4 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.57 billion for fiscal 2007 and to $1.91 billion for fiscal 2008, and from $903.7 million for the six months ended June 30, 2008 to $1.16 billion for the six months ended June 30, 2009. During this period, we also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses. As a result, our interest expense has increased from $30.1 million for fiscal 2005, to $61.3 million for fiscal 2006, to $121.2 million for fiscal 2007 and to $158.3 million for fiscal 2008, and from $63.8 million for the six months ended June 30, 2008 to $90.9 million for the six months ended June 30, 2009.

Primarily as a result of the factors described above, our net income of $30.7 million for fiscal 2005 decreased to a net loss of $24.7 million for fiscal 2006, a net loss of $75.2 million for fiscal 2007 and a net loss of $141.6 million for the year ended December 31, 2008, and our net loss of $41.5 million for the six months ended June 30, 2008 increased to a net loss of $108.5 million for the six months ended June 30, 2009. We believe, however, that the significant initial costs associated with building out and launching new markets and further expanding our existing business will provide substantial future benefits as the new markets we have launched continue to develop, our existing markets mature and we continue to add subscribers and generate additional revenues.

We expect that we will continue to pursue business expansion activities for the next several years. We intend to be disciplined as we pursue these expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications. We expect to achieve increased revenues and incur higher operating expenses as our existing business grows and as we broaden our product portfolio and expand and improve our network coverage and capacity. Any significant new activities may require significant expenditures and may suffer cost overruns. Any such significant capital expenditures or increased operating expenses will decrease OIBDA and free cash flow for the periods in which we incur such costs. However, we are willing to incur such expenditures because we expect our business expansion activities will be beneficial to our business and create additional value for our stockholders.

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

In light of the current economic environment in the United States, we considered the fair value and recoverability of our wireless licenses and goodwill and have enhanced our discussion of our impairment testing policies below. The accounting estimates for our wireless licenses require management to make significant assumptions about fair value. Management’s assumptions regarding fair value require significant judgment about economic factors, industry factors and technology considerations, as well as about our business prospects. Changes in these judgments may have a significant effect on the estimated fair values of our indefinite-lived intangible assets.

Wireless Licenses

We, LCW Wireless and Denali operate broadband Personal Communications Services, or PCS, and AWS networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because we expect our subsidiaries and consolidated joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of our or our consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, we evaluate the remaining useful life of our indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, we test the wireless license for impairment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, and as more fully described below, on a quarterly basis, we evaluate the triggering event criteria outlined in SFAS 144 to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, we also test our wireless licenses for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on an annual basis. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell.

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

Impairment of Indefinite-Lived Intangible Assets

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, and as more fully described below, on a quarterly basis, we evaluate the triggering event criteria outlined in SFAS 144 to determine whether events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted during the third quarter of each year. We have not performed an interim impairment test subsequent to our annual impairment test performed as of September 30, 2008 because we have not identified events or changes in circumstances that have indicated that an impairment condition may exist.

Wireless Licenses

Our wireless licenses in our operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Our non-operating licenses are tested for impairment on an individual basis. As of June 30, 2009, the carrying values of our operating and non-operating wireless licenses were $1,867.9 million and $51.7 million, respectively. An impairment loss is recognized on our operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on our non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment losses are recorded as a reduction in the carrying value of the wireless license and charged to results of operations.

The valuation method we use to determine the fair value of our wireless licenses is the market approach. Under this method, we determine fair value by comparing our wireless licenses to sales prices of other wireless licenses of similar size and type that have been recently sold through government auctions and private transactions. As part of this market-level analysis, the fair value of each wireless license is evaluated and adjusted for developments or changes in legal, regulatory and technical matters, and for demographic and economic factors, such as population size, composition, growth rate and density, household and disposable income, and composition and concentration of the market’s workforce in industry sectors identified as wireless-centric (e.g., real estate, transportation, professional services, agribusiness, finance and insurance). The market approach is an appropriate method to measure the fair value of our wireless licenses since this method values the licenses based on the sales price that would be received for the licenses in an orderly transaction between market participants (i.e., an exit price).

As more fully described above, the most significant assumption used to determine the fair value of our wireless licenses is comparable sales transactions. Other assumptions used in determining fair value include developments or changes in legal, regulatory and technical matters as well as demographic and economic factors. Changes in comparable sales prices would generally result in a corresponding change in fair value. For example, a ten percent decline in comparable sales prices would generally result in a ten percent decline in fair value. However, a decline in comparable sales would likely require further adjustment to fair value to capture more recent macro-economic changes and changes in the demographic and economic characteristics unique to our wireless licenses, such as population size, composition, growth rate and density, household and disposable income, and the extent of the wireless-centric workforce in the markets covered by our wireless licenses. Spectrum auctions and comparables sales transactions in recent periods have resulted in modest increases to the aggregate fair value of our wireless licenses as increases in fair value in larger markets were slightly offset by decreases in fair value in markets with lower population densities. In addition, favorable developments in technical matters such as spectrum clearing and handset availability have positively impacted the fair value of a significant portion of our wireless licenses. Partially offsetting these increases in value were demographic and economic-related adjustments that were required to capture current economic developments. These demographic and economic factors resulted in a decline in fair value for certain of our wireless licenses.

As a result of the valuation analysis discussed above, the fair value of our wireless licenses increased by approximately 3% from September 2007 to September 2008 (as adjusted to reflect the effects of our acquisitions and dispositions of wireless licenses during the period). As of September 30, 2008, the fair value of our wireless licenses significantly exceeded their carrying value. At that time, the aggregate fair value of our individual wireless licenses was $2,237.3 million, which when compared to their respective aggregate carrying value of $1,836.6 million, yielded significant excess fair value.

As of September 30, 2008, the aggregate fair value and carrying value of our individual operating wireless licenses was $2,173.2 million and $1,783.6 million, respectively. If the fair value of our operating wireless licenses had declined by 10% as of September 30, 2008, we would not have recognized any impairment loss. As of September 30, 2008, the aggregate fair value and carrying value of our individual non-operating wireless licenses was $64.1 million and $53.0 million, respectively. If the fair value of our non-operating wireless licenses had declined by 10% as of September 30, 2008, we would have recognized an impairment loss of approximately $2.2 million.

In connection with our quarterly evaluations of the triggering event criteria outlined in SFAS 144, we considered the impact of general economic conditions in the United States and considered:

•	whether there had been a significant decrease in the market price of our wireless licenses based on recent market transactions, including our recent spectrum purchases, exchanges and contributions,

•	whether there had been a significant adverse change in the extent or manner in which our wireless licenses were being used,

•	whether there had been a significant adverse change in legal factors or in the business climate that could affect the value of our wireless licenses,

•	whether there had been an accumulation of costs in excess of the amount originally expected for the acquisition or construction of our wireless licenses and networks, and

•	whether there had been plans to sell or otherwise dispose of our wireless licenses at amounts less than their respective carrying values.

Based on our consideration of these factors in the aggregate, we have not identified triggering events or changes in circumstances since September 30, 2008 that have indicated an impairment condition may exist.

Goodwill

The goodwill impairment test involves a two-step process. First, the book value of our net assets, which are combined into a single reporting unit for purposes of the impairment test of goodwill, is compared to the fair value of our net assets. The fair value of our net assets is primarily based on our market capitalization. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any. We have not identified triggering events or changes in circumstances that have indicated an impairment condition may exist.

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations for the three and six months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,
		% of 2009		% of 2008	Change from
		Service		Service	Prior Year
	2009	Revenues	2008	Revenues	Dollars	Percent

Revenues:
Service revenues	$541,585		$417,143		$124,442	29.8%
Equipment revenues	55,823		57,715		(1,892)	(3.3)%

Total revenues	597,408		474,858		122,550	25.8%

Operating expenses:
Cost of service	154,567	28.5%	118,857	28.5%	35,710	30.0%
Cost of equipment	127,775	23.6%	105,127	25.2%	22,648	21.5%
Selling and marketing	96,688	17.9%	74,276	17.8%	22,412	30.2%
General and administrative	90,938	16.8%	77,233	18.5%	13,705	17.7%
Depreciation and amortization	99,621	18.4%	86,167	20.7%	13,454	15.6%

Total operating expenses	569,589	105.2%	461,660	110.7%	107,929	23.4%
Gain (loss) on sale or disposal of assets	(1,554)	(0.3)%	1,252	0.3%	(2,806)	(224.1)%

Operating income	$26,265	4.8%	$14,450	3.5%	$11,815	81.8%

	Six Months Ended June 30,
		% of 2009		% of 2008	Change from
		Service		Service	Prior Year
	2009	Revenues	2008	Revenues	Dollars	Percent

Revenues:
Service revenues	$1,055,590		$816,072		$239,518	29.4%
Equipment revenues	128,805		127,170		1,635	1.3%

Total revenues	1,184,395		943,242		241,153	25.6%

Operating expenses:
Cost of service	298,911	28.3%	230,027	28.2%	68,884	29.9%
Cost of equipment	285,571	27.1%	219,348	26.9%	66,223	30.2%
Selling and marketing	200,211	19.0%	132,376	16.2%	67,835	51.2%
General and administrative	187,115	17.7%	153,140	18.8%	33,975	22.2%
Depreciation and amortization	189,354	17.9%	168,806	20.7%	20,548	12.2%

Total operating expenses	1,161,162	110.0%	903,697	110.7%	257,465	28.5%
Gain on sale or disposal of assets	2,027	0.2%	961	0.1%	1,066	110.9%

Operating income	$25,260	2.4%	$40,506	5.0%	$(15,246)	(37.6)%

The following tables summarize customer activity for the three and six months ended June 30, 2009 and 2008:

			Change
For the Three Months Ended June 30(1):	2009	2008	Amount	Percent

Gross customer additions	790,933	542,005	248,928	45.9%
Net customer additions	202,767	171,171	31,596	18.5%
Weighted-average number of customers	4,432,381	3,162,028	1,270,353	40.2%

			Change
For the Six Months Ended June 30(1):	2009	2008	Amount	Percent

Gross customer additions	1,680,844	1,092,525	588,319	53.8%
Net customer additions	695,520	401,233	294,287	73.3%
Weighted-average number of customers	4,245,621	3,059,252	1,186,369	38.8%

As of June 30:
Total customers	4,540,180	3,305,251	1,234,929	37.4%

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Service Revenues

Service revenues increased $124.4 million, or 29.8%, for the three months ended June 30, 2009 compared to the corresponding period of the prior year. This increase resulted from a 40.2% increase in average total customers due to new market launches, existing market customer growth and customer acceptance of our Cricket Broadband service. This increase was partially offset by a 7.4% decline in average monthly revenues per customer. The decline in average monthly revenues per customer reflected increased churn in our recently launched markets resulting from the number of customers new to Cricket service, changes in product mix for our traditional Cricket Wireless service plans, and increased customer acceptance of our Cricket Broadband and Cricket PAYGo services, which are generally priced lower than our most popular Cricket Wireless service plans.

Service revenues increased $239.5 million, or 29.4%, for the six months ended June 30, 2009 compared to the corresponding period of the prior year. This increase resulted from a 38.8% increase in average total customers due to new market launches, existing market customer growth and customer acceptance of our Cricket Broadband service. This increase was partially offset by a 6.8% decline in average monthly revenues per customer. The decline in average monthly revenues per customer reflected increased churn in our recently launched markets resulting from the number of customers new to Cricket service, changes in product mix for our traditional Cricket Wireless service plans, and increased customer acceptance of our Cricket Broadband and Cricket PAYGo services, which are generally priced lower than our most popular Cricket Wireless service plans.

Equipment Revenues

Equipment revenues decreased $1.9 million, or 3.3%, for the three months ended June 30, 2009 compared to the corresponding period of the prior year. A 48% increase in handset sales volume was more than offset by a reduction in the average revenue per handset sold. The reduction in the average revenue per handset sold was primarily due to the expansion of our low-cost handset offerings and various handset promotions offered to customers.

Equipment revenues increased $1.6 million, or 1.3%, for the six months ended June 30, 2009 compared to the corresponding period of the prior year. A 46% increase in handset sales volume was offset by a reduction in the average revenue per handset sold. The reduction in the average revenue per handset sold was primarily due to the expansion of our low-cost handset offerings and various handset promotions offered to customers.

Cost of Service

Cost of service increased $35.7 million, or 30.0%, for the three months ended June 30, 2009 compared to the corresponding period of the prior year. The most significant factor contributing to the increase in cost of service was the increase in our fixed costs due to our newly launched markets and the resultant increase in our network footprint and supporting infrastructure. The number of potential customers covered by our networks increased from approximately 61.7 million covered POPs as of June 30, 2008 to approximately 91.1 million covered POPs as of June 30, 2009. As a percentage of service revenues, cost of service remained consistent at 28.5% compared to the prior year period.

Cost of service increased $68.9 million, or 29.9%, for the three months ended June 30, 2009 compared to the corresponding period of the prior year. The most significant factor contributing to the increase in cost of service was the increase in our fixed costs due to our newly launched markets and the resultant increase in our network footprint and supporting infrastructure. The number of potential customers covered by our networks increased from approximately 61.7 million covered POPs as of June 30, 2008 to approximately 91.1 million covered POPs as of June 30, 2009. As a percentage of service revenues, cost of service increased to 28.3% from 28.2% in the prior year period, primarily resulting from an increase in network operating costs as a percentage of service revenues due to the recent launch of our largest markets.

Cost of Equipment

Cost of equipment increased $22.6 million, or 21.5%, for the three months ended June 30, 2009 compared to the corresponding period of the prior year. A 48% increase in handset sales volume was partially offset by a reduction in the average cost per handset sold, primarily due to the expansion of our low-cost handset offerings.

Cost of equipment increased $66.2 million, or 30.2%, for the six months ended June 30, 2009 compared to the corresponding period of the prior year. A 46% increase in handset sales volume was partially offset by a reduction in the average cost per handset sold, primarily due to the expansion of our low-cost handset offerings.

Selling and Marketing Expenses

Selling and marketing expenses increased $22.4 million, or 30.2%, for the three months ended June 30, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 17.9% from 17.8% in the prior year period. This percentage increase was largely attributable to a 0.4% increase in store and staffing costs as a percentage of service revenues due to market launches in the current period, offset by a 0.3% decrease in media and advertising costs as a percentage of service revenues.

Selling and marketing expenses increased $67.8 million, or 51.2%, for the six months ended June 30, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 19.0% from 16.2% in the prior year period. This percentage increase was largely attributable to a 1.6% increase in media and advertising costs as a percentage of service revenues primarily reflecting costs associated with the launch of our largest markets during the first half of 2009. In addition, there was a 1.2% increase in store and staffing costs as a percentage of service revenues due to our market launches in the first half of 2009.

General and Administrative Expenses

General and administrative expenses increased $13.7 million, or 17.7%, for the three months ended June 30, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 16.8% from 18.5% in the prior year period due to the increase in service revenues and consequent benefits of scale.

General and administrative expenses increased $34.0 million, or 22.2%, for the six months ended June 30, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 17.7% from 18.8% in the prior year period due to the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $13.5 million, or 15.6%, for the three months ended June 30, 2009 compared to the corresponding period of the prior year and increased $20.5 million, or 12.2%, for the six months ended June 30, 2009 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property and equipment, net from approximately $1,541.9 million as of June 30, 2008 to approximately $2,061.6 million as of June 30, 2009, in connection with the build-out and launch of our new markets throughout 2008 and the six months ended June 30, 2009 and the improvement and expansion of our networks in existing markets. Customer lists recorded during our emergence from bankruptcy were fully amortized by the end of 2008.

Gain (Loss) on Sale or Disposal of Assets

During the three months ended June 30, 2009, we recognized losses of approximately $1.6 million upon the disposal of certain of our property and equipment.

As more fully described below and in Note 7 to our condensed consolidated financial statements in “Part I — Item 1. Financial Statements” included in this report, we completed the exchange of certain wireless spectrum with MetroPCS Communications, Inc., or MetroPCS, during the first half of 2009. We recognized a non-monetary net gain of approximately $4.4 million upon the closing of the transaction. This net gain was partially offset by approximately $2.4 million in losses we recognized upon the disposal of certain of our property and equipment during the first half of 2009.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009	2008	Change

Equity in net income (loss) of investee	$515	$(295)	$810
Interest income	642	2,586	(1,944)
Interest expense	(49,060)	(30,401)	(18,659)
Other expense, net	(46)	(307)	261
Loss on extinguishment of debt	(26,310)	—	(26,310)
Income tax expense	(13,189)	(10,679)	(2,510)

	Six Months Ended June 30,
	2009	2008	Change

Equity in net income (loss) of investee	$1,994	$(1,357)	$3,351
Interest income	1,587	7,367	(5,780)
Interest expense	(90,911)	(63,758)	(27,153)
Other expense, net	(109)	(4,343)	4,234
Loss on extinguishment of debt	(26,310)	—	(26,310)
Income tax expense	(20,054)	(19,957)	(97)

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Equity in Net Income (Loss) of Investee

Equity in net income (loss) of investee reflects our share of net income (losses) in a regional wireless service provider in which we hold an investment.

Interest Income

Interest income decreased $1.9 million during the three months ended June 30, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to changes in the mix of our investment portfolio and to a decline in interest rates from the corresponding period of the prior year. Currently, the majority of our portfolio consists of lower-yielding Treasury bills.

Interest income decreased $5.8 million during the six months ended June 30, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to changes in the mix of our investment portfolio and to a decline in interest rates from the corresponding period of the prior year. Currently, the majority of our portfolio consists of lower-yielding Treasury bills.

Interest Expense

Interest expense increased $18.7 million during the three months ended June 30, 2009 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $300 million of unsecured senior notes and $250 million of convertible senior notes in June 2008, our issuance of $1,100 million of senior secured notes in June 2009 and the increase in the interest rate applicable to our $895.5 million term loan under an amendment to our former amended and restated credit agreement, or Credit Agreement, in June 2008. We capitalized $7.0 million of interest during the three months ended June 30, 2009 compared to $13.1 million of capitalized interest during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out. We expect future capitalized interest to be less significant given the recent completion of our launches of our largest markets. See “— Liquidity and Capital Resources” below.

Interest expense increased $27.2 million during the six months ended June 30, 2009 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $300 million of unsecured senior secured notes and $250 million of convertible senior notes in June 2008, our issuance of $1,100 million of senior notes in June 2009 and the increase in the interest rate applicable to our $895.5 million term loan under an amendment to our former Credit Agreement in June 2008. We capitalized $19.2 million of interest during the six months ended June 30, 2009 compared to $26.1 million of capitalized interest during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out. We expect future capitalized interest to be less significant given the recent completion of our launches of our largest markets. See “— Liquidity and Capital Resources” below.

Loss on Extinguishment of Debt

In connection with our issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, as more fully described below, we repaid all principal amounts outstanding under our Credit Agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, a prepayment premium of $17.5 million and a payment of $8.5 million in connection with the unwinding of associated interest rate swap agreements. In connection with such repayment, the Company terminated the Credit Agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the Credit Agreement, we recognized a $26.3 million loss on extinguishment of debt, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with our interest rate swaps.

Income Tax Expense

The computation of our annual effective tax rate includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting our ordinary income (loss). Our projected ordinary income tax expense for the full year 2009, which excludes the effect of discrete items, consists primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. Because our projected 2009 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result, and in accordance with paragraph 82 of FIN 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28,” we have calculated our provision for income taxes for the three and six months ended June 30, 2009 and 2008 based on the actual effective tax rate by applying the actual effective tax rate to the year-to-date income.

During the three and six months ended June 30, 2009, we recorded income tax expense of $13.2 million and $20.1 million, respectively, compared to income tax expense of $10.7 million and $20.0 million for the three and six months ended June 30, 2008, respectively. The increase in income tax expense during the three months ended June 30, 2009 related primarily to tax expense resulting from the termination of our interest rate swaps and the associated release of income taxes previously recorded in accumulated other comprehensive income. The increase in income tax expense during the six months ended June 30, 2009 was attributable to several factors, including the termination of our interest rate swaps and an increase to our Texas Margins Tax, or TMT, liability, offset by a decrease in our effective state income tax rate as a result of the enactment of the California Budget Act of 2008, which was signed into law on February 20, 2009, and which will permit taxpayers to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. This decrease in our effective state income tax rate resulted in a decrease in our net deferred tax liability and a corresponding decrease in our income tax expense.

We expect that we will recognize income tax expense for the full year 2009 despite the fact that we have recorded a full valuation allowance on almost all of our deferred tax assets. This result is because of the deferred tax effect of the amortization of wireless licenses and tax basis goodwill for income tax purposes.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss, or NOL, carryforwards, capital loss carryforwards and income tax credits. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. Included in our deferred tax assets as of June 30, 2009 were federal NOL carryforwards of approximately $1.2 billion (which will begin to expire in 2022) and state NOL carryforwards of approximately $1.2 billion ($32.2 million of which will expire at the end of 2009), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment, we have weighed the positive and negative factors with respect to this determination and, at this time, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of a $2.4 million TMT credit. We will continue to closely monitor the positive and negative factors to assess whether we are required to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision.

In accordance with SFAS No. 141(R), which was effective for us on January 1, 2009, any reduction in our valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

Subscriber Recognition and Disconnect Policies

We recognize a new customer as a gross addition in the month that he or she activates a Cricket service. We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated. The customer must pay his or her monthly service amount by the payment due date or his or her service will be suspended. Cricket Wireless customers, however, may elect to purchase our BridgePay service, which would entitle them to an additional seven days of service. When service is suspended, the customer is generally not able to make or receive calls or access the internet via our Cricket Broadband service, as applicable. Any call attempted by a suspended Cricket Wireless customer is routed directly to our customer service center in order to arrange payment. In order to re-establish Cricket Wireless or Cricket Broadband service, a customer must make all past-due payments and pay a reactivation charge. For our Cricket Wireless and Cricket Broadband services, if a new customer does not pay all amounts due on his or her first bill within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which the customer’s service was discontinued. If a Cricket Wireless or Cricket Broadband customer has made payment on his or her first bill and in a subsequent month does not pay all amounts due within 30 days of the due date, the account is disconnected and counted as churn. For Cricket Wireless customers who have elected to use BridgePay to receive an additional seven days of service, those customers must still pay all amounts otherwise due on their Cricket Wireless account within 30 days of the original due date or their account will also be disconnected and counted as churn. Pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Customers for our Cricket PAYGo service are generally disconnected from service and counted as churn if they have not replenished or “topped up” their account within 60 days after the end of their current term of service.

Customer turnover, frequently referred to as churn, is an important business metric in the telecommunications industry because it can have significant financial effects. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broad customer base and, as a result, some of our customers may be more likely to have their service terminated due to an inability to pay.

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

The following table shows metric information for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008

ARPU	$40.73	$43.97
CPGA	$201	$205
CCU	$18.42	$21.01
Churn	4.4%	3.8%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended June 30,
	2009	2008

Selling and marketing expense	$96,688	$74,276
Less share-based compensation expense included in selling and marketing expense	(1,466)	(1,179)
Plus cost of equipment	127,775	105,127
Less equipment revenue	(55,823)	(57,715)
Less net loss on equipment transactions unrelated to initial customer acquisition	(8,392)	(9,389)

Total costs used in the calculation of CPGA	$158,782	$111,120
Gross customer additions	790,933	542,005

CPGA	$201	$205

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	June 30,
	2009	2008

Cost of service	$154,567	$118,857
Plus general and administrative expense	90,938	77,233
Less share-based compensation expense included in cost of service and general and administrative expense	(8,941)	(6,155)
Plus net loss on equipment transactions unrelated to initial customer acquisition	8,392	9,389

Total costs used in the calculation of CCU	$244,956	$199,324
Weighted-average number of customers	4,432,381	3,162,028

CCU	$18.42	$21.01

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $713.8 million in unrestricted cash, cash equivalents and short-term investments as of June 30, 2009. We generated $143.8 million of net cash from operating activities during the six months ended June 30, 2009, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. In addition, we generated $428.7 million of net cash from financing activities during the six months ended June 30, 2009, which included proceeds from our issuance of senior secured notes and sale of Leap common stock in June 2009. From time to time, we may generate additional liquidity through future capital markets transactions.

We believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts. These current business expansion efforts, which are described below, include activities to broaden our product portfolio and to expand and improve our network coverage and capacity.

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial and operating performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected financial and operating results, the competitive landscape and other factors. In evaluating our liquidity and managing our financial resources, we plan to maintain what we consider to be at least a reasonable surplus of unrestricted cash, cash equivalents and short-term investments to be available, if necessary, to address unanticipated variations or changes in working capital, operating and capital requirements, and our financial and operating performance. If cash generated from operations were to be adversely impacted by substantial changes in our projected financial and operating performance (for example, as a result of unexpected effects associated with the current economic downturn, further changes in general economic conditions, higher interest rates, increased competition in our markets, slower-than-anticipated growth or customer acceptance of our products or services, increased churn or other factors), we believe that we could manage our expenditures, including capital expenditures, to the extent we deemed necessary, to match our capital requirements to our available liquidity. Our projections regarding future capital and operating requirements and liquidity are based upon current operating, financial and competitive information and projections regarding our business and its financial performance. There are a number of risks and uncertainties (including the risks to our business described above and others set forth in this report in Part II — Item 1A. under the heading entitled “Risk Factors”) that could cause our financial and operating results and capital requirements to differ materially from our projections and that could cause our liquidity to differ materially from the assessment set forth above.

Our current business expansion efforts include activities to broaden our product portfolio and to expand and improve our network coverage and capacity. We have introduced two new product offerings, Cricket Broadband and Cricket PAYGo, in all of our and our consolidated joint ventures’ markets to complement our Cricket Wireless service. In addition, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C. and Baltimore covering approximately 24 million additional POPs in the first half of 2009. We also continue to improve our network coverage and capacity in many of our existing markets and plan to deploy up to an additional 600 cell sites by the end of 2010 to enable us to provide improved service areas.

Our current business operations and expansion efforts require significant expenditures. Our operating expenses for the year ended December 31, 2008 and for the six months ended June 30, 2009 were $1,912.0 million and $1,161.2 million, respectively. In addition, we and our consolidated joint ventures made approximately $795.7 million and $425.9 million in capital expenditures, including related capitalized interest costs, during the year ended December 31, 2008 and the six months ended June 30, 2009, respectively, primarily to support the launch of new markets, the expansion and improvement of our existing wireless networks and the deployment of EvDO technology. Total capital expenditures for 2009, excluding capitalized interest costs, are expected to be between $650 million and $700 million. As described above, we believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts.

In addition to our current business expansion efforts, we may pursue other activities to build our business. For example, we have identified new markets covering approximately 16 million additional POPs that we could elect to launch with Cricket service in the future using our wireless licenses. Other business expansion efforts could include (without limitation) the launch of new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, entering into partnerships with others to launch and operate additional markets or to reduce operating costs in existing markets, the acquisition of other wireless communications companies or complementary businesses or the deployment of next-generation network technology over the longer term. We do not intend to pursue any of these other business expansion activities at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business expansion efforts and any such other activities.

As of June 30, 2009, we had $2,750 million in senior indebtedness outstanding, which comprised $1,100 million of 9.375% unsecured senior notes due 2014, $250 million of 4.5% convertible senior notes due 2014, $300 million of 10.0% unsecured senior notes due 2015 and $1,100 million of 7.75% senior secured notes due 2016, as more fully described below. The indentures governing Cricket’s secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness beyond specified thresholds.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts to monitor our ability to service our debt and to consider additional available debt capacity under the indentures governing Cricket’s secured and unsecured senior notes. In addition, as the new markets and product offerings that we have launched continue to develop and our existing markets mature, we expect that increased cash flows will ultimately result in improvements in our consolidated leverage ratio. In addition, our $2,750 million of secured and unsecured senior notes and convertible senior notes all bear interest at a fixed rate, although we continue to review changes and trends in interest rates to evaluate possible hedging activities we could consider implementing. In light of the actions described above, our expected cash flows from operations, and our ability to manage our capital expenditures and other business expenses as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $37.8 million, or 20.8%, for the six months ended June 30, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to decreased operating income, reflecting increased expenses associated with the launch of our largest markets during the first half of 2009.

Investing Activities

Net cash used in investing activities was $600.5 million during the six months ended June 30, 2009, which included the effects of the following transactions:

•	During the six months ended June 30, 2009, we and our consolidated joint ventures purchased $425.9 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	In June 2009, we completed our purchase of certain wireless spectrum in St. Louis for approximately $27.2 million.

•	During the six months ended June 30, 2009, we made investment purchases of $436.1 million, offset by sales or maturities of investments of $290.6 million.

Financing Activities

Net cash provided by financing activities was $428.7 million during the six months ended June 30, 2009, which included the effects of the following transactions:

•	During the six months ended June 30, 2009, we issued $1,100 million of senior secured notes, and we used a portion of the $1,057.5 million net cash proceeds from the issuance to repay all principal amounts outstanding under our Credit Agreement, which amounted to $875.3 million. In addition, we incurred $14.1 million in debt issuance costs in connection with the issuance of the senior secured notes. Additionally, we made payments of $2.3 million under our former Credit Agreement during the first quarter of 2009 and LCW Operations made payments of $2.4 million under its senior secured credit agreement during the first half of 2009.

•	During the six months ended June 30, 2009, we sold an aggregate of 7,000,000 shares of Leap common stock in an underwritten public offering, resulting in aggregate net proceeds of $263.7 million. In addition, during the six months ended June 30, 2009, we issued common stock upon the exercise of stock options held by our employees, resulting in aggregate net proceeds of $2.2 million.

Senior Secured Credit Facilities

Cricket Communications

In connection with our issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, as more fully described below, we repaid all principal amounts outstanding under our Credit Agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, a prepayment premium of $17.5 million and a payment of $8.5 million in connection with the unwinding of associated interest rate swap agreements. In connection with such repayment, we terminated the Credit Agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the Credit Agreement, we recognized a $26.3 million loss on extinguishment of debt, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with our interest rate swaps.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin (ranging from 2.7% to 6.3%). At June 30, 2009, the effective interest rate on the term loans was 4.4%, and the outstanding indebtedness was $36.1 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three-month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW License (a wholly owned subsidiary of LCW Operations), and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the loans are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.1 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, or EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. As of June 30, 2009, LCW Operations was alleged to have not been in compliance with a nonfinancial covenant in its senior secured credit agreement. Any such noncompliance was cured in July 2009.

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium we received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At June 30, 2009, the effective interest rate on the $350 million of senior notes was 9.0%, which includes the effect of the premium amortization.

The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears, which interest payments commenced in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

Prior to November 1, 2009, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to November 1, 2010, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at November 1, 2010 plus (2) all remaining required interest payments due on such notes through November 1, 2010 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after November 1, 2010, at a redemption price of 104.688% and 102.344% of the principal amount thereof if redeemed during the twelve months beginning on November 1, 2010 and 2011, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on November 1, 2012 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

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

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the secured and unsecured senior notes described above and below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including under the senior secured notes described below, to the extent of the value of the assets securing such obligations.

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

In connection with the private placement of the convertible senior notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed, under certain circumstances, to use commercially reasonable efforts to cause a shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations were not performed. However, our obligation to file, have declared effective or maintain the effectiveness of a shelf registration statement (and pay additional interest) is suspended to the extent and during the periods that the notes are eligible to be transferred without registration under the Securities Act of 1933, as amended, or the Securities Act, by a person who is not an affiliate of ours (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. We did not issue any of the convertible senior notes to any of our affiliates. As a result, in June 2009 following the first anniversary of the issue date, the notes became eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions, and on July 3, 2009 the restrictive legends were removed from the notes. Accordingly, we have no further obligation to pay additional interest on the notes.

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

Prior to July 15, 2011, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.0% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to July 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at July 15, 2012 plus (2) all remaining required interest payments due on such notes through July 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after July 15, 2012, at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months beginning on July 15, 2012 and 2013, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on July 15, 2014 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

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

In connection with the private placement of these senior notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed, under certain circumstances, to use reasonable best efforts to offer registered notes in exchange for the notes or to cause a shelf registration statement covering the resale of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations were not performed. However, our obligation to file, have declared effective or maintain the effectiveness of a registration statement for an exchange offer or a shelf registration statement (and pay additional interest) is only triggered to the extent that the notes are not eligible to be transferred without registration under the Securities Act by a person who is not an affiliate of ours (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. We did not issue any of the senior notes to any of our affiliates. As a result, in June 2009 following the first anniversary of the issue date, the notes became eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions, and on July 3, 2009 the restrictive transfer legends were removed from the notes. Accordingly, we have no further obligation to pay additional interest on the notes.

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2009, the effective interest rate on the notes was 8.1%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commence in November 2009. The notes are guaranteed on a senior secured basis by Leap and each of its direct and indirect existing domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) and any future wholly owned domestic restricted subsidiary that guarantees any indebtedness of Cricket or a guarantor of the notes. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ senior secured obligations and are equal in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated indebtedness.

The notes and the guarantees are effectively senior to all of Leap’s, Cricket’s and the guarantors’ existing and future unsecured indebtedness (including Cricket’s $1.4 billion aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap’s $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the senior secured notes and the guarantees.

The notes and the guarantees are secured on a pari passu basis with all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 3.5 times Leap’s consolidated cash flow (excluding the consolidated cash flow of LCW Wireless and Denali) for the prior four fiscal quarters through December 31, 2010, stepping down to 3.0 times such consolidated cash flow for any such debt incurred after December 31, 2010 but on or prior to December 31, 2011, and to 2.5 times such consolidated cash flow for any such debt incurred after December 31, 2011.

The notes and the guarantees are effectively junior to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap’s consolidated cash flow (excluding the consolidated cash flow of LCW Wireless and Denali) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

The notes and the guarantees are secured on a first-priority basis, equally and ratably with any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt).

Prior to May 15, 2012, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to May 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, and additional interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at May 15, 2012 plus (2) all remaining required interest payments due on such notes through May 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after May 15, 2012, at a redemption price of 105.813%, 103.875% and 101.938% of the principal amount thereof if redeemed during the twelve months beginning on May 15, 2012, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on May 15, 2015 or thereafter, plus accrued and unpaid interest, and additional interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, and additional interest, if any, thereon to the repurchase date.

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

In connection with the private placement of the notes, we entered into a registration rights agreement with the purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event we do not meet the registration statement filing requirements. We currently intend to file a registration statement, have it declared effective and consummate any exchange offer within these time periods. Accordingly, we do not believe that payment under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the condensed consolidated financial statements.

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

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. Assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 and assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models for which the determination of fair value requires judgment and estimation. As of June 30, 2009, $2.6 million of our financial assets required fair value to be measured using Level 3 inputs.

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

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations. There was no transition adjustment as a result of our adoption of SFAS 157 given our historical practice of measuring and reporting our short-term investments and former interest rate swaps at fair value.

System Equipment Purchase Agreements

In 2007, we entered into certain system equipment purchase agreements which generally have a term of three years. In these agreements, we agreed to purchase and/or license wireless communications systems, products and services designed to be AWS functional at a current estimated cost to us of approximately $266 million, which commitments are subject, in part, to the necessary clearance of spectrum in the markets to be built. Under the terms of the agreements, we are entitled to certain pricing discounts, credits and incentives, which discounts, credits and incentives are subject to our achievement of our purchase commitments, and to certain technical training for our personnel. If the purchase commitment levels under the agreements are not achieved, we may be required to refund previous credits and incentives we applied to historical purchases.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

During the six months ended June 30, 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C. and Baltimore covering approximately 24 million additional POPs. We also continue to improve our network coverage and capacity in many of our existing markets and plan to deploy up to an additional 600 cell sites by the end of 2010 to enable us to provide improved service areas.

During the six months ended June 30, 2009 and 2008, we and our consolidated joint ventures made approximately $425.9 million and $338.3 million, respectively, in capital expenditures. These capital expenditures were primarily for the build-out of new markets, including related capitalized interest, expansion and improvement of our existing wireless networks, and the deployment of EvDO technology.

Capital expenditures for 2009 are expected to be between $650 million and $700 million, excluding capitalized interest, which reflects capital already spent or committed to launch and complete the build-out of new markets, capital expenditures required to support the ongoing growth and development of markets that have been in commercial operation for one year or more and other planned capital projects.

Other Acquisitions and Dispositions

In March 2009, we completed our exchange of certain wireless spectrum with MetroPCS. Under the spectrum exchange agreement, we acquired an additional 10 MHz of spectrum in San Diego, Fresno, Seattle and certain other Washington and Oregon markets, and MetroPCS acquired an additional 10 MHz of spectrum in Dallas-Ft. Worth, Shreveport-Bossier City, Lakeland-Winter Haven, Florida and certain other northern Texas markets. The carrying values of the wireless licenses transferred to MetroPCS under the spectrum exchange agreement were $45.6 million, and we recognized a non-monetary net gain of approximately $4.4 million upon the closing of the transaction.

On June 19, 2009, we completed our purchase of certain wireless spectrum. Under the license purchase agreement, we acquired an additional 10 MHz of spectrum in St. Louis for $27.2 million.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions (“FSP”), which were effective for interim and annual periods ending after June 15, 2009: (i) FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), (ii) FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”) and (iii) FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that an exit price is the appropriate basis for fair value measurements. Our adoption of FSP SFAS 157-4 did not have a material impact to our consolidated financial statements; however, if we were to conclude that there had been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, FSP SFAS 157-4 indicates that quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current “intent” and “ability” indicator in determining whether a debt security is other-than-temporarily impaired. Our adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact to our consolidated financial statements. FSP SFAS 107-1 and APB 28-1 enhances disclosure requirements for instruments under the scope of SFAS 157 for both interim and annual periods. Our adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact to our consolidated financial statements; however, we have enhanced our disclosures for our long-term debt.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS 167, which will be effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. SFAS 167 amends FIN 46(R), “Consolidation of Variable Interest Entities,” or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. We are currently evaluating what impact, if any, SFAS 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FAS No. 162,” or SFAS 168, which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. Our adoption of SFAS 168 will not have a material impact on our consolidated financial statements; however, we will be required to modify certain of our disclosures to include references to the FASB Accounting Standards Codification.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2009, approximately 1.3% of our indebtedness for borrowed money accrued interest at a variable rate, which comprised $36.1 million in outstanding term loans under LCW Operations’ senior secured credit facility, compared to approximately 21.6% of our indebtedness for borrowed money as of December 31, 2008. The reduction during the six months ended June 30, 2009 in the percentage of indebtedness accruing interest at a variable rate resulted from the repayment of all principal amounts outstanding under our former Credit Agreement and the unwinding of our associated interest rate swap agreements in connection with the issuance of $1,100 million of senior secured notes on June 5, 2009. Our senior secured, senior and convertible senior notes all bear interest at a fixed rate. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations.

Hedging Policy

Our policy is to maintain interest rate hedges to the extent that we believe them to be fiscally prudent. We do not engage in any hedging activities for speculative purposes.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Litigation

Freedom Wireless

On December 10, 2007, we were sued by Freedom Wireless, Inc., or Freedom Wireless, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that our Cricket unlimited voice service, in addition to our Jump® Mobile and Cricket by Week services, infringes claims under the patents at issue. On January 19, 2009, we and Freedom Wireless entered into an agreement to settle this lawsuit, and the parties are finalizing the terms of a license agreement which will provide Freedom Wireless with royalties on certain of our products and services.

Electronic Data Systems

On February 4, 2008, we and certain other wireless carriers were sued by Electronic Data Systems Corporation, or EDS, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS has alleged that the sale and marketing by us of prepaid wireless cellular telephone services infringe these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. In July 2009, the parties settled this matter.

DNT

On May 1, 2009, we were sued by DNT LLC, or DNT, in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that we use, encourage the use of, sell, offer for sale and/or import voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT’s patent. DNT alleges that our infringement is willful, and the complaint seeks an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys’ fees. On July 23, 2009, we filed an answer to the complaint as well as counterclaims.

Digital Technology Licensing

On April 21, 2009, we and certain other wireless carriers (including Hargray Wireless, a company we acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC, or DTL, in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that we and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that we and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. We are currently evaluating the complaint and are preparing to respond.

On The Go

On July 9, 2009, we and certain other wireless carriers were sued by On The Go, LLC, or OTG, in the United States District Court for the Northern District of Illinois, Eastern Division, for alleged infringement of U.S. Patent No. 7,430,554 entitled “Method and System For Telephonically Selecting, Addressing, and Distributing Messages.” OTG’s complaint alleges that we directly and indirectly infringe OTG’s patent by making, offering for sale, selling, providing, maintaining, and supporting our PAYGo prepaid mobile telephone service and system. The complaint seeks injunctive relief and unspecified damages, including interest and costs. We are currently evaluating the complaint and are preparing to respond.

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

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with us. Insurers under our directors’ and officers’ liability insurance policy for these matters have asserted that we are required to contribute to the payment of litigation costs and to any damages or settlement costs. We dispute this assertion. Due to the complex nature of the legal and factual issues involved, management believes that the defendants’ liability, if any, from the Whittington and AWG Lawsuits, any indemnity claims of the defendants against Leap, and any amounts we may be required to contribute to litigation costs, any damages award or settlement are not presently determinable.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits purporting to assert claims on behalf of Leap against certain of our current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that we were restating certain of our financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS Communications, Inc., or MetroPCS, and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants have filed motions to dismiss the amended federal complaint.

Leap and certain current and former officers and directors, and Leap’s independent registered public accounting firm, PricewaterhouseCoopers LLP, also have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California which consolidated several securities class action lawsuits initially filed between September 2007 and January 2008. Plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The consolidated complaint alleges that the defendants made false and misleading statements about Leap’s internal controls, business and financial results, and customer count metrics. The claims are based primarily on the November 9, 2007 announcement that we were restating certain of our financial statements and statements made in our August 7, 2007 second quarter 2007 earnings release. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. On January 9, 2009, the federal court granted defendants’ motions to dismiss the complaint for failure to state a claim. On February 23, 2009, defendants were served with an amended complaint which does not name PricewaterhouseCoopers LLP or any of Leap’s outside directors. Leap and the remaining individual defendants have moved to dismiss the amended complaint.

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

There have been no material changes to the Risk Factors described under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, as amended and supplemented by the Risk Factors described under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 filed with the SEC on May 11, 2009, other than:

•	changes to the Risk Factor below entitled “We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for Cricket Service,” which has been updated to reflect changes in the overall competitive environment;

•	changes to the Risk Factors below entitled “Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations,” “Despite Current Indebtedness Levels, We Are Permitted to Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated with Our Leverage,” “We or Our Joint Ventures May Be Unable to Refinance Our Indebtedness,” “Covenants in Our Indentures and Other Credit Agreements or Indentures That We May Enter Into in the Future May Limit Our Ability To Operate Our Business,” and “Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws, under Delaware Law, or in Our Indentures Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and, Therefore, Depress the Trading Price of Leap Common Stock,” which have been updated to reflect the issuance of senior secured notes, and the concurrent termination of and repayment of all amounts outstanding under our Credit Agreement, in June 2009; and

•	changes to the Risk Factor below entitled “Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs, and Our Ownership Is Highly Concentrated. Sales of a Significant Number of Shares by Large Stockholders May Adversely Affect the Market Price of Leap Common Stock,” which has been updated to reflect our agreement to register for resale additional shares of Leap common stock held by entities affiliated with one of our directors.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $61.2 million and $108.5 million for the three and six months ended June 30, 2009, respectively, and $141.6 million, $75.2 million and $24.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to operate our existing and newly launched markets and customer acceptance of our Cricket product offerings. We will experience higher operating expenses after we have launched business expansion efforts, including activities to broaden our product portfolio and to expand and improve our network coverage and capacity. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, competition in the wireless telecommunications market, our pace of new market launches and varying national economic conditions. Our current business plans assume that we will continue to increase our customer base over time, providing us with increased economies of scale. Our ability to continue to grow our customer base and achieve the customer penetration levels we currently believe are possible in our markets is subject to a number of risks, including, among other things, increased competition from existing or new competitors, higher than anticipated churn, our inability to increase our network capacity to meet increasing customer demand, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), changes in the demographics of our markets, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

General Economic Conditions May Adversely Affect Our Business, Financial Performance or Ability to Obtain Debt or Equity Financing on Reasonable Terms or at All.

Our business and financial performance are sensitive to changes in general economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, energy costs and other macro-economic factors. Recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions and economic recession continuing in 2009. Continued concerns about the systemic impact of potential long-term and widespread economic recession, high energy costs, geopolitical issues, the availability and cost of credit and unstable housing and mortgage markets have contributed to increased market volatility and diminished expectations for the economy. In addition, uncertainty and instability in the capital and credit markets and federal government interventions in the U.S. financial system, combined with volatile energy prices, declining business and consumer confidence and increased unemployment, have contributed to significant economic volatility. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets and the strength of counterparties has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike.

Continued market turbulence and recessionary conditions may materially adversely affect our business and financial performance in a number of ways. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broad customer base. As a result, during general economic downturns, including periods of decreased consumer confidence or high unemployment, we may have greater difficulty in gaining new customers within this base for our services and some of our existing customers may be more likely to terminate service due to an inability to pay than the average industry customer. In addition, continued recessionary conditions and tight credit conditions may adversely impact our vendors, some of which have filed for or may be considering bankruptcy, as well as suppliers and third-party dealers who could experience cash flow or liquidity problems, which could adversely impact our ability to distribute, market or sell our products and services. For example, during the second quarter of 2009, Nortel Networks, which has provided a significant amount of our network infrastructure, agreed to sell substantially all of its network operations to Ericsson. We also maintain investments in commercial paper and short-term investments in obligations of the U.S. government and government agencies. Volatility and uncertainty in the financial markets could result in losses in these investments. As a result, sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition, general economic conditions have significantly affected the ability of many companies to raise additional funding in the capital markets. For example, U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and resulting in the general unavailability of many forms of debt financing. Although conditions in the U.S. credit markets have recently improved, continued uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. These general economic conditions have also adversely affected the trading prices of equity securities of many U.S. companies, including Leap, and could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. If we require additional capital to fund any activities we elect to pursue in addition to our current business expansion efforts and were unable to obtain such capital on terms that we found acceptable or at all, we would likely reduce our investments in such activities or re-direct capital otherwise available for our business expansion efforts. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

If We Experience Low Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors, in addition to the macro-economic factors described above, including the size of our calling areas, network performance and reliability issues, our handset and service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer perceptions of our services, customer care quality, wireless number portability and higher deactivation rates among less-tenured customers we gained as a result of our new market launches. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Managing these factors and customers’ expectations is essential in attracting and retaining customers. Although we have implemented programs to attract new customers and address customer turnover, we cannot assure you that these programs or our strategies to address customer acquisition and turnover will be successful. In addition, we and Denali Operations launched a significant number of new Cricket markets in 2008 and through the first half of 2009. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, although we generally expect that churn will gradually improve as the average tenure of customers in such markets increases. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investment, and May Continue to Invest, in Joint Ventures That We Do Not Control.

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

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for Cricket Service.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, voice-over-internet-protocol service providers and traditional landline service providers, including telephone and cable companies. Some of these competitors are able to offer bundled service offerings which package wireless service offerings with additional service offerings, such as landline phone service, cable or satellite television, media and internet, that we may not be able to duplicate at competitive prices.

Many of these competitors have greater name and brand recognition, larger spectrum holdings, larger footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with better or more extensive features or options than those we currently provide, offer the latest and most popular handsets through exclusive vendor arrangements, market to broader customer segments, offer service over larger geographic areas, or purchase equipment, supplies, handsets and services at lower prices than we can. As handset selection and pricing become increasingly important to customers, our inability to offer customers the latest and most popular handsets as a result of exclusive dealings between handset manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with unlimited service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. Some of our competitors offer rate plans substantially similar to Cricket’s service plans or products that customers may perceive to be similar to Cricket’s service plans in markets in which we offer wireless service. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer flat-rate unlimited service offerings. Sprint Nextel also offers a competitively-priced flat-rate unlimited service offering under its Boost Unlimited brand, which is very similar to our Cricket Wireless service. In addition, T-Mobile recently introduced an unlimited postpaid plan for certain of its current customers that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer or have recently introduced competitively-priced service offerings. For example, Tracfone Wireless recently introduced a wireless offering under its “Straight Talk” brand using Verizon’s wireless network. In addition, Virgin Mobile offers a wireless offering using Sprint Nextel’s network, and Sprint Nextel recently announced plans to acquire the company. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. For example, T-Mobile offers a FlexPay plan which permits customers to pay in advance for its post-pay plans and avoid overage charges, and an internet-based service upgrade which permits wireless customers to make unlimited local and long-distance calls from their home phone in place of a traditional landline phone service. These various service offerings described above have presented additional strong competition in markets in which our offerings overlap.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. We recently revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans. Depending on customer acceptance for our revised plans, these changes could impact our overall service plan product mix and result in lower average monthly revenue per customer. In addition, we recently revised certain features of our dealer compensation. The evolving competitive landscape has impacted our financial and operating results, and we expect that the continuing evolution of competition in our industry may result in more competitive pricing, slower growth, higher costs and increased customer turnover, as well as the possibility of requiring us to further modify our service plans, increase our handset subsidies or increase our dealer compensation in response to competition. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

In light of the current FCC order, we cannot provide assurances that we will be able to continue to provide roaming services for our customers across the nation or that we will be able to provide such services on a cost effective basis. We may be unable to enter into or maintain roaming arrangements for voice services at reasonable rates, including in areas in which we hold wireless licenses or have usage rights but have not yet constructed wireless facilities, and we may be unable to secure reasonable roaming arrangements for our data services. Our inability to obtain these roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

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

We May Incur Substantial Costs in Connection With Any Build-Out of New Markets, and Any Delays or Cost Increases in the Build-Out of Our New Markets Could Adversely Affect Our Business.

Our ability to achieve our strategic objectives depends, in part, on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including the licenses that we and Denali acquired in Auction #66 and any licenses that we may acquire from third parties. During the six months ended June 30, 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C. and Baltimore covering approximately 24 million additional POPs. In addition, we have identified new markets covering approximately 16 million additional POPs that we could elect to launch with Cricket service in the future using our wireless licenses.

Large-scale construction projects for the build-out of any new markets will require significant capital expenditures and may suffer cost overruns. In addition, we expect to incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Significant capital expenditures and increased operating expenses, including in connection with the build-out and launch of new markets, decrease OIBDA and free cash flow for the periods in which we incur such costs. If we are unable to fund the build-out of any new markets that we determine to launch with our existing cash and our cash generated from operations, we may be required to defer the build-out of certain markets or to raise additional equity capital or incur further indebtedness, which we cannot guarantee would be available to us on acceptable terms or at all. In addition, the build-out of any new markets may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.

Portions of the AWS spectrum that we and Denali License Sub hold are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We and Denali considered the estimated cost and time-frame required to clear the spectrum prior to placing bids in Auction #66. However, the actual cost of clearing the spectrum in any new markets could exceed our estimated costs. Furthermore, delays in the provision of federal funds to relocate government users, or difficulties in negotiating with incumbent government and commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we could launch commercial services in any new markets we elect to launch. In addition, to the extent that we or Denali Operations are operating on AWS spectrum and a federal government agency believes that our planned or ongoing operations interfere with its current uses, we may be required to immediately cease using the spectrum in that particular market for a period of time until the interference is resolved. Any temporary or extended shutdown of one of our or Denali Operations’ wireless networks in a launched market could materially and adversely affect our competitive position and results of operations.

Any failure to complete the build-out of any new markets on budget or on time could delay the implementation of our clustering and expansion strategies, and could have a material adverse effect on our business, financial condition and results of operations.

If We Are Unable to Manage Our Planned Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our existing and new markets. During the six months ended June 30, 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C. and Baltimore covering approximately 24 million additional POPs. In addition, we have identified new markets covering approximately 16 million additional POPs that we could elect to launch with Cricket service in the future using our wireless licenses. The management of our growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. Furthermore, the implementation of new or expanded systems or platforms to accommodate our growth, and the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage our expected growth and development, to effectively manage large market launches, to enhance our processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

In addition, our rapid growth and the launch of new markets will require continued management and control of our handset inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling handsets, including shortages we experienced during the second quarter of 2009. While we have been addressing these shortages, there can be no assurance that we will not experience inventory shortages in the future. Any failure to effectively manage and control our handset inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of June 30, 2009, our total outstanding indebtedness was $2,760.3 million, including $1,100 million of senior secured notes due 2016 and $1,650.0 million in unsecured senior indebtedness, which comprised $1,100.0 million of senior notes due 2014, $250.0 million of convertible senior notes due 2014 and $300.0 million of senior notes due 2015.

Our significant indebtedness could have material consequences. For example, it could:

•	make it more difficult for us to service all of our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, network build-out and other activities, including acquisitions and general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a disadvantage compared to our competitors that have less indebtedness.

Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

Despite Current Indebtedness Levels, We Are Permitted to Incur Additional Indebtedness. This Could Further Increase the Risks Associated With Our Leverage.

The terms of the indentures governing Cricket’s secured and unsecured senior notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. The indenture governing Leap’s convertible senior notes does not limit our ability to incur debt.

We may incur additional indebtedness in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business expansion efforts, which could consist of debt financing from the public and/or private capital markets. To provide flexibility with respect to any future capital raising alternatives, we have filed a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering.

If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. Furthermore, any significant capital expenditures or increased operating expenses associated with the launch of new product offerings or operating markets will decrease OIBDA and free cash flow for the periods in which we incur such costs, increasing the risk that we may not be able to service our indebtedness.

To Service Our Indebtedness and Fund Our Working Capital and Capital Expenditures, We Will Require a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control.

Our ability to make payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future financing will be available to us, in an amount sufficient to enable us to repay or service our indebtedness or to fund our other liquidity needs or at all. If the cash flow from our operating activities is insufficient for these purposes, we may take actions, such as delaying or reducing capital expenditures (including expenditures to launch new product offerings or build out new markets), attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations or seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.

We or Our Joint Ventures May Be Unable to Refinance Our Indebtedness.

We or our joint ventures may need to refinance all or a portion of our indebtedness before maturity, including indebtedness under the indentures governing our secured and unsecured senior notes and convertible senior notes. Our $1.1 billion of 9.375% unsecured senior notes and our $250 million of unsecured convertible senior notes are due in 2014, our $300 million of 10.0% unsecured senior notes are due in 2015 and our $1.1 billion of 7.75% senior secured notes are due in 2016. Outstanding borrowings under LCW Operation’s term loans must be repaid in varying quarterly installments (which commenced in June 2008), with an aggregate final payment of $24.1 million due in June 2011. There can be no assurance that we or our joint ventures will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

Covenants in Our Indentures and Other Credit Agreements or Indentures That We May Enter Into in the Future May Limit Our Ability to Operate Our Business.

The indentures governing Cricket’s secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to make distributions or other payments to our investors or creditors until we satisfy certain financial tests or other criteria. In addition, these indentures include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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

The restrictions in the indentures governing Cricket’s secured and unsecured senior notes could limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar restrictions.

Under the indentures governing our secured and unsecured senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of secured or unsecured senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest (and in the case of our senior secured notes, additional interest, if any).

If we default under any of the indentures governing our secured or unsecured senior notes or convertible senior notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. Our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 constituted a default under the indenture governing Cricket’s unsecured senior notes due 2014. We cannot assure you that we will be able to obtain a waiver should a default occur in the future. We cannot assure you that we would have sufficient funds to repay all of the outstanding amounts under the indentures governing our secured and unsecured senior notes and convertible senior notes, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

A Significant Portion of Our Assets Consists of Goodwill and Intangible Assets.

As of June 30, 2009, 43.8% of our assets consisted of goodwill, intangible assets and wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

In the future, competitors may seek to provide competing wireless telecommunications service through the use of developing 4G technologies, such as WiMax and Long Term Evolution, or LTE. We currently expect to conduct a limited trial of LTE technology later this year. We cannot predict, however, which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products and services. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. For example, we have expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. In addition, we may be required to acquire additional spectrum to deploy these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis or at all. There are also risks that current or future versions of the wireless technologies and evolutionary path that we have selected or may select may not be demanded by customers or provide the advantages that we expect. If such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that there will be widespread demand for advanced data services or that this demand will develop at a level that will allow us to earn a reasonable return on our investment. In addition, there are risks that other wireless carriers on whose networks our customers roam may change their technology to other technologies that are incompatible with ours. As a result, the ability of our customers to roam on such carriers’ wireless networks could be adversely affected. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected.

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

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors, service providers or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply or provide services to us in the future, our business could be severely disrupted. Generally, there are multiple sources for the types of products and services we purchase or use. However, some suppliers and contractors are the exclusive sources of specific products and services that we rely upon for billing, customer care, sales, accounting and other areas in our business. For example, in December 2008 we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. In addition, we currently rely on a limited number of third-party vendors to provide customer care services, and we intend to transition those services to multiple vendors later in 2009. We also use a limited number of vendors to provide payment processing services, and in a significant number of our markets, the majority of these services may be provided by a single vendor. In addition, a limited number of vendors currently provide a majority of our voice and data communications transport services. Because of the costs and time lags that can be associated with transitioning from one supplier or service provider to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers or service providers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

System Failures, Security Breaches, Business Disruptions and Unauthorized Use or Interference with our Network Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.

Our technical infrastructure (including our network infrastructure and ancillary functions supporting our network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. Unanticipated problems at our facilities or with our technical infrastructure, system or equipment failures, hardware or software failures or defects, computer viruses or hacker attacks could affect the quality of our services and cause network service interruptions. Unauthorized access to or use of customer or account information, including credit card or other personal data, could result in harm to our customers and legal actions against us, and could damage our reputation. In addition, earthquakes, floods, hurricanes, fires and other unforeseen natural disasters or events could materially disrupt our business operations or the provision of Cricket service in one or more markets. During the third quarter of 2008, our customer acquisitions, cost of service and revenues in certain markets were adversely affected by Hurricane Ike and related weather systems. Our business operations in markets near the Mexican border or elsewhere could be impacted if the April 2009 outbreak of H1N1 Flu, or “swine flu,” were to worsen and potentially cause us or any of our dealers or other distributors to temporarily close retail outlets, which could potentially affect the volume of customer traffic. Any costs we incur to restore, repair or replace our network or technical infrastructure, and any costs associated with detecting, monitoring or reducing the incidence of unauthorized use, may be substantial and increase our cost of providing service. In addition, we are in the process of upgrading some of our internal business systems, and we cannot assure you that we will not experience delays or interruptions while we transition our data and existing systems onto our new systems. In December 2008, we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. To help facilitate the transition of customer billing from our current vendor, VeriSign, Inc., to Convergys, we acquired VeriSign’s billing system software and simultaneously entered into a transition services agreement to enable Convergys to provide us with billing services using the existing VeriSign software until the conversion to the new system is complete. We also intend to implement a new inventory management system. Any failure in or interruption of systems that we or third parties maintain to support ancillary functions, such as billing, point of sale, inventory management, customer care and financial reporting, could materially impact our ability to timely and accurately record, process and report information important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties have asserted and may in the future assert infringement claims against us or our suppliers based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks. For example, see “Part II— Item 1. Legal Proceedings — Patent Litigation” of this report for a description of certain patent infringement lawsuits that have been brought against us. Due in part to the growth and expansion of our business operations, we have become subject to increased amounts of litigation, including disputes alleging patent infringement. If plaintiffs in any patent litigation matters brought against us were to prevail, we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Digital Millennium Copyright Act, or DMCA, prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt for three years certain activities from copyright liability that otherwise might be prohibited by that statute. In November 2006, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. This exemption is effective through October 27, 2009 unless extended by the Copyright Office. The DMCA copyright exemption facilitates our current practice of allowing customers to bring in unlocked, or “reflashed,” phones that they already own and may have used with another wireless carrier, and activate them on our network. We and other carriers have asked the Copyright Office to extend the current or substantially similar exemption for another three-year period. However, we are unable to predict the outcome of the Copyright Office’s determination to continue the exemption or the effect that a Copyright Office decision not to extend the exemption might have on our business. To the extent that the Copyright Office determines not to extend this exemption and this prevents us from activating “reflashed” handsets on our network, this could have a material adverse impact on our business, financial condition and results of operations.

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

Cricket Wireless customers generally use their handsets for voice calls for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Our Cricket Wireless service plans bundle certain features, long distance and unlimited service in Cricket calling areas for a fixed monthly fee to more effectively compete with other telecommunications providers. In September 2007, we introduced our unlimited mobile broadband offering, Cricket Broadband, into select markets. As of June 30, 2009, our Cricket Broadband service was available in all of our and our joint ventures’ Cricket markets, and we intend to make the service available in any new Cricket markets that we may launch. In October 2008, we began an introductory launch of Cricket PAYGo, our daily unlimited prepaid wireless service, and in April 2009 we expanded the availability of the service to make Cricket PAYGo available in all of our and our consolidated joint ventures’ Cricket markets.

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

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed rate, our customers’ average minutes of use per month is substantially above U.S. averages. In addition, customer usage of our Cricket Broadband service has been significant. We intend to meet demand for our wireless services by utilizing spectrally efficient technologies. Despite our recent spectrum purchases, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. In the future, we may be required to acquire additional spectrum to deploy new technologies, such as WiMax or LTE. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or that additional spectrum would be made available by the FCC on a timely basis. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, that may make it less attractive or economical for us. If such additional spectrum is not available to us when required on reasonable terms or at a reasonable cost, our business, financial condition and results of operations could be materially adversely affected.

Our Wireless Licenses are Subject to Renewal and May Be Revoked in the Event that We Violate Applicable Laws.

Our existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted, which renewal period commenced for some of our PCS wireless licenses in 2006. The FCC will award renewal expectancy to a wireless licensee that timely files a renewal application, has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. Historically, the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. In addition, if we fail to timely file to renew any wireless license, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. We cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, results of operations and financial condition.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of June 30, 2009, the carrying value of our wireless licenses and those of Denali License Sub and LCW License was approximately $1.9 billion. During the years ended December 31, 2008, 2007 and 2006, we recorded impairment charges of $0.2 million, $1.0 million and $7.9 million, respectively.

The market values of wireless licenses have varied dramatically over the last several years, and may vary significantly in the future. Valuation swings could occur for a variety of reasons relating to supply and demand, including:

•	consolidation in the wireless industry allows or requires carriers to sell significant portions of their wireless spectrum holdings;

•	a sudden large sale of spectrum by one or more wireless providers occurs; or

•	market prices decline as a result of the sale prices in FCC auctions.

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. For example, during the past two years, the FCC auctioned additional spectrum in the 1700 MHz to 2100 MHz band in Auction #66 and the 700 MHz band in Auction #73, and has announced that it intends to auction additional spectrum in the 2.5 GHz band. If the market value of wireless licenses were to decline significantly, the value of our wireless licenses could be subject to noncash impairment charges.

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

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. General economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. In addition, the trading prices of the securities of telecommunications companies have been highly volatile. During the twelve months ended June 30, 2009, the closing price of Leap’s common stock ranged from a high of $48.85 per share to a low of $15.46 per share, and the closing price of Leap’s common stock was $17.06 on August 7, 2009. If the trading price of Leap common stock were to be adversely affected for a sustained period of time, due to worsening general economic conditions, significant changes in our financial or operating performance, evolving competition or other factors, these events could ultimately result in a non-cash impairment charge related to our long-lived and/or our indefinite-lived intangible assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our goodwill or wireless licenses and/or our long-lived assets on our balance sheet.

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

If We Experience High Rates of Credit Card, Subscription or Dealer Fraud, Our Ability to Generate Cash Flow Will Decrease.

Our operating costs can increase substantially as a result of customer credit card, subscription or dealer fraud. We have implemented a number of strategies and processes to detect and prevent efforts to defraud us, and we believe that our efforts have substantially reduced the types of fraud we have identified. However, if our strategies are not successful in detecting and controlling fraud, the resulting loss of revenue or increased expenses could have a material adverse impact on our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.

The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of Leap common stock has been, and is likely to be, subject to wide fluctuations. Factors affecting the trading price of Leap common stock may include, among other things:

•	variations in our operating results or those of our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	entry of new competitors into our markets or changes in the product and service offerings of our competitors;

•	significant developments with respect to intellectual property, securities or related litigation;

•	announcements of and bidding in auctions for new spectrum;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow Leap common stock;

•	any default under any of the indentures governing our secured or unsecured senior notes or convertible senior notes because of a covenant breach or otherwise; and

•	market conditions in our industry and the economy as a whole.

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

We May Elect to Raise Additional Equity Capital Which May Dilute Existing Stockholders.

During the second quarter of 2009 we sold 7,000,000 shares of Leap common stock in an underwritten public offering. We may raise additional capital in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business expansion efforts. Any additional capital we raise may be significant and could consist of debt, convertible debt or equity financing from the public and/or private capital markets. To provide flexibility with respect to any future capital raising alternatives, we have filed a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering. To the extent that we elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap common stock and impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect the Market Price of Leap Common Stock.

As of July 31, 2009, 77,413,528 shares of Leap common stock were issued and outstanding, and 6,735,932 additional shares of Leap common stock were reserved for issuance, including 4,711,221 shares reserved for issuance upon the exercise of outstanding stock options under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 1,164,131 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 235,000 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 13,500 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 612,080 shares available for future issuance under our Employee Stock Purchase Plan.

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

In addition, Leap has reserved five percent of its outstanding shares, which represented 3,870,676 shares of common stock as of July 31, 2009, for potential issuance to CSM on the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the LCW LLC Agreement, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap common stock could adversely affect prevailing market prices for Leap common stock.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 20.8% of Leap common stock as of July 31, 2009. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 47.9% of Leap common stock as of July 31, 2009. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statement registers for resale 11,755,806 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 15.2% of Leap’s outstanding common stock as of July 31, 2009. In addition, in connection with our offering of 7,000,000 shares of Leap common stock in the second quarter of 2009, we agreed to register for resale an additional 3,782,063 shares of Leap common stock held by these entities or their affiliates, which together with the shares currently registered for resale would constitute approximately 20.1% of Leap’s outstanding common stock as of July 31, 2009, as well as any additional shares of common stock that these entities or their affiliates may acquire in the future. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws, under Delaware Law, or in Our Indentures Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and, Therefore, Depress the Trading Price of Leap Common Stock.

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

In addition, under the indentures governing our secured and unsecured senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of secured or unsecured senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. See “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 21, 2009. At the meeting, the following three proposals were considered:

The first proposal was to elect five directors to hold office until the next Annual Meeting of Stockholders or until their successors have been elected and qualified, and each candidate received the following number of votes:

	For	Withheld

John D. Harkey, Jr.	58,499,768	8,287,721
S. Douglas Hutcheson	60,096,347	6,691,142
Robert V. LaPenta	60,262,203	6,525,286
Mark H. Rachesky, M.D.	52,249,118	14,538,371
Michael B. Targoff	50,259,291	16,528,198

All of the foregoing candidates were elected.

The second proposal was to ratify the selection of PricewaterhouseCoopers LLP as Leap’s independent registered public accounting firm for the fiscal year ending December 31, 2009. This proposal received the following number of votes:

For	Against	Abstentions

66,523,242	264,078	169

The foregoing proposal was approved.

The third proposal was to approve an amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan to increase the number of shares of common stock authorized for issuance under the plan by 1,000,000 shares. This proposal received the following number of votes:

For	Against	Abstentions

46,148,258	20,637,877	1,354

The foregoing proposal was approved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

4.1(1)	Indenture, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Initial Guarantors (as defined therein) and Wilmington Trust FSB, as trustee.
4.2(1)	Form of 7.75% Senior Secured Note of Cricket Communications, Inc. due 2016 (attached as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).
4.3(1)	Security Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee and collateral trustee.
4.4(1)	Collateral Trust Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee and collateral trustee.
4.5(1)	Registration Rights Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein), and Goldman, Sachs & Co. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers named therein.
10.1(2)	Third Amendment to 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 5, 2009, filed with the SEC on June 8, 2009, and incorporated herein by reference.

(2)	Filed as Appendix A to Leap’s Definitive Proxy Statement filed with the SEC on April 10, 2009, and incorporated herein by reference.

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date: August 7, 2009

By:	/s/ Walter Z. Berger
Walter Z. Berger
Executive Vice President and Chief Financial Officer