Form 10-Q
period 2009-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2009-11-09
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-29752

Leap Wireless International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0811062 (I.R.S. Employer Identification No.)
5887 Copley Drive, San Diego, CA (Address of principal executive offices)	92111 (Zip Code)

(858) 882-6000
(Registrant’s telephone number, including area code)

10307 Pacific Center Court, San Diego, CA 92121
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares outstanding of the registrant’s common stock on October 30, 2009 was 77,402,588.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Cash and cash equivalents	$222,961	$357,708
Short-term investments	391,148	238,143
Restricted cash, cash equivalents and short-term investments	3,248	4,780
Inventories	88,380	99,086
Deferred charges	36,238	27,207
Other current assets	62,077	51,948

Total current assets	804,052	778,872
Property and equipment, net	2,092,954	1,842,718
Wireless licenses	1,919,294	1,841,798
Assets held for sale	4,015	45,569
Goodwill	430,101	430,101
Intangible assets, net	25,749	29,854
Other assets	92,878	83,945

Total assets	$5,369,043	$5,052,857

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$244,162	$325,294
Current maturities of long-term debt	7,000	13,000
Other current liabilities	217,963	162,002

Total current liabilities	469,125	500,296
Long-term debt	2,752,779	2,566,025
Deferred tax liabilities	242,463	217,631
Other long-term liabilities	88,614	84,350

Total liabilities	3,552,981	3,368,302

Redeemable noncontrolling interests	75,792	71,879

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares, $.0001 par value; 77,410,189 and 69,515,526 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	8	7
Additional paid-in capital	2,134,348	1,835,468
Accumulated deficit	(394,672)	(216,877)
Accumulated other comprehensive income (loss)	586	(5,922)

Total stockholders’ equity	1,740,270	1,612,676

Total liabilities and stockholders’ equity	$5,369,043	$5,052,857

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Service revenues	$541,268	$434,523	$1,596,858	$1,250,595
Equipment revenues	58,200	62,174	187,005	189,344

Total revenues	599,468	496,697	1,783,863	1,439,939

Operating expenses:
Cost of service (exclusive of items shown separately below)	156,707	129,708	455,618	359,735
Cost of equipment	133,502	113,057	419,073	332,405
Selling and marketing	111,702	77,407	311,913	209,783
General and administrative	87,077	87,522	274,192	240,662
Depreciation and amortization	107,876	86,033	297,230	254,839
Impairment of assets	639	177	639	177

Total operating expenses	597,503	493,904	1,758,665	1,397,601
Gain (loss) on sale or disposal of assets	(591)	(402)	1,436	559

Operating income	1,374	2,391	26,634	42,897
Equity in net income (loss) of investee	996	230	2,990	(1,127)
Interest income	727	4,072	2,314	11,439
Interest expense	(59,129)	(45,352)	(150,040)	(109,110)
Other income (expense), net	(17)	1,115	(126)	(3,228)
Loss on extinguishment of debt	—	—	(26,310)	—

Loss before income taxes	(56,049)	(37,544)	(144,538)	(59,129)
Income tax expense	(9,358)	(9,726)	(29,412)	(29,683)

Net loss	(65,407)	(47,270)	(173,950)	(88,812)
Accretion of redeemable noncontrolling interests, net of tax	834	(1,992)	(3,670)	(5,825)

Net loss attributable to common stockholders	$(64,573)	$(49,262)	$(177,620)	$(94,637)

Loss per share attributable to common stockholders:
Basic	$(0.85)	$(0.72)	$(2.49)	$(1.39)

Diluted	$(0.85)	$(0.72)	$(2.49)	$(1.39)

Shares used in per share calculations:
Basic	75,598	68,071	71,469	67,999

Diluted	75,598	68,071	71,469	67,999

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities:
Net cash provided by operating activities	$194,825	$271,269

Investing activities:
Acquisition of a business, net of cash acquired	—	(31,201)
Purchases of property and equipment	(577,542)	(528,333)
Change in prepayments for purchases of property and equipment	5,377	(4,867)
Purchases of and deposits for wireless licenses and spectrum clearing costs	(34,311)	(74,698)
Return of deposit for wireless licenses	—	70,000
Proceeds from sale of wireless licenses and operating assets	2,965	—
Purchases of investments	(640,193)	(446,590)
Sales and maturities of investments	487,270	341,239
Purchase of membership units of equity method investment	—	(1,033)
Change in restricted cash	706	(1,980)

Net cash used in investing activities	(755,728)	(677,463)

Financing activities:
Proceeds from issuance of long-term debt	1,057,474	535,750
Repayment of long-term debt	(880,904)	(7,750)
Payment of debt issuance costs	(15,094)	(7,507)
Proceeds from issuance of common stock, net	265,907	7,068
Other	(1,227)	(12,900)

Net cash provided by financing activities	426,156	514,661

Net increase (decrease) in cash and cash equivalents	(134,747)	108,467
Cash and cash equivalents at beginning of period	357,708	433,337

Cash and cash equivalents at end of period	$222,961	$541,804

Supplementary disclosure of cash flow information:
Cash paid for interest	$133,379	$107,924
Cash paid for income taxes	$2,490	$1,916

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries, is a wireless communications carrier that offers digital wireless services in the United States under the “Cricket®” brand. Cricket service offerings provide customers with unlimited wireless services for a flat rate without requiring a fixed-term contract or a credit check. The Company’s primary service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than interest income and through dividends, if any, from its subsidiaries. Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”), a wholly owned subsidiary of LCW Wireless, LLC (“LCW Wireless”), and in the upper Midwest by Denali Spectrum Operations, LLC (“Denali Operations”), an indirect wholly owned subsidiary of Denali Spectrum, LLC (“Denali”). LCW Wireless and Denali are designated entities under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 70.7% non-controlling interest in LCW Operations through a 70.7% non-controlling interest in LCW Wireless, and owns an indirect 82.5% non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali. Leap, Cricket and their subsidiaries and consolidated joint ventures, including LCW Wireless and Denali, are collectively referred to herein as the “Company.”

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

On January 1, 2009, the Company adopted the authoritative guidance for noncontrolling interests, which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of the authoritative guidance for distinguishing liabilities from equity. The guidance for noncontrolling interests also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. The cumulative impact to the Company’s financial statements as a result of the adoption of the guidance for noncontrolling interests resulted in a $9.2 million reduction to stockholders’ equity, a $5.8 million reduction to deferred tax liabilities and a $15.0 million increase to redeemable noncontrolling interests (formerly referred to as minority interests) as of December 31, 2008. The Company has retrospectively applied the guidance for noncontrolling interests to all prior periods. See Note 9 for a further discussion regarding the Company’s adoption of the guidance for noncontrolling interests.

Handsets shipped to third-party dealers have been reclassified from inventory to deferred charges in the condensed consolidated balance sheet for the year ended December 31, 2008 to conform to the presentation of such amounts for the nine months ended September 30, 2009.

Principles of Consolidation

The condensed consolidated financial statements include the operating results and financial position of Leap and its wholly owned subsidiaries as well as the operating results and financial position of LCW Wireless and Denali and their wholly owned subsidiaries. The Company consolidates its non-controlling interests in LCW Wireless and Denali in accordance with the Financial Accounting Standards Board’s (“FASB’s”) authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and the Company will absorb a majority of their expected losses. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Subsequent Events

Effective June 15, 2009, the Company adopted the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the guidance did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date it issued these financial statements. During this period, the Company did not have any material recognizable or nonrecognizable subsequent events.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. During 2008, the Company introduced two new product offerings to complement its Cricket Wireless service. Cricket Broadband, the Company’s unlimited mobile broadband service, allows customers to access the internet through their computers for a flat monthly rate with no long-term commitment or credit check. Cricket PAYGotm is a pay-as-you-go unlimited prepaid wireless service. Revenue for the Cricket Broadband service approximated 7% and 6% of consolidated revenues for the three and nine months ended September 30, 2009, respectively. Revenue for the Cricket PAYGo service approximated 1% of consolidated revenues for each of the three and nine months ended September 30, 2009. Revenue for the Cricket Broadband service approximated 1% of consolidated revenues for each of the three and nine months ended September 30, 2008. Since the Company began its introductory launch of Cricket PAYGo during October 2008, it did not record revenues for this service during the three and nine months ended September 30, 2008. As of and for the nine months ended September 30, 2009, all of the Company’s revenues and long-lived assets related to operations in the United States.

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

When the Company activates a new customer, it frequently sells that customer a handset and the first month of service in a bundled transaction. Under the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a handset along with a month of wireless service constitutes a multiple element arrangement. Under the guidance, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying the guidance to these transactions results in the Company recognizing the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

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

Universal Service Fund, E-911 and other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees, as well as sales, use and excise taxes that are assessed and collected, net of amounts remitted, in the condensed consolidated statements of operations.

Fair Value of Financial Instruments

The Company has adopted the authoritative guidance for fair value measurements, which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with the guidance for fair value measurements. See Note 5 for a further discussion regarding the Company’s measurement of assets and liabilities at fair value.

The Company’s adoption of the guidance for fair value measurements for its financial assets and liabilities did not have a material impact on its consolidated financial statements. Effective January 1, 2009, the Company adopted the guidance for fair value measurements for its non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of the guidance for the Company’s non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material impact on its financial condition and results of operations; however, the guidance could have a material impact in future periods.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the three and nine months ended September 30, 2009, the Company capitalized interest of $1.3 million and $20.5 million, respectively, to property and equipment. During the three and nine months ended September 30, 2008, the Company capitalized interest of $12.5 million and $38.6 million, respectively, to property and equipment.

In accordance with the authoritative guidance for accounting for costs of computer software developed or obtained for internal use, certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. During the three and nine months ended September 30, 2009, the Company capitalized internal use software costs of $23.3 million and $48.5 million, respectively, to property and equipment, and amortized internal use software costs of $5.3 million and $15.4 million, respectively. During the three and nine months ended September 30, 2008, the Company capitalized internal use software costs of $5.7 million and $14.6 million, respectively, to property and equipment, and amortized internal use software costs of $4.1 million and $12.6 million, respectively.

Wireless Licenses

The Company, LCW Wireless and Denali operate broadband Personal Communications Services (“PCS”) and Advanced Wireless Services (“AWS”) networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects its subsidiaries and consolidated joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets, to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, the Company also tests its wireless licenses for impairment in accordance with the authoritative guidance for goodwill and other intangible assets on an annual basis. As of September 30, 2009 and December 31, 2008, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.9 billion and $1.8 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of September 30, 2009 and December 31, 2008, wireless licenses with a carrying value of $4.0 million and $45.6 million, respectively, were classified as assets held for sale.

Portions of the AWS spectrum that the Company and Denali Spectrum License Sub, LLC (“Denali License Sub”) (an indirect wholly owned subsidiary of Denali) hold are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. The Company’s and Denali’s spectrum clearing costs are capitalized to wireless licenses as incurred. During the three and nine months ended September 30, 2009, the Company and Denali incurred approximately $2.4 million and $7.1 million, respectively, in spectrum clearing costs. During the three and nine months ended September 30, 2008, the Company and Denali incurred approximately $2.0 million and $4.7 million, respectively, in spectrum clearing costs.

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

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, and as more fully described below, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for goodwill and other intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted during the third quarter of each year. Accordingly, the Company performed its annual impairment test during the three months ended September 30, 2009.

Wireless Licenses

The Company’s wireless licenses in its operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis. As of September 30, 2009, the carrying values of the Company’s operating and non-operating wireless licenses were $1,889.3 million and $30.0 million, respectively. An impairment loss is recognized on the Company’s operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on the Company’s non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, the Company recorded an impairment charge of

$0.6 million during the three and nine months ended September 30, 2009 and an impairment charge of $0.2 million during the three and nine months ended September 30, 2008 to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. No impairment charges were recorded for the Company’s operating wireless licenses as the aggregate fair values of these licenses exceeded the aggregate carrying value.

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

Goodwill

Management assesses the Company’s goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the book value of the Company’s net assets to the Company’s fair value. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any.

The Company conducts its annual impairment testing during the third quarter of each year. In connection with this annual test, the Company bases its determination of fair value primarily upon the Company’s average market capitalization for the month of August, plus an assumed control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. Management believes that it is preferable to determine market capitalization using an average calculated over a one-month period, rather than on a single day at the end of a period, to account for fluctuations in the trading price of Leap common stock. In addition, management considers the month of August to be an appropriate period over which to measure average market capitalization for purposes of the third quarter test because trading prices during the period reflect market reaction to the Company’s most recently announced financial and operating results, typically announced early in the month of August. Moreover, measuring the average market capitalization over the month of August provides the Company with sufficient time to complete its impairment assessment and report the results in the Company’s third quarter financial statements.

In conducting the annual impairment test during the third quarter of 2009, management applied an assumed control premium of 30% to the Company’s average market capitalization. Management believes that consideration of an assumed control premium is customary in determining fair value, and the Company utilized an assumed control premium as contemplated by applicable accounting guidance. Management believes that its consideration of a control premium was appropriate because it believes that the Company’s market capitalization does not fully capture the fair value of the Company’s business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in the Company. Management determined the amount of the assumed control premium as part of its third quarter 2009 testing based upon its relevant transactional experience, a review of recent comparable telecommunications transactions and an assessment of market, economic and other factors. The actual amount of any control premium realized in any transaction involving the Company, however, could be higher or lower than the assumed control premium depending on the circumstances.

As of September 30, 2009, the carrying value of the Company’s goodwill was $430.1 million. Based upon its annual impairment test conducted during the third quarter of 2009, management determined that no impairment condition existed. As of August 31, 2009, the book value of the Company’s net assets was $1,758.5 million and the fair value of the Company, based upon its average market capitalization during the month of August and an assumed control premium of 30%, was $1,850.7 million.

Although the average closing price of Leap common stock for the month of September was higher than the average closing price for the month of August, since September 30, 2009, the competition in markets in which the Company operates has intensified and the trading price of Leap common stock has been highly volatile, declining significantly below the level the Company considered in performing its annual impairment test. Since

September 30, 2009, the closing price of Leap common stock has ranged from a high of $17.42 per share to a low of $13.03 per share, and the closing price of Leap common stock was $13.03 per share on November 5, 2009. If the trading price of Leap common stock were to continue to be adversely affected for a sustained period of time due to competition in the wireless telecommunications industry, significant changes in the Company’s financial or operating performance, unfavorable economic conditions or other factors, this decline could constitute a triggering event which would require the Company to perform an interim goodwill impairment test prior to the Company’s next annual impairment test during the third quarter of 2010 and possibly as soon as during the fourth quarter of 2009. If the first step of the interim impairment test were to indicate that a potential impairment existed, the Company would be required to perform the second step of the goodwill impairment test, which would require the Company to determine the fair value of its net assets and could require the Company to recognize a material non-cash impairment charge that could reduce all or a portion of the carrying value of its goodwill of $430.1 million.

Derivative Instruments and Hedging Activities

The Company historically entered into interest rate swap agreements with respect to the senior secured credit facilities under its former amended and restated credit agreement (the “Credit Agreement”). The Company entered into these derivative contracts to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. The Company did not use derivative instruments for trading or other speculative purposes. In connection with its issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, the Company terminated the Credit Agreement and repaid all amounts outstanding thereunder and, in connection therewith, unwound its associated interest rate swap agreements, as more fully described in Note 6. Accordingly, the Company no longer held interest rate swaps as of September 30, 2009.

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

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. The carrying value of the Company’s equity method investee, in which it owns approximately 20% of the outstanding membership units, was $20.4 million and $17.4 million as of September 30, 2009 and December 31, 2008, respectively. During the three and nine months ended September 30, 2009, the Company’s share of its equity method investee income was $1.0 million and $3.0 million, respectively. During the three months ended September 30, 2008, the Company’s share of its equity method investee income was $0.2 million. During the nine months ended September 30, 2008, the Company’s share of its equity method investee losses was $1.1 million.

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

Concentrations

The Company generally relies on one key vendor for billing services, a limited number of vendors for handset logistics, a limited number of vendors for its voice and data communications transport services and a limited number of vendors for payment processing services. Loss or disruption of these services could materially adversely affect the Company’s business.

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

Share-Based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period.

Total share-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2009 and 2008 was allocated to the condensed consolidated statements of operations as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Cost of service	$865	$628	$2,510	$2,145
Selling and marketing expense	1,866	871	4,915	3,406
General and administrative expense	8,276	6,967	25,644	19,951

Share-based compensation expense	$11,007	$8,466	$33,069	$25,502

Share-based compensation expense per share:
Basic	$0.15	$0.12	$0.46	$0.38

Diluted	$0.15	$0.12	$0.46	$0.38

Income Taxes

The computation of the Company’s annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss). The Company’s projected ordinary income tax expense for the full year 2009, which excludes the effect of discrete items, consists primarily of the deferred tax effect of the Company’s investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses and goodwill for income tax purposes. Because the Company’s projected 2009 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and nine months ended September 30, 2009 and 2008 by applying the actual effective tax rate to the year-to-date income.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. Included in the Company’s deferred tax assets as of September 30, 2009 were federal NOL carryforwards of approximately $1.4 billion (which will begin to expire in 2022) and state NOL carryforwards of approximately $1.4 billion ($32.2 million of which will expire at the end of 2009), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and nine months ended September 30, 2009, the Company weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.4 million Texas Margins Tax credit. The Company will continue to closely monitor the positive and negative factors to assess whether it is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company’s tax provision. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

In accordance with the authoritative guidance for business combinations, which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

The Company’s unrecognized income tax benefits and uncertain tax positions have not been material in any period. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense; however, such amounts have not been material in any period. All of the Company’s tax years from 1998 to 2008 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company’s 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net loss	$(65,407)	$(47,270)	$(173,950)	$(88,812)
Other comprehensive loss:
Net unrealized holding gains (losses) on investments, net of tax	(219)	(123)	389	683
Unrealized losses on interest rate swaps	—	—	—	(1,470)
Reclassification of losses included in earnings, including tax effect	—	—	6,119	—

Comprehensive loss	$(65,626)	$(47,393)	$(167,442)	$(89,599)

Components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Net unrealized holding gains on investments, net of tax	$586	$197
Unrealized losses on interest rate swaps, net of tax and swaplet amortization	—	(6,119)

Accumulated other comprehensive income (loss)	$586	$(5,922)

Recent Accounting Pronouncements

In June 2009, the FASB revised the authoritative guidance for the consolidation of variable interest entities, which will be effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The revised authoritative guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company is currently evaluating what impact, if any, the revised guidance will have on its consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables, which will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. The revised guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The revised guidance retains the criteria of the superseded guidance for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement revenue that is attributable to items that already have been delivered. In addition, the revised guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though the selling price of such deliverables may not be sold separately. As a result, the revised guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the previous requirements. The Company is currently evaluating what impact, if any, the revised guidance will have on its consolidated financial statements.

Note 3.	Supplementary Balance Sheet Information (in thousands):

	September 30,	December 31,
	2009	2008

Other current assets:
Accounts receivable, net(1)	$28,649	$31,177
Prepaid expenses	31,038	19,367
Other	2,390	1,404

	$62,077	$51,948

Property and equipment, net(2):
Network equipment	$2,626,509	$1,911,173
Computer hardware and software	228,424	203,720
Construction-in-progress	297,936	574,773
Other	93,949	60,972

	3,246,818	2,750,638
Accumulated depreciation	(1,153,864)	(907,920)

	$2,092,954	$1,842,718

	September 30,	December 31,
	2009	2008

Intangible assets, net:
Customer relationships	$7,347	$7,347
Trademarks	37,000	37,000

	44,347	44,347
Accumulated amortization customer relationships	(4,943)	(2,820)
Accumulated amortization trademarks	(13,655)	(11,673)

	$25,749	$29,854

Accounts payable and accrued liabilities:
Trade accounts payable	$112,975	$201,843
Accrued payroll and related benefits	59,574	50,462
Other accrued liabilities	71,613	72,989

	$244,162	$325,294

Other current liabilities:
Deferred service revenue(3)	$72,334	$62,998
Deferred equipment revenue(4)	25,545	20,614
Accrued sales, telecommunications, property and other taxes payable	33,964	32,799
Accrued interest	79,147	38,500
Other	6,973	7,091

	$217,963	$162,002

(1)	Accounts receivable, net consists primarily of amounts billed to third-party dealers for handsets and accessories net of an allowance for doubtful accounts.

(2)	As of September 30, 2009 and December 31, 2008, approximately $8.7 million of assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $3.7 million and $3.2 million as of September 30, 2009 and December 31, 2008, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to handsets sold to third-party dealers.

Note 4.	Basic and Diluted Earnings (Loss) Per Share

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

Since the Company incurred losses for the three and nine months ended September 30, 2009 and 2008, 9.4 million common share equivalents were excluded in the computation of diluted earnings (loss) per share for each of the three and nine months ended September 30, 2009, and 8.8 million common share equivalents were excluded in the computation of diluted earnings (loss) per share for each of the three and nine months ended September 30, 2008, as their effect would be antidilutive.

Note 5.	Fair Value of Financial Instruments

The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. The lowest level input that is significant to the fair value measurement of an asset or liability is used to categorize that asset or liability, as determined in the judgment of management. Assets and liabilities presented at fair value in the Company’s condensed consolidated balance sheets are generally categorized as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of September 30, 2009 or December 31, 2008.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities as of September 30, 2009 and December 31, 2008 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies, a majority of its short-term investments in commercial paper and, as of December 31, 2008, its interest rate swaps.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 asset as of September 30, 2009 and December 31, 2008 comprised its short-term investment in asset-backed commercial paper.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of September 30, 2009 and December 31, 2008 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$—	$177,649	$—	$177,649
Short-term investments	—	388,798	2,350	391,148

Total	$—	$566,447	$2,350	$568,797

	At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$—	$175,280	$—	$175,280
Short-term investments	—	236,893	1,250	238,143

Total	$—	$412,173	$1,250	$413,423

Liabilities:
Interest rate swaps	$—	$(11,045)	$—	$(11,045)

Total	$—	$(11,045)	$—	$(11,045)

Cash equivalents in the tables above are reported as a component of cash and cash equivalents on the condensed consolidated balance sheets.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Beginning balance	$2,550	$9,933	$1,250	$16,200
Total losses (realized/unrealized):
Included in net loss	$—	$1,162	$—	$(3,763)
Included in comprehensive loss	(200)	(933)	1,100	—
Settlements	—	(5,062)	—	(7,337)
Transfers in (out) of Level 3	—	—	—	—

Ending balance	$2,350	$5,100	$2,350	$5,100

The unrealized gains included in comprehensive loss in the table above are presented in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The realized losses included in net loss in the table above are presented in other expense, net in the condensed consolidated statements of operations.

Cash Equivalents and Short-Term Investments

As of September 30, 2009 and December 31, 2008, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time to maturity factors. Such investments are therefore considered to be Level 2 items. The fair value of the Company’s investment in asset-backed commercial paper is determined using primarily unobservable inputs that cannot be corroborated by market data, primarily consisting of indicative bids from potential purchasers.

Interest Rate Swaps

As of December 31, 2008, the Company’s interest rate swaps effectively fixed the London Interbank Offered Rate (“LIBOR”) interest rate (subject to a LIBOR floor of 3.0% per annum under the Credit Agreement) on a portion of its floating rate debt under the Credit Agreement. The fair value of the Company’s interest rate swaps was primarily determined using LIBOR spreads, which are significant observable inputs that can be corroborated, and therefore such swaps were considered to be Level 2 items. The guidance for fair value measurements states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company’s creditworthiness was considered in the fair value measurement of the interest rate swaps.

As more fully described in Note 6, the Company repaid all amounts outstanding under its Credit Agreement on June 5, 2009 and, in connection therewith, unwound its associated interest rate swap agreements. As of September 30, 2009, the Company had no interest rate swap agreements.

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined using quoted prices in active markets and was $2,745.4 million and $2,201.2 million as of September 30, 2009 and December 31, 2008, respectively.

Note 6.	Long-Term Debt

Long-term debt as of September 30, 2009 and December 31, 2008 was comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008

Term loans under senior secured credit facilities	$35,096	$916,000
Unamortized deferred lender fees	—	(4,527)
Unsecured senior notes due 2014 and 2015	1,400,000	1,400,000
Unamortized premium on $350 million unsecured senior notes due 2014	15,740	17,552
Senior secured notes due 2016	1,100,000	—
Unamortized discount on $1,100 million senior secured notes due 2016	(41,057)	—
Convertible senior notes due 2014	250,000	250,000

	2,759,779	2,579,025
Current maturities of long-term debt	(7,000)	(13,000)

	$2,752,779	$2,566,025

Senior Secured Credit Facilities

Cricket Communications

In connection with its issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, as more fully described below, the Company repaid all principal amounts outstanding under its Credit Agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, a prepayment premium of $17.5 million and a payment of $8.5 million in connection with the unwinding of associated interest rate swap agreements. In connection with such repayment, the Company terminated the Credit Agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the Company’s Credit Agreement, it recognized a $26.3 million loss on extinguishment of debt during the nine months ended September 30, 2009, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with the Company’s interest rate swaps.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin (ranging from 2.70% to 6.33%). At September 30, 2009, the effective interest rate on the term loans was 4.4%, and the outstanding indebtedness was $35.1 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three-month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the loans are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.1 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of September 30, 2009.

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the Securities and Exchange Commission (“SEC”). In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium the Company received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At September 30, 2009, the effective interest rate on the $350 million of senior notes was 9.0%, which includes the effect of the premium amortization.

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

In connection with the private placement of the convertible senior notes, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed, under certain circumstances, to use commercially reasonable efforts to cause a shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations were not performed. However, the Company’s obligation to file, have declared effective or maintain the effectiveness of a shelf registration statement (and pay additional interest) is suspended to the extent and during the periods that the notes are eligible to be transferred without registration under the Securities Act of 1933, as amended (the “Securities Act”) by a person who is not an affiliate of the Company (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. The Company did not issue any of the convertible senior notes to any of its affiliates. As a result, in June 2009 following the first anniversary of the issue date, the notes became eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions, and on July 2, 2009, the restrictive transfer legends were removed from the notes. Accordingly, the Company has no further obligation to pay additional interest on the notes.

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

In connection with the private placement of these senior notes, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed, under certain circumstances, to use its reasonable best efforts to offer registered notes in exchange for the notes or to cause a shelf registration statement covering the resale of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations were not performed. However, the Company’s obligation to file, have declared effective or maintain the effectiveness of a registration statement for an exchange offer or a shelf registration statement (and pay additional interest) is only triggered to the extent that the notes are not eligible to be transferred without registration under the Securities Act by a person who is not an affiliate of the Company (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. The Company did not issue any of the senior notes to any of its affiliates. As a result, in June 2009 following the first anniversary of the issue date, the notes became eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions, and on July 2, 2009 the restrictive transfer legends were removed from the notes. Accordingly, the Company has no further obligation to pay additional interest on the notes.

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2009, the effective interest rate on the notes was 8.1%, which includes the effect of the discount accretion.

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

In connection with the private placement of the notes, the Company entered into a registration rights agreement with the purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event the Company does not meet the registration statement filing requirements. The Company filed a Registration Statement on Form S-4 with the SEC on October 15, 2009 pursuant to this registration rights agreement, and currently intends to have the registration statement declared effective and consummate the exchange offer within these time periods. Accordingly, the Company does not believe that payment of additional interest under the registration payment arrangement is probable.

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

The Company consolidates its interests in LCW Wireless and Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and the Company will absorb a majority of their expected losses. LCW Wireless, Denali and their respective subsidiaries are not guarantors of the Company’s secured and unsecured senior notes, and the carrying amount and classification of their assets and liabilities is presented in Note 11. Both entities offer (through wholly owned subsidiaries) Cricket service and, accordingly, are generally subject to the same risks in conducting operations as the Company.

On January 1, 2009, the Company adopted the provisions of the authoritative guidance for noncontrolling interests. The guidance changed the accounting treatment and classification with respect to certain ownership interests held by the Company in LCW Wireless and Denali. As a result of the adoption of the guidance, the Company has not allocated losses to certain of its minority partners, but rather has recorded accretion (or mark-to-market) charges to bring its minority partners’ interests to their estimated redemption values at each reporting period. In addition, the Company now classifies these accretion charges as a component of consolidated net income (loss) available to its common stockholders rather than as a component of net income (loss). Although the accounting treatment for certain of these interests has been modified, the Company continues to classify these noncontrolling interests in the mezzanine section of the consolidated balance sheets in accordance with the authoritative guidance for distinguishing liabilities from equity. The cumulative impact to the Company’s condensed consolidated financial statements as a result of the adoption of the guidance for noncontrolling interests resulted in a $9.2 million reduction to stockholders equity, a $5.8 million reduction to deferred tax liabilities and a $15.0 million increase to redeemable noncontrolling interests (formerly referred to as minority interests) as of December 31, 2008. The Company has retrospectively applied the guidance for noncontrolling interests to all prior periods.

Arrangements with LCW Wireless

The membership interests in LCW Wireless are held as follows: Cricket holds a 70.7% non-controlling membership interest; CSM Wireless, LLC (“CSM”) holds a 23.9% non-controlling membership interest; WLPCS Management, LLC (“WLPCS”) holds a 1.9% controlling membership interest; and the remaining membership interests are held by employees of LCW Wireless. As of September 30, 2009, Cricket’s equity contributions to LCW totaled $51.8 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of LCW Wireless, LLC (“LCW LLC Agreement”), WLPCS has the option to put its entire membership interest in LCW Wireless to Cricket for a purchase price not to exceed $3.8 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. If the put option is exercised, the consummation of this sale will be subject to FCC approval. The Company has recorded this obligation to WLPCS, including related accretion charges using the effective interest method, as a component of redeemable noncontrolling interests in the condensed consolidated balance sheets. As of September 30, 2009 and December 31, 2008, this noncontrolling interest had a carrying value of $2.8 million and $2.6 million, respectively.

Under the LCW LLC Agreement, CSM also has the option, during specified periods, to put its entire membership interest in LCW Wireless to Cricket in exchange for either cash, Leap common stock, or a combination thereof, as determined by Cricket at its discretion, for a purchase price calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value to LCW Wireless. The Company has recorded this obligation to CSM, including related accretion charges to bring the underlying membership units to their estimated redemption value, as a component of redeemable noncontrolling interests in the condensed consolidated balance sheets. As of September 30, 2009 and December 31, 2008, this noncontrolling interest had a carrying value of $26.5 million and $26.0 million, respectively.

Effective as of August 31, 2009, CSM exercised this put right. Under the terms of the LCW LLC Agreement, the purchase price for the put will be calculated on a pro rata basis using the appraised value of LCW Wireless, subject to certain adjustments. In September 2009, each of CSM and Cricket appointed an appraiser to conduct an appraisal of LCW Wireless, which appraisals were completed in October 2009. As the two appraisals were not within 10% of one another, the two appointed appraisers are in the process of selecting a third appraiser as required under the LCW LLC Agreement, and the appraisal of this third appraiser will be deemed to be the enterprise value of LCW Wireless. The Company intends to satisfy the put price in cash and completion of this transaction is subject to customary closing conditions.

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

Arrangements with Denali

Cricket and Denali Spectrum Manager, LLC (“DSM”) formed Denali as a joint venture to participate (through a wholly owned subsidiary) in FCC Auction #66. Cricket owns an 82.5% non-controlling membership interest and DSM owns a 17.5% controlling membership interest in Denali. As of September 30, 2009, Cricket’s equity contributions to Denali totaled $83.6 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of Denali, DSM may offer to sell its entire membership interest in Denali to Cricket in April 2012 and each year thereafter for a purchase price equal to DSM’s equity contributions in cash to Denali, plus a specified return, payable in cash. If exercised, the consummation of the sale will be subject to FCC approval. The Company has recorded this obligation to DSM, including related accretion charges using the effective interest method, as a component of redeemable noncontrolling interests in the condensed consolidated balance sheets. As of September 30, 2009 and December 31, 2008, this noncontrolling interest had a carrying value of $46.5 million and $43.3 million, respectively.

Senior Secured Credit Agreement

Cricket entered into a senior secured credit agreement with Denali and its subsidiaries to fund the payment to the FCC for the AWS license acquired by Denali in Auction #66 and to fund a portion of the costs of the construction and operation of the wireless network using such license. As of September 30, 2009, total borrowings under the license acquisition sub-facility totaled $223.4 million and total borrowings under the build-out sub-facility totaled $297.5 million. During January 2009, the build-out sub-facility was increased to a total of $394.5 million, approximately $97.0 million of which was unused as of September 30, 2009. The Company does not anticipate making any future increases to the size of the build-out sub-facility. Additional funding requests would be subject to approval by Leap’s board of directors. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due in April 2021.

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

Values of Redeemable Noncontrolling Interests

The following table provides a summary of the changes in value of the Company’s redeemable noncontrolling interests (in thousands):

	Nine Months
	Ended September 30,
	2009	2008

Beginning balance, January 1	$71,879	$61,868
Accretion of redeemable noncontrolling interests, before tax	3,913	6,572

Ending balance, September 30	$75,792	$68,440

Note 10.	Commitments and Contingencies

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

Patent Litigation

Freedom Wireless

On December 10, 2007, the Company was sued by Freedom Wireless, Inc. (“Freedom Wireless”), in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that the Company’s Cricket unlimited voice service, in addition to its Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, the Company and Freedom Wireless entered into an agreement to settle this lawsuit and agreed to enter into a license agreement which will provide Freedom Wireless with royalties on certain of the Company’s products and services. Pursuant to the terms of the settlement, arbitration has been scheduled for December 15, 2009 to finalize the terms of the settlement and license agreements.

Electronic Data Systems

On February 4, 2008, the Company and certain other wireless carriers were sued by Electronic Data Systems Corporation (“EDS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS alleged that the sale and marketing by the Company of prepaid wireless cellular telephone services infringed these patents, and the complaint sought an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. In July 2009, the parties settled this matter.

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

Digital Technology Licensing

On April 21, 2009, the Company and certain other wireless carriers (including Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC (“DTL”) in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that the Company and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that the Company and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. On August 14, 2009, the Company filed a motion to dismiss the complaint or, in the alternative, for a more definite statement.

On The Go

On July 9, 2009, the Company and certain other wireless carriers were sued by On The Go, LLC (“OTG”) in the United States District Court for the Northern District of Illinois, Eastern Division, for alleged infringement of U.S. Patent No. 7,430,554 entitled “Method and System For Telephonically Selecting, Addressing, and Distributing Messages.” OTG’s complaint alleges that the Company directly and indirectly infringes OTG’s patent by making, offering for sale, selling, providing, maintaining, and supporting the Company’s PAYGo prepaid mobile telephone service and system. The complaint seeks injunctive relief and unspecified damages, including interest and costs. On October 8, 2009, the Company filed an answer to the complaint as well as counterclaims.

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

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Insurers under the Company’s directors’ and officers’ liability insurance policy for these matters asserted that the Company was required to contribute to the payment of litigation costs and to any damages or settlement costs, which the Company disputed. The AWG and Whittington Lawsuits were settled on October 29, 2009, and the matters have been dismissed.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits purporting to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that the Company was restating certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants have filed motions to dismiss the amended federal complaint. On September 29, 2009, the district court granted Leap’s motion to dismiss the derivative complaint for failure to plead that a presuit demand on Leap’s board was excused. Based on a stipulated order, the plaintiff has until November 30, 2009 to file an amended complaint.

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

Outstanding Letters of Credit and Surety Bonds

As of September 30, 2009 and December 31, 2008, the Company had approximately $10.2 million and $9.6 million, respectively, of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. The restricted cash collateralizing the letters of credit outstanding is reported in both restricted cash, cash equivalents and short-term investments and other long-term assets in the condensed consolidated balance sheets.

As of September 30, 2009 and December 31, 2008, the Company had approximately $5.2 million and $5.0 million, respectively, of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiaries, non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of September 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$38	$194,218	$—	$28,705	$—	$222,961
Short-term investments	—	388,798	—	2,350	—	391,148
Restricted cash, cash equivalents and short-term investments	1,613	1,625	—	10	—	3,248
Inventories	—	84,568	—	3,812	—	88,380
Deferred charges	—	36,238	—	—	—	36,238
Other current assets	133	57,805	—	4,165	(26)	62,077

Total current assets	1,784	763,252	—	39,042	(26)	804,052
Property and equipment, net	2	1,815,945	—	277,007	—	2,092,954
Investments in and advances to affiliates and consolidated subsidiaries	2,006,542	2,301,566	150,321	9,127	(4,467,556)	—
Wireless licenses	—	7,889	1,577,450	333,955	—	1,919,294
Assets held for sale	—	—	4,015	—	—	4,015
Goodwill	—	430,101	—	—	—	430,101
Intangible assets, net	—	25,749	—	—	—	25,749
Other assets	7,161	83,026	—	2,691	—	92,878

Total assets	$2,015,489	$5,427,528	$1,731,786	$661,822	$(4,467,582)	$5,369,043

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$143	$236,342	$—	$7,677	$—	$244,162
Current maturities of long-term debt	—	—	—	7,000	—	7,000
Intercompany payables	22,773	407,067	—	16,432	(446,272)	—
Other current liabilities	2,303	199,937	—	15,749	(26)	217,963

Total current liabilities	25,219	843,346	—	46,858	(446,298)	469,125
Long-term debt	250,000	2,474,684	—	701,707	(673,612)	2,752,779
Deferred tax liabilities	—	242,463	—	—	—	242,463
Other long-term liabilities	—	78,836	—	9,778	—	88,614

Total liabilities	275,219	3,639,329	—	758,343	(1,119,910)	3,552,981
Redeemable noncontrolling interests	—	29,278	—	46,514	—	75,792
Stockholders’ equity (deficit)	1,740,270	1,758,921	1,731,786	(143,035)	(3,347,672)	1,740,270

Total liabilities and stockholders’ equity	$2,015,489	$5,427,528	$1,731,786	$661,822	$(4,467,582)	$5,369,043

Condensed Consolidating Balance Sheet as of December 31, 2008 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$27	$333,119	$—	$24,562	$—	$357,708
Short-term investments	—	236,893	—	1,250	—	238,143
Restricted cash, cash equivalents and short-term investments	1,611	3,129	—	40	—	4,780
Inventories	—	97,512	—	1,574	—	99,086
Deferred charges	—	27,207	—	—	—	27,207
Other current assets	83	50,915	—	2,062	(1,112)	51,948

Total current assets	1,721	748,775	—	29,488	(1,112)	778,872
Property and equipment, net	2	1,586,346	—	256,370	—	1,842,718
Investments in and advances to affiliates and consolidated subsidiaries	1,892,457	2,172,085	81,793	9,227	(4,155,562)	—
Wireless licenses	—	7,889	1,501,632	332,277	—	1,841,798
Assets held for sale	—	—	45,569	—	—	45,569
Goodwill	—	430,101	—	—	—	430,101
Intangible assets, net	—	29,854	—	—	—	29,854
Other assets	8,043	72,434	—	3,468	—	83,945

Total assets	$1,902,223	$5,047,484	$1,628,994	$630,830	$(4,156,674)	$5,052,857

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$20	$297,461	$—	$27,813	$—	$325,294
Current maturities of long-term debt	—	9,000	—	4,000	—	13,000
Intercompany payables	33,714	346,049	—	23,687	(403,450)	—
Other current liabilities	5,813	150,919	—	6,382	(1,112)	162,002

Total current liabilities	39,547	803,429	—	61,882	(404,562)	500,296
Long-term debt	250,000	2,281,525	—	524,007	(489,507)	2,566,025
Deferred tax liabilities	—	217,631	—	—	—	217,631
Other long-term liabilities	—	78,861	—	5,489	—	84,350

Total liabilities	289,547	3,381,446	—	591,378	(894,069)	3,368,302
Redeemable noncontrolling interests	—	28,610	—	43,269	—	71,879
Stockholders’ equity (deficit)	1,612,676	1,637,428	1,628,994	(3,817)	(3,262,605)	1,612,676

Total liabilities and stockholders’ equity	$1,902,223	$5,047,484	$1,628,994	$630,830	$(4,156,674)	$5,052,857

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$500,430	$—	$40,822	$16	$541,268
Equipment revenues	—	52,973	—	5,227	—	58,200
Other revenues	—	2,404	22,194	418	(25,016)	—

Total revenues	—	555,807	22,194	46,467	(25,000)	599,468

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	161,686	—	17,616	(22,595)	156,707
Cost of equipment	—	117,119	—	16,383	—	133,502
Selling and marketing	—	93,843	—	17,859	—	111,702
General and administrative	871	76,682	27	11,902	(2,405)	87,077
Depreciation and amortization	—	95,839	—	12,037	—	107,876
Impairment of assets	—	—	639	—	—	639

Total operating expenses	871	545,169	666	75,797	(25,000)	597,503
Gain (loss) on sale or disposal of assets	—	(5,013)	4,426	(4)	—	(591)

Operating income (loss)	(871)	5,625	25,954	(29,334)	—	1,374
Equity in net loss of consolidated subsidiaries	(66,670)	(25,321)	—	—	91,991	—
Equity in net income of investee	—	996	—	—	—	996
Interest income	6,062	23,277	—	405	(29,017)	727
Interest expense	(3,094)	(63,815)	—	(23,136)	30,916	(59,129)
Other expense, net	—	(17)	—	—	—	(17)

Income (loss) before income taxes	(64,573)	(59,255)	25,954	(52,065)	93,890	(56,049)
Income tax expense	—	(9,358)	—	—	—	(9,358)

Net income (loss)	(64,573)	(68,613)	25,954	(52,065)	93,890	(65,407)
Accretion of redeemable noncontrolling interests, net of tax	—	1,943	—	(1,109)	—	834

Net income (loss) attributable to common stockholders	$(64,573)	$(66,670)	$25,954	$(53,174)	$93,890	$(64,573)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,506,487	$—	$90,345	$26	$1,596,858
Equipment revenues	—	172,743	—	14,262	—	187,005
Other revenues	—	4,514	66,533	1,084	(72,131)	—

Total revenues	—	1,683,744	66,533	105,691	(72,105)	1,783,863

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	486,903	—	36,213	(67,498)	455,618
Cost of equipment	—	368,975	—	50,098	—	419,073
Selling and marketing	—	275,873	—	36,040	—	311,913
General and administrative	2,813	244,774	308	30,904	(4,607)	274,192
Depreciation and amortization	—	266,459	—	30,771	—	297,230
Impairment of assets	—	—	639	—	—	639

Total operating expenses	2,813	1,642,984	947	184,026	(72,105)	1,758,665
Gain (loss) on sale or disposal of assets	—	(2,881)	4,426	(109)	—	1,436

Operating income (loss)	(2,813)	37,879	70,012	(78,444)	—	26,634
Equity in net loss of consolidated subsidiaries	(183,723)	(69,096)	—	—	252,819	—
Equity in net income of investee	—	2,990	—	—	—	2,990
Interest income	18,189	63,347	—	2,130	(81,352)	2,314
Interest expense	(9,273)	(162,571)	—	(59,548)	81,352	(150,040)
Other expense, net	—	(126)	—	—	—	(126)
Loss on extinguishment of debt	—	(26,310)	—	—	—	(26,310)

Income (loss) before income taxes	(177,620)	(153,887)	70,012	(135,862)	252,819	(144,538)
Income tax expense	—	(29,412)	—	—	—	(29,412)

Net income (loss)	(177,620)	(183,299)	70,012	(135,862)	252,819	(173,950)
Accretion of redeemable noncontrolling interests, net of tax	—	(424)	—	(3,246)	—	(3,670)

Net income (loss) attributable to common stockholders	$(177,620)	$(183,723)	$70,012	$(139,108)	$252,819	$(177,620)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$421,635	$—	$12,907	$(19)	$434,523
Equipment revenues	—	61,080	—	1,094	—	62,174
Other revenues	—	—	18,444	—	(18,444)	—

Total revenues	—	482,715	18,444	14,001	(18,463)	496,697

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	137,129	—	10,941	(18,362)	129,708
Cost of equipment	—	110,479	—	2,578	—	113,057
Selling and marketing	—	70,134	—	7,273	—	77,407
General and administrative	1,105	79,118	223	7,177	(101)	87,522
Depreciation and amortization	5	83,798	—	2,230	—	86,033
Impairment of assets	—	—	177	—	—	177

Total operating expenses	1,110	480,658	400	30,199	(18,463)	493,904
Loss on sale or disposal of assets	—	(402)	—	—	—	(402)

Operating income (loss)	(1,110)	1,655	18,044	(16,198)	—	2,391
Equity in net loss of consolidated subsidiaries	(51,137)	(15,345)	—	—	66,482	—
Equity in net income of investee	—	230	—	—	—	230
Interest income	6,067	16,020	—	876	(18,891)	4,072
Interest expense	(3,082)	(51,489)	—	(7,844)	17,063	(45,352)
Other income, net	—	1,115	—	—	—	1,115

Income (loss) before income taxes	(49,262)	(47,814)	18,044	(23,166)	64,654	(37,544)
Income tax expense	—	(2,335)	(7,391)	—	—	(9,726)

Net income (loss)	(49,262)	(50,149)	10,653	(23,166)	64,654	(47,270)
Accretion of redeemable noncontrolling interests, net of tax	—	(988)	—	(1,004)	—	(1,992)

Net income (loss) attributable to common stockholders	$(49,262)	$(51,137)	$10,653	$(24,170)	$64,654	$(49,262)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,213,172	$—	$37,461	$(38)	$1,250,595
Equipment revenues	—	186,149	—	3,195	—	189,344
Other revenues	—	—	53,376	—	(53,376)	—

Total revenues	—	1,399,321	53,376	40,656	(53,414)	1,439,939

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	387,937	—	24,904	(53,106)	359,735
Cost of equipment	—	324,715	—	7,690	—	332,405
Selling and marketing	—	195,831	—	13,952	—	209,783
General and administrative	3,926	219,440	682	16,922	(308)	240,662
Depreciation and amortization	24	248,348	—	6,467	—	254,839
Impairment of assets	—	—	177	—	—	177

Total operating expenses	3,950	1,376,271	859	69,935	(53,414)	1,397,601
Gain (loss) on sale or disposal of assets	—	(715)	1,274	—	—	559

Operating income (loss)	(3,950)	22,335	53,791	(29,279)	—	42,897
Equity in net loss of consolidated subsidiaries	(94,249)	(22,465)	—	—	116,714	—
Equity in net loss of investee	—	(1,127)	—	—	—	(1,127)
Interest income	6,483	43,788	—	2,032	(40,864)	11,439
Interest expense	(3,288)	(121,175)	—	(24,405)	39,758	(109,110)
Other income (expense), net	367	(3,595)	—	—	—	(3,228)

Income (loss) before income taxes	(94,637)	(82,239)	53,791	(51,652)	115,608	(59,129)
Income tax expense	—	(9,123)	(20,560)	—	—	(29,683)

Net income (loss)	(94,637)	(91,362)	33,231	(51,652)	115,608	(88,812)
Accretion of redeemable noncontrolling interests, net of tax	—	(2,887)	—	(2,938)	—	(5,825)

Net income (loss) attributable to common stockholders	$(94,637)	$(94,249)	$33,231	$(54,590)	$115,608	$(94,637)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$11	$265,465	$—	$(70,523)	$(128)	$194,825

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(528,927)	—	(43,238)	—	(572,165)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(32,717)	—	(1,594)	—	(34,311)
Proceeds from the sale of wireless licenses	—	2,965	—	—	—	2,965
Purchases of investments	—	(640,193)	—	—	—	(640,193)
Sales and maturities of investments	—	487,270	—	—	—	487,270
Investments in and advances to affiliates and consolidated subsidiaries	(265,907)	—	—	—	265,907	—
Purchase of membership units of equity method investment	—	—	—	—	—	—
Change in restricted cash	—	676	—	30	—	706

Net cash used in investing activities	(265,907)	(710,926)	—	(44,802)	265,907	(755,728)

Financing activities:
Issuance of long-term debt	—	1,057,474	—	—	—	1,057,474
Issuance of related party debt	—	(123,000)	—	123,000	—	—
Repayment of long-term debt	—	(877,500)	—	(3,404)	—	(880,904)
Payment of debt issuance costs	—	(15,094)	—	—	—	(15,094)
Capital contributions, net	265,907	265,907	—	—	(265,907)	265,907
Noncontrolling interests distribution	—	—	—	—	—	—
Other	—	(1,227)	—	(128)	128	(1,227)

Net cash provided by financing activities	265,907	306,560	—	119,468	(265,779)	426,156

Net increase (decrease) in cash and cash equivalents	11	(138,901)	—	4,143	—	(134,747)
Cash and cash equivalents at beginning of period	27	333,119	—	24,562	—	357,708

Cash and cash equivalents at end of period	$38	$194,218	$—	$28,705	$—	$222,961

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$999	$250,306	$—	$20,011	$(47)	$271,269

Investing activities:
Acquisition of a business, net of cash acquired	—	(31,201)	—	—	—	(31,201)
Purchases of and changes in prepayments for property and equipment	—	(406,120)	—	(127,080)	—	(533,200)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(74,167)	—	(531)	—	(74,698)
Return of deposit for wireless licenses	—	70,000	—	—	—	70,000
Purchases of investments	—	(446,590)	—	—	—	(446,590)
Sales and maturities of investments	—	329,939	—	11,300	—	341,239
Investments in and advances to affiliates and consolidated subsidiaries	(7,068)	—	—	—	7,068	—
Purchase of membership units of equity method investment	—	(1,033)	—	—	—	(1,033)
Change in restricted cash	68	(2,393)	—	345	—	(1,980)

Net cash used in investing activities	(7,000)	(561,565)	—	(115,966)	7,068	(677,463)

Financing activities:
Issuance of long-term debt	242,500	293,250	—	—	—	535,750
Issuance of related party debt	(242,500)	134,866	—	107,634	—	—
Repayment of long-term debt	—	(6,750)	—	(1,000)	—	(7,750)
Payment of debt issuance costs	(1,049)	(6,458)	—	—	—	(7,507)
Capital contributions, net	7,068	7,068	—	—	(7,068)	7,068
Noncontrolling interests distribution	—	—	—	(47)	47	—
Other	—	(12,900)	—	—	—	(12,900)

Net cash provided by financing activities	6,019	409,076	—	106,587	(7,021)	514,661

Net increase in cash and cash equivalents	18	97,817	—	10,632	—	108,467
Cash and cash equivalents at beginning of period	62	399,153	—	34,122	—	433,337

Cash and cash equivalents at end of period	$80	$496,970	$—	$44,754	$—	$541,804

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” and “us” refer to Leap Wireless International, Inc., or Leap, and its subsidiaries, including Cricket Communications, Inc., or Cricket. Leap, Cricket and their subsidiaries and consolidated joint ventures are sometimes collectively referred to herein as the “Company.” Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2009 population estimates provided by Claritas Inc.

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	the duration and severity of the current economic downturn in the United States and changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute effectively on our other strategic activities;

•	our ability to obtain roaming services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

Cricket service is offered by Cricket, a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations, and in the upper Midwest by Denali Spectrum Operations, LLC, or Denali Operations. Cricket owns an indirect 70.7% non-controlling interest in LCW Operations through a 70.7% non-controlling interest in LCW Wireless, LLC, or LCW Wireless, and owns an indirect non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali. LCW Wireless and Denali are designated entities under FCC regulations. We consolidate our interests in LCW Wireless and Denali in accordance with the Financial Accounting Standards Board’s, or FASB’s, authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and we will absorb a majority of their expected losses.

As of September 30, 2009, Cricket service was offered in 34 states and the District of Columbia and had approximately 4.7 million customers. As of September 30, 2009, we, LCW Wireless License, LLC, or LCW License (a wholly owned subsidiary of LCW Operations), and Denali Spectrum License Sub, LLC, or Denali License Sub (an indirect wholly owned subsidiary of Denali) owned wireless licenses covering an aggregate of approximately 179.4 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 91.1 million POPs as of September 30, 2009, which includes incremental POPs attributed to ongoing footprint expansion in existing markets. The licenses we and Denali purchased in the Federal Communications Commission’s, or FCC’s, auction for Advanced Wireless Services, or AWS, spectrum, or Auction #66, together with the existing licenses we own, provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming Denali License Sub were to make available to us certain of its spectrum.

Our Cricket service offerings are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our primary Cricket service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plan combines unlimited local and U.S. long distance service from any Cricket service area with unlimited use of multiple calling features and messaging services. We also offer a flexible payment option, BridgePaytm, which gives our customers greater flexibility in the use and payment of our Cricket Wireless service and which we believe will help us to improve customer retention. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for one low, flat rate with no long-term commitments or credit checks. We also offer Cricket PAYGotm, a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar. We recently began distributing Cricket Broadband and daily and monthly pay-as-you-go versions of our Cricket PAYGo product through national mass-market retailers.

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets because we offer an attractive value proposition to our customers while utilizing a cost structure that is significantly lower than most of our competitors. As a result, we have continued activities to broaden our product portfolio and to expand and improve our network coverage and capacity. In addition to our new product offerings described above, during the first half of 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C. and Baltimore covering approximately 24 million additional POPs, and we are currently completing the build out of those markets. We also continue to improve our network coverage and capacity in many of our existing markets and have deployed a substantial number of the approximately 600 cell sites that we plan to launch by the end of 2010 to enable us to provide improved service areas. In addition to our current business expansion efforts, we may pursue other activities to build our business. For example, we have identified new markets covering approximately 16 million additional POPs that we could elect to build out and launch with Cricket service in the future using our wireless licenses, although we have not established a timeline for any build out or launch of those markets. Other business expansion efforts could include (without limitation) the launch of new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, entering into partnerships with others to launch and operate additional markets or to reduce operating costs in existing markets, the acquisition of other wireless communications companies or complementary businesses or the deployment of next-generation network technology over the longer term. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License Sub hold include large regional areas covering both rural and metropolitan communities, we and Denali may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service.

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

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol service providers and traditional landline service providers, including telephone and cable companies. The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings. These service offerings have presented additional strong competition in markets in which our offerings overlap. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. We recently revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans. These changes, which were made in response to the competitive and economic environment, have resulted in lower average monthly revenue per customer. We also recently revised certain features of our dealer compensation. In addition, rising unemployment levels have recently impacted our customer base, including, in particular, the lower-income segment of our customer base, decreasing their discretionary income. The evolving competitive and economic landscape has impacted our financial and operating results, and we expect that it may result in more competitive pricing, slower growth, higher costs and increased customer turnover, as well as the possibility of requiring us to further modify our service plans, increase our handset subsidies or increase our dealer compensation in response to competition. We believe that our cost structure provides us with a significant advantage in responding to changing competitive and economic conditions and enables us to revise our product and service offerings to attract and retain customers. Evolving competition or continuing unfavorable unemployment levels, however, could continue to adversely impact average monthly revenue per customer, increase churn and decrease operating income before depreciation and amortization, or OIBDA, and free cash flow.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity through capital markets transactions. See “Liquidity and Capital Resources” below.

Among the most significant factors affecting our financial condition and performance from period to period have been our new market expansions and growth in customers, the impacts of which are reflected in our revenues and operating expenses. Throughout the last several years, we and our consolidated joint ventures have continued

expanding existing market footprints and have launched additional markets, increasing the number of potential customers covered by our networks from approximately 27.7 million covered POPs as of December 31, 2005, to approximately 48.0 million covered POPs as of December 31, 2006, to approximately 53.2 million covered POPs as of December 31, 2007, to approximately 67.2 million covered POPs as of December 31, 2008 and to approximately 91.1 million covered POPs as of September 30, 2009. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 1.67 million customers as of December 31, 2005, to 2.23 million customers as of December 31, 2006, to 2.86 million customers as of December 31, 2007, to 3.84 million customers as of December 31, 2008 and to 4.66 million customers as of September 30, 2009. In addition, our total revenues have increased from $957.8 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.63 billion for fiscal 2007 and to $1.96 billion for fiscal 2008, and from $1.44 billion for the nine months ended September 30, 2008 to $1.78 billion for the nine months ended September 30, 2009.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting the increase in customers, the costs associated with the launch of new products and markets and the broader variety of products and services provided to our customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to expansion into new markets, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $901.4 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.57 billion for fiscal 2007 and to $1.91 billion for fiscal 2008, and from $1.40 billion for the nine months ended September 30, 2008 to $1.76 billion for the nine months ended September 30, 2009. During this period, we also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses. As a result, our interest expense has increased from $30.1 million for fiscal 2005, to $61.3 million for fiscal 2006, to $121.2 million for fiscal 2007 and to $158.3 million for fiscal 2008, and from $109.1 million for the nine months ended September 30, 2008 to $150.0 million for the nine months ended September 30, 2009.

Primarily as a result of the factors described above, our net income of $30.7 million for fiscal 2005 decreased to a net loss of $25.5 million for fiscal 2006, a net loss of $76.4 million for fiscal 2007 and a net loss of $143.4 million for the year ended December 31, 2008, and our net loss of $88.8 million for the nine months ended September 30, 2008 increased to a net loss of $174.0 million for the nine months ended September 30, 2009. We believe, however, that the significant initial costs associated with building out and launching new markets and further expanding our existing business will provide substantial future benefits as the new markets we have launched continue to develop, our existing markets mature and we continue to add subscribers and generate additional revenues.

We intend to continue to be disciplined as we consider and pursue future expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications. We expect to achieve increased revenues and incur higher operating expenses as our existing business grows and as we broaden our product portfolio and expand and improve our network coverage and capacity. Any significant new activities may require significant expenditures and may suffer cost overruns. Any such significant capital expenditures or increased operating expenses will decrease OIBDA and free cash flow for the periods in which we incur such costs. However, we are willing to incur such expenditures because we expect our business expansion activities will be beneficial to our business and create additional value for our stockholders.

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

Wireless Licenses

We, LCW Wireless and Denali operate broadband Personal Communications Services, or PCS, and AWS networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because we expect our subsidiaries and consolidated joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of our or our consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, we evaluate the remaining useful life of our indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, we test the wireless license for impairment in accordance with the authoritative guidance for the impairment or disposal of long-lived assets, and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, and as more fully described below, on a quarterly basis, we evaluate the triggering event criteria outlined in the guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, we also test our wireless licenses for impairment in accordance with the authoritative guidance for goodwill and other intangible assets on an annual basis. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell.

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

Impairment of Indefinite-Lived Intangible Assets

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, and as more fully described below, on a quarterly basis, we evaluate the triggering event criteria outlined in the guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted during the third quarter of each year. Accordingly, we performed our annual impairment test during the three months ended September 30, 2009.

Wireless Licenses

Our wireless licenses in our operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Our non-operating licenses are tested for impairment on an individual basis. As of September 30, 2009, the carrying values of our operating and non-operating wireless licenses were $1,889.3 million and $30.0 million, respectively. An impairment loss is recognized on our operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on our non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, we recorded an impairment charge of $0.6 million during the three and nine months ended September 30, 2009 and an impairment charge of $0.2 million during the three and nine months ended September 30, 2008 to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. No impairment charges were recorded for our operating wireless licenses as the aggregate fair values of these licenses exceeded the aggregate carrying value.

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

As a result of the valuation analysis discussed above, the fair value of our wireless licenses increased by approximately 5% from September 2008 to September 2009 (as adjusted to reflect the effects of our acquisitions and dispositions of wireless licenses during the period). As of September 30, 2009, the fair value of our wireless licenses significantly exceeded their carrying value. The aggregate fair value of our individual wireless licenses was

$2,425.1 million, which when compared to their respective aggregate carrying value of $1,919.3 million, yielded significant excess fair value.

As of September 30, 2009, the aggregate fair value and carrying value of our individual operating wireless licenses was $2,388.5 million and $1,889.3 million, respectively. If the fair value of our operating wireless licenses had declined by 10% as of September 30, 2009, we would not have recognized any impairment loss. As of September 30, 2009, the aggregate fair value and carrying value of our individual non-operating wireless licenses was $36.6 million and $30.0 million, respectively. If the fair value of our non-operating wireless licenses had declined by 10% as of September 30, 2009, we would have recognized an impairment loss of approximately $1.7 million.

Goodwill

We assess our goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the book value of our net assets to our fair value. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any.

We conduct our annual impairment testing during the third quarter of each year. In connection with this annual test, we base our determination of fair value primarily upon our average market capitalization for the month of August, plus an assumed control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. We believe that it is preferable to determine market capitalization using an average calculated over a one-month period, rather than on a single day at the end of a period, to account for fluctuations in the trading price of Leap common stock. In addition, we management consider the month of August to be an appropriate period over which to measure average market capitalization for purposes of the third quarter test because trading prices during the period reflect market reaction to our most recently announced financial and operating results, typically announced early in the month of August. Moreover, measuring the average market capitalization over the month of August provides us with sufficient time to complete our impairment assessment and report the results in our third quarter financial statements.

In conducting the annual impairment test during the third quarter of 2009, we applied an assumed control premium of 30% to our average market capitalization. We believe that consideration of an assumed control premium is customary in determining fair value, and we utilized an assumed control premium as contemplated by applicable accounting guidance. We believe that our consideration of a control premium was appropriate because we believe that our market capitalization does not fully capture the fair value of our business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in our company. We determined the amount of the assumed control premium as part of our third quarter 2009 testing based upon our relevant transactional experience, a review of recent comparable telecommunications transactions and an assessment of market, economic and other factors. The actual amount of any control premium realized in any transaction involving our company, however, could be higher or lower than the assumed control premium depending on the circumstances.

As of September 30, 2009, the carrying value of our goodwill was $430.1 million. Based upon our annual impairment test conducted during the third quarter of 2009, we determined that no impairment condition existed. As of August 31, 2009, the book value of our net assets was $1,758.5 million and the fair value of our company, based upon our average market capitalization during the month of August and an assumed control premium of 30%, was $1,850.7 million.

Although the average closing price of Leap common stock for the month of September was higher than the average closing price for the month of August, since September 30, 2009, the competition in markets in which we operate has intensified and the trading price of Leap common stock has been highly volatile, declining significantly below the level we considered in performing our annual impairment test. Since September 30, 2009, the closing price of Leap common stock has ranged from a high of $17.42 per share to a low of $13.03 per share, and the closing price of Leap common stock was $13.03 per share on November 5, 2009. If the trading price of Leap common stock were to continue to be adversely affected for a sustained period of time due to competition in the wireless telecommunications industry, significant changes in our financial or operating performance, unfavorable economic conditions or other factors, this decline could constitute a triggering event which would require us to perform an interim goodwill impairment test prior to our next annual impairment test during the third quarter of 2010 and possibly as soon as during the fourth quarter of 2009. If the first step of the interim impairment test were to indicate that a potential impairment existed, we would be required to perform the second step of the goodwill impairment test, which would require us to determine the fair value of our net assets and could require us to recognize a material non-cash impairment charge that could reduce all or a portion of the carrying value of our goodwill of $430.1 million.

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations for the three and nine months ended September 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended September 30,
		% of 2009		% of 2008	Change from
		Service		Service	Prior Year
	2009	Revenues	2008	Revenues	Dollars	Percent

Revenues:
Service revenues	$541,268		$434,523		$106,745	24.6%
Equipment revenues	58,200		62,174		(3,974)	(6.4)%

Total revenues	599,468		496,697		102,771	20.7%

Operating expenses:
Cost of service	156,707	29.0%	129,708	29.9%	26,999	20.8%
Cost of equipment	133,502	24.7%	113,057	26.0%	20,445	18.1%
Selling and marketing	111,702	20.6%	77,407	17.8%	34,295	44.3%
General and administrative	87,077	16.1%	87,522	20.1%	(445)	(0.5)%
Depreciation and amortization	107,876	19.9%	86,033	19.8%	21,843	25.4%
Impairment of assets	639	0.1%	177	0.0%	462	261.0%

Total operating expenses	597,503	110.4%	493,904	113.7%	103,599	21.0%
Loss on sale or disposal of assets	(591)	(0.1)%	(402)	(0.1)%	(189)	(47.0)%

Operating income	$1,374	0.3%	$2,391	0.6%	$(1,017)	(42.5)%

	Nine Months Ended September 30,
		% of 2009		% of 2008	Change from
		Service		Service	Prior Year
	2009	Revenues	2008	Revenues	Dollars	Percent

Revenues:
Service revenues	$1,596,858		$1,250,595		$346,263	27.7%
Equipment revenues	187,005		189,344		(2,339)	(1.2)%

Total revenues	1,783,863		1,439,939		343,924	23.9%

Operating expenses:
Cost of service	455,618	28.5%	359,735	28.8%	95,883	26.7%
Cost of equipment	419,073	26.2%	332,405	26.6%	86,668	26.1%
Selling and marketing	311,913	19.5%	209,783	16.8%	102,130	48.7%
General and administrative	274,192	17.2%	240,662	19.2%	33,530	13.9%
Depreciation and amortization	297,230	18.6%	254,839	20.4%	42,391	16.6%
Impairment of assets	639	0.0%	177	0.0%	462	261.0%

Total operating expenses	1,758,665	110.1%	1,397,601	111.8%	361,064	25.8%
Gain on sale or disposal of assets	1,436	0.1%	559	0.0%	877	156.9%

Operating income	$26,634	1.7%	$42,897	3.4%	$(16,263)	(37.9)%

The following tables summarize customer activity for the three and nine months ended September 30, 2009 and 2008:

			Change
For the Three Months Ended September 30(1):	2009	2008	Amount	Percent

Gross customer additions	851,230	593,619	257,611	43.4%
Net customer additions	116,182	155,779	(39,597)	25.4%
Weighted-average number of customers	4,555,605	3,371,932	1,183,673	35.1%

			Change
For the Nine Months Ended September 30(1):	2009	2008	Amount	Percent

Gross customer additions	2,532,074	1,686,143	845,931	50.2%
Net customer additions	811,702	557,012	254,690	45.7%
Weighted-average number of customers	4,348,973	3,163,480	1,185,493	37.5%

As of September 30:

Total customers	4,656,362	3,460,140	1,196,222	34.6%

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Service Revenues

Service revenues increased $106.7 million, or 24.6%, for the three months ended September 30, 2009 compared to the corresponding period of the prior year. This increase resulted from a 35.1% increase in average total customers due primarily to new market launches during the first half of 2009 and customer acceptance of our Cricket Broadband service. This increase was partially offset by a 7.8% decline in average monthly revenues per customer. The decline in average monthly revenues per customer reflected increased customer acceptance of our lower-priced Cricket Wireless service plans and increased customer acceptance of our Cricket Broadband service, which is generally priced lower than our most popular Cricket Wireless service plans. Average monthly revenues per customer for the three months ended September 30, 2009 were also impacted by increased customer deactivations and higher reactivations due to the impact of rising unemployment on discretionary spending and increased competitive activity.

Service revenues increased $346.3 million, or 27.7%, for the nine months ended September 30, 2009 compared to the corresponding period of the prior year. This increase resulted from a 37.5% increase in average total customers due primarily to new market launches during the first half of 2009 and customer acceptance of our Cricket Broadband service. This increase was partially offset by a 7.1% decline in average monthly revenues per customer. The decline in average monthly revenues per customer reflected increased customer acceptance of our lower-priced Cricket Wireless service plans and increased customer acceptance of our Cricket Broadband service, which is generally priced lower than our most popular Cricket Wireless service plans. Average monthly revenues per customer for the nine months ended September 30, 2009 were also impacted by increased customer deactivations and higher reactivations due to the impact of rising unemployment on discretionary spending and increased competitive activity.

Equipment Revenues

Equipment revenues decreased $4.0 million, or 6.4%, for the three months ended September 30, 2009 compared to the corresponding period of the prior year. A 45% increase in handset and broadband data card sales volume was more than offset by a reduction in the average revenue per device sold. The reduction in the average revenue per device sold was primarily due to the increased promotions offered to our customers, the expansion of our low-cost handset offerings and the expansion of our Cricket Broadband and Cricket PAYGo product offerings.

Equipment revenues decreased $2.3 million, or 1.2%, for the nine months ended September 30, 2009 compared to the corresponding period of the prior year. A 46% increase in handset and broadband data card sales volume was more than offset by a reduction in the average revenue per device sold. The reduction in the average revenue per device sold was primarily due to the increased promotions offered to our customers, the expansion of our low-cost handset offerings and the expansion of our Cricket Broadband and Cricket PAYGo product offerings.

Cost of Service

Cost of service increased $27.0 million, or 20.8%, for the three months ended September 30, 2009 compared to the corresponding period of the prior year. The most significant factor contributing to the increase in cost of service was the increase in our fixed costs due to the launch of our largest markets during the first half of 2009 and the resultant increase in the size of our network footprint and supporting infrastructure. The number of potential customers covered by our networks increased from approximately 61.7 million covered POPs as of September 30, 2008 to approximately 91.1 million covered POPs as of September 30, 2009. As a percentage of service revenues, cost of service decreased to 29.0% from 29.9% in the prior year period, primarily resulting from the increase in service revenues and the consequent benefits of scale.

Cost of service increased $95.9 million, or 26.7%, for the nine months ended September 30, 2009 compared to the corresponding period of the prior year. The most significant factor contributing to the increase in cost of service was the increase in our fixed costs due to the launch of our largest markets during the first half of 2009 and the resultant increase in the size of our network footprint and supporting infrastructure. The number of potential customers covered by our networks increased from approximately 61.7 million covered POPs as of September 30, 2008 to approximately 91.1 million covered POPs as of September 30, 2009. As a percentage of service revenues, cost of service decreased to 28.5% from 28.8% in the prior year period, primarily resulting from the increase in service revenues and the consequent benefits of scale.

Cost of Equipment

Cost of equipment increased $20.4 million, or 18.1%, for the three months ended September 30, 2009 compared to the corresponding period of the prior year. A 45% increase in handset and broadband data card sales volume was partially offset by a reduction in the average cost per device sold, primarily due to the expansion of our low-cost product offerings.

Cost of equipment increased $86.7 million, or 26.1%, for the nine months ended September 30, 2009 compared to the corresponding period of the prior year. A 46% increase in handset and broadband data card sales volume was partially offset by a reduction in the average cost per device sold, primarily due to the expansion of our low-cost product offerings.

Selling and Marketing Expenses

Selling and marketing expenses increased $34.3 million, or 44.3%, for the three months ended September 30, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 20.6% from 17.8% in the prior year period. This percentage increase was largely attributable to a 1.8% increase in media and advertising costs as a percentage of service revenues and a 0.8% increase in store and staffing costs as a percentage of service revenues primarily reflecting costs associated with the launch of our largest markets during the first half of 2009 and the costs associated with the expansion of our Cricket Broadband and Cricket PAYGo service offerings.

Selling and marketing expenses increased $102.1 million, or 48.7%, for the nine months ended September 30, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 19.5% from 16.8% in the prior year period. This percentage increase was largely attributable to a 1.7% increase in media and advertising costs as a percentage of service revenues and a 1.0% increase in store and staffing costs as a percentage of service revenues primarily reflecting costs associated with the launch of our largest markets during the first half of 2009 and the costs associated with the expansion of our Cricket Broadband and Cricket PAYGo service offerings.

General and Administrative Expenses

General and administrative expenses decreased $0.4 million, or 0.5%, for the three months ended September 30, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 16.1% from 20.1% in the prior year period primarily due to the increase in service revenues and consequent benefits of scale.

General and administrative expenses increased $33.5 million, or 13.9%, for the nine months ended September 30, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 17.2% from 19.2% in the prior year period primarily due to the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $21.8 million, or 25.4%, for the three months ended September 30, 2009 compared to the corresponding period of the prior year and increased $42.4 million, or 16.6%, for the nine months ended September 30, 2009 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property and equipment, net from approximately $1,661.5 million as of September 30, 2008 to approximately $2,093.0 million as of September 30, 2009, in connection with the build-out and launch of our new markets throughout 2008 and during the first half of 2009 and the improvement and expansion of our networks in existing markets.

Impairment of Assets

As more fully described above, as a result of our annual impairment tests of our wireless licenses, we recorded impairment charges of $0.6 million and $0.2 million during the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008, respectively, to reduce the carrying values of certain non-operating wireless licenses to their fair values.

Gain (Loss) on Sale or Disposal of Assets

During the three months ended September 30, 2009, we recognized losses of approximately $0.6 million upon the disposal of certain of our property and equipment.

As more fully described below and in Note 7 to our condensed consolidated financial statements in “Part I — Item 1. Financial Statements” included in this report, we completed the exchange of certain wireless spectrum with MetroPCS Communications, Inc., or MetroPCS, in March 2009. We recognized a non-monetary net gain of approximately $4.4 million upon the closing of the transaction. This net gain was partially offset by approximately $3.0 million in losses we recognized upon the disposal of certain of our property and equipment during the nine months ended September 30, 2009.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	2008	Change

Equity in net income of investee	$996	$230	$766
Interest income	727	4,072	(3,345)
Interest expense	(59,129)	(45,352)	(13,777)
Other income (expense), net	(17)	1,115	(1,132)
Income tax expense	(9,358)	(9,726)	368

	Nine Months Ended September 30,
	2009	2008	Change

Equity in net income (loss) of investee	$2,990	$(1,127)	$4,117
Interest income	2,314	11,439	(9,125)
Interest expense	(150,040)	(109,110)	(40,930)
Other expense, net	(126)	(3,228)	3,102
Loss on extinguishment of debt	(26,310)	—	(26,310)
Income tax expense	(29,412)	(29,683)	271

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Equity in Net Income (Loss) of Investee

Equity in net income (loss) of investee reflects our share of net income (losses) in a regional wireless service provider in which we hold an investment.

Interest Income

Interest income decreased $3.3 million during the three months ended September 30, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in short-term interest rates from the corresponding period of the prior year.

Interest income decreased $9.1 million during the nine months ended September 30, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in short-term interest rates from the corresponding period of the prior year.

Interest Expense

Interest expense increased $13.8 million during the three months ended September 30, 2009 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of

$1,100 million of senior secured notes in June 2009, in addition to interest expense we incurred under our $895.5 million term loan under our former amended and restated credit agreement, or Credit Agreement, of which we repaid all principal amounts outstanding in June 2009. We capitalized $1.3 million of interest during the three months ended September 30, 2009 compared to $12.5 million of capitalized interest during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out. We expect future capitalized interest to be less significant given the completion of our launches of our largest markets during the first half of 2009. See “— Liquidity and Capital Resources” below.

Interest expense increased $40.9 million during the nine months ended September 30, 2009 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $300 million of unsecured senior notes and $250 million of convertible senior notes in June 2008, our issuance of $1,100 million of senior notes in June 2009, and the increase in the interest rate applicable to our $895.5 million term loan under an amendment to our former Credit Agreement in June 2008. We capitalized $20.5 million of interest during the nine months ended September 30, 2009 compared to $38.6 million of capitalized interest during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out. We expect future capitalized interest to be less significant given the completion of our launches of our largest markets during the first half of 2009. See “— Liquidity and Capital Resources” below.

Loss on Extinguishment of Debt

In connection with our issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, as more fully described below, we repaid all principal amounts outstanding under our Credit Agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, a prepayment premium of $17.5 million and a payment of $8.5 million in connection with the unwinding of associated interest rate swap agreements. In connection with such repayment, the Company terminated the Credit Agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the Credit Agreement, we recognized a $26.3 million loss on extinguishment of debt during the nine months ended September 30, 2009, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with our interest rate swaps.

Income Tax Expense

The computation of our annual effective tax rate includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting our ordinary income (loss). Our projected ordinary income tax expense for the full year 2009, which excludes the effect of discrete items, consists primarily of the deferred tax effect of our investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses and tax goodwill for income tax purposes. Because our projected 2009 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for the accounting for income taxes in interim periods, we have calculated our provision for income taxes for the three and nine months ended September 30, 2009 and 2008 based on the actual effective tax rate by applying the actual effective tax rate to the year-to-date income.

During the three and nine months ended September 30, 2009, we recorded income tax expense of $9.4 million and $29.4 million, respectively, compared to income tax expense of $9.7 million and $29.7 million for the three and nine months ended September 30, 2008, respectively. The decrease in income tax expense during the three months ended September 30, 2009 related primarily to a decrease in income tax expense associated with our investment in LCW Wireless and a decrease in our Texas Margins Tax, or TMT, liability. The decrease in income tax expense during the nine months ended September 30, 2009 was attributable to several factors, including the termination of our interest rate swaps, a decrease in income tax expense associated with our investment in LCW Wireless and a decrease in our effective state income tax rate as a result of the enactment of the California Budget Act of 2008, which was signed into law on February 20, 2009, offset by an increase to our TMT liability. The new California law permits taxpayers to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. This decrease in our effective state income tax rate resulted in a decrease in our net deferred tax liability and a corresponding decrease in our income tax expense.

We expect that we will recognize income tax expense for the full year 2009 despite the fact that we have recorded a full valuation allowance on almost all of our deferred tax assets. This result is because of the deferred tax effect of the amortization of wireless licenses and tax basis goodwill for income tax purposes.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss, or NOL, carryforwards, capital loss carryforwards and income tax credits. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. Included in our deferred tax assets as of September 30, 2009 were federal NOL carryforwards of approximately $1.4 billion (which will begin to expire in 2022) and state NOL carryforwards of approximately $1.4 billion ($32.2 million of which will expire at the end of 2009), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment, we have weighed the positive and negative factors with respect to this determination and, at this time, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of a $2.4 million TMT credit. We will continue to closely monitor the positive and negative factors to assess whether we are required to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision.

In accordance with the authoritative guidance for business combinations, which was effective for us on January 1, 2009, any reduction in our valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

Subscriber Recognition and Disconnect Policies

We recognize a new customer as a gross addition in the month that he or she activates a Cricket service. We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated. The customer must pay his or her service amount by the payment due date or his or her service will be suspended. Cricket Wireless customers, however, may elect to purchase our BridgePay service, which would entitle them to an additional seven days of service. When service is suspended, the customer is generally not able to make or receive calls or access the internet via our Cricket Broadband service, as applicable. Any call attempted by a suspended Cricket Wireless customer is routed directly to our customer service center in order to arrange payment. In order to re-establish Cricket Wireless or Cricket Broadband service, a customer must make all past-due payments and pay a reactivation charge. For our Cricket Wireless and Cricket Broadband services, if a new customer does not pay all amounts due on his or her first bill within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which the customer’s service was discontinued. If a Cricket Wireless or Cricket Broadband customer has made payment on his or her first bill and in a subsequent month does not pay all amounts due within 30 days of the due date, the account is disconnected and counted as churn. For Cricket Wireless customers who have elected to use BridgePay to receive an additional seven days of service, those customers must still pay all amounts otherwise due on their Cricket Wireless account within 30 days of the original due date or their account will also be disconnected and counted as churn. Pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Customers of our Cricket PAYGo service are generally disconnected from service and counted as churn if they have not replenished or “topped up” their account within 60 days after the end of their current term of service.

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

The following table shows metric information for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008

ARPU	$39.60	$42.95
CPGA	$208	$201
CCU	$17.73	$21.50
Churn	5.4%	4.2%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended September 30,
	2009	2008

Selling and marketing expense	$111,702	$77,407
Less share-based compensation expense included in selling and marketing expense	(1,866)	(871)
Plus cost of equipment	133,502	113,057
Less equipment revenue	(58,200)	(62,174)
Less net loss on equipment transactions unrelated to initial customer acquisition	(7,708)	(7,880)

Total costs used in the calculation of CPGA	$177,430	$119,539
Gross customer additions	851,230	593,619

CPGA	$208	$201

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	September 30,
	2009	2008

Cost of service	$156,707	$129,708
Plus general and administrative expense	87,077	87,522
Less share-based compensation expense included in cost of service and general and administrative expense	(9,141)	(7,595)
Plus net loss on equipment transactions unrelated to initial customer acquisition	7,708	7,880

Total costs used in the calculation of CCU	$242,351	$217,515
Weighted-average number of customers	4,555,605	3,371,932

CCU	$17.73	$21.50

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $614.1 million in unrestricted cash, cash equivalents and short-term investments as of September 30, 2009. We generated $194.8 million of net cash from operating activities during the nine months ended September 30, 2009, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. In addition, we generated $426.2 million of net cash from financing activities during the nine months ended September 30, 2009, which included proceeds from our issuance of senior secured notes and sale of Leap common stock in June 2009. From time to time, we may generate additional liquidity through future capital markets transactions.

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

Our current business expansion efforts include activities to broaden our product portfolio and to expand and improve our network coverage and capacity. We have introduced two new product offerings, Cricket Broadband and Cricket PAYGo, in all of our and our consolidated joint ventures’ markets to complement our Cricket Wireless service. In addition, we recently began distributing Cricket Broadband and daily and monthly pay-as-you-go versions of our Cricket PAYGo product through national mass-market retailers. In addition, during the first half of 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C. and Baltimore covering approximately 24 million additional POPs, and we are currently completing the build out of those markets. We also continue to improve our network coverage and capacity in many of our existing markets and have deployed a substantial number of the approximately 600 cell sites that we plan to launch by the end of 2010 to enable us to provide improved service areas.

Our current business operations and expansion efforts have required significant expenditures. Our operating expenses for the year ended December 31, 2008 and for the nine months ended September 30, 2009 were $1,912.0 million and $1,758.7 million, respectively. In addition, we and our consolidated joint ventures made approximately $795.7 million and $577.5 million in capital expenditures, including related capitalized interest costs, during the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively, primarily to support the build out and launch of new markets, the expansion and improvement of our existing wireless networks and other planned capital projects. Total capital expenditures for 2009, excluding capitalized interest costs, are expected to be between $650 million and $700 million. As described above, we believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts.

In addition to our current business expansion efforts, we may pursue other activities to build our business. For example, we have identified new markets covering approximately 16 million additional POPs that we could elect to build out and launch with Cricket service in the future using our wireless licenses, although we have not established a timeline for any build out or launch of those markets. Other business expansion efforts could include (without limitation) the launch of new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, entering into partnerships with others to launch and operate additional markets or to reduce operating costs in existing markets, the acquisition of other wireless communications companies or complementary businesses or the deployment of next-generation network technology over the longer term. We do not intend to pursue any of these other business expansion activities at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business expansion efforts and any such other activities.

As of September 30, 2009, we had $2,750 million in senior indebtedness outstanding, which comprised $1,100 million of 9.375% unsecured senior notes due 2014, $250 million of 4.5% convertible senior notes due 2014,

$300 million of 10.0% unsecured senior notes due 2015 and $1,100 million of 7.75% senior secured notes due 2016, as more fully described below. The indentures governing Cricket’s secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness beyond specified thresholds.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under the indentures governing Cricket’s secured and unsecured senior notes. In addition, as the new markets and product offerings that we have launched continue to develop and our existing markets mature, we expect that increased cash flows will ultimately result in improvements in our consolidated leverage ratio. Our $2,750 million of secured and unsecured senior notes and convertible senior notes all bear interest at a fixed rate; however, we continue to review changes and trends in interest rates to evaluate possible hedging activities we could consider implementing. In light of the actions described above, our expected cash flows from operations, and our ability to manage our capital expenditures and other business expenses as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $76.4 million, or 28.2%, for the nine months ended September 30, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to decreased operating income, reflecting increased expenses associated with the launch of our largest markets during the first half of 2009.

Investing Activities

Net cash used in investing activities was $755.7 million during the nine months ended September 30, 2009, which included the effects of the following transactions:

•	During the nine months ended September 30, 2009, we and our consolidated joint ventures purchased $577.5 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	In June 2009, we completed our purchase of certain wireless spectrum in St. Louis for approximately $27.2 million.

•	During the nine months ended September 30, 2009, we made investment purchases of $640.2 million, offset by sales or maturities of investments of $487.3 million.

Financing Activities

Net cash provided by financing activities was $426.2 million during the nine months ended September 30, 2009, which included the effects of the following transactions:

•	During the nine months ended September 30, 2009, we issued $1,100 million of senior secured notes, and we used a portion of the $1,057.5 million net cash proceeds from the issuance to repay all principal amounts outstanding under our Credit Agreement, which amounted to $875.3 million. In addition, we incurred $15.1 million in debt issuance costs in connection with the issuance of the senior secured notes. Additionally, we made payments of $2.3 million under our former Credit Agreement during the first quarter of 2009 and LCW Operations made payments of $3.4 million under its senior secured credit agreement during the nine months ended September 30, 2009.

•	During the nine months ended September 30, 2009, we sold an aggregate of 7,000,000 shares of Leap common stock in an underwritten public offering, resulting in aggregate net proceeds of $263.7 million. In addition, during the nine months ended September 30, 2009, we issued common stock upon the exercise of stock options held by our employees, resulting in aggregate net proceeds of $2.2 million.

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

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin (ranging from 2.7% to 6.3%). At September 30, 2009, the effective interest rate on the term loans was 4.4%, and the outstanding indebtedness was $35.1 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three-month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW License (a wholly owned subsidiary of LCW Operations), and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the loans are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.1 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, or EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of September 30, 2009.

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium we received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At September 30, 2009, the effective interest rate on the $350 million of senior notes was 9.0%, which includes the effect of the premium amortization.

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

In connection with the private placement of the convertible senior notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed, under certain circumstances, to use commercially reasonable efforts to cause a shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations were not performed. However, our obligation to file, have declared effective or maintain the effectiveness of a shelf registration statement (and pay additional interest) is suspended to the extent and during the periods that the notes are eligible to be transferred without registration under the Securities Act of 1933, as amended, or the Securities Act, by a person who is not an affiliate of ours (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. We did not issue any of the convertible senior notes to any of our affiliates. As a result, in June 2009 following the first anniversary of the issue date, the notes became eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions, and on July 2, 2009 the restrictive legends were removed from the notes. Accordingly, we have no further obligation to pay additional interest on the notes.

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

In connection with the private placement of these senior notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed, under certain circumstances, to use reasonable best efforts to offer registered notes in exchange for the notes or to cause a shelf registration statement covering the resale of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations were not performed. However, our obligation to file, have declared effective or maintain the effectiveness of a registration statement for an exchange offer or a shelf registration statement (and pay additional interest) is only triggered to the extent that the notes are not eligible to be transferred without registration under the Securities Act by a person who is not an affiliate of ours (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. We did not issue any of the senior notes to any of our affiliates. As a result, in June 2009 following the first anniversary of the issue date, the notes became eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions, and on July 2, 2009 the restrictive transfer legends were removed from the notes. Accordingly, we have no further obligation to pay additional interest on the notes.

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2009, the effective interest rate on the notes was 8.1%, which includes the effect of the discount accretion.

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

In connection with the private placement of the notes, we entered into a registration rights agreement with the purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event we do not meet the registration statement filing requirements. We filed a Registration Statement on Form S-4 with the SEC on October 15, 2009 pursuant to this registration rights agreement, and currently intend to have the registration statement declared effective and consummate the exchange offer within these time periods. Accordingly, we do not believe that payment of additional interest under the registration payment arrangement is probable.

Fair Value of Financial Instruments

As more fully described in Note 2 and Note 5 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report, we apply the authoritative guidance for fair value measurements to our assets and liabilities. The guidance defines fair value as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, assets and liabilities rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency or market for the asset or liability and the complexity of the asset or liability.

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the guidance for fair value measurements. Assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 and assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models and indicative bids from potential purchasers for which the determination of fair value requires judgment and estimation. As of September 30, 2009, $2.4 million of our financial assets required fair value to be measured using Level 3 inputs.

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

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations. There was no transition adjustment as a result of our adoption of the guidance for fair value measurements given our historical practice of measuring and reporting our short-term investments and former interest rate swaps at fair value.

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

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

During the nine months ended September 30, 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C. and Baltimore covering approximately 24 million additional POPs, and we are currently completing the build out of those markets. We also continue to improve our network coverage and capacity in many of our existing markets and have deployed a substantial number of the approximately 600 cell sites that we plan to launch by the end of 2010 to enable us to provide improved service areas.

During the nine months ended September 30, 2009 and 2008, we and our consolidated joint ventures made approximately $577.5 million and $528.3 million, respectively, in capital expenditures. These capital expenditures were primarily for the build-out of new markets, including related capitalized interest, expansion and improvement of our existing wireless networks, and other planned capital projects.

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

Recent Accounting Pronouncements

In June 2009, the FASB revised the authoritative guidance for the consolidation of variable interest entities, which will be effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The revised authoritative guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. We are currently evaluating what impact, if any, the revised guidance will have on our consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables, which will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. The revised guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The revised guidance retains the criteria of the superseded guidance for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement revenue that is attributable to items that already have been delivered. In addition, the revised guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though the selling price of such deliverables may not be sold separately. As a result, the revised guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the previous requirements. We are currently evaluating what impact, if any, the revised guidance will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2009, approximately 1.3% of our indebtedness for borrowed money accrued interest at a variable rate, which comprised $35.1 million in outstanding term loans under LCW Operations’ senior secured credit facility, compared to approximately 21.6% of our indebtedness for borrowed money as of December 31, 2008. The reduction during the nine months ended September 30, 2009 in the percentage of indebtedness accruing interest at a variable rate resulted from the repayment of all principal amounts outstanding under our former Credit Agreement and the unwinding of our associated interest rate swap agreements in connection with the issuance of $1,100 million of senior secured notes on June 5, 2009. Our senior secured, senior and convertible senior notes all bear interest at a fixed rate. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2009, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Litigation

Freedom Wireless

On December 10, 2007, we were sued by Freedom Wireless, Inc., or Freedom Wireless, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that our Cricket unlimited voice service, in addition to our Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, we and Freedom Wireless entered into an agreement to settle this lawsuit and agreed to enter into a license agreement which will provide Freedom Wireless with royalties on certain of our products and services. Pursuant to the terms of the settlement, arbitration has been scheduled for December 15, 2009 to finalize the terms of the settlement and license agreements.

Electronic Data Systems

On February 4, 2008, we and certain other wireless carriers were sued by Electronic Data Systems Corporation, or EDS, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS alleged that the sale and marketing by us of prepaid wireless cellular telephone services infringed these patents, and the complaint sought an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. In July 2009, the parties settled this matter.

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

Digital Technology Licensing

On April 21, 2009, we and certain other wireless carriers (including Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC, or DTL, in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that we and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that we and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. On August 14, 2009, we filed a motion to dismiss the complaint or, in the alternative, for a more definite statement.

On The Go

On July 9, 2009, we and certain other wireless carriers were sued by On The Go, LLC, or OTG, in the United States District Court for the Northern District of Illinois, Eastern Division, for alleged infringement of U.S. Patent No. 7,430,554 entitled “Method and System For Telephonically Selecting, Addressing, and Distributing Messages.” OTG’s complaint alleges that we directly and indirectly infringe OTG’s patent by making, offering for sale, selling, providing, maintaining, and supporting our PAYGo prepaid mobile telephone service and system. The complaint seeks injunctive relief and unspecified damages, including interest and costs. On October 8, 2009, we filed an answer to the complaint as well as counterclaims.

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

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with us. Insurers under our directors’ and officers’ liability insurance policy for these matters asserted that we were required to contribute to the payment of litigation costs and to any damages or settlement costs, which we disputed. The AWG and Whittington Lawsuits were settled on October 29, 2009, and the matters have been dismissed.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits purporting to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that we were restating certain of our financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants have filed motions to dismiss the amended federal complaint. On September 29, 2009, the district court granted Leap’s motion to dismiss the derivative complaint for failure to plead that a presuit demand on Leap’s board was excused. Based on a stipulated order, the plaintiff has until November 30, 2009 to file an amended complaint.

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

Department of Justice Inquiry

On January 7, 2009, we received a letter from the Civil Division of the United States Department of Justice, or the DOJ. In its letter, the DOJ alleges that between approximately 2002 and 2006, we failed to comply with certain federal postal regulations that required us to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts. As a result, the DOJ has asserted that we violated the False Claims Act, or FCA, and are therefore liable for damages, which the DOJ estimates at $80,000 per month (which amount is subject to trebling under the FCA), plus statutory penalties of up to $11,000 per mailing. The DOJ has also asserted as an alternative theory of liability that we are liable on a basis of unjust enrichment for estimated single damages in the same of amount of $80,000 per month. Due to the complex nature of the legal and factual issues involved with the alleged FCA claims, the outcome of this matter is not presently determinable.

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

There have been no material changes to the Risk Factors described under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, as amended and supplemented by the Risk Factors described under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 filed with the SEC on May 11, 2009 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the SEC on August 10, 2009, other than:

•	changes in the Risk Factors below entitled “We Have Made Significant Investment, and May Continue to Invest, in Joint Ventures That We Do Not Control” and “Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect the Market Price of Leap Common Stock,” which have been updated to reflect CSM’s exercise of its right to put its entire membership interest in LCW Wireless to Cricket;

•	changes to the Risk Factor below entitled “We Expect to Incur Higher Operating Expenses in Recently Launched Markets, and We May Incur Substantial Costs if We Elect to Build Out Additional New Markets,” which has been updated to reflect our current plans with respect to the launch of additional new markets; and

•	changes in the Risk Factor below entitled “Declines in Our Operating Performance Could Ultimately Result in an Impairment of Our Indefinite-Lived Assets, Including Goodwill, or Our Long-Lived Assets, Including Property and Equipment,” which has been updated to reflect declines in the trading price of Leap common stock.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $65.4 million and $174.0 million for the three and nine months ended September 30, 2009, respectively, and $143.4 million, $76.4 million and $25.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our existing and newly launched markets and on customer acceptance of our Cricket product offerings. We will experience higher operating expenses after we have launched business expansion efforts, including activities to broaden our product portfolio and to expand and improve our network coverage and capacity. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

Our business and financial performance are sensitive to changes in general economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, energy costs and other macro-economic factors. Market and economic conditions have been unprecedented and challenging over the past two years, with tighter credit conditions and a recessionary environment. Continued concerns about the systemic impact of long-term and widespread economic recession, high energy costs, geopolitical issues, the availability and cost of credit and unstable housing and mortgage markets have contributed to increased market volatility and diminished expectations for the economy. In addition, uncertainty and instability in the capital and credit markets and federal government interventions in the U.S. financial system, combined with volatile energy prices, declining business and consumer confidence and increased unemployment, have contributed to significant economic volatility. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets and the strength of counterparties has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike.

Continued market turbulence and recessionary conditions may materially adversely affect our business and financial performance in a number of ways. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broad customer base. As a result, during general economic downturns, including periods of decreased consumer confidence or high unemployment, we may have greater difficulty in gaining new customers within this base for our services and some of our existing customers may be more likely to terminate service due to an inability to pay than the average industry customer. For example, rising unemployment levels have recently impacted our customer base, including, in particular, the lower-income segment of our customer base, decreasing their discretionary income and resulting in higher levels of churn. In addition, continued recessionary conditions and tight credit conditions may adversely impact our vendors, some of which have filed for or may be considering bankruptcy, as well as suppliers and third-party dealers who could experience cash flow or liquidity problems, which could adversely impact our ability to distribute, market or sell our products and services. For example, during the second quarter of 2009, Nortel Networks, which has provided a significant amount of our network infrastructure, agreed to sell substantially all of its network infrastructure business to Ericsson. We also maintain investments in commercial paper and short-term investments in obligations of the U.S. government and government agencies. Volatility and uncertainty in the financial markets could result in losses in these investments. As a result, sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition, general economic conditions have significantly affected the ability of many companies to raise additional funding in the capital markets. For example, U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and resulting in the general unavailability of many forms of debt financing. Although conditions in the U.S. credit markets have recently improved, continued uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. These general economic conditions have also adversely affected the trading prices of equity securities of many U.S. companies, including Leap. This economic backdrop, combined with intensified competition in the wireless telecommunications industry and other factors, may continue to adversely affect the trading price of Leap common stock and could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. If we require additional capital to fund any activities we elect to pursue in addition to our current business expansion efforts and were unable to obtain such capital on terms that we found acceptable or at all, we would likely reduce our investments in such activities or re-direct capital otherwise available for our business expansion efforts. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

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

We Have Made Significant Investment, and May Continue to Invest, in Joint Ventures That We Do Not Control.

We own a 70.7% non-controlling interest in LCW Wireless, which was awarded a wireless license for the Portland, Oregon market in Auction #58 and to which we contributed, among other things, two wireless licenses in Eugene and Salem, Oregon and related operating assets. CSM has exercised its right to put its entire membership interest in LCW Wireless to Cricket, which upon consummation would have the effect of increasing Cricket’s ownership interest to 94.6%. We also own an 82.5% non-controlling interest in Denali, an entity which acquired a wireless license covering the upper mid-west portion of the U.S in Auction #66 through a wholly owned subsidiary. LCW Wireless and Denali acquired their wireless licenses as “very small business” designated entities under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in LCW Wireless and Denali that are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of the joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC.

The entities or persons that control these joint ventures or any other joint venture in which we may invest may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity.

The FCC has implemented rule changes aimed at addressing alleged abuses of its designated entity program. While we do not believe that these recent rule changes materially affect our joint ventures with LCW Wireless and Denali, the scope and applicability of these rule changes to these designated entity structures remain in flux, and the changes remain subject to administrative and judicial review. On March 26, 2009, the United States Court of Appeals for the District of Columbia Circuit rejected one of the pending judicial challenges to the designated entity rules. Another appeal of these rules remains pending in the United States Court of Appeals for the Third Circuit and seeks to overturn the results of the AWS and 700 MHz auctions. In addition, third parties and the federal government have challenged certain designated entity structures alleging violations of federal law and seeking monetary damages. We cannot predict the degree to which rule changes, judicial review of the designated entity rules, increased regulatory scrutiny that may follow from these proceedings or third party or government lawsuits will affect our current or future business ventures, licenses acquired in the challenged auctions, or our participation in future FCC spectrum auctions.

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

The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer unlimited service offerings. Sprint Nextel also offers a competitively-priced unlimited service offering under its Boost Unlimited brand, which is very similar to our Cricket Wireless service. In addition, T-Mobile recently introduced an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer or have recently introduced competitively-priced service offerings. For example, Tracfone Wireless recently introduced a wireless offering under its “Straight Talk” brand using Verizon’s wireless network. Virgin Mobile also sells a wireless offering using Sprint Nextel’s network, and Sprint Nextel recently announced plans to acquire the company. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. These various service offerings described above have presented strong competition in markets in which our offerings overlap.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. In the third quarter of 2009, we revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans. These changes, which were made in response to the competitive and economic environment, have resulted in lower average monthly revenue per customer. In addition, we revised certain features of our dealer compensation. The evolving competitive landscape has negatively impacted our financial and operating results, and we expect that it may result in more competitive pricing, slower growth, higher costs and increased customer turnover, as well as the possibility of requiring us to further modify our service plans, increase our handset subsidies or increase our dealer compensation in response to competition. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

We Expect to Incur Higher Operating Expenses in Recently Launched Markets, and We May Incur Substantial Costs if We Elect to Build Out Additional New Markets.

During the first half of 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C. and Baltimore covering approximately 24 million additional POPs, and we are currently completing the build out of those markets. Our strategic objectives depend on our ability to successfully and cost-effectively operate these and other recently launched markets and on customer acceptance of our Cricket product offerings. We generally expect to incur higher operating expenses as our existing business grows and during the first year after we launch service in new markets. If we fail to achieve consistent profitability in these markets, that failure could have a material adverse effect on our business, financial condition and results of operations.

In addition, we have identified new markets covering approximately 16 million additional POPs that we could elect to launch with Cricket service in the future using our wireless licenses, although we have not established a timeline for any build out or launch of those markets. Large-scale construction projects for the build-out of any new markets will require significant capital expenditures and may suffer cost overruns. Significant capital expenditures and increased operating expenses, including in connection with the build-out and launch of new markets, decrease OIBDA and free cash flow for the periods in which we incur such costs. In addition, the build-out of any new markets may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.

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

Any failure to complete the build-out of any new markets that we elect to launch with Cricket service in the future on budget or on time could delay the implementation of our clustering and expansion strategies, and could have a material adverse effect on our business, financial condition and results of operations.

If We Are Unable to Manage Our Planned Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our existing and new markets. During the first half of 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C. and Baltimore covering approximately 24 million additional POPs, and we are currently completing the build out of those markets. In addition, we have identified new markets covering approximately 16 million additional POPs that we could elect to build out and launch with Cricket service in the future using our wireless licenses, although we have not established a timeline for any build out or launch of those markets. The management of our growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. Furthermore, the implementation of new or expanded systems or platforms to accommodate our growth, and the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage our expected growth and development, to effectively manage recently launched markets or any additional markets we elect to launch in the future, to enhance our processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

In addition, our rapid growth and the recent launch of new markets will require continued management and control of our handset inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling handsets, including shortages we experienced during the second quarter of 2009. While we have been addressing these shortages, there can be no assurance that we will not experience inventory shortages in the future. Any failure to effectively manage and control our handset inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of September 30, 2009, our total outstanding indebtedness was $2,759.8 million, including $1,100 million of senior secured notes due 2016 and $1,650.0 million in unsecured senior indebtedness, which comprised $1,100.0 million of senior notes due 2014, $250.0 million of convertible senior notes due 2014 and $300.0 million of senior notes due 2015.

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

If we default under any of the indentures governing our secured or unsecured senior notes or convertible senior notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. Our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 constituted a default under the indenture governing Cricket’s unsecured senior notes due 2014. We cannot assure you that we will be able to obtain a waiver should a default occur in the future. Any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition, and we cannot assure you that we would have sufficient funds to repay all of the outstanding amounts under the indentures governing our secured and unsecured senior notes and convertible senior notes.

A Significant Portion of Our Assets Consists of Goodwill and Intangible Assets.

As of September 30, 2009, 44.2% of our assets consisted of goodwill, intangible assets and wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

In the future, competitors may seek to provide competing wireless telecommunications service through the use of developing 4G technologies, such as WiMax and Long Term Evolution, or LTE. We are currently conducting a limited technical trial of LTE technology. We cannot predict, however, which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products and services. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. For example, we have expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. In addition, we may be required to acquire additional spectrum to deploy these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis or at all. There are also risks that current or future versions of the wireless technologies and evolutionary path that we have selected or may select may not be demanded by customers or provide the advantages that we expect. If such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that there will be widespread demand for advanced data services or that this demand will develop at a level that will allow us to earn a reasonable return on our investment. In addition, there are risks that other wireless carriers on whose networks our customers currently roam may change their technology to other technologies that are incompatible with ours. As a result, the ability of our customers to roam on such carriers’ wireless networks could be adversely affected. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected. Further, we may not be able to negotiate cost-effective data roaming agreements on 4G or other data networks, and we are not able to assure you that customer handset and data devices that operate on 4G or other data networks will be available at costs that will make them attractive to customers.

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

There also are some safety risks associated with the use of wireless handsets while operating vehicles or equipment. Concerns over these safety risks and the effect of any legislation that has been and may be adopted in response to these risks could limit our ability to sell our wireless service.

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

Our technical infrastructure (including our network infrastructure and ancillary functions supporting our network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. Unanticipated problems at our facilities or with our technical infrastructure, system or equipment failures, hardware or software failures or defects, computer viruses or hacker attacks could affect the quality of our services and cause network service interruptions. Unauthorized access to or use of customer or account information, including credit card or other personal data, could result in harm to our customers and legal actions against us, and could damage our reputation. In addition, earthquakes, floods, hurricanes, fires and other unforeseen natural disasters or events could materially disrupt our business operations or the provision of Cricket service in one or more markets. For example, during the third quarter of 2008, our customer acquisitions, cost of service and revenues in certain markets were adversely affected by Hurricane Ike and related weather systems. Our business operations in markets near the Mexican border or elsewhere could be impacted if the 2009 outbreak of H1N1 Flu, or “swine flu,” were to worsen and potentially cause us or any of our dealers or other distributors to temporarily close retail outlets, which could potentially affect the volume of customer traffic. Any costs we incur to restore, repair or replace our network or technical infrastructure, and any costs associated with detecting, monitoring or reducing the incidence of unauthorized use, may be substantial and increase our cost of providing service. In addition, we are in the process of upgrading some of our internal business systems, and we cannot assure you that we will not experience delays or interruptions while we transition our data and existing systems onto our new systems. In December 2008, we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. To help facilitate the transition of customer billing from our current vendor, VeriSign, Inc., to Convergys, we acquired VeriSign’s billing system software and simultaneously entered into a transition services agreement to enable Convergys to provide us with billing services using the existing VeriSign software until the conversion to the new system is complete. We also intend to implement a new inventory management system. Any failure in or interruption of systems that we or third parties maintain to support ancillary functions, such as billing, point of sale, inventory management, customer care and financial reporting, could materially impact our ability to timely and accurately record, process and report information important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

We also cannot assure you that the Communications Act, from which the FCC obtains its authority, will not be further amended in a manner that could be adverse to us. For example, the FCC has implemented rule changes and sought comment on further rule changes focused on addressing alleged abuses of its designated entity program, which gives certain categories of small businesses preferential treatment in FCC spectrum auctions based on size. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. The scope and applicability of these rule changes to these designated entity structures remain in flux, and the changes remain subject to administrative and judicial review. On March 26, 2009, the United States Court of Appeals for the District of Columbia Circuit rejected one of the pending judicial challenges to the designated entity rules, and another appeal of these rules remains pending in the United States Court of Appeals for the Third Circuit that seeks to overturn the results of the AWS and 700 MHz auctions. In addition, third parties and the federal government have challenged certain designated entity structures alleging violations of federal law and seeking monetary damages. We cannot predict the degree to which rule changes, judicial review of the designated entity rules, increased regulatory scrutiny that may follow from these proceedings or third party or government lawsuits will affect our current or future business ventures, licenses acquired in the challenged auctions, or our participation in future FCC spectrum auctions.

The Digital Millennium Copyright Act, or DMCA, prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt for three years certain activities from copyright liability that otherwise might be prohibited by that statute. In November 2006, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. This exemption was due to expire on October 27, 2009 and has been temporarily extended for several weeks. The DMCA copyright exemption facilitates our current practice of allowing customers to bring in unlocked, or “reflashed,” phones that they already own and may have used with another wireless carrier, and activate them on our network. We and other carriers have asked the Copyright Office to extend the current or substantially similar exemption for another three-year period. However, we are unable to predict the outcome of the Copyright Office’s determination to continue the exemption for this time period or the effect that a Copyright Office decision not to extend the exemption might have on our business. To the extent that the Copyright Office determines not to extend this exemption for an extended period of time and this prevents us from activating “reflashed” handsets on our network, this could have a material adverse impact on our business, financial condition and results of operations.

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

We also are subject, or potentially subject, to numerous additional rules and requirements, including universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There also pending proceedings exploring the imposition of various types of nondiscrimination, open access and broadband management obligations on our handsets and networks; the prohibition of handset exclusivity; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; and the effects of the siting of communications towers on migratory birds, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements generally are the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

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

Cricket Wireless customers generally use their handsets for voice calls for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Our Cricket Wireless service plans bundle certain features, long distance and unlimited service in Cricket calling areas for a fixed monthly fee to more effectively compete with other telecommunications providers. We also offer Cricket Broadband, our unlimited mobile broadband service, and Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service.

If customers exceed expected usage for our voice or mobile broadband services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage of voice and mobile broadband services, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of our voice or mobile broadband services to reduce volume, limit data quantities or speeds, or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity or quality.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed rate, our customers’ average minutes of use per month is substantially above U.S. averages. In addition, customer usage of our Cricket Broadband service has been significant. We intend to meet demand for our wireless services by utilizing spectrally efficient technologies. Despite our recent spectrum purchases, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. For example, Denali Operations currently operates on 10 MHz of spectrum in its newly launched Chicago market. In the future, we may be required to acquire additional spectrum in this and other of our markets to deploy new technologies, such as WiMax or LTE. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or that additional spectrum would be made available by the FCC on a timely basis. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, that may make it less attractive or economical for us. If such additional spectrum is not available to us when required on reasonable terms or at a reasonable cost, our business, financial condition and results of operations could be materially adversely affected.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of September 30, 2009, the carrying value of our wireless licenses and those of Denali License Sub and LCW License was approximately $1.9 billion. During the nine months ended September 30, 2009, we recorded an impairment charge of $0.6 million, and during the years ended December 31, 2008, 2007 and 2006, we recorded impairment charges of $0.2 million, $1.0 million and $7.9 million, respectively.

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

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. General economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. In addition, the trading prices of the securities of telecommunications companies, including Leap, have been highly volatile and have been adversely affected by other factors, including intensified competition in wireless markets. Since September 30, 2009, the closing price of Leap common stock has ranged from a high of $17.42 per share to a low of $13.03 per share, and the closing price of Leap common stock was $13.03 per share on November 5, 2009. If the trading price of Leap common stock were to continue to be adversely affected for a sustained period of time, due to competition in the wireless telecommunications industry, significant changes in our financial or operating performance, unfavorable economic conditions or other factors, the decline could require us to recognize a material non-cash impairment charge that could reduce all or a portion of the carrying value of our goodwill of $430.1 million. Any significant reduction in the carrying value of our goodwill, wireless licenses and/or our long-lived assets could have a material adverse effect on our operating results.

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

Risks Related to Ownership of Leap Common Stock

Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.

The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of Leap common stock has been, and is likely to continue to be, subject to wide fluctuations. Factors affecting the trading price of Leap common stock may include, among other things:

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

In addition, general economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. The trading price of Leap common stock may continue to be adversely affected if investors have concerns that our business, financial condition or results of operations will be negatively impacted by these negative general economic conditions.

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

As of October 30, 2009, 77,402,588 shares of Leap common stock were issued and outstanding, and 6,746,872 additional shares of Leap common stock were reserved for issuance, including 4,752,961 shares reserved for issuance upon the exercise of outstanding stock options under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 1,133,331 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 235,000 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 13,500 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 612,080 shares available for future issuance under our Employee Stock Purchase Plan.

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

In addition, Leap has reserved five percent of its outstanding shares, which represented 3,870,129 shares of common stock as of October 30, 2009, for potential issuance to CSM on the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the LCW LLC Agreement, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap common stock could adversely affect prevailing market prices for Leap common stock.

Effective as of August 31, 2009, CSM exercised this put right. The purchase price for the put will be calculated on a pro rata basis using the appraised value of LCW Wireless, subject to certain adjustments. In September 2009, each of CSM and Cricket appointed an appraiser to conduct an appraisal of LCW Wireless, which appraisals were completed in October 2009. As the two appraisals were not within 10% of one another, the two appointed appraisers are in the process of selecting a third appraiser as required under the LCW LLC Agreement, and the appraisal of this third appraiser will be deemed to be the enterprise value of LCW Wireless. The Company intends to satisfy the put price in cash and completion of this transaction is subject to customary closing conditions.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 20.8% of Leap common stock as of October 30, 2009. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 43.5% of Leap common stock as of October 30, 2009. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statement registers for resale 11,755,806 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 15.2% of Leap’s outstanding common stock as of October 30, 2009. In addition, in connection with our offering of 7,000,000 shares of Leap common stock in the second quarter of 2009, we agreed to register for resale an additional 3,782,063 shares of Leap common stock held by these entities or their affiliates, which together with the shares currently registered for resale would constitute approximately 20.1% of Leap’s outstanding common stock as of October 30, 2009, as well as any additional shares of common stock that these entities or their affiliates may acquire in the future. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

4.1(1)	Amended and Restated Registration Rights Agreement, dated as of September 3, 2009, by and among Leap, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated September 3, 2009, filed with the SEC on September 4, 2009, and incorporated herein by reference.

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date: November 6, 2009

By:	/s/ Walter Z. Berger
Walter Z. Berger
Executive Vice President and Chief Financial Officer