Form 10-K
period 2009-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2010-03-01
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-29752
LEAP WIRELESS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0811062
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5887 Copley Drive, San Diego, CA	92111
(Address of Principal Executive Offices)	(Zip Code)

(858) 882-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $2,016,011,086, based on the closing price of Leap common stock on the NASDAQ Global Select Market on June 30, 2009 of $32.93 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on February 19, 2010 was 77,500,550.

Documents incorporated by reference:  Portions of the definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LEAP WIRELESS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2009

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	the duration and severity of the current economic downturn in the United States and changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute effectively on our other strategic activities;

•	our ability to obtain roaming services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

•	failure of our network or information technology systems to perform according to expectations and risks associated with the upgrade of certain of those systems, including our customer billing system; and

•	other factors detailed in “Part I — Item 1A. Risk Factors” below.

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

Cricket service is offered by Cricket, a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations, and in the upper Midwest by Denali Spectrum Operations, LLC, or Denali Operations. Cricket owns an indirect 70.7% non-controlling interest in LCW Operations through a 70.7% non-controlling interest in LCW Wireless, LLC, or LCW Wireless, and owns an indirect non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali. LCW Wireless and Denali are designated entities under Federal Communications Commission, or FCC, regulations. We consolidate our interests in LCW Wireless and Denali in accordance with the Financial Accounting Standards Board’s, or FASB’s, authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and we will absorb a majority of their expected losses.

Leap was formed as a Delaware corporation in 1998. Leap’s shares began trading publicly in September 1998, and we launched our innovative Cricket service in March 1999. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than interest income and through dividends, if any, from its subsidiaries.

Cricket Business Overview

Cricket Service

As of December 31, 2009, Cricket service was offered in 35 states and the District of Columbia and had approximately 5.0 million customers. As of December 31, 2009, we, LCW Wireless License, LLC, or LCW License (a wholly owned subsidiary of LCW Operations), and Denali Spectrum License Sub, LLC, or Denali License Sub (an indirect wholly owned subsidiary of Denali) owned wireless licenses covering an aggregate of approximately 186.1 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 94.2 million POPs as of December 31, 2009, which includes incremental POPs attributed to ongoing footprint expansion in existing markets. The licenses we and Denali own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming Denali License Sub were to make available to us certain of its spectrum.

Our Cricket service offerings are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our primary Cricket service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plans include unlimited local and U.S. long distance service from any Cricket service area and unlimited text messaging. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for one low, flat rate with no long-term commitments or credit checks. We also offer Cricket PAYGotm, a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar.

We have designed our Cricket services to appeal to customers who value unlimited wireless services with predictable billing and who use the majority of those wireless services from within Cricket service areas. Our customers tend to be younger, have lower incomes and include a greater percentage of ethnic minorities. Our internal customer surveys indicate that approximately 70% of our Cricket Wireless customers use our service as their sole phone service and a substantial percentage of our Cricket Wireless customers use our service as their primary phone service. For the year ended December 31, 2009, our customers used our Cricket Wireless service for an average of approximately 1,500 minutes per month, which was substantially above the U.S. wireless national carrier customer average.

The majority of wireless customers in the U.S. subscribe to post-pay services that may require credit approval and a contractual commitment from the subscriber for a period of at least one year and may include overage charges for call volumes in excess of a specified maximum. According to International Data Corporation, U.S. wireless penetration was approximately 90% at December 31, 2009. We believe that a large portion of the remaining growth potential in the U.S. wireless market consists of customers who are price-sensitive, who have lower credit scores or who prefer not to enter into fixed-term contracts, and believe our pay-in-advance and prepaid services appeal strongly to these customer segments. We believe that we are able to serve these customers and generate significant operating income before depreciation and amortization, or OIBDA, because of our high-quality network and low customer acquisition and operating costs.

We believe that our business is scalable because we offer an attractive value proposition to our customers while utilizing a cost structure that is significantly lower than most of our competitors. As a result, we have continued to pursue activities to expand our business. These expansion activities have included the broadening of our product portfolio, which has included the introduction of our Cricket Broadband and Cricket PAYGo products over the past few years. We have also enhanced our network coverage and capacity. In 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. We have also continued to enhance our network coverage and capacity in many of our existing markets. Future business expansion activities could include the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of Cricket services in additional markets, entering into partnerships with others, the acquisition of other wireless communications companies or complementary businesses or the deployment of next-generation network technology over the longer term. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License Sub hold include large regional areas covering both rural and metropolitan communities, we and Denali may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service. We intend to be disciplined as we pursue any expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications.

Cricket Business Strategy

•	Target Growing Market Segments. Our services are targeted primarily toward customers who value unlimited wireless services with predictable billing and who use the majority of those wireless services from within Cricket service areas. On average, our customers tend to be younger and have lower incomes than the customers of other wireless carriers. Moreover, our customer base also reflects a greater percentage of ethnic minorities than those of other carriers. We believe these market segments are among the fastest growing population segments in the U.S.

•	Maintain Industry Leading Cost Structure. Our networks and business model are designed to provide wireless services to our customers at a significantly lower cost than many of our competitors. We seek to maintain low customer acquisition costs through focused sales and marketing initiatives and cost-effective distribution strategies. As the number of customers using our wireless products and services increases, we expect that our fixed costs will continue to be spread over a larger customer base.

•	Continue to Develop and Evolve Products and Services. We continue to develop and evolve our product and service offerings to better meet the needs of our target customer segments. For example, during the last three years, we introduced our new Cricket Broadband and Cricket PAYGo services and added unlimited mobile web access to our product portfolio. With the completion of our deployment of CDMA2000® 1xEV-DO, or EvDO, technology across all of our existing and new markets, we are able to offer an expanded array of services to our customers, including high-demand wireless data services such as mobile content and high quality music downloads. We believe these and other enhanced data offerings are attractive to many of our existing customers and enhance our appeal to new data-centric customers. We expect to continue to develop our voice and data product and service offerings in 2010 and beyond.

•	Continue to Build Our Brand and Strengthen Our Distribution. We are focused on building our brand awareness in our markets and improving the productivity of our distribution system. Since our target customer base is diversified geographically, ethnically and demographically, our marketing programs are decentralized to support local customization and better target our advertising expenses. We are continuing to redesign and re-merchandize our stores and we have introduced a new sales process aimed at improving our customers’ experience. Our premier dealer program features third party retail locations with the look and feel of company-owned stores, and we are continuing to enable our premier dealers and other indirect dealers to provide greater customer support services. In 2009, we began distributing Cricket Broadband and daily and monthly pay-as-you-go versions of our Cricket PAYGo product through national mass-market retailers.

In addition, we have increased our use of sales via the internet and telephone, which continue to deliver a growing number of new customers. We expect to continue our focus on enhancing the customer experience and improving customer satisfaction.

•	Enhance Network Coverage, Capacity and Available Calling Area. We continue to enhance our network coverage and capacity. As of December 31, 2009, the combined network footprint in our operating markets covered approximately 94.2 million POPs. In 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. In addition, we have identified new markets covering approximately 16 million additional POPs that we could elect to build out and launch with Cricket service in the future using our wireless licenses, although we have not established a timeline for any such build-out or launch. We also continue to enhance our network coverage and capacity in many of our established markets by deploying additional cell sites, thereby allowing us to offer our customers a larger, higher-quality local calling area. In addition, we have established strategic roaming partnerships with several wireless carriers to provide our customers with unlimited usage in areas stretching from New York to California and from Wisconsin to Texas. Most significantly, through expanded roaming relationships that we have recently entered into, effective March 2010 customers purchasing our Cricket Wireless and most Cricket PAYGo service plans will be able to access a nationwide, extended calling area covering 277 million covered POPs.

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

Our most popular Cricket Wireless rate plans include unlimited local and U.S. long distance service from any Cricket service area and unlimited text messaging. We also offer a flexible payment option, BridgePaytm, which gives our customers greater flexibility in the use and payment of our Cricket Wireless service and which we believe helps us to retain customers.

As a result of our deployment of EvDO technology across all of our existing and new markets, we offer an expanded array of services to our customers, including high-demand wireless data services such as mobile content and high quality music downloads. We believe these and other enhanced data offerings are attractive to many of our existing customers and enhance our appeal to new data-centric customers. We expect to continue to develop our product and service offerings in 2010 and beyond to better meet our customers’ needs.

Cricket Wireless Plan Upgrades.  We continue to evaluate new product and service offerings in order to enhance customer satisfaction and attract new customers. Examples of services that customers can add to their Cricket Wireless service plans include packages of international calling minutes to Canada and/or Mexico, and Cricket Flex Bucket service, which allows our customers to pre-purchase services (including additional directory assistance calls, domestic and international long distance, ring tones, premium short message service (SMS) and text messaging to wireless users) and applications (including customized ring tones, wallpapers, photos, greeting cards, games and news and entertainment message deliveries) on a prepaid basis.

Handsets.  Our handsets range from high-end to low-cost models and include models that provide mobile web browsers, picture-enabled caller ID, color screens, high-resolution cameras with digital zoom and flash, integrated FM radio and MP3 stereo, USB, infrared and Bluetooth connectivity, over 20MB of on-board memory, and other features to facilitate digital data transmission. Currently, all of the handsets that we offer use CDMA2000 1xRTT, or CDMA 1xRTT, or EvDO technology. In addition, we occasionally offer selective handset upgrade incentives for customers who meet certain criteria. In 2008, we introduced handsets compatible with Advanced Wireless Services, or AWS, spectrum and also introduced the first handset designed and manufactured specifically for us. We plan to further enhance our handset offerings in 2010, which we expect will include the introduction of smartphone devices.

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

Cricket Broadband Service.  In 2007, we introduced Cricket Broadband, our unlimited mobile broadband service offering. Like our Cricket Wireless unlimited service plans, our unlimited mobile broadband service allows customers to access the internet through their computers for one low, flat rate with no long-term commitments or credit checks, and brings low-cost broadband data capability to the unlimited wireless segment. Our Cricket Broadband service is available to our customers in all of the markets in which we operate. In 2009, we began distributing Cricket Broadband through national mass-market retailers.

Cricket PAYGo Service.  In 2008, we introduced Cricket PAYGo, our unlimited prepaid wireless service. Cricket PAYGo is a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional pre-paid services but who are seeking greater value for their dollar. In 2009, we began distributing daily and monthly pay-as-you-go versions of our Cricket PAYGo product through national mass-market retailers.

Customer Care and Billing

Customer Care.  We outsource our call center operations to multiple call center vendors and strive to take advantage of these call centers to continuously improve the quality of our customer care and reduce the cost of providing care to our customers.

Billing and Support Systems.  We outsource our billing, provisioning, and payment systems to external vendors and also outsource bill presentment, distribution and fulfillment services. We are in the process of upgrading a number of our significant, internal business systems, including our customer billing system. In December 2008, we entered into a long-term, exclusive services agreement with Convergys Corporation, or Convergys, for the implementation and ongoing management of a new billing system. To help facilitate the transition of customer billing from our previous vendor, VeriSign, Inc., to Convergys, we acquired VeriSign’s billing system software and simultaneously entered into a transition services agreement to enable Convergys to provide us with billing services using the VeriSign software we acquired until the conversion to the new system is complete. In addition to the new customer billing system, we also intend to implement a new inventory management system and new point-of-sale system.

We currently expect to transition to these new systems, including our customer billing system, in 2010. We believe that these new systems will improve our customers’ experience, increase our efficiency and ability to provide products and services, support future scaling of our business and reduce our operating costs. There can be no assurances, however, that we will not experience difficulties, delays or interruptions while we implement and transition to these new systems.

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

We sell our Cricket handsets and service through direct and indirect channels of distribution. Our direct channel is comprised of our own Cricket retail stores and kiosks. As of December 31, 2009, we, LCW Operations and Denali Operations had approximately 280 direct locations, which were responsible for approximately 23% of our gross customer additions in 2009. In addition, we have increased our use of sales via the internet and telephone, which continue to deliver a growing number of new customers. Some third party internet retailers also sell the Cricket service over the internet.

Our indirect channel consists of our authorized dealers and distributors, including premier dealers and local market authorized dealers. Premier dealers are independent dealers that sell Cricket products exclusively in stores that look and function similar to our company-owned stores, enhancing the in-store experience and the level of customer service for customers and expanding our brand presence within a market. Premier dealers tend to generate significantly more business than other indirect distributors. As of December 31, 2009, we, LCW Operations and Denali Operations had approximately 3,760 indirect dealer locations, of which approximately 1,740 were premier dealer locations.

We also conduct indirect distribution through national mass-market retailers. In 2009, we began distributing Cricket Broadband and daily and monthly pay-as-you-go versions of our Cricket PAYGo product through these retailers, and as of December 31, 2009, we, LCW Operations and Denali Operations offered these products and services in approximately 3,900 mass-market retailer locations. In addition, top-up cards for our Cricket Broadband and Cricket PAYGo services are available in convenience stores and other indirect outlets.

We strategically place our direct and indirect retail locations to enable us to focus on our target customer demographic and provide the most efficient market coverage while minimizing cost. As a result of our product design and cost efficient distribution system, we have been able to achieve a cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer, that is significantly lower than most traditional wireless carriers.

We are focused on building and maintaining brand awareness in our markets and improving the productivity of our distribution system. We combine mass and local marketing strategies to build brand awareness of the Cricket service within the communities we serve. In order to reach our target segments, we advertise primarily on radio stations and, to a lesser extent, on television and in local publications. We also maintain the Cricket website (www.mycricket.com) for informational, e-commerce and customer service purposes. We are also continuing to redesign and re-merchandize our stores and have introduced a new sales process aimed at improving our customers’ experience. As a result of these marketing strategies and our unlimited calling value proposition, we believe our advertising expenditures are generally much lower than those of traditional wireless carriers.

Network and Operations

We have deployed in each of our markets a high-quality CDMA 1xRTT and EvDO network that delivers high capacity and outstanding quality at a low cost that can be easily upgraded to support enhanced capacity. During 2007, we completed the upgrade to EvDO technology in all of our markets, providing us the technical ability to support next-generation high-speed data services. In addition, we are currently conducting technical trials of Long Term Evolution, or LTE, technology. We monitor network quality metrics, including dropped call rates and blocked call rates. We also engage an independent third party to test the network call quality offered by us and our competitors in the markets where we offer service. Our network has regularly been ranked by third party surveys commissioned by us as one of the top networks for voice services within the advertised coverage area in the markets Cricket serves.

Our service is based on providing customers with levels of usage equivalent to landline service at prices substantially lower than those offered by most of our wireless competitors for similar usage and at prices that are competitive with unlimited wireline plans. We believe our success depends on operating our CDMA 1xRTT and EvDO network to provide high quality, concentrated coverage and capacity rather than the broad, geographically dispersed coverage provided by traditional wireless carriers.

As of December 31, 2009, our wireless network consisted of approximately 9,000 cell sites (most of which are co-located on leased facilities), a Network Operations Center, or NOC, and 37 switches in 31 switching centers. A switching center serves several purposes, including routing calls, supervising call originations and terminations at cell sites, managing call handoffs and access to and from the public switched telephone network, or PSTN, and other value-added services. These locations also house platforms that enable services including text messaging, picture messaging, voice mail and data services. Our NOC provides dedicated, 24 hours per day monitoring capabilities every day of the year for all network nodes to ensure highly reliable service to our customers.

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

We generally build out our Cricket network in local population centers serving the areas where our customers live, work and play. During 2009, we continued to enhance our network coverage and capacity in many of our existing markets, allowing us to offer our customers a larger, higher-quality local calling area.

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

Arrangements with LCW Wireless

In 2006, we acquired a 73.3% non-controlling membership interest in LCW Wireless, a wireless communications carrier that offers digital wireless services in Oregon through its wholly owned subsidiary, LCW Operations, under the “Cricket” brand. LCW Wireless is a “very small business” designated entity under FCC regulations. The membership interests in LCW Wireless are currently held as follows: Cricket holds a 70.7% non-controlling membership interest; CSM Wireless, LLC, or CSM, holds a 23.9% non-controlling membership interest; WLPCS Management, LLC, or WLPCS, holds a 1.9% controlling membership interest; and the remaining membership interests are held by employees of LCW Wireless.

LCW Operations has a senior secured credit agreement consisting of two term loans in an aggregate outstanding principal amount of approximately $18.1 million as of December 31, 2009. The loans bear interest at the London Interbank Offered Rate, or LIBOR, plus the applicable margin (ranging from 2.70% to 6.33%). In December 2009, LCW Operations amended the senior secured credit agreement to adjust the minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, financial covenant. In connection with the amendment, LCW Operations was required to make a $17 million principal payment and the maturity date was brought forward three months to March 2011. Outstanding borrowings under the senior secured credit agreement are due in quarterly installments of approximately $2 million with an aggregate final payment of approximately $10 million due in March 2011. LCW Wireless’ working capital needs and debt service requirements are expected to be met through cash generated from its operations.

The obligations under the senior secured credit agreement are guaranteed by LCW Wireless and LCW Wireless License, and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the senior secured credit agreement are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt or sell assets. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things.

Cricket’s principal agreements with LCW Wireless and its wholly owned subsidiaries are summarized below.

Line of Credit Agreement.  In connection with the amendment to the senior secured credit agreement more fully described above, LCW Wireless entered into a line of credit agreement with Cricket, whereby Cricket agreed to lend to LCW Wireless a maximum of $5 million during the 30-day period immediately preceding the senior secured credit agreement maturity date of March 2011.

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

Under the LCW LLC Agreement, WLPCS has the option to put its entire membership interest in LCW Wireless to Cricket for a purchase price not to exceed $3.8 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. If the put option is exercised, the consummation of this sale will be subject to FCC approval. Alternatively, WLPCS is entitled to receive a liquidation preference equal to its capital contributions plus a specified rate of return, together with any outstanding mandatory distributions owed to WLPCS.

Under the LCW LLC Agreement, CSM also has the option, during specified periods, to put its entire membership interest in LCW Wireless to Cricket in exchange for either cash, Leap common stock, or a combination thereof, as determined by Cricket at its discretion, for a purchase price calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value to LCW Wireless. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Effective as of August 31, 2009, CSM exercised this put right. Pursuant to the LCW LLC Agreement, the purchase price for the put has been calculated on a pro rata basis using the appraised value of LCW Wireless, subject to certain adjustments. Based on the appraised value of LCW Wireless, the put price, as adjusted, is estimated to be approximately $21 million. We intend to satisfy the put price in cash and completion of this transaction is subject to customary closing conditions.

Management Agreement.  Cricket and LCW Wireless are party to a management services agreement, pursuant to which LCW Wireless has the right to obtain management services from Cricket in exchange for a monthly management fee based on Cricket’s costs of providing such services plus a mark-up for administrative overhead. The initial term of the management services agreement expires in 2014. The management services agreement may be terminated by LCW Wireless or Cricket if the other party materially breaches its obligations under the agreement, or by LCW Wireless for convenience upon prior written notice to Cricket.

Arrangements with Denali

In 2006, we acquired an 82.5% non-controlling membership interest in Denali, a wireless communications carrier that offers digital wireless services in the upper Midwest through its wholly owned subsidiary, Denali Operations, under the “Cricket” brand. Denali is a “very small business” designated entity under FCC regulations. Cricket and Denali Spectrum Manager, LLC, or DSM, formed Denali as a joint venture to participate (through a wholly owned subsidiary) in the FCC’s auction for AWS spectrum, or Auction #66. DSM owns a 17.5% controlling membership interest in Denali. In April 2007, Denali purchased a wireless license in Auction #66 covering the upper mid-west portion of the U.S.

Cricket’s principal agreements with Denali and its wholly owned subsidiaries are summarized below.

Limited Liability Company Agreement.  Under the amended and restated limited liability company agreement of Denali Spectrum LLC, or the Denali LLC Agreement, DSM, as the sole manager of Denali, has the exclusive right and power to manage, operate and control Denali and its business and affairs, subject to certain protective provisions for the benefit of Cricket, including, among other things, Cricket’s consent to the acquisition of wireless licenses or the sale of its wireless licenses or the sale of any additional membership interests. DSM can be removed as the manager of Denali in certain circumstances, including DSM’s fraud, gross negligence or willful misconduct, DSM’s insolvency or bankruptcy, or DSM’s failure to qualify as an “entrepreneur” and a “very small business” under FCC regulations, or other limited circumstances. As of December 31, 2009, Cricket and DSM had made equity contributions to Denali of approximately $83.6 million and $17.8 million, respectively.

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

Senior Secured Credit Agreement.  In 2006, Cricket entered into a senior secured credit agreement with Denali and its subsidiaries. Pursuant to this agreement, as amended, Cricket loaned to Denali Spectrum License, LLC, or Denali License, approximately $223.4 million to fund the payment of its net winning bid in Auction #66. Under the agreement, Cricket also agreed to loan to Denali License an amount equal to $0.75 times the aggregate number of POPs covered by the license for which it was the winning bidder to fund a portion of the costs of the construction and operation of the wireless network using such license, which build-out loan sub-facility may be increased from time to time with Cricket’s approval. As of December 31, 2009, borrowings under the credit agreement totaled $527.9 million, including borrowings under the build-out sub-facility of $304.5 million. As of December 31, 2009, this build-out sub-facility had been increased from $244.5 million as of December 31, 2008 to a total of $334.5 million, approximately $30.0 million of which was unused at such date, and Leap’s board of directors has authorized management to increase the size of the build-out loan sub-facility to a total of $394.5 million. We do not anticipate making any future increases to the size of the build-out loan sub-facility beyond the amount authorized by Leap’s board of directors, and any additional funding requests beyond such amount would be subject to approval by Leap’s board of directors. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due in April 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing in April 2017. However, if DSM makes an offer to sell its membership interest in Denali to Cricket under the Denali LLC Agreement and Cricket accepts such offer, then the amortization commencement date under the credit agreement will be extended to the first business day following the date on which Cricket has paid DSM the offer price for its membership interest in Denali. Denali License may prepay loans under the credit agreement at any time without premium or penalty. In February 2008, Cricket entered into a letter of credit and reimbursement agreement, under which Cricket agreed to use reasonable efforts to procure stand-by letters of credit from financial institutions in favor of certain vendors and lessors of Denali Operations in connection with its build-out activities, the aggregate stated amount of which may not exceed $7.5 million. Denali Operations is required to reimburse Cricket with respect to any drawing under a letter of credit, and to pay interest with respect to any unreimbursed drawing. The obligations of Denali and its subsidiaries under these agreements are secured by all of the personal property, fixtures and owned real property of Denali and its subsidiaries, subject to certain permitted liens.

Management Agreement.  Cricket and Denali License are party to a management services agreement, pursuant to which Cricket is to provide management services to Denali License and its subsidiaries in exchange for a monthly management fee based on Cricket’s costs of providing such services plus overhead. Under the management services agreement, Denali License retains full control and authority over its business strategy, finances, wireless licenses, network equipment, facilities and operations, including its product offerings, terms of service and pricing. The initial term of the management services agreement expires in 2016. The management services agreement may be terminated by Denali License or Cricket if the other party materially breaches its obligations under the agreement, or by Denali License for convenience upon prior written notice to Cricket.

We are currently discussing with DSM differences between us regarding the financial performance and expected long-term value of the joint venture. Although we continue to engage in discussions with DSM in hopes of resolving these differences, we may not be successful in doing so. If we are not successful in resolving these matters, we may seek to purchase all or a portion of DSM’s interest in the joint venture. Alternatively, as the controlling member of Denali, DSM could seek to terminate the management services agreement and/or trademark license between Denali and Cricket and obtain management services from a third party, or it could take other actions that we believe could negatively impact Denali’s business. Any transition to another party of the services we currently provide could significantly disrupt the joint venture’s business, negatively impact its financial and operational performance and result in significant expenses for our business.

Competition

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol service providers and traditional landline service providers, including cable companies. Some of these competitors are able to offer bundled service offerings which package wireless service offerings with additional service offerings, such as landline phone service, cable or satellite television, media and internet, that we may not be able to duplicate at competitive prices.

Some of these competitors have greater name and brand recognition, larger spectrum holdings, larger footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features or options than those we currently provide, offer the latest and most popular handsets and devices through exclusive vendor arrangements, market to broader customer segments, offer service over larger geographic areas, or purchase equipment, supplies, handsets and services at lower prices than we can. As handset selection and pricing become increasingly important to customers, our inability to offer customers the latest and most popular handsets as a result of exclusive dealings between handset manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer unlimited service offerings. Sprint Nextel also offers a competitively-priced unlimited service offering under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer or have recently introduced competitively-priced service offerings. For example, Tracfone Wireless has introduced a wireless offering under its “Straight Talk” brand using Verizon’s wireless network. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These various service offerings described above have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. In the third quarter of 2009, we revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans. These changes, which were made in response to the competitive and economic environment, have resulted in lower average monthly revenue per customer. In addition, a number of our competitors have introduced “all-inclusive” rate plans which are priced to include applicable regulatory fees and taxes. In the event that we were to transition the pricing of our rate plans to generally include regulatory fees and taxes, this change could further impact our revenues. The evolving competitive landscape has negatively impacted our financial and operating results, and we expect that it may result in more competitive pricing, slower growth, higher costs and increased customer turnover, as well as the possibility of requiring us to further modify our service plans, increase our handset subsidies or increase our dealer compensation in response to competition. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

Chapter 11 Proceedings Under the Bankruptcy Code

In 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in federal bankruptcy court. In August 2004, our plan of reorganization became effective and we emerged from bankruptcy. On that date, a new board of directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. Leap also issued warrants to purchase 600,000 shares of new Leap common stock pursuant to a settlement agreement. A creditor trust, referred to as the Leap Creditor Trust, was formed for the benefit of Leap’s general unsecured creditors. The Leap Creditor Trust received shares of new Leap common stock for distribution to Leap’s general unsecured creditors, and certain other assets, as specified in our plan of reorganization, for liquidation by the Leap Creditor Trust with the proceeds to be distributed to holders of allowed Leap unsecured claims. The cash held in reserve by Leap immediately prior to the effective date of the plan of reorganization that remained following satisfaction of all allowed administrative claims and allowed priority claims against Leap has been distributed to the Leap Creditor Trust.

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

Government Regulation

Pursuant to its authority under the Communications Act of 1934, as amended, or the Communications Act, the FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. Congress also periodically revises or enacts laws affecting the telecommunications industry, as do state legislatures. Decisions by these bodies could have a significant impact on the competitive market structure among wireless providers and on the relationships between wireless providers and other carriers. These mandates may also impose significant financial, operational or service obligations on us and other wireless providers. We are unable to predict the scope, pace or financial impact of legal or policy changes that could be adopted in these proceedings.

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

Portions of the AWS spectrum that the Company and Denali License Sub were awarded in Auction #66 were subject to use by U.S. government and/or incumbent commercial licensees. The FCC rules issued in connection with Auction #66 require winning bidders to avoid interfering with existing users or to clear incumbent users from the spectrum through specified relocation procedures. To facilitate the clearing of this spectrum, the FCC adopted a transition and cost-sharing plan whereby incumbent non-governmental users may be reimbursed for costs they incur in relocating from the spectrum by AWS licensees benefiting from the relocation. In addition, this plan requires the AWS licensees and the applicable incumbent nongovernmental user to negotiate for a period of two or three years (depending on the type of incumbent user and whether the user is a commercial or non-commercial licensee), triggered from the time that an AWS licensee notifies the incumbent user that it desires the incumbent to relocate. If no agreement were reached during this period of time, the FCC rules require the non-governmental user to undergo involuntary relocation. The FCC rules also provide that a portion of the proceeds raised in Auction #66 be used to reimburse the costs of governmental users relocating from the AWS spectrum. Government agencies are required to relocate their systems and clear the AWS spectrum over a 12 to 72 month period, depending upon the agency. In the event that a government agency were unable to relocate its systems within the applicable timeline, the government agency would be required to accept interference from AWS carriers operating in the AWS spectrum.

In connection with the launch of new markets over the past two years, we and Denali worked with several incumbent government and commercial licensees to clear AWS spectrum. In the event that we or Denali determine to launch additional new markets in the future using AWS spectrum, or to enhance network coverage or capacity in other markets currently in operation, we and Denali may need to pursue further spectrum clearing efforts. Any failure to complete these efforts on time or on budget could delay the implementation of any clustering and expansion strategies that we or Denali may decide to pursue.

Designated Entities.  Since the early 1990’s the FCC has pursued a policy in wireless licensing of attempting to assist various types of designated entities. The FCC generally has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, can receive additional benefits. These benefits can include eligibility to bid for certain licenses set aside only for designated entities. For example, the FCC’s spectrum allocation for PCS generally includes two licenses, a 30 MHz C-Block license and a 10 MHz F-Block license, which are designated as “Entrepreneurs’ Blocks.” The FCC generally required holders of these licenses to meet certain maximum financial size qualifications for at least a five-year period. In addition, designated entities are eligible for bidding credits in most spectrum auctions and re-auctions (which has been the case in all PCS auctions to date, and was the case in Auction #66), and, in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids (which was the case in the FCC’s initial auctions of C-Block and F-Block PCS licenses). A failure by an entity to maintain its qualifications to own licenses won through the designated entity program could cause a number of adverse consequences, including the ineligibility to hold licenses for which the FCC’s minimum coverage requirements have not been met, and the triggering of FCC unjust enrichment rules, which could require the recapture of bidding credits and the acceleration of any installment payments owed to the U.S. Treasury.

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

While we do not believe that these recent rule changes materially affect our joint ventures with LCW Wireless and Denali, the scope and applicability of these rule changes to these designated entity structures remain in flux, and the changes remain subject to administrative and judicial review. On March 26, 2009, the United States Court of Appeals for the District of Columbia Circuit rejected one of the pending judicial challenges to the designated entity rules. Another appeal of these rules remains pending in the United States Court of Appeals for the Third Circuit and seeks to overturn the results of the AWS and 700 MHz auctions. In addition, third parties and the federal government have challenged certain designated entity structures alleging violations of federal law and seeking monetary damages. We cannot predict the degree to which the FCC’s present or future rule changes, increased regulatory scrutiny or federal court litigation surrounding designated entity structures will affect our current or future business ventures, including our arrangements with respect to LCW Wireless and Denali, our or Denali’s current license holdings or our participation in future FCC spectrum auctions.

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

As of January 1, 2003, the FCC no longer imposes a capped limit on the amount of PCS and other commercial mobile radio spectrum that an entity may hold in a particular geographic market. The FCC now engages in a case-by-case review of transactions that involve the consolidation of spectrum licenses or leases and applies a more flexible spectrum “screen” in examining such transactions.

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

FCC Regulation Generally

The FCC has a number of other complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC requires wireless carriers to make available emergency 911, or E911, services, including enhanced E911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that E911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur on a market-by-market basis as emergency service providers request the implementation of enhanced E911 services in their locales. Absent a waiver, a failure to comply with these requirements could subject us to significant penalties. Furthermore, the FCC has initiated a comprehensive re-examination of E911 location accuracy and reliability requirements. In connection with this re-examination, the FCC issued an order requiring wireless carriers to satisfy

E911 location and reliability standards at a geographical level defined by the coverage area of a Public Safety Answering Point (or PSAP) and has indicated that further action may be taken in future proceedings to establish more stringent, uniform location accuracy requirements across technologies, and to promote continuing development of technologies that might enable carriers to provide public safety with better information for locating persons in the event of an emergency. We cannot predict whether or how such actions will affect our business, financial condition or results of operations.

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

The FCC has the authority to order interconnection between commercial mobile radio service operators and incumbent local exchange carriers, and FCC rules provide that all local exchange carriers must enter into compensation arrangements with commercial mobile radio service carriers for the exchange of local traffic, whereby each carrier compensates the other for terminating local traffic originating on the other carrier’s network. As a commercial mobile radio services provider, we are required to pay compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, we are entitled to receive compensation when we transport and terminate a local call that originated on a wireline local exchange network. We negotiate interconnection arrangements for our network with major incumbent local exchange carriers and other independent telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC’s interconnection rules and rulings, as well as state arbitration proceedings, will directly impact the nature and costs of facilities necessary for the interconnection of our network with other telecommunications networks. They will also determine the amount we receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers. The FCC is currently considering changes to its intercarrier compensation arrangements and various aspects of the FCC’s intercarrier compensation regime are subject to review before the agency, state regulatory bodies or federal or state courts. The outcome of such proceedings may affect the manner in which we are charged or compensated for the exchange of traffic.

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

In its approval of Verizon Wireless’s purchase of Alltel Wireless, the FCC imposed conditions that allow carriers like us that have roaming agreements with both Verizon Wireless and Alltel Wireless to choose which agreement will govern all roaming traffic exchanged with the post-merger Verizon Wireless for at least four years after the date of the closing of the transaction. We and others have petitioned the FCC to clarify or reconsider these requirements, and we cannot predict the outcome of the FCC’s action on such petitions, or whether the conditions imposed on Verizon Wireless will provide meaningful relief with respect to certain of Verizon Wireless’ roaming practices.

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

The FCC recently commenced a comprehensive rulemaking proceeding to codify and supplement Internet openness principles (sometimes referred to as “network neutrality” principles). These proposed rules are intended to ensure that consumers are able to access the lawful Internet content, applications, and services of their choice, and to attach non-harmful devices to the network. In addition, Internet access providers would be prohibited from discriminating against particular Internet content or applications — though there would be allowance for reasonable network management by network operators — and Internet access providers also would be required to provide information regarding their network management practices. This proceeding could have significant operational implications for owners and operators of telecommunications networks, including how they manage traffic on their networks, as well as the applications and devices that can be used on such networks. The FCC has expressly sought comment regarding how its proposed openness obligations should be applied to wireless carriers. We are participating actively in this proceeding, but cannot predict how it will affect our business, financial condition and results of operations.

The FCC has adopted rules requiring interstate communications carriers, including commercial mobile wireless carriers, to contribute to a Universal Service Fund, or USF, that reimburses communications carriers who are providing subsidized basic communications services to underserved areas and users. The FCC requires carriers providing both intrastate and interstate services to determine their percentage of traffic which is interstate and the FCC has also adopted a safe-harbor percentage of interstate traffic for CMRS carriers. The FCC has rulemaking proceedings pending in which it is considering a comprehensive reform of the manner in which it assesses carrier USF contributions, how carriers may recover their costs from customers and how USF funds will be distributed among and between states, carriers and services. Some of these proposals may cause the amount of USF contributions required from us and our customer to increase. A failure to comply with our USF obligations could subject us to significant fines or forfeitures.

Wireless carriers may be designated as Eligible Telecommunications Carriers, or ETCs, and may receive universal service support for providing service to customers using wireless service in high cost areas or to certain qualifying low income customers. Certain competing wireless carriers operating in states where we operate have obtained or applied for ETC status. Their receipt of universal service support funds may affect our competitive status in a particular market by allowing our competitors to offer service at a lower rate or for free, subsidized by the USF. The FCC is considering altering, reducing, or capping the amount of universal support received by commercial mobile wireless ETC providers. In May 2008, the FCC adopted an interim cap on payments to ETCs under the USF relating to providing wireless service in high cost areas, pending comprehensive reform that is now under consideration by the agency. One of our former subsidiaries obtained designation as an ETC in South Carolina, and we have applied for ETC designation in certain other qualifying high cost areas.

We also are subject, or potentially subject, to numerous additional rules and requirements, including number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings exploring the prohibition of handset exclusivity; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; and the effects of the siting of communications towers on migratory birds, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements generally are the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

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

The Digital Millennium Copyright Act, or DMCA, prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt for three years certain activities from copyright liability that otherwise might be prohibited by that statute. In November 2006, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. This exemption was due to expire on October 27, 2009 and was temporarily extended. The DMCA copyright exemption facilitates our current practice of allowing customers to bring in unlocked, or “reflashed,” phones that they already own and may have used with another wireless carrier, and activate them on our network. We and other carriers have asked the Copyright Office to extend the current or substantially similar exemption for another three-year period. However, we are unable to predict the outcome of the Copyright Office’s determination to continue the exemption for this time period or the effect that a Copyright Office decision not to extend the exemption might have on our business.

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

Intellectual Property

We have pursued registration of our primary trademarks and service marks in the United States. Leap is a U.S. registered trademark and the Leap logo is a trademark of Leap. Cricket, Cricket Wireless, Cricket Clicks, Jump, Jump Mobile, Flex Bucket, Real Unlimited Unreal Savings and the Cricket “K” are U.S. registered trademarks of Cricket. In addition, the following are trademarks or service marks of Cricket: BridgePay, Cricket By Week, Cricket Choice, Cricket Connect, Cricket Nation, Cricket PAYGo, MyPerks and Cricket MyPerks and Cricket Wireless Internet Service. All other trademarks are the property of their respective owners.

We also have several patents and have several patent applications pending in the United States relating to telecommunications and related services. However, our business is not substantially dependent upon any of our patents or patent applications. We believe that our technical expertise, operational efficiency, industry-leading cost structure and ability to introduce new products in a timely manner are more critical to maintaining our competitive position in the future.

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

Employees

As of December 31, 2009, Cricket employed 4,202 full-time employees, and Leap had no employees.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters for markets in operation for one year or longer, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, but generally expect that churn will gradually improve as the average tenure of customers in such markets increases. Sales activity and churn, however, can be strongly affected by other factors, including promotional activity, economic conditions and competitive actions, any of which may have the ability to reduce or outweigh certain seasonal effects or the relative amount of time a market has been in operation.

Inflation

We believe that inflation has not had a material effect on our results of operations.

Executive Officers of the Registrant

Name	Age	Position with the Company

S. Douglas Hutcheson	53	Chief Executive Officer, President and Director
Albin F. Moschner	57	Chief Operating Officer
Walter Z. Berger	54	Executive Vice President and Chief Financial Officer
Glenn T. Umetsu	60	Executive Vice President and Chief Technical Officer
William D. Ingram	52	Senior Vice President, Strategy
Robert J. Irving, Jr.	54	Senior Vice President, General Counsel and Secretary
Jeffrey E. Nachbor	45	Senior Vice President, Financial Operations and Chief Accounting Officer
Leonard C. Stephens	53	Senior Vice President, Human Resources

S. Douglas Hutcheson has served as our chief executive officer, or CEO, president and a member of our board of directors since February 2005. Mr. Hutcheson has held a number of positions with us since joining in September 1998 as part of our founding management team, having served as our chief financial officer, or CFO, between August 2002 and February 2005 and again between September 2007 and June 2008, and also having served in a number of vice president roles between September 1998 and January 2004 with responsibility for areas including strategic planning and product and business development. From February 1995 to September 1998, Mr. Hutcheson served as vice president, marketing in the Wireless Infrastructure Division at Qualcomm Incorporated. Mr. Hutcheson holds a B.S. in mechanical engineering from California Polytechnic University and an M.B.A. from the University of California, Irvine.

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

Jeffrey E. Nachbor has served as our senior vice president, financial operations and chief accounting officer since May 2008, having previously served as our senior vice president, financial operations since April 2008. From September 2005 to March 2008, Mr. Nachbor served as the senior vice president and corporate controller for H&R Block, Inc. Prior to that, Mr. Nachbor served as senior vice president and chief financial officer of Sharper Image Corporation from February 2005 to August 2005 and served as senior vice president, corporate controller of Staples, Inc. from April 2003 to February 2005. Mr. Nachbor served as vice president of finance of Victoria’s Secret Direct, a division of Limited Brands, Inc., from December 2000 to April 2003, and as vice president of financial planning and analysis for Limited Brands, Inc. from February 2000 to December 2000. Mr. Nachbor is a certified public accountant and holds a B.S. in Accounting from Old Dominion University and an M.B.A. in Finance and Accounting from the University of Kansas.

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

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $238.0 million, $143.4 million and $76.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our existing and newly launched markets, on our ability to respond appropriately to changes in the competitive and economic environment, and on customer acceptance of our Cricket product offerings. We have experienced increased expenses in connection with our launch of significant new business expansion efforts, including activities to broaden our product portfolio and to enhance our network coverage and capacity. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a negative effect on our financial condition.

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

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for Cricket Service.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, voice-over-internet-protocol service providers, traditional landline service providers and cable companies. Some of these competitors are able to offer bundled service offerings which package wireless service offerings with additional service offerings, such as landline phone service, cable or satellite television, media and internet, that we may not be able to duplicate at competitive prices.

Some of these competitors have greater name and brand recognition, larger spectrum holdings, larger footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features or options than those we currently provide, offer the latest and most popular handsets and devices through exclusive vendor arrangements, market to broader customer segments, offer service over larger geographic areas, or purchase equipment, supplies, handsets and services at lower prices than we can. As handset selection and pricing become increasingly important to customers, our inability to offer customers the latest and most popular handsets as a result of exclusive dealings between handset manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer unlimited service offerings. Sprint Nextel also offers a competitively-priced unlimited service offering under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer or have recently introduced competitively-priced service offerings. For example, Tracfone Wireless has introduced a wireless offering under its “Straight Talk” brand using Verizon’s wireless network. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These various service offerings described above have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. In the third quarter of 2009, we revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans. These changes, which were made in response to the competitive and economic environment, have resulted in lower average monthly revenue per customer. In addition, a number of our competitors have introduced “all-inclusive” rate plans which are priced to include applicable regulatory fees and taxes. In the event that we were to transition the pricing of our rate plans to generally include regulatory fees and taxes, this change could further impact our revenues. The evolving competitive landscape has negatively impacted our financial and operating results, and we expect that it may result in more competitive pricing, slower growth, higher costs and increased customer turnover, as well as the possibility of requiring us to further modify our service plans, increase our handset subsidies or increase our dealer compensation in response to competition. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

General Economic Conditions May Adversely Affect Our Business, Financial Performance or Ability to Obtain Debt or Equity Financing on Reasonable Terms or at All.

Our business and financial performance are sensitive to changes in general economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, energy costs and other macro-economic factors. Market and economic conditions have been unprecedented and challenging in recent years. Continued concerns about the systemic impact of a long-term downturn, high unemployment, high energy costs, the availability and cost of credit and unstable housing and mortgage markets have contributed to increased market volatility and diminished expectations for the economy. Concern about the stability of the financial markets and the strength of counterparties has led many lenders and institutional investors to reduce or cease to provide credit to businesses and consumers, and illiquid credit markets have adversely affected the cost and availability of credit. These factors have led to a decrease in spending by businesses and consumers alike.

Continued market turbulence and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broad customer base. As a result, during general economic downturns, we may have greater difficulty in gaining new customers within this base for our services and existing customers may be more likely to terminate service due to an inability to pay. For example, rising unemployment levels have recently impacted our customer base, especially the lower-income segment of our customer base, by decreasing their discretionary income which has resulted in higher levels of churn. Continued recessionary conditions and tight credit conditions may also adversely impact our vendors and dealers, some of which have filed for or may be considering bankruptcy, or may experience cash flow or liquidity problems, any of which could adversely impact our ability to distribute, market or sell our products and services. For example, in 2009, Nortel Networks, which has provided a significant amount of our network infrastructure, sold substantially all of its network infrastructure business to Ericsson. As a result, sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition, general economic conditions have significantly affected the ability of many companies to raise additional funding in the capital markets. U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and resulting in the unavailability of some forms of debt financing. Uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. These general economic conditions, combined with intensified competition in the wireless telecommunications industry and other factors, have also adversely affected the trading prices of equity securities of many U.S. companies, including Leap, which could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

If We Experience Low Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors in addition to the macro-economic factors described above, including the size of our calling areas, network performance and reliability issues, our handset and service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer perceptions of our services, customer care quality and wireless number portability. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Managing these factors and customers’ expectations is essential in attracting and retaining customers. Although we have implemented programs to attract new customers and address customer turnover, we cannot assure you that these programs or our strategies to address customer acquisition and turnover will be successful. In addition, we and Denali Operations launched a significant number of new Cricket markets in 2008 and 2009. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, although we generally expect that churn will gradually improve as the average tenure of customers in such markets increases. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

LCW Wireless and Denali acquired their wireless licenses as “very small business” designated entities under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in LCW Wireless and Denali that are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of the joint venture, and may be terminated for convenience by the controlling member. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC.

The entities or persons that control these joint ventures or any other joint venture in which we may invest may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. For example, we are currently discussing with DSM differences between us regarding the financial performance and expected long-term value of the joint venture. Although we continue to engage in discussions with DSM in hopes of resolving these differences, we may not be successful in doing so. If we are not successful in resolving these matters, we may seek to purchase all or a portion of DSM’s interest in the joint venture, which could represent a significant cash outflow. Alternatively, as the controlling member of Denali, DSM could seek to terminate the management services agreement and/or trademark license between Denali and Cricket and obtain management services from a third party, or it could take other actions that we believe could negatively impact Denali’s business. Any transition to another party of the services we currently provide could significantly disrupt the joint venture’s business, negatively impact its financial and operational performance and result in significant expenses for our business. As a result, any transition of management services to another party, or other material operational or financial disruptions to the joint venture, could have a material adverse effect on our financial condition and results of operations.

If any of the members of our joint ventures files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, or if the joint venture files for bankruptcy, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity (although a substantial portion of our investment in Denali consists of secured debt).

The FCC has implemented rule changes aimed at addressing alleged abuses of its designated entity program. While we do not believe that these recent rule changes materially affect our joint ventures with LCW Wireless and Denali, the scope and applicability of these rule changes to these designated entity structures remain in flux, and the changes remain subject to administrative and judicial review. On March 26, 2009, the United States Court of Appeals for the District of Columbia Circuit rejected one of the pending judicial challenges to the designated entity rules. Another appeal of these rules remains pending in the United States Court of Appeals for the Third Circuit and seeks to overturn the results of the AWS and 700 MHz auctions. In addition, third parties and the federal government have challenged certain designated entity structures alleging violations of federal law and seeking monetary damages. We cannot predict the degree to which rule changes, federal court litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits will affect our current or future business ventures, including our arrangements with respect to LCW Wireless and Denali, or our or Denali’s current license holdings or our participation in future FCC spectrum auctions.

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

The FCC has adopted a report and order clarifying that commercial mobile radio service providers are required to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC order, however, does not address roaming for data services nor does it provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice or SMS text messaging services, and so our ability to obtain roaming services from other carriers at rates that we believe are reasonable remains uncertain. In addition, the FCC order indicates that a host carrier is not required to provide roaming services to another carrier in areas in which that other carrier holds wireless licenses or usage rights that could be used to provide wireless services. Because we and Denali License Sub hold a significant number of spectrum licenses for markets in which service has not yet been launched, we believe that this “in-market” roaming restriction could significantly and adversely affect our ability to receive roaming services in areas where we hold licenses. We and other wireless carriers have filed petitions with the FCC, asking that the agency reconsider this in-market exception to its roaming order. However, we can provide no assurances as to whether the FCC will reconsider this exception or the timeframe in which it might do so.

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

We Restated Certain of Our Prior Consolidated Financial Statements, Which Led to Additional Risks and Uncertainties, Including Shareholder Litigation.

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

As a result of these events, we became subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. In addition, two shareholder derivative actions are currently pending, and we are party to a consolidated securities class action lawsuit. As described in “Part I — Item 3. Legal Proceedings” of this report, we have reached an agreement in principle to settle the securities class action lawsuit. In addition, we have entered into discussions to settle the derivative suits, although no assurances can be given that we will be successful in doing so. If these matters do not settle on terms we consider reasonable, we could be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

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

In our quarterly and annual reports (as amended) for the periods ended from December 31, 2006 through September 30, 2008, we reported a material weakness in our internal control over financial reporting which related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenue and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings. As described in “Part II — Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009, we took a number of actions to remediate this material weakness, which included reviewing and designing enhancements to certain of our systems and processes relating to revenue recognition and user acceptance testing and hiring and promoting additional accounting personnel with the appropriate skills, training and experience in these areas. Based upon the remediation actions described in “Part II — Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009, management concluded that the material weakness described above was remediated as of December 31, 2008.

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

Although we believe we took appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers service plans that allow unlimited wireless service from within a Cricket service area for a flat rate without entering into a fixed-term contract or passing a credit check. Our networks do not currently provide coverage across the U.S. or in all major metropolitan centers, and instead have a network footprint covering population centers of our various markets. This strategy may not prove to be successful in the long term. Some companies that have offered this type of service in the past have been unsuccessful. From time to time, we also evaluate our product and service offerings and the demands of our target customers and may modify, change, adjust or discontinue our product and service offerings or offer new products and services on a permanent, trial or promotional basis. We cannot assure you that these product or service offerings will be successful or prove to be profitable.

We Expect to Incur Higher Operating Expenses in Recently Launched Markets, and We Could Incur Substantial Costs if We Were to Elect to Build Out Additional New Markets.

During 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. Our strategic objectives depend on our ability to successfully and cost-effectively operate these recently launched markets as well as our more mature markets, and on customer acceptance of our Cricket product offerings. We generally expect to incur higher operating expenses as our existing business grows and during the first year after we launch service in new markets. If we fail to achieve consistent profitability in these markets, that failure could have a material adverse effect on our business, financial condition and results of operations.

In addition, we have identified new markets covering approximately 16 million additional POPs that we could elect to launch with Cricket service in the future using our wireless licenses, although we have not established a timeline for any such build-out or launch. Large-scale construction projects for the build-out of any new markets would require significant capital expenditures and could suffer cost overruns. Significant capital expenditures and increased operating expenses, including in connection with the build-out and launch of new markets, decrease OIBDA and free cash flow for the periods in which we incur such costs. In addition, the build-out of any new markets could be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, difficulties or delays in clearing U.S. government and/or incumbent commercial licensees from spectrum we intend to utilize, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.

Any failure to complete the build-out of any new markets that we elect to launch with Cricket service in the future on budget or on time could delay the implementation of our clustering and expansion strategies.

If We Are Unable to Manage Our Planned Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our existing and new markets. During 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. The management of our growth requires, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. Furthermore, the implementation of new or expanded systems or platforms to accommodate our growth, and the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage our expected growth and development, to effectively manage launched markets, to enhance our processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

In addition, our rapid growth and the recent launch of new markets requires continued management and control of our handset inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling handsets, including shortages we experienced during the second quarter of 2009. While we intend to implement a new inventory management system in 2010 and have undertaken other efforts to address inventory forecasting, there can be no assurance that we will not experience inventory shortages in the future. Any failure to effectively manage and control our handset inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2009, our total outstanding indebtedness was $2,743.3 million, including $1,100 million of senior secured notes due 2016 and $1,650.0 million in unsecured senior indebtedness, which comprised $1,100.0 million of senior notes due 2014, $250.0 million of convertible senior notes due 2014 and $300.0 million of senior notes due 2015.

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

Our ability to make payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future financing will be available to us, in an amount sufficient to enable us to repay or service our indebtedness or to fund our other liquidity needs or at all. If the cash flow from our operating activities is insufficient for these purposes, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations or seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.

We or Our Joint Ventures May Be Unable to Refinance Our Indebtedness.

We or our joint ventures may need to refinance all or a portion of our indebtedness before maturity, including indebtedness under the indentures governing our secured and unsecured senior notes and convertible senior notes. Our $1.1 billion of 9.375% unsecured senior notes and our $250 million of unsecured convertible senior notes are due in 2014, our $300 million of 10.0% unsecured senior notes is due in 2015 and our $1.1 billion of 7.75% senior secured notes is due in 2016. Outstanding borrowings under LCW Operation’s term loans must be repaid in quarterly installments (which commenced in June 2008), with an aggregate final payment of $10.1 million due in March 2011. There can be no assurance that we or our joint ventures will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

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

Our Ability to Use Net Operating Loss Carryforwards to Reduce Future Tax Payments Could be Negatively Impacted if There is an “Ownership Change” as Defined Under Section 382 of the Internal Revenue Code.

We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Under the Internal Revenue Code, subject to certain requirements, we may “carry forward” our federal NOLs for up to a 20-year period to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. At December 31, 2009, we estimated that we had federal NOL carryforwards of approximately $1.5 billion (which begin to expire in 2022), and state NOL carryforwards of approximately $1.5 billion ($21.9 million of which will expire at the end of 2010). While these NOL carryforwards have a potential value of approximately $570 million in tax savings, there is no assurance we will be able to realize such tax savings.

If we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions, at a time when our market capitalization was below a certain level, our ability to utilize these NOLs to offset future taxable income could be significantly limited. In general terms, a change in ownership can occur whenever there is a shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period.

The determination of whether an ownership change has occurred is complex and requires significant judgement. If an ownership change for purposes of Section 382 were to occur, it could significantly limit the amount of NOL carryforwards that we could utilize on an annual basis, thus accelerating cash tax payments we would have to make and possibly causing these NOLs to expire before we could fully utilize them. As a result, any restriction on our ability to utilize these NOL carryforwards could have a material impact on our future cash flows.

A Significant Portion of Our Assets Consists of Goodwill and Intangible Assets.

As of December 31, 2009, 44.2% of our assets consisted of goodwill, intangible assets and wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

In the future, competitors may seek to provide competing wireless telecommunications service through the use of developing 4G technologies, such as WiMax and LTE. We are currently conducting technical trials of LTE technology. We cannot predict, however, which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products and services. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. For example, we have expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. In addition, we may be required to acquire additional spectrum to deploy these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis or at all. There are also risks that current or future versions of the wireless technologies and evolutionary path that we have selected or may select may not be demanded by customers or provide the advantages that we expect. If such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that widespread demand for advanced data services will develop at a price level that will allow us to earn a reasonable return on our investment. In addition, there are risks that other wireless carriers on whose networks our customers currently roam may change their technology to other technologies that are incompatible with ours. As a result, the ability of our customers to roam on such carriers’ wireless networks could be adversely affected. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected. Further, we may not be able to negotiate cost-effective data roaming agreements on 4G or other data networks, and we are not able to assure you that customer handset and data devices that operate on 4G or other data networks will be available at costs that will make them attractive to customers.

In addition, CDMA 1xRTT-based infrastructure networks serve a relatively small minority of wireless users worldwide and could become less popular in the future, which could raise the cost to us of network equipment and handsets that use that technology relative to the cost of handsets and network equipment that utilize other technologies, or could result in advanced wireless devices becoming available to us later than devices available for GSM-based carriers.

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

Media reports have suggested that the use of wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Certain class action lawsuits have been filed in the industry claiming damages for alleged health problems arising from the use of wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, anti-lock brakes, hearing aids and other medical devices. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated. Malfunctions have caused at least one major handset manufacturer to recall certain batteries used in its handsets, including batteries in a handset sold by Cricket and other wireless providers.

Concerns over possible health and safety risks associated with radio frequency emissions and defective products may discourage the use of wireless handsets, which could decrease demand for our services, or result in regulatory restrictions or increased requirements on the location and operation of cell sites, which could increase our operating expenses. Concerns over possible safety risks could decrease the demand for our services. For example, in 2008, a technical defect was discovered in one of our manufacturer’s handsets which appeared to prevent a portion of 911 calls from being heard by the operator. After learning of the defect, we instructed our retail locations to temporarily cease selling the handsets, notified our customers of the matter and directed them to bring their handsets into our retail locations to receive correcting software. If one or more Cricket customers were harmed by a defective product provided to us by a manufacturer and subsequently sold in connection with our services, our ability to add and maintain customers for Cricket service could be materially adversely affected by negative public reactions.

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

System Failures, Security Breaches, Business Disruptions and Unauthorized Use or Interference with our Network or other Systems Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.

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

We Are in the Process of Upgrading a Number of Significant Business Systems, including our Customer Billing System, and Any Unanticipated Difficulties, Delays or Interruptions with the Transition Could Negatively Impact Our Business.

We are in the process of upgrading a number of our significant, internal business systems, including our customer billing system. In December 2008, we entered into a long-term, exclusive services agreement with Convergys for the implementation and ongoing management of the new billing system. To help facilitate the transition of customer billing from our previous vendor, VeriSign, Inc., to Convergys, we acquired VeriSign’s billing system software and simultaneously entered into a transition services agreement to enable Convergys to provide us with billing services using the VeriSign software we acquired until the conversion to the new system is complete. In addition to the new billing system, we also intend to implement a new inventory management system and new point-of-sale system.

We cannot assure you that we will not experience difficulties, delays or interruptions while we implement and transition to these new systems. At times during the transition of our billing system, we will be limited in our ability to modify our current product and service offerings or to offer new products and services. In addition, the transition of these systems may not progress according to our current schedule and could suffer cost overruns. Significant unexpected difficulties in transitioning our billing, inventory, point-of-sale systems or other systems could materially impact our ability to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties have asserted and may in the future assert infringement claims against us or our suppliers based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks. For example, see “Part I— Item 3. Legal Proceedings — Patent Litigation” of this report for a description of certain patent infringement lawsuits that have been brought against us. Due in part to the growth and expansion of our business operations, we have become subject to increased amounts of litigation, including disputes alleging patent infringement. If plaintiffs in any patent litigation matters brought against us were to prevail, we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Action by Congress or Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services.

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

We also cannot assure you that Congress will not amend the Communications Act, from which the FCC obtains its authority, or enact legislation in a manner that could be adverse to us. For example, the FCC has implemented rule changes and sought comment on further rule changes focused on addressing alleged abuses of its designated entity program, which gives certain categories of small businesses preferential treatment in FCC spectrum auctions based on size. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. The scope and applicability of these rule changes to these designated entity structures remain in flux, and the changes remain subject to administrative and judicial review. In March 2009, the United States Court of Appeals for the District of Columbia Circuit rejected one of the pending judicial challenges to the designated entity rules, and another appeal of these rules remains pending in the United States Court of Appeals for the Third Circuit that seeks to overturn the results of the AWS and 700 MHz auctions. In addition, third parties and the federal government have challenged certain designated entity structures alleging violations of federal law and seeking monetary damages. We cannot predict the degree to which rule changes, judicial review of the designated entity rules, increased regulatory scrutiny that may follow from these proceedings or third party or government lawsuits will affect our current or future business ventures, licenses acquired in the challenged auctions, or our participation in future FCC spectrum auctions.

The DMCA prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt for three years certain activities from copyright liability that otherwise might be prohibited by that statute. In November 2006, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. This exemption was due to expire on October 27, 2009 and has been temporarily extended. The DMCA copyright exemption facilitates our current practice of allowing customers to bring in unlocked, or “reflashed,” phones that they already own and may have used with another wireless carrier, and activate them on our network. We and other carriers have asked the Copyright Office to extend the current or substantially similar exemption for another three-year period. However, we are unable to predict the outcome of the Copyright Office’s determination to continue the exemption for this time period or the effect that a Copyright Office decision not to extend the exemption might have on our business. To the extent that the Copyright Office determines not to extend this exemption for an extended period of time and this prevents us from activating “reflashed” handsets on our network, this could have a material adverse impact on our business, financial condition and results of operations.

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

If customers exceed expected usage for our voice or mobile broadband services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage of voice and mobile broadband services, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. We currently manage our network and users of our Cricket Broadband service by limiting throughput speeds if their usage adversely impacts our network or service levels or if usage exceeds certain thresholds. However, if future wireless use by Cricket customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of our voice or mobile broadband services to reduce volume, further limit data quantities or speeds, otherwise limit the number of new customers, acquire additional spectrum, or incur substantial capital expenditures to improve network capacity or quality.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed rate, our customers’ average minutes of use per month is substantially above U.S. averages. In addition, customer usage of our Cricket Broadband service has been significant. We intend to meet demand for our wireless services by utilizing spectrally efficient technologies. Despite our recent spectrum purchases, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. For example, Denali Operations currently operates on 10 MHz of spectrum in its newly launched Chicago market. In the future, we may be required to acquire additional spectrum in this and other of our markets to satisfy increasing demand (especially for data services) or to deploy new technologies, such as WiMax or LTE. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or that additional spectrum would be made available by the FCC on a timely basis. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, that may make it less attractive or economical for us. If such additional spectrum is not available to us when required on reasonable terms or at a reasonable cost, our business, financial condition and results of operations could be materially adversely affected.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of December 31, 2009, the carrying value of our wireless licenses and those of Denali License Sub and LCW License was approximately $1.9 billion. During the years ended December 31, 2009, 2008 and 2007, we recorded impairment charges of $0.6 million, $0.2 million and $1.0 million, respectively.

The market values of wireless licenses have varied over the last several years, and may vary significantly in the future. Valuation swings could occur for a variety of reasons relating to supply and demand, including:

•	consolidation in the wireless industry allows or requires carriers to sell significant portions of their wireless spectrum holdings;

•	a sudden large sale of spectrum by one or more wireless providers occurs; or

•	market prices decline as a result of the sale prices in FCC auctions.

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. For example, during recent years, the FCC auctioned additional spectrum in the 1700 MHz to 2100 MHz band in Auction #66 and the 700 MHz band in Auction #73, and has announced that it intends to auction additional spectrum in the 2.5 GHz band. If the market value of wireless licenses were to decline significantly, the value of our wireless licenses could be subject to non-cash impairment charges.

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

Declines in Our Operating or Financial Performance Could Result in an Impairment of Our Indefinite-Lived Assets, Including Goodwill.

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We also assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. General economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. If our projected financial or operating performance were to be adversely affected due to significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit, this could constitute a triggering event which would require us to perform an interim goodwill impairment test prior to our next annual impairment test, possibly as soon as the first quarter of 2010. If the first step of the interim impairment test were to indicate that a potential impairment existed, we would be required to perform the second step of the goodwill impairment test, which would require us to determine the fair value of our net assets and could require us to recognize a material non-cash impairment charge that could reduce all or a portion of the carrying value of our goodwill of $430.1 million. Any significant reduction in the carrying value of our goodwill, wireless licenses and/or our long-lived assets could have a material adverse effect on our operating results.

We May Incur Higher Than Anticipated Intercarrier Compensation Costs.

When our customers use our service to call customers of local exchange carriers, we are required under the current intercarrier compensation scheme to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. Similarly, when a customer of another carrier calls one of our customers, that carrier is required to pay us. While in most cases we have been successful in negotiating agreements with other carriers that impose reasonable reciprocal compensation arrangements, some local exchange carriers have claimed a right to unilaterally impose what we believe to be unreasonably high charges on us. Some of these carriers have threatened to pursue, have initiated, or may in the future initiate, claims against us to recover these charges, and the outcome of any such claims is uncertain. The FCC is actively considering possible regulatory approaches to address this situation but we cannot assure you that any FCC action will be beneficial to us. The enactment of adverse FCC rules, regulations or decisions or any FCC inaction could result in carriers successfully collecting higher intercarrier fees from us, which could materially adversely affect our business, financial condition and operating results.

More broadly, the FCC is actively considering whether a unified intercarrier compensation regime can or should be established for all traffic exchanged between all carriers, including commercial mobile radio services carriers. There are also pending appeals of various substantive and procedural aspects of the intercarrier compensation regime in the courts, at the FCC and before state regulatory bodies. New or modified intercarrier compensation rules, if adopted, may increase the charges we are required to pay other carriers for terminating calls or transiting calls over their networks, increase the costs of, or make it more difficult to negotiate, new agreements with carriers, decrease the amount of revenue we receive for terminating calls from other carriers on our network, or result in significant costs to us for past and future termination charges. Any of these changes could have a material adverse effect on our business, financial condition and operating results.

We resell third party long distance services in connection with our offering of unlimited international long distance service. The charges for these services may be subject to change by the terminating or interconnecting carrier, or by the regulatory body having jurisdiction in the applicable foreign country. If the charges are modified, the terminating or interconnecting carrier may attempt to assess such charges retroactively on us or our third party international long distance provider. If such charges are substantial, or we cease providing service to the foreign destination, prospective customers may elect not to use our service and current customers may choose to terminate service. Such events could limit our ability to grow our customer base, which could have a material adverse effect on our business, financial condition and operating results.

If We Experience High Rates of Credit Card, Subscription or Dealer Fraud, Our Ability to Generate Cash Flow Will Decrease.

Our operating costs could increase substantially as a result of fraud, including customer credit card, subscription or dealer fraud. We have implemented a number of strategies and processes to detect and prevent efforts to defraud us, and we believe that our efforts have substantially reduced the types of fraud we have identified. However, if our strategies are not successful in detecting and controlling fraud, the resulting loss of revenue or increased expenses could have a material adverse impact on our financial condition and results of operations.

Risks Related to Ownership of Leap Common Stock

Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.

The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of Leap common stock has been, and is likely to continue to be, subject to wide fluctuations. Factors affecting the trading price of Leap common stock may include, among other things:

•	variations in our operating results or those of our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	entry of new competitors into our markets, changes in product and service offerings by us or our competitors, or changes in the prices charged for product and service offerings by us or our competitors;

•	significant developments with respect to intellectual property, securities or related litigation;

•	announcements of and bidding in auctions for new spectrum;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow Leap common stock;

•	any default under any of the indentures governing our secured or unsecured senior notes or convertible senior notes because of a covenant breach or otherwise;

•	rumors or speculation in the marketplace regarding acquisitions or consolidation in our industry, including regarding transactions involving Leap; and

•	market conditions in our industry and the economy as a whole.

In addition, general economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. The trading price of Leap’s common stock has also been impacted by increased competition in prepaid offerings by wireless companies. The trading price of Leap common stock may continue to be adversely affected if investors have concerns that our business, financial condition or results of operations will be negatively impacted by these negative general economic conditions or increased competition.

We Could Elect to Raise Additional Equity Capital Which Could Dilute Existing Stockholders.

During the second quarter of 2009 we sold 7,000,000 shares of Leap common stock in an underwritten public offering. We could raise additional capital in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business expansion efforts. Any additional capital we could raise could be significant and could consist of debt, convertible debt or equity financing from the public and/or private capital markets. To provide flexibility with respect to any future capital raising alternatives, we have filed a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering. To the extent that we were to elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and could be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap common stock and impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect the Market Price of Leap Common Stock.

As of February 19, 2010, 77,500,550 shares of Leap common stock were issued and outstanding, and 6,748,910 additional shares of Leap common stock were reserved for issuance, including 4,532,089 shares reserved for issuance upon the exercise of outstanding stock options under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 1,334,614 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 222,500 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 128,100 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 531,607 shares available for future issuance under our Employee Stock Purchase Plan.

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

In addition, Leap has reserved five percent of its outstanding shares, which represented 3,875,028 shares of common stock as of February 19, 2010, for potential issuance to CSM on the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the LCW LLC Agreement, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap common stock could adversely affect prevailing market prices for Leap common stock. Effective as of August 31, 2009, CSM exercised this put right. Pursuant to the LCW LLC Agreement, the purchase price for the put has been calculated on a pro rata basis using the appraised value of LCW Wireless, subject to certain adjustments. Based on the resulting appraised value of LCW Wireless, the put price, as adjusted, is estimated to be approximately $21 million. We intend to satisfy the put price in cash and completion of this transaction is subject to customary closing conditions.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 20.9% of Leap common stock as of February 19, 2010. Moreover, our eight largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 73.6% of Leap common stock as of February 19, 2010. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 15,537,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 20.0% of Leap’s outstanding common stock as of February 19, 2010. In addition, in connection with our offering of 7,000,000 shares of Leap common stock in the second quarter of 2009, we agreed to register for resale any additional shares of common stock that these entities or their affiliates may acquire in the future. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

As of December 31, 2009, Cricket leased approximately 8,000 cell sites, 28 switching centers and four warehouse facilities (which range in size from approximately 1,400 square feet to 20,000 square feet). In addition, Cricket has approximately 30 office leases in its individual markets that range from approximately 825 square feet to approximately 25,000 square feet. Cricket also leases approximately 250 retail locations in its markets, including stores ranging in size from approximately 500 square feet to 5,600 square feet, as well as six kiosks and retail spaces within other stores.

As of December 31, 2009, Cricket leased space, totaling approximately 201,000 square feet, for our new corporate headquarters in San Diego. We use these offices for engineering and administrative purposes. We transitioned to our new corporate headquarters during the second half of 2009. We are currently seeking to sublease the space that formerly housed our corporate headquarters in San Diego, totaling approximately 130,000 square feet in three office buildings. Cricket also leased space, totaling approximately 94,000 square feet, for our new facility in Denver for our sales and marketing, product development and supply chain functions. We transitioned to this new location during the second half of 2009. We also continued to lease space in Denver, totaling approximately 53,000 square feet, for our information technology function. We do not own any real property.

As of December 31, 2009, LCW Operations leased approximately 290 cell sites and one office and switch location. In addition, as of December 31, 2009, LCW Operations leased eight retail locations in its markets, consisting of stores ranging in size from approximately 1,100 square feet to 3,400 square feet. LCW Wireless and its subsidiaries do not own any real property.

As of December 31, 2009, Denali Operations leased approximately 930 cell sites, two office locations and two switch locations. In addition, as of December 31, 2009, Denali Operations leased approximately 30 retail locations in its markets, consisting of stores ranging in size from approximately 1,600 square feet to 5,800 square feet. Denali and its subsidiaries do not own any real property.

As we and Denali Operations continue to develop existing Cricket markets, and if any additional markets are built out, we and Denali Operations may lease additional or substitute office facilities, retail stores, cell sites, switch sites and warehouse facilities.

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

Patent Litigation

Freedom Wireless

On December 10, 2007, we were sued by Freedom Wireless, Inc., or Freedom Wireless, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that our Cricket unlimited voice service, in addition to our Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, we and Freedom Wireless entered into an agreement to settle this lawsuit and agreed to enter into a license agreement which will provide Freedom Wireless with royalties on certain of our products and services. Pursuant to the terms of the settlement, an arbitration hearing was held on December 15, 2009 to finalize the terms of the settlement and license agreements. The decision of the arbitrator is pending.

DNT

On May 1, 2009, we were sued by DNT LLC, or DNT, in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that we use, encourage the use of, sell, offer for sale and/or import voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT’s patent. DNT alleges that our infringement is willful, and the complaint seeks an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys’ fees. On July 23, 2009, we filed an answer to the complaint as well as counterclaims. On December 14, 2009, DNT’s patent was determined to be invalid in a case it brought against another wireless provider. That other case was settled and dismissed on February 11, 2010, but the stay in our matter with DNT has not yet been formally lifted.

Digital Technology Licensing

On April 21, 2009, we and certain other wireless carriers (including Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC, or DTL, in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that we and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that we and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. On January 5, 2010, this matter was stayed, pending final resolution of another case that DTL brought against another wireless provider in which it alleges infringement of the patent that is at issue in our matter. This other case is not yet set for trial.

On The Go

On February 22, 2010, a matter brought against us by On The Go, LLC, or OTG, was dismissed with prejudice. We and certain other wireless carriers were sued by OTG in the United States District Court for the Northern District of Illinois, Eastern Division, on July 9, 2009, for alleged infringement of U.S. Patent No. 7,430,554 entitled “Method and System For Telephonically Selecting, Addressing, and Distributing Messages.” OTG’s complaint alleged that we directly and indirectly infringe OTG’s patent by making, offering for sale, selling, providing, maintaining, and supporting our PAYGo prepaid mobile telephone service and system. The complaint sought injunctive relief and unspecified damages, including interest and costs.

DownUnder Wireless

On November 20, 2009, we and a number of other parties were sued by DownUnder Wireless, LLC, or DownUnder, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 6,741,215 entitled “Inverted Safety Antenna for Personal Communications Devices.” DownUnder alleges that we use, sell, and offer to sell wireless communication devices, including PCD, Cal-Comp, and Motorola devices, comprising a housing, a microphone, a speaker earpiece, a user interface mounted in an upright orientation on the communication device, and a transmitting antenna, where the transmitting antenna is mounted in a lower portion of the housing, and further the housing defines an obtuse angle between the top of the upper housing portion and the bottom of the lower housing portion of the devices, and that such acts constitute direct and indirect infringement of DownUnder’s patent. DownUnder alleges that our infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), and attorneys’ fees. We filed an answer to the complaint on February 19, 2010.

American Wireless Group

On October 29, 2009, we settled two matters referred to as the AWG and Whittington Lawsuits, and the matters have been dismissed.

The Whittington Lawsuit refers to a lawsuit brought on December 31, 2002 by several members of American Wireless Group, LLC, or AWG, against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleged that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs sought rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, plus costs and expenses. Plaintiffs contended that the named defendants were the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim.

The AWG Lawsuit refers to a related action to the action described above brought in June 2003 by AWG in the Circuit Court of the First Judicial District of Hinds County, Mississippi against the same individual defendants named in the Whittington Lawsuit. The complaint generally set forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff sought rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits and a consolidated securities class action lawsuit. As indicated further below, we have entered into discussions to settle the derivative suits and have reached an agreement in principle to settle the class action.

The two shareholder derivative suits purport to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that we were restating certain of our financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants have filed motions to dismiss the amended federal complaint. On September 29, 2009, the district court granted Leap’s motion to dismiss the derivative complaint for failure to plead that a presuit demand on Leap’s board was excused. The plaintiff has until March 12, 2010 to file an amended complaint. We have entered into discussions to settle the derivative suits, although no assurances can be given that we will be successful in doing so.

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

The parties have reached an agreement in principle to settle the class action. The settlement is contingent on court approval and provides for, among other things, dismissal of the lawsuits with prejudice, the granting of broad releases of the defendants, and a payment to the plaintiffs of $13.75 million, which would include payment of any attorneys’ fees for plaintiffs’ counsel. We anticipate that the entire settlement amount will be paid by our insurers. On February 18, 2010, the lead plaintiff filed a motion seeking preliminary approval by the court of the settlement and approval of a form of notice to potential settlement class members.

Department of Justice Inquiry

On January 7, 2009, we received a letter from the Civil Division of the United States Department of Justice, or the DOJ. In its letter, the DOJ alleges that between approximately 2002 and 2006, we failed to comply with certain federal postal regulations that required us to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts. As a result, the DOJ has asserted that we violated the False Claims Act, or FCA, and are therefore liable for damages. On November 18, 2009, the DOJ presented us with a calculation that single damages in this matter were $2.7 million for a period from June 2003 through June 2006, which amount may be trebled under the FCA. The FCA also provides for statutory penalties, which the DOJ has previously asserted could total up to $11,000 per mailing. The DOJ had also previously asserted as an alternative theory of liability that we are liable on a basis of unjust enrichment for estimated single damages.

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

No matters were submitted to a vote of Leap’s stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “LEAP.”

The following table sets forth the high and low closing prices per share of our common stock on the NASDAQ Global Select Market for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes.

	High($)	Low($)

Calendar Year — 2008
First Quarter	49.76	36.24
Second Quarter	61.09	43.17
Third Quarter	48.85	35.73
Fourth Quarter	39.16	15.46
Calendar Year — 2009
First Quarter	38.49	23.27
Second Quarter	41.05	30.87
Third Quarter	30.55	15.85
Fourth Quarter	18.13	12.25

On February 19, 2010, the last reported sale price of Leap common stock on the NASDAQ Global Select Market was $15.30 per share. As of February 19, 2010, there were 77,500,550 shares of common stock outstanding held by approximately 350 holders of record.

Dividends

Leap has not paid or declared any cash dividends on its common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. As more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms of the indentures governing our secured and unsecured senior notes restrict our ability to declare or pay dividends. We intend to retain future earnings, if any, to fund our growth. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005

Statement of Operations Data:
Revenues	$2,383,162	$1,958,862	$1,630,803	$1,167,187	$957,771

Operating income	31,124	46,700	60,262	23,725	71,002

Income (loss) before income taxes and cumulative effect of change in accounting principle	(197,354)	(104,411)	(40,521)	(17,635)	52,300
Income tax expense	(40,609)	(38,970)	(35,924)	(8,469)	(21,615)

Income (loss) before cumulative effect of change in accounting principle	(237,963)	(143,381)	(76,445)	(26,104)	30,685
Cumulative effect of change in accounting principle	—	—	—	623	—

Net income (loss)	(237,963)	(143,381)	(76,445)	(25,481)	30,685
Accretion of redeemable noncontrolling interests, net of tax	(1,529)	(6,820)	(3,854)	(1,321)	—

Net income (loss) attributable to common stockholders	$(239,492)	$(150,201)	$(80,299)	$(26,802)	$30,685

Basic earnings (loss) per share attributable to common stockholders:
Income (loss) before cumulative effect of change in accounting principle	$(3.30)	$(2.21)	$(1.20)	$(0.44)	$0.51
Cumulative effect of change in accounting principle	—	—	—	0.01	—

Basic earnings (loss) per share(1)	$(3.30)	$(2.21)	$(1.20)	$(0.43)	$0.51

Diluted earnings (loss) per share attributable to common stockholders:
Income (loss) before cumulative effect of change in accounting principle	$(3.30)	$(2.21)	$(1.20)	$(0.44)	$0.50
Cumulative effect of change in accounting principle	—	—	—	0.01	—

Diluted earnings (loss) per share(1)	$(3.30)	$(2.21)	$(1.20)	$(0.43)	$0.50

Shares used in per share calculations:(1)
Basic	72,515	68,021	67,100	61,645	60,135

Diluted	72,515	68,021	67,100	61,645	61,003

	As of December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$174,999	$357,708	$433,337	$372,812	$293,073
Short-term investments	389,154	238,143	179,233	66,400	90,981
Working capital	272,974	278,576	380,384	185,191	245,366
Restricted cash, cash equivalents and short-term investments	3,866	4,780	15,550	13,581	13,759
Total assets	5,371,721	5,052,857	4,432,998	4,084,947	2,499,946
Capital leases	12,285	13,993	53,283	16,459	17,243
Long-term debt	2,735,318	2,566,025	2,033,902	1,676,500	588,333
Total stockholders’ equity	1,690,530	1,612,676	1,717,505	1,769,348	1,517,601

(1)	Refer to Notes 2 and 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report for an explanation of the calculation of basic and diluted earnings (loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report.

Overview

Company Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the “Cricket” brand. Our Cricket service offerings provide customers with unlimited wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Operations and in the upper Midwest by Denali Operations. Cricket owns an indirect 70.7% non-controlling interest in LCW Operations through a 70.7% non-controlling interest in LCW Wireless, and owns an indirect non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali. LCW Wireless and Denali are designated entities under FCC regulations. We consolidate our interests in LCW Wireless and Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and we will absorb a majority of their expected losses.

As of December 31, 2009, Cricket service was offered in 35 states and the District of Columbia and had approximately 5.0 million customers. As of December 31, 2009, we, LCW License, and Denali License Sub owned wireless licenses covering an aggregate of approximately 186.1 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 94.2 million POPs as of December 31, 2009, which includes incremental POPs attributed to ongoing footprint expansion in existing markets. The licenses we and Denali own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming Denali License Sub were to make available to us certain of its spectrum.

Our Cricket service offerings are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our primary Cricket service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plans include unlimited local and U.S. long distance service from any Cricket service area and unlimited text messaging. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for one low, flat rate with no long-term commitments or credit checks. We also offer Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar.

We believe that our business is scalable because we offer an attractive value proposition to our customers while utilizing a cost structure that is significantly lower than most of our competitors. As a result, we have continued to pursue activities to expand our business. These expansion activities have included the broadening of our product portfolio, which has included the introduction of our Cricket Broadband and Cricket PAYGo products over the past few years. We have also enhanced our network coverage and capacity. In 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. We have also continued to enhance our network coverage and capacity in many of our existing markets. Future business expansion activities could include the acquisition of additional spectrum through private transactions or FCC auctions, the build out and launch of Cricket services in additional markets, entering into partnerships with others, the acquisition of other wireless communications companies or complementary businesses or the deployment of next-generation network technology over the longer term. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License Sub hold include large regional areas covering both rural and metropolitan communities, we and Denali may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service. We intend to be disciplined as we pursue any expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters for markets in operation for one year or longer, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, but generally expect that churn will gradually improve as the average tenure of customers in such markets increases. Sales activity and churn, however, can be strongly affected by other factors, including promotional activity, economic conditions and competitive actions, any of which may have the ability to reduce or outweigh certain seasonal effects or the relative amount of time a market has been in operation. From time to time, we offer programs to help promote customer activity for our wireless services. For example, since the second quarter of 2008 we have increased our use of a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket handset not currently in service. Customers accepting this offer receive a free month of service on the additional line of service after paying an activation fee. We believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our wireless services.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, voice-over-internet-protocol service providers, traditional landline service providers and cable companies. The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings. These service offerings have presented additional strong competition in markets in which our offerings overlap. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. In the third quarter of 2009, we revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans. These changes, which were made in response to the competitive and economic environment, have resulted in lower average monthly revenue per customer. In addition, a number of our competitors have introduced “all-inclusive” rate plans which are priced to include applicable regulatory fees and taxes. In the event that we were to transition the pricing of our rate plans to generally include regulatory fees and taxes, this change could further impact our revenues. In addition, rising unemployment levels have recently impacted our customer base, including, in particular, the lower-income segment of our customer base, decreasing their discretionary income.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity through capital markets transactions. See “Liquidity and Capital Resources” below.

Among the most significant factors affecting our financial condition and performance in prior periods have been our market expansions and growth in customers, the impacts of which have been reflected in our revenues and operating expenses. Since 2005, we and our consolidated joint ventures have expanded existing market footprints and launched additional markets, increasing the number of potential customers covered by our networks from approximately 27.7 million covered POPs as of December 31, 2005 to approximately 94.2 million covered POPs as of December 31, 2009. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 1.67 million customers as of December 31, 2005 to 4.95 million customers as of December 31, 2009. As our business has expanded, our total revenues have continued to increase, rising from $957.8 million for fiscal 2005 to $2.38 billion for fiscal 2009, and our operating expenses have similarly increased from $901.4 million for fiscal 2005 to $2.35 billion for fiscal 2009. During this period, we also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses. As a result, our interest expense has increased from $30.1 million for fiscal 2005 to $210.4 million for fiscal 2009. Primarily as a result of the factors described above, our net income of $30.7 million for fiscal 2005 decreased to a net loss of $25.5 million for fiscal 2006, further decreasing to a net loss of $238.0 million for the year ended December 31, 2009.

The evolving competitive landscape has negatively impacted our financial and operating results, and we expect that it may result in more competitive pricing, slower growth, higher costs and increased customer turnover, as well as the possibility of requiring us to further modify our service plans, increase our handset subsidies or increase our dealer compensation in response to competition. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results. We believe that our cost structure provides us with a significant advantage in responding to changing competitive and economic conditions and enables us to revise our product and service offerings to attract and retain customers. Evolving competition or continuing unfavorable unemployment levels, however, could continue to adversely impact average monthly revenue per customer, increase churn and decrease OIBDA and free cash flow.

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

Principles of Consolidation

The consolidated financial statements include the operating results and financial position of Leap and its wholly owned subsidiaries as well as the operating results and financial position of LCW Wireless and Denali and their wholly owned subsidiaries. We consolidate our non-controlling interests in LCW Wireless and Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and we will absorb a majority of their expected losses. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Revenues

Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. In general, our customers are required to pay for their service in advance, while customers who first activated their service prior to May 2006 pay in arrears. Because we do not require customers to sign fixed-term contracts or pass a credit check, our services are available to a broader customer base than many other wireless providers and, as a result, some of our customers may be more likely to have service terminated due to an inability to pay. Consequently, we have concluded that collectibility of our revenues is not reasonably assured until payment has been received. Accordingly, service revenues are recognized only after services have been rendered and payment has been received.

When we activate service for a new customer, we frequently sell that customer a handset and the first month of service in a bundled transaction. Under the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a handset along with a month of wireless service constitutes a multiple element arrangement. Under the guidance, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying the guidance to these transactions results in us recognizing the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

Equipment revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. In addition to handsets that we sell directly to our customers at Cricket-owned stores, we also sell handsets to third-party dealers, including mass-merchant retailers.

These dealers then sell the handsets to the ultimate Cricket customer, and that customer also receives a free period of service in a bundled transaction (similar to the sale made at a Cricket-owned store). Sales of handsets to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions ultimately available to such dealers is not reliably estimable until the handsets are sold by such dealers to customers. Thus, handsets sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the handsets are recorded as deferred charges upon shipment by us. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

Through a third-party provider, our customers may elect to participate in an extended handset warranty/insurance program. We recognize revenue on replacement handsets sold to our customers under the program when the customer purchases a replacement handset.

Sales incentives offered without charge to customers and volume-based incentives paid to our third-party dealers are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage, and customer returns of handsets and accessories have historically been insignificant.

Amounts billed by us in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue since collectibility of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to handsets sold to third-party dealers.

Universal Service Fund, E-911 and other fees are assessed by various governmental authorities in connection with the services that we provide to our customers. We report these fees, as well as sales, use and excise taxes that are assessed and collected, net of amounts remitted, in the consolidated statements of operations.

Fair Value of Financial Instruments

We have adopted the authoritative guidance for fair value measurements, which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the guidance for fair value measurements.

Our adoption of the guidance for fair value measurements for our financial assets and liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial statements. Effective January 1, 2009, we adopted the guidance for fair value measurements for our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of the guidance for our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material impact on our financial condition and results of operations.

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

Wireless Licenses

We, LCW Wireless and Denali operate broadband PCS and AWS networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because we expect our subsidiaries and consolidated joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of our or our consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, we evaluate the remaining useful life of our indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, we test the wireless license for impairment in accordance with the authoritative guidance for the impairment or disposal of long-lived assets, and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, and as more fully described below, on a quarterly basis, we evaluate the triggering event criteria outlined in the guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, we also test our wireless licenses for impairment in accordance with the authoritative guidance for goodwill and other intangible assets on an annual basis. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell.

Portions of the AWS spectrum that we and Denali License Sub were awarded in Auction #66 were subject to use by U.S. government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. In connection with our launch of new markets over the past two years, we and Denali worked with several incumbent government and commercial licensees to clear AWS spectrum. Our and Denali’s spectrum clearing costs have been capitalized to wireless licenses as incurred.

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

Impairment of Indefinite-Lived Intangible Assets

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. In addition, and as more fully described below, on a quarterly basis, we evaluate the triggering event criteria outlined in the authoritative guidance for goodwill and other intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted each year during the three months ended September 30.

Wireless Licenses

Our wireless licenses in our operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Our non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in our operating markets. As of December 31, 2009, the carrying values of our operating and non-operating wireless licenses were $1,890.9 million and $31.1 million, respectively. An impairment loss is recognized on our operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on our non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, we recorded impairment charges of $0.6 million and $0.2 million during the years ended December 31, 2009 and 2008, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. No impairment charges were recorded for our operating wireless licenses as the aggregate fair value of these licenses exceeded the aggregate carrying value.

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

As more fully described above, the most significant assumption used to determine the fair value of our wireless licenses is comparable sales transactions. Other assumptions used in determining fair value include developments or changes in legal, regulatory and technical matters as well as demographic and economic factors. Changes in comparable sales prices would generally result in a corresponding change in fair value. For example, a ten percent decline in comparable sales prices would generally result in a ten percent decline in fair value. However, a decline in comparable sales would likely require further adjustment to fair value to capture more recent macro-economic changes and changes in the demographic and economic characteristics unique to our wireless licenses, such as population size, composition, growth rate and density, household and disposable income, and the extent of the wireless-centric workforce in the markets covered by our wireless licenses. Spectrum auctions and comparable sales transactions in recent periods have resulted in modest increases to the aggregate fair value of our wireless licenses as increases in fair value in larger markets were slightly offset by decreases in fair value in markets with lower population densities. In addition, favorable developments in technical matters such as spectrum clearing and handset availability have positively impacted the fair value of a significant portion of our wireless licenses. Partially offsetting these increases in value were demographic and economic-related adjustments that were required to capture current economic developments. These demographic and economic factors resulted in a decline in fair value for certain of our wireless licenses.

As a result of the valuation analysis discussed above, the fair value of our wireless licenses determined in our 2009 annual impairment test increased by approximately 5% from our annual impairment test performed in September 2008 (as adjusted to reflect the effects of our acquisitions and dispositions of wireless licenses during the period). As of our 2009 annual impairment test, the fair value of our wireless licenses significantly exceeded their carrying value. The aggregate fair value of our individual wireless licenses was $2,425.1 million, which when compared to their respective aggregate carrying value of $1,919.3 million, yielded significant excess fair value.

As of our 2009 annual impairment test, the aggregate fair value and carrying value of our individual operating wireless licenses was $2,388.5 million and $1,889.3 million, respectively. If the fair value of our operating wireless licenses had declined by 10% in such impairment test, we would not have recognized any impairment loss. As of our 2009 annual impairment test, the aggregate fair value and carrying value of our individual non-operating wireless licenses was $36.6 million and $30.0 million, respectively. If the fair value of our non-operating wireless licenses had declined by 10% in such impairment test, we would have recognized an impairment loss of approximately $1.7 million.

As of December 31, 2009, we evaluated whether any triggering events or changes in circumstances occurred subsequent to our 2009 annual impairment test of our wireless licenses that indicated that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated that an impairment condition existed as of December 31, 2009.

Goodwill

We assess our goodwill for impairment annually at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the book value of our net assets to our fair value. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any.

In connection with the annual test in 2009, significant judgments were required in order to estimate our fair value. We based our determination of fair value primarily upon our average market capitalization for the month of August, plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. We considered the month of August to be an appropriate period over which to measure average market capitalization in 2009 because trading prices during that period reflected market reaction to our most recently announced financial and operating results, announced early in the month of August.

In conducting the annual impairment test during the third quarter of 2009, we applied a control premium of 30% to our average market capitalization. We believe that consideration of a control premium is customary in determining fair value, and is contemplated by the applicable accounting guidance. We believe that our consideration of a control premium was appropriate because we believe that our market capitalization does not fully capture the fair value of our business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in our company. We determined the amount of the control premium as part of our third quarter 2009 testing based upon our relevant transactional experience, a review of recent comparable telecommunications transactions and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving our company could be higher or lower than the control premium we applied. Based upon our annual impairment test conducted during the third quarter of 2009, we determined that no impairment existed.

The carrying value of our goodwill was $430.1 million as of December 31, 2009. As of December 31, 2009, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. This evaluation required significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2009.

Since management’s evaluation of the criteria more fully described above, the competition in markets in which we operate has continued to intensify. If this competition or other factors were to cause significant changes in our actual or projected financial or operating performance, this could constitute a triggering event which would require us to perform an interim goodwill impairment test prior to our next annual impairment test, possibly as soon as the first quarter of 2010. If the first step of the interim impairment test were to indicate that a potential impairment existed, we would be required to perform the second step of the goodwill impairment test, which would require us to determine the fair value of our net assets and could require us to recognize a material non-cash impairment charge that could reduce all or a portion of the carrying value of our goodwill of $430.1 million.

Share-Based Compensation

We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2009.

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

As share-based compensation expense under the guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2009, total unrecognized compensation cost related to unvested stock options was $45.0 million, which is expected to be recognized over a weighted-average period of 2.4 years. At December 31, 2009, total unrecognized compensation cost related to unvested restricted stock awards was $42.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Income Taxes

We calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss, or NOL, carryforwards, capital loss carryforwards and income tax credits.

We must then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. We have substantial federal and state NOLs for income tax purposes. Under the Internal Revenue Code, subject to certain requirements, we may “carry forward” our federal NOLs for up to a 20-year period to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. Included in our deferred tax assets as of December 31, 2009 were federal NOL carryforwards of approximately $1.5 billion (which begin to expire in 2022) and state NOL carryforwards of approximately $1.5 billion ($21.9 million of which will expire at the end of 2010). While these NOL carryforwards have a potential value of approximately $570 million in tax savings, there is no assurance we will be able to realize such tax savings.

If we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions, at a time when our market capitalization was below a certain level, our ability to utilize these NOLs to offset future taxable income could be significantly limited. In general terms, a change in ownership can occur whenever there is a shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period.

The determination of whether an ownership change has occurred is complex and requires significant judgment. If an ownership change for purposes of Section 382 were to occur, it could significantly limit the amount of NOL carryforwards that we could utilize on an annual basis, thus accelerating cash tax payments we would have to make and possibly causing these NOLs to expire before we could fully utilize them. As a result, any restriction on our ability to utilize these NOL carryforwards could have a material impact on our future cash flows.

None of our NOL carryforwards are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of a Section 382 limitation will be removed from deferred tax assets with a corresponding reduction to valuation allowance. Since we currently maintain a full valuation allowance against our federal and state NOL carryforwards, it is not expected that any possible limitation would have a current impact on our net income.

To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2009, we weighed the positive and negative factors with respect to this determination and, at this time, do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax, or TMT, credit. We will continue to closely monitor the positive and negative factors to assess whether we are required to continue to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

In accordance with the authoritative guidance for business combinations, which became effective for us on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

Our unrecognized income tax benefits and uncertain tax positions have not been material in any period. Interest and penalties related to uncertain tax positions are recognized by us as a component of income tax expense; however, such amounts have not been material in any period. All of our tax years from 1998 to 2009 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of our 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on our consolidated financial statements.

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

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations (in thousands, except percentages).

	Year Ended	% of 2009	Year Ended	% of 2008	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2009	Revenues	2008	Revenues	Dollars	Percent

Revenues:
Service revenues	$2,143,829		$1,709,101		$434,728	25.4%
Equipment revenues	239,333		249,761		(10,428)	(4.2)%

Total revenues	2,383,162		1,958,862		424,300	21.7%

Operating expenses:
Cost of service (exclusive of items shown separately below)	609,006	28.4%	488,298	28.6%	120,708	24.7%
Cost of equipment	561,262	26.2%	465,422	27.2%	95,840	20.6%
Selling and marketing	411,564	19.2%	294,917	17.3%	116,647	39.6%
General and administrative	358,452	16.7%	331,691	19.4%	26,761	8.1%
Depreciation and amortization	410,697	19.2%	331,448	19.4%	79,249	23.9%
Impairment of assets	639	0.0%	177	0.0%	462	261.0%

Total operating expenses	2,351,620	109.7%	1,911,953	111.9%	439,667	23.0%
Loss on sale or disposal of assets	(418)	0.0%	(209)	0.0%	(209)	(100.0)%

Operating income	$31,124	1.5%	$46,700	2.7%	$(15,576)	(33.4)%

	Year Ended	% of 2008	Year Ended	% of 2007	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2008	Revenues	2007	Revenues	Dollars	Percent

Revenues:
Service revenues	$1,709,101		$1,395,667		$313,434	22.5%
Equipment revenues	249,761		235,136		14,625	6.2%

Total revenues	1,958,862		1,630,803		328,059	20.1%

Operating expenses:
Cost of service (exclusive of items shown separately below)	488,298	28.6%	384,128	27.5%	104,170	27.1%
Cost of equipment	465,422	27.2%	405,997	29.1%	59,425	14.6%
Selling and marketing	294,917	17.3%	206,213	14.8%	88,704	43.0%
General and administrative	331,691	19.4%	271,536	19.5%	60,155	22.2%
Depreciation and amortization	331,448	19.4%	302,201	21.7%	29,247	9.7%
Impairment of assets	177	0.0%	1,368	0.1%	(1,191)	(87.1)%

Total operating expenses	1,911,953	111.9%	1,571,443	112.6%	340,510	21.7%
Gain (loss) on sale or disposal of assets	(209)	0.0%	902	0.1%	(1,111)	(123.2)%

Operating income	$46,700	2.7%	$60,262	4.3%	$(13,562)	(22.5)%

The following table summarizes customer activity:

	Year Ended December 31,
	2009	2008	2007

Gross customer additions	3,500,113	2,487,579	1,974,504
Net customer additions(1)	1,109,445	942,304	633,693
Weighted-average number of customers	4,440,822	3,272,347	2,589,312
Total customers, end of period	4,954,105	3,844,660	2,863,519

(1)	Net customer additions for the year ended December 31, 2008 exclude changes in customers that occurred during the nine months ended September 30, 2008 in the Hargray Wireless markets in South Carolina and Georgia that we acquired in April 2008. We completed the upgrade of the Hargray Wireless networks and introduced Cricket service in these markets in October 2008. Commencing with the fourth quarter of 2008, our net customer additions include customers in the former Hargray Wireless markets.

Service Revenues

Service revenues increased $434.7 million, or 25.4%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. This increase resulted primarily from a 35.7% increase in average total customers due primarily to new market launches during 2009 and customer acceptance of our Cricket Broadband service. This increase was partially offset by a 7.6% decline in average monthly revenues per customer. The decline in average monthly revenues per customer reflected increased customer acceptance of our lower-priced Cricket Wireless service plans and increased customer acceptance of our Cricket Broadband service, which is generally priced lower than our most popular Cricket Wireless service plans. Average monthly revenues per customer for the year ended December 31, 2009 were also impacted by increased customer deactivations and reactivations due to the impact of rising unemployment on discretionary spending and increased competitive activity.

Service revenues increased $313.4 million, or 22.5%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. This increase resulted primarily from a 26.4% increase in average total customers due to new market launches, existing market customer growth and customer acceptance of our Cricket Broadband service. This increase was partially offset by a 3.1% decline in average monthly revenues per customer. The decline in average monthly revenues per customer reflected customer acceptance of our lower-priced rate plans, decreased customer acceptance of optional add-on services and the successful expansion of our Cricket Broadband service, which was offered at a lower monthly rate than our premium Cricket Wireless service plans.

Equipment Revenues

Equipment revenues decreased $10.4 million, or 4.2%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. A 41% increase in handset and broadband data card sales volume was more than offset by a reduction in the average revenue per device sold. The reduction in the average revenue per device sold was primarily due to the increased promotions offered to our customers, the expansion of our low-cost handset offerings and the expansion of our Cricket PAYGo product offerings.

Equipment revenues increased $14.6 million, or 6.2%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. A 22% increase in handset sales volume was partially offset by a reduction in the average revenue per handset sold. The reduction in the average revenue per handset sold was primarily due to the expansion of our low-cost handset offerings.

Cost of Service

Cost of service increased $120.7 million, or 24.7%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. The most significant factor contributing to the increase in cost of service was the increase in our fixed costs due to the launch of our largest markets during 2009 and the resultant increase in the size of our network footprint and supporting infrastructure. The number of potential customers covered by our networks increased from approximately 67.2 million covered POPs as of December 31, 2008 to approximately 94.2 million covered POPs as of December 31, 2009. As a percentage of service revenues, cost of service decreased to 28.4% from 28.6% in the prior year period, primarily resulting from the increase in service revenues and the consequent benefits of scale.

Cost of service increased $104.2 million, or 27.1%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. The most significant factor contributing to the increase in cost of service was the size of our network footprint and supporting infrastructure. The number of potential customers covered by our networks increased from approximately 53.2 million covered POPs as of December 31, 2007 to approximately 67.2 million covered POPs as of December 31, 2008. As a percentage of service revenues, cost of service increased to 28.6% from 27.5% in the prior year period. Network operating costs increased by 2.3% as a percentage of service revenues primarily due to costs associated with new market launches and EvDO-related network costs which were incurred in large part to support the deployment of our Cricket Broadband service and other value-added data services. The increase in network operating costs during 2008 was partially offset by a 1.3% decrease in variable product costs as a percentage of service revenues due to an improved product cost structure and a decrease in customer acceptance of certain optional add-on services that yield lower margins. In addition, during the year ended December 31, 2007, we negotiated amendments to agreements that reduced our liability for the removal of equipment on certain cell sites at the end of the lease term, which resulted in a net gain of $6.1 million and lower network operating costs during that period.

Cost of Equipment

Cost of equipment increased $95.8 million, or 20.6%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. A 41% increase in handset and broadband data card sales volume was partially offset by a reduction in the average cost per device sold, primarily due to the expansion of our low-cost handset offerings and the expansion of our Cricket PAYGo product offerings.

Cost of equipment increased $59.4 million, or 14.6%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. A 22% increase in handset sales volume and an increase in handset replacement-related costs were partially offset by a reduction in the average cost per handset sold, primarily due to the expansion of our low-cost handset offerings.

Selling and Marketing Expenses

Selling and marketing expenses increased $116.6 million, or 39.6%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 19.2% from 17.3% in the prior year period. This percentage increase was largely attributable to a 1.1% increase in media and advertising costs as a percentage of service revenues and a 0.8% increase in store and staffing costs as a percentage of service revenues primarily reflecting costs associated with the launch of our largest markets during 2009 and the costs associated with the expansion of our Cricket Broadband and Cricket PAYGo service offerings.

Selling and marketing expenses increased $88.7 million, or 43.0%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 17.3% from 14.8% in the prior year period. This percentage increase was largely attributable to a 1.3% increase in media and advertising costs as a percentage of service revenues reflecting a greater number of new market launches during 2008 and the advertising costs associated with those launches. In addition, there was a 1.2% increase in store and staffing costs as a percentage of service revenues due to the launch of new markets and incremental distribution costs to support our footprint expansion in select existing markets.

General and Administrative Expenses

General and administrative expenses increased $26.8 million, or 8.1%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 16.7% from 19.4% in the prior year period primarily due to the increase in service revenues and consequent benefits of scale.

General and administrative expenses increased $60.2 million, or 22.2%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.4% from 19.5% in the prior year period due to the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $79.2 million, or 23.9%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property and equipment, net from approximately $1,842.7 million as of December 31, 2008 to approximately $2,121.1 million as of December 31, 2009, in connection with the build-out and launch of our new markets and the improvement and expansion of our networks in existing markets. As a percentage of service revenues, depreciation and amortization decreased to 19.2% from 19.4% in the prior year period.

Depreciation and amortization expense increased $29.2 million, or 9.7%, for the year ended December 31, 2008 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property, plant and equipment, net, from approximately $1,316.7 million as of December 31, 2007 to approximately $1,842.7 million as of December 31, 2008, in connection with the build-out and launch of our new markets and the improvement and expansion of our networks in existing markets. As a percentage of service revenues, depreciation and amortization decreased to 19.4% from 21.7% in the prior year period.

Impairment of Assets

As more fully described above, as a result of our annual impairment tests of our wireless licenses, we recorded impairment charges of $0.6 million and $0.2 million during the years ended December 31, 2009 and 2008, respectively, to reduce the carrying values of certain non-operating wireless licenses to their fair values.

Gain (Loss) on Sale or Disposal of Assets

As more fully described below and in Note 11 to our consolidated financial statements in “Part II — Item 8. Financial Statements and Supplementary Data” included in this report, we completed the exchange of certain wireless spectrum with MetroPCS Communications, Inc., or MetroPCS, in March 2009. We recognized a non-monetary net gain of approximately $4.4 million upon the closing of the transaction. This net gain was more than offset by approximately $4.7 million in losses we recognized upon the disposal of certain of our property and equipment during the year ended December 31, 2009.

During the year ended December 31, 2008, we incurred approximately $1.5 million in losses on the sale or disposal of property, plant and equipment, including the write-off of equipment with a net book value of $0.3 million as a result of damage from Hurricane Ike. These losses were partially offset by a $1.3 million gain recognized upon our exchange of certain disaggregated spectrum with Sprint Nextel. During the year ended December 31, 2007, we completed the sale of three non-operating wireless licenses for an aggregate purchase price of $9.5 million, resulting in a net gain of $1.3 million.

Non-Operating Items

The following tables summarize non-operating data for the Company’s consolidated operations (in thousands).

	Year Ended December 31,
	2009	2008	Change

Equity in net income (loss) of investee	3,946	(298)	4,244
Interest income	3,806	14,571	(10,765)
Interest expense	(210,389)	(158,259)	(52,130)
Other income (expense), net	469	(7,125)	7,594
Loss on extinguishment of debt	(26,310)	—	(26,310)
Income tax expense	(40,609)	(38,970)	(1,639)

	Year Ended December 31,
	2008	2007	Change

Equity in net loss of investee	(298)	(2,309)	2,011
Interest income	14,571	28,939	(14,368)
Interest expense	(158,259)	(121,231)	(37,028)
Other expense, net	(7,125)	(6,182)	(943)
Income tax expense	(38,970)	(35,924)	(3,046)

Equity in Net Income (Loss) of Investee

Equity in net income (loss) of investee reflects our share of net income (losses) in a regional wireless service provider in which we hold an investment.

Interest Income

Interest income decreased $10.8 million during the year ended December 31, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in short-term interest rates from the corresponding period of the prior year.

Interest income decreased $14.4 million during the year ended December 31, 2008 compared to the corresponding period of the prior year. This decrease was primarily attributable to a change in our investment policy (and a resulting change in the mix of our investment portfolio), and a decline in interest rates from the corresponding period of the prior year. During 2008, the majority of our portfolio consisted of lower-yielding Treasury bills whereas a large percentage of our portfolio previously consisted of higher-yielding corporate securities.

Interest Expense

Interest expense increased $52.1 million during the year ended December 31, 2009 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $300 million of unsecured senior notes and $250 million of convertible senior notes in June 2008 and our issuance of $1,100 million of senior notes in June 2009. We capitalized $20.8 million of interest during the year ended December 31, 2009 compared to $52.7 million of capitalized interest during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out. We expect future capitalized interest to be less significant given the completion of our launches of our largest markets during 2009. See “— Liquidity and Capital Resources” below.

Interest expense increased $37.0 million during the year ended December 31, 2008 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $300 million of senior notes and $250 million of convertible senior notes in June 2008 and the increases in the interest rate applicable to our $895.5 million term loan under the amendments to our Credit Agreement in November 2007 and June 2008. We capitalized $52.7 million of interest during the year ended December 31, 2008 compared to $45.6 million during the corresponding period of the prior year.

Other Income (Expense), Net

During the year ended December 31, 2009, we recognized $0.7 million of gains on the sale of certain of our investments in asset-backed commercial paper.

During the year ended December 31, 2008, we recognized $7.6 million of net other-than-temporary impairment charges on our investments in asset-backed commercial paper.

Loss on Extinguishment of Debt

In connection with our issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, as more fully described below, we repaid all principal amounts outstanding under our Credit Agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, paid a prepayment premium of $17.5 million and paid $8.5 million in connection with the unwinding of associated interest rate swap agreements. In connection with such repayment, we terminated the Credit Agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the Credit Agreement, we recognized a $26.3 million loss on extinguishment of debt during the year ended December 31, 2009, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with our interest rate swaps.

Income Tax Expense

During the year ended December 31, 2009, we recorded income tax expense of $40.6 million compared to income tax expense of $39.0 million for the year ended December 31, 2008. The increase in income tax expense during the year ended December 31, 2009 was attributable to several factors, including a decrease in income tax expense associated with our investment in LCW Wireless and a decrease in our effective state income tax rate as a result of the enactment of the California Budget Act of 2008, which was signed into law on February 20, 2009, which was more than offset by an increase to our tax expense resulting from the termination of our interest rate swaps. The new California law permits taxpayers to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. This decrease in our effective state income tax rate resulted in a decrease in our net deferred tax liability and a corresponding decrease in our income tax expense.

We recorded a $1.8 million income tax benefit, $1.0 million income tax expense and a $4.7 million income tax benefit during the years ended December 31, 2009, 2008 and 2007, respectively, related to changes in our effective state income tax rate. For the year ended December 31, 2009, our effective state income tax rate decreased which was primarily attributable to state tax law changes. This decrease resulted in a decrease to our net deferred tax liability as of December 31, 2009 and a corresponding decrease in our income tax expense. An increase in our effective state income tax rate during the year ended December 31, 2008 resulted in an increase to our net deferred tax liability and a corresponding increase in our income tax expense. The increase in our effective state income tax rate at December 31, 2008 was primarily attributable to subsidiary entity restructuring. A decrease in our effective state income tax rate at December 31, 2007 caused a decrease in our net deferred tax liability and a corresponding decrease in our income tax expense. These decreases were primarily attributable to expansion of our operating footprint into lower taxing states and state tax planning. We recorded an additional $2.5 million income tax benefit during the year ended December 31, 2007 due to a TMT credit, which was recorded as a deferred tax asset. We estimate that our future TMT liability will be based on our gross revenues in Texas, rather than our apportioned taxable income. Therefore, we believe that it is more likely than not that our TMT credit will be recovered and, accordingly, we have not established a valuation allowance against this asset.

During the years ended December 31, 2009 and 2008, we recorded $2.4 million in income tax expense and a $1.7 million income tax benefit, respectively, to the consolidated statement of operations with a corresponding amount recorded to other comprehensive income in the consolidated balance sheet resulting from interest rate hedges and marketable securities activity within other comprehensive income.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from NOL carryforwards, capital loss carryforwards and income tax credits. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. Included in our deferred tax assets as of December 31, 2009 were federal NOL carryforwards of approximately $1.5 billion (which will begin to expire in 2022) and state NOL carryforwards of approximately $1.5 billion ($21.9 million of which will expire at the end of 2010), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment, we have weighed the positive and negative factors with respect to this determination and, at this time, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of a $2.0 million TMT credit. We will continue to closely monitor the positive and negative factors to assess whether we are required to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

Since we have recorded a valuation allowance against the majority of our deferred tax assets, we carry a net deferred tax liability on our balance sheet. During the year ended December 31, 2009, we recorded a $117.8 million increase to our valuation allowance, which primarily consisted of $104.2 million and $8.5 million related to the impact of 2009 federal and state taxable losses, respectively. During the year ended December 31, 2008, we recorded a $129.7 million increase to our valuation allowance, which primarily consisted of $66.7 million and $6.8 million related to the impact of 2008 federal and state taxable losses, respectively, and $43.9 million attributable to a claim filed with the Internal Revenue Service, or IRS, in 2008 for additional tax deductions that were sustained during IRS examination.

In accordance with the authoritative guidance for business combinations, which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

Our unrecognized income tax benefits and uncertain tax positions have not been material in any period. Interest and penalties related to uncertain tax positions are recognized by us as a component of income tax expense; however, such amounts have not been material in any period. All of our tax years from 1998 to 2009 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of our 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

Quarterly Financial Data (Unaudited)

The following tables present summarized data for each interim period for the years ended December 31, 2009 and 2008. The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$586,987	$597,408	$599,468	$599,299
Operating income (loss)	(1,005)	26,265	1,374	4,490
Net loss	(47,360)	(61,183)	(65,407)	(64,013)
Net loss attributable to common stockholders	(50,296)	(62,751)	(64,573)	(61,872)
Basic loss per share attributable to common stockholders	(0.74)	(0.89)	(0.85)	(0.82)
Diluted loss per share attributable to common stockholders	(0.74)	(0.89)	(0.85)	(0.82)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$468,384	$474,858	$496,697	$518,923
Operating income	26,056	14,450	2,391	3,803
Net loss	(16,896)	(24,646)	(47,270)	(54,569)
Net loss attributable to common stockholders	(18,819)	(26,556)	(49,262)	(55,564)
Basic loss per share attributable to common stockholders	(0.28)	(0.39)	(0.72)	(0.82)
Diluted loss per share attributable to common stockholders	(0.28)	(0.39)	(0.72)	(0.82)

Quarterly Results of Operations Data (Unaudited)

The following table presents our unaudited condensed consolidated quarterly statement of operations data for 2009, which has been derived from our unaudited condensed consolidated financial statements (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues:
Service revenues	$514,005	$541,585	$541,268	$546,971
Equipment revenues	72,982	55,823	58,200	52,328

Total revenues	586,987	597,408	599,468	599,299

Operating expenses:
Cost of service (exclusive of items shown separately below)	144,344	154,567	156,707	153,388
Cost of equipment	157,796	127,775	133,502	142,189
Selling and marketing	103,523	96,688	111,702	99,651
General and administrative	96,177	90,938	87,077	84,260
Depreciation and amortization	89,733	99,621	107,876	113,467
Impairment of assets	—	—	639	—

Total operating expenses	591,573	569,589	597,503	592,955
Gain (loss) on sale or disposal of assets	3,581	(1,554)	(591)	(1,854)

Operating income (loss)	(1,005)	26,265	1,374	4,490
Equity in net income of investee	1,479	515	996	956
Interest income	945	642	727	1,492
Interest expense	(41,851)	(49,060)	(59,129)	(60,349)
Other income (expense), net	(63)	(46)	(17)	595
Loss on extinguishment of debt	—	(26,310)	—	—

Loss before income taxes	(40,495)	(47,994)	(56,049)	(52,816)
Income tax expense	(6,865)	(13,189)	(9,358)	(11,197)

Net loss	(47,360)	(61,183)	(65,407)	(64,013)
Accretion of redeemable noncontrolling interests, net of tax	(2,936)	(1,568)	834	2,141

Net loss attributable to common stockholders	$(50,296)	$(62,751)	$(64,573)	$(61,872)

Performance Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month, or ARPU, which measures service revenue per customer; cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer; cash costs per user per month, or CCU, which measures the non-selling cash cost of operating our business on a per customer basis; churn, which measures turnover in our customer base; and adjusted OIBDA, which measures operating performance. CPGA, CCU and adjusted OIBDA are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, which are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows; or

(b) includes amounts, or is subject to adjustments that have the effect of including amounts, which are excluded from the most directly comparable measure so calculated and presented. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of CPGA, CCU and adjusted OIBDA to the most directly comparable GAAP financial measures.

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

Adjusted OIBDA is a non-GAAP financial measure defined as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of: gain/loss on sale/disposal of assets; impairment of assets; and share-based compensation expense (benefit). Generally, for purposes of calculating this measure, corporate-level and regional-level overhead expenses are allocated to our markets based on gross customer additions and weighted average customers by market. Adjusted OIBDA should not be construed as an alternative to operating income or net income as determined in accordance with GAAP, or as an alternative to cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity.

In a capital-intensive industry such as wireless telecommunications, management believes that adjusted OIBDA, as well as the associated percentage margin calculations, are meaningful measures of our operating performance. We use adjusted OIBDA as a supplemental performance measure because management believes it facilitates comparisons of our operating performance from period to period and comparisons of our operating performance to that of other companies by backing out potential differences caused by the age and book depreciation of fixed assets (affecting relative depreciation expenses) as well as the items described above for which additional adjustments were made. While depreciation and amortization are considered operating costs under generally accepted accounting principles, these expenses primarily represent the non-cash current period allocation of costs associated with long-lived assets acquired or constructed in prior periods. Because adjusted OIBDA facilitates internal comparisons of our historical operating performance, management also uses this metric for business planning purposes and to measure our performance relative to that of our competitors. In addition, we believe that adjusted OIBDA and similar measures are widely used by investors, financial analysts and credit rating agencies as measures of our financial performance over time and to compare our financial performance with that of other companies in our industry.

Adjusted OIBDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	it does not reflect capital expenditures;

•	although it does not include depreciation and amortization, the assets being depreciated and amortized will often have to be replaced in the future and adjusted OIBDA does not reflect cash requirements for such replacements;

•	it does not reflect costs associated with share-based awards exchanged for employee services;

•	it does not reflect the interest expense necessary to service interest or principal payments on current or future indebtedness;

•	it does not reflect expenses incurred for the payment of income taxes and other taxes; and

•	other companies, including companies in our industry, may calculate this measure differently than we do, limiting its usefulness as comparative measures.

Management understands these limitations and considers adjusted OIBDA as a financial performance measure that supplements but do not replace the information provided to management by our GAAP results.

The following table shows metric information for 2009:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009

ARPU	$42.21	$40.73	$39.60	$38.66	$40.23
CPGA	$195	$201	$208	$181	$196
CCU	$20.03	$18.42	$17.73	$17.10	$18.26
Churn	3.3%	4.4%	5.4%	4.7%	4.5%
Adjusted OIBDA	$96,802	$137,847	$121,487	$129,455	$485,591

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009

Selling and marketing expense	$103,523	$96,688	$111,702	$99,651	$411,564
Less share-based compensation expense included in selling and marketing expense	(1,583)	(1,466)	(1,866)	(1,349)	(6,264)
Plus cost of equipment	157,796	127,775	133,502	142,189	561,262
Less equipment revenue	(72,982)	(55,823)	(58,200)	(52,328)	(239,333)
Less net loss on equipment transactions unrelated to initial customer acquisition	(13,448)	(8,392)	(7,708)	(12,521)	(42,069)

Total costs used in the calculation of CPGA	$173,306	$158,782	$177,430	$175,642	$685,160
Gross customer additions	889,911	790,933	851,230	968,039	3,500,113

CPGA	$195	$201	$208	$181	$196

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009

Cost of service	$144,344	$154,567	$156,707	$153,388	$609,006
Plus general and administrative expense	96,177	90,938	87,077	84,260	358,452
Less share-based compensation expense included in cost of service and general and administrative expense	(10,072)	(8,941)	(9,141)	(8,295)	(36,449)
Plus net loss on equipment transactions unrelated to initial customer acquisition	13,448	8,392	7,708	12,521	42,069

Total costs used in the calculation of CCU	$243,897	$244,956	$242,351	$241,874	$973,078
Weighted-average number of customers	4,058,819	4,432,381	4,555,605	4,716,185	4,440,822

CCU	$20.03	$18.42	$17.73	$17.10	$18.26

Adjusted OIBDA — The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (in thousands):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009

Operating income (loss)	$(1,005)	$26,265	$1,374	$4,490	$31,124
Plus depreciation and amortization	89,733	99,621	107,876	113,467	410,697

OIBDA	$88,728	$125,886	$109,250	$117,957	$441,821
Less (gain) loss on sale or disposal of assets	(3,581)	1,554	591	1,854	418
Plus impairment of indefinite-lived intangible assets	—	—	639	—	639
Plus share-based compensation expense	11,655	10,407	11,007	9,644	42,713

Adjusted OIBDA	$96,802	$137,847	$121,487	$129,455	$485,591

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $564.2 million in unrestricted cash, cash equivalents and short-term investments as of December 31, 2009. We generated $284.3 million of net cash from operating activities during the year ended December 31, 2009, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. In addition, we generated $408.8 million of net cash from financing activities during the year ended December 31, 2009, which included proceeds from our issuance of senior secured notes and sale of Leap common stock in June 2009. From time to time, we may generate additional liquidity through future capital markets transactions.

We believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts. These current business expansion efforts, which are described below, include activities to broaden our product portfolio and to enhance our network coverage and capacity.

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

Our current business expansion efforts include activities to broaden our product portfolio and to enhance our network coverage and capacity. We have introduced two new product offerings, Cricket Broadband and Cricket PAYGo, in all of our and our consolidated joint ventures’ markets to complement our Cricket Wireless service. In addition, we recently began distributing Cricket Broadband and daily and monthly pay-as-you-go versions of our Cricket PAYGo product through national mass-market retailers. We also continue to enhance our network coverage and capacity in many of our existing markets.

Our business operations and expansion efforts have historically required significant expenditures. Our operating expenses for the years ended December 31, 2009 and 2008 were $2,351.6 million and $1,912.0 million, respectively. In addition, we and our consolidated joint ventures made approximately $699.5 million and $795.7 million in capital expenditures, including related capitalized interest costs, during the years ended December 31, 2009 and 2008, respectively, primarily to support the build-out and launch of new markets, the expansion and improvement of our existing wireless networks and other planned capital projects. Capital expenditures for fiscal year 2010, however, are expected to be significantly less than our capital expenditures in fiscal years 2008 and 2009 and are primarily expected to reflect expenditures required to support the ongoing growth and development of markets in commercial operation. As described above, we believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts.

In addition to our current business expansion efforts, we may pursue other activities to build our business. Future business expansion efforts could include the launch of new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of Cricket services in additional markets, entering into partnerships with others, the acquisition of other wireless communications companies or complementary businesses or the deployment of next-generation network technology over the longer term. We do not intend to pursue any of these other business expansion activities at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business expansion efforts and any such other activities.

As of December 31, 2009, we had $2,750 million in senior indebtedness outstanding, which comprised $1,100 million of 9.375% unsecured senior notes due 2014, $250 million of 4.5% convertible senior notes due 2014, $300 million of 10.0% unsecured senior notes due 2015 and $1,100 million of 7.75% senior secured notes due 2016, as more fully described below. The indentures governing Cricket’s secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness beyond specified thresholds.

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

Cash Flows

The following table shows cash flow information for the three years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Net cash provided by operating activities	$284,317	$350,646	$316,181
Net cash used in investing activities	(875,792)	(909,978)	(622,728)
Net cash provided by financing activities	408,766	483,703	367,072

Operating Activities

Net cash provided by operating activities decreased $66.3 million, or 18.9%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to decreased operating income, reflecting increased expenses associated with the launch of our largest markets during 2009 and changes in working capital.

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

Investing Activities

Net cash used in investing activities was $875.8 million during the year ended December 31, 2009, which included the effects of the following transactions:

•	During the year ended December 31, 2009, we and our consolidated joint ventures purchased $699.5 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	In June 2009, we completed our purchase of certain wireless spectrum in St. Louis for approximately $27.2 million.

•	During the year ended December 31, 2009, we made investment purchases of $883.2 million, offset by sales or maturities of investments of $733.3 million.

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

Financing Activities

Net cash provided by financing activities was $408.8 million during the year ended December 31, 2009, which included the effects of the following transactions:

•	During the year ended December 31, 2009, we issued $1,100 million of senior secured notes, and we used a portion of the $1,057.5 million net cash proceeds from the issuance to repay all principal amounts outstanding under our Credit Agreement, which amounted to $875.3 million. In addition, we incurred $16.2 million in debt issuance costs in connection with the issuance of the senior secured notes. Additionally, we made payments of $2.3 million under our former Credit Agreement during the first quarter of 2009 and LCW Operations made payments of $20.3 million under its senior secured credit agreement during the year ended December 31, 2009, which included a $17.0 million payment in connection with the amendment to LCW Operations’ senior secured credit agreement, as more fully described below.

•	During the year ended December 31, 2009, we sold an aggregate of 7,000,000 shares of Leap common stock in an underwritten public offering, resulting in aggregate net proceeds of $263.7 million. In addition, during the year ended December 31, 2009, we issued common stock upon the exercise of stock options held by our employees, resulting in aggregate net proceeds of $3.4 million.

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

Senior Secured Credit Facilities

Cricket Communications

In connection with our issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, as more fully described below, we repaid all principal amounts outstanding under our Credit Agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, paid a prepayment premium of $17.5 million and paid $8.5 million in connection with the unwinding of associated interest rate swap agreements. In connection with such repayment, we terminated the Credit Agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the Credit Agreement, we recognized a $26.3 million loss on extinguishment of debt, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with our interest rate swaps.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans in an aggregate outstanding principal amount of approximately $18.1 million as of December 31, 2009. The loans bear interest at LIBOR plus the applicable margin (ranging from 2.70% to 6.33%). At December 31, 2009, the effective interest rate on the term loans was 5.0%.

In December 2009, LCW Operations amended the senior secured credit agreement to adjust the minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, financial covenant. In connection with the amendment, LCW Operations was required to make a $17 million principal payment and the maturity date was brought forward three months to March 2011. Outstanding borrowings under the senior secured credit agreement are due in quarterly installments of approximately $2 million with an aggregate final payment of approximately $10 million due in March 2011. LCW Wireless’ working capital needs and debt service requirements are expected to be met through cash generated from its operations.

The obligations under the senior secured credit agreement are guaranteed by LCW Wireless and LCW License (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the senior secured credit agreement are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt or sell assets. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of December 31, 2009.

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium we received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At December 31, 2009, the effective interest rate on the $350 million of senior notes was 9.0%, which includes the effect of the premium amortization.

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

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2009, the effective interest rate on the notes was 8.0%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in November 2009. The notes are guaranteed on a senior secured basis by Leap and each of its direct and indirect existing domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) and any future wholly owned domestic restricted subsidiary that guarantees any indebtedness of Cricket or a guarantor of the notes. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ senior secured obligations and are equal in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated indebtedness.

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

In connection with the private placement of the notes, we entered into a registration rights agreement with the purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We agreed to use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement was not filed or declared effective or the exchange offer was not consummated within these deadlines, the agreement provided that additional interest would accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. We filed a Registration Statement on Form S-4 with the SEC on October 15, 2009 pursuant to this registration rights agreement, the registration statement was declared effective on November 9, 2009 and the exchange offer was consummated on December 11, 2009. Accordingly, we have no obligation to pay additional interest on the notes.

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

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the guidance for fair value measurements. Assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 and assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models and indicative bids from potential purchasers for which the determination of fair value requires judgment and estimation. As of December 31, 2009, $2.7 million of our financial assets required fair value to be measured using Level 3 inputs.

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

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

During the year ended December 31, 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. In addition, we have identified new markets covering approximately 16 million additional POPs that we could elect to build out and launch with Cricket service in the future using our wireless licenses, although we have not established a timeline for any such build-out or launch. We also continue to enhance our network coverage and capacity in many of our existing markets.

During the years ended December 31, 2009 and 2008, we and our consolidated joint ventures made approximately $699.5 million and $795.7 million, respectively, in capital expenditures. These capital expenditures were primarily for the build-out of new markets, including related capitalized interest, expansion and improvement of our existing wireless networks, and other planned capital projects.

Total capital expenditures for fiscal year 2010 are expected to be significantly less than our capital expenditures in fiscal years 2008 and 2009. Capital expenditures for fiscal year 2010 are primarily expected to reflect expenditures required to support the ongoing growth and development of markets in commercial operation.

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

On January 8, 2010, we contributed certain non-operating wireless licenses in West Texas with a carrying value of approximately $2.4 million to a joint venture in exchange for an 8.8% ownership interest in the joint venture.

On February 22, 2010, we entered into an asset purchase and contribution agreement with various entities doing business as Pocket Communications, or Pocket, pursuant to which we and Pocket agreed to contribute substantially all of our wireless spectrum and operating assets in South Texas to a joint venture controlled by us. We will own approximately 76% of the joint venture and Pocket will own approximately 24%. Immediately prior to the closing we will purchase specified assets from Pocket for approximately $38 million in cash, which assets will also be contributed to the joint venture. Following the closing, Pocket will have the right to put, and we will have the right to call, all of Pocket’s membership interests in the joint venture (which rights will generally be exercisable by either party after 3 1/2 years). In addition, in the event of a change of control of Leap, Pocket will be obligated to sell to us all of its membership interests in the joint venture. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for some of our contractual obligations as of December 31, 2009 for the next five years and thereafter (in thousands). Future events, including potential refinancing of our long-term debt, could cause actual payments to differ significantly from these amounts.

	2010	2011-2012	2013-2014	Thereafter	Total

Long-term debt(1)	$8,000	$10,096	$1,350,000	$1,400,000	$2,768,096
Capital leases(2)	2,466	4,932	4,932	1,526	13,856
Operating leases	235,517	462,603	462,602	688,311	1,849,033
Purchase obligations(3)	339,283	289,057	36,351	—	664,691
Contractual interest(4)	230,400	459,394	436,906	137,021	1,263,721

Total	$815,666	$1,226,082	$2,290,791	$2,226,858	$6,559,397

(1)	Amounts shown for Cricket’s long-term debt include principal only and exclude the effects of premium amortization on our $350 million of 9.375% unsecured senior notes due 2014 and discount accretion on our $1,100 million of 7.75% senior secured notes due 2016. Interest on the debt, calculated at the current interest rate, is stated separately.

(2)	Amounts shown for Cricket’s capital leases include principal and interest.

(3)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms including (a) fixed or minimum quantities to be purchased, (b) fixed, minimum or variable price provisions, and (c) the approximate timing of the transaction.

(4)	Contractual interest is based on the current interest rates in effect at December 31, 2009 for debt outstanding as of that date.

The table above also does not include the following contractual obligations relating to LCW Wireless: (1) Cricket’s obligation to pay up to $3.8 million to WLPCS if WLPCS exercises its right to sell its membership interest in LCW Wireless to Cricket, and (2) Cricket’s obligation to pay to CSM an amount equal to CSM’s pro rata share of the fair value of the outstanding membership interests in LCW Wireless, subject to adjustments, pursuant to CSM’s exercise of its right to sell its membership interest in LCW Wireless to Cricket, which amount is estimated to be approximately $21 million.

The table above does not include the following contractual obligations relating to Denali: (1) Cricket’s obligation to loan to Denali License funds under a build-out sub-facility as part of the Denali senior secured credit agreement, which build-out sub-facility had been increased to $334.5 million as of December 31, 2009, approximately $30.0 million of which was unused at such date and with respect to which Leap’s board of directors has authorized management to increase to $394.5 million, and (2) Cricket’s payment of an amount equal to DSM’s equity contributions in cash to Denali plus a specified return to DSM, if DSM offers to sell its membership interest in Denali to Cricket on or following April 2012 and if Cricket accepts such offer. We do not anticipate making any future increases to the size of the build-out loan sub-facility beyond the amount authorized by Leap’s board of directors.

The table above also does not include Cricket’s contingent obligation to fund an additional $1.0 million of the operations of a regional wireless service provider of which it owns approximately 20% of the outstanding membership units.

The table above also does not include Cricket’s line of credit obligation to loan to LCW Wireless a maximum of $5 million during the 30-day period immediately preceding LCW Operations’ senior secured credit agreement maturity date of March 2011.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2009, the FASB revised the authoritative guidance for the consolidation of variable interest entities, which will be effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The revised authoritative guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The revised guidance is not expected to have a material impact on our consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables, which will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. The revised guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The revised guidance retains the criteria of the superseded guidance for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but eliminates the requirement that all undelivered elements must have vendor-specific objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement revenue that is attributable to items that already have been delivered. In addition, the revised guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though the selling price of such deliverables may not be sold separately. As a result, the revised guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the previous requirements. The revised guidance is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2009, approximately 0.7% of our indebtedness accrued interest at a variable rate, which comprised $18.1 million in outstanding term loans under LCW Operations’ senior secured credit facility, compared to approximately 21.6% of our indebtedness for borrowed money as of December 31, 2008. The reduction during the year ended December 31, 2009 in the percentage of indebtedness accruing interest at a variable rate resulted from the repayment of all principal amounts outstanding under our former Credit Agreement and the unwinding of our associated interest rate swap agreements in connection with the issuance of $1,100 million of senior secured notes on June 5, 2009, and the $17 million principal payment made on LCW Operations’ senior secured credit agreement in connection with the amendment thereto. Our senior secured, senior and convertible senior notes all bear interest at a fixed rate. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations.

Hedging Policy

Our policy is to maintain interest rate hedges to the extent that we believe them to be fiscally prudent. We do not engage in any hedging activities for speculative purposes, and we no longer held interest rate swaps as of December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in a subsidiary in 2009.

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

/s/ PricewaterhouseCoopers LLP
San Diego, California
February 26, 2010

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$174,999	$357,708
Short-term investments	389,154	238,143
Restricted cash, cash equivalents and short-term investments	3,866	4,780
Inventories	107,912	99,086
Deferred charges	38,872	27,207
Other current assets	73,204	51,948

Total current assets	788,007	778,872
Property and equipment, net	2,121,094	1,842,718
Wireless licenses	1,921,973	1,841,798
Assets held for sale	2,381	45,569
Goodwill	430,101	430,101
Intangible assets, net	24,535	29,854
Other assets	83,630	83,945

Total assets	$5,371,721	$5,052,857

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$310,386	$325,294
Current maturities of long-term debt	8,000	13,000
Other current liabilities	196,647	162,002

Total current liabilities	515,033	500,296
Long-term debt	2,735,318	2,566,025
Deferred tax liabilities	259,512	217,631
Other long-term liabilities	99,696	84,350

Total liabilities	3,609,559	3,368,302

Redeemable noncontrolling interests	71,632	71,879

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares, $.0001 par value; 77,524,040 and 69,515,526 shares issued and outstanding at December 31, 2009 and 2008, respectively	8	7
Additional paid-in capital	2,148,194	1,839,313
Accumulated deficit	(458,685)	(220,722)
Accumulated other comprehensive income (loss)	1,013	(5,922)

Total stockholders’ equity	1,690,530	1,612,676

Total liabilities and stockholders’ equity	$5,371,721	$5,052,857

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Service revenues	$2,143,829	$1,709,101	$1,395,667
Equipment revenues	239,333	249,761	235,136

Total revenues	2,383,162	1,958,862	1,630,803

Operating expenses:
Cost of service (exclusive of items shown separately below)	609,006	488,298	384,128
Cost of equipment	561,262	465,422	405,997
Selling and marketing	411,564	294,917	206,213
General and administrative	358,452	331,691	271,536
Depreciation and amortization	410,697	331,448	302,201
Impairment of assets	639	177	1,368

Total operating expenses	2,351,620	1,911,953	1,571,443
Gain (loss) on sale or disposal of assets	(418)	(209)	902

Operating income	31,124	46,700	60,262
Equity in net income (loss) of investee	3,946	(298)	(2,309)
Interest income	3,806	14,571	28,939
Interest expense	(210,389)	(158,259)	(121,231)
Other income (expense), net	469	(7,125)	(6,182)
Loss on extinguishment of debt	(26,310)	—	—

Loss before income taxes	(197,354)	(104,411)	(40,521)
Income tax expense	(40,609)	(38,970)	(35,924)

Net loss	(237,963)	(143,381)	(76,445)
Accretion of redeemable noncontrolling interests, net of tax	(1,529)	(6,820)	(3,854)

Net loss attributable to common stockholders	$(239,492)	$(150,201)	$(80,299)

Loss per share attributable to common stockholders:
Basic	$(3.30)	$(2.21)	$(1.20)

Diluted	$(3.30)	$(2.21)	$(1.20)

Shares used in per share calculations:
Basic	72,515	68,021	67,100

Diluted	72,515	68,021	67,100

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net loss	$(237,963)	$(143,381)	$(76,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	42,713	35,215	29,339
Depreciation and amortization	410,697	331,448	302,201
Accretion of asset retirement obligations	1,888	1,153	1,666
Non-cash interest items, net	8,357	13,057	(4,425)
Non-cash loss on extinguishment of debt	8,805	—	669
Deferred income tax expense	38,164	36,310	34,642
Impairment of assets	639	177	1,368
Impairment of short-term investments	—	7,538	5,440
(Gain) loss on sale or disposal of assets	418	209	(902)
Gain on extinguishment of asset retirement obligations	—	—	(6,089)
Equity in net (income) loss of investee	(3,946)	298	2,309
Changes in assets and liabilities:
Inventories and deferred charges	(20,491)	(60,899)	24,977
Other assets	(17,287)	(20,759)	31,164
Accounts payable and accrued liabilities	5,674	75,344	(53,310)
Other liabilities	46,649	74,936	23,577

Net cash provided by operating activities	284,317	350,646	316,181

Investing activities:
Acquisition of a business, net of cash acquired	—	(31,217)	—
Purchases of property and equipment	(699,525)	(795,678)	(504,770)
Change in prepayments for purchases of property and equipment	5,691	(5,876)	12,831
Purchases of and deposits for wireless licenses and spectrum clearing costs	(35,356)	(78,451)	(5,292)
Return of deposit for wireless licenses	—	70,000	—
Proceeds from sale of wireless licenses and operating assets	2,965	—	9,500
Purchases of investments	(883,173)	(598,015)	(642,513)
Sales and maturities of investments	733,268	532,468	530,956
Purchase of noncontrolling interest	—	—	(4,706)
Purchase of membership units of equity method investment	—	(1,033)	(18,955)
Change in restricted cash	338	(2,176)	221

Net cash used in investing activities	(875,792)	(909,978)	(622,728)

Financing activities:
Proceeds from issuance of long-term debt	1,057,474	535,750	370,480
Repayment of long-term debt	(897,904)	(10,500)	(9,000)
Payment of debt issuance costs	(16,200)	(7,658)	(7,765)
Noncontrolling interest contributions	—	—	8,880
Proceeds from issuance of common stock, net	267,105	7,885	9,690
Other	(1,709)	(41,774)	(5,213)

Net cash provided by financing activities	408,766	483,703	367,072

Net increase (decrease) in cash and cash equivalents	(182,709)	(75,629)	60,525
Cash and cash equivalents at beginning of period	357,708	433,337	372,812

Cash and cash equivalents at end of period	$174,999	$357,708	$433,337

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive
	Common Stock		Paid-In	(Accumulated	Income
	Shares	Amount	Capital	Deficit)	(Loss)	Total

Balance at December 31, 2006	67,892,512	7	1,768,451	(896)	1,786	1,769,348
Components of comprehensive loss:
Net loss	—	—	—	(76,445)	—	(76,445)
Net unrealized holding losses on investments	—	—	—	—	(70)	(70)
Unrealized losses on derivative instruments	—	—	—	—	(10,391)	(10,391)

Comprehensive loss						(86,906)

Share-based compensation expense	—	—	29,227	—	—	29,227
Accretion of redeemable noncontrolling interests, net of tax	—	—	(3,854)	—	—	(3,854)
Issuance of common stock under share-based compensation plans, net of repurchases	781,923	—	9,690	—	—	9,690

Balance at December 31, 2007	68,674,435	7	1,803,514	(77,341)	(8,675)	1,717,505
Components of comprehensive loss:
Net loss	—	—	—	(143,381)	—	(143,381)
Net unrealized holding gains on investments, net of tax	—	—	—	—	273	273
Unrealized losses on derivative instruments	—	—	—	—	(1,471)	(1,471)
Swaplet amortization on derivative instruments, net of tax	—	—	—	—	3,951	3,951

Comprehensive loss						(140,628)

Share-based compensation expense	—	—	34,734	—	—	34,734
Accretion of redeemable noncontrolling interests, net of tax	—	—	(6,820)	—	—	(6,820)
Issuance of common stock under share-based compensation plans, net of repurchases	841,091	—	7,885	—	—	7,885

Balance at December 31, 2008	69,515,526	7	1,839,313	(220,722)	(5,922)	1,612,676
Components of comprehensive loss:
Net loss	—	—	—	(237,963)	—	(237,963)
Net unrealized holding gains on investments, net of tax	—	—	—	—	816	816
Swaplet amortization and reclassification of losses included in earnings on derivative instruments, including tax effect	—	—	—	—	6,119	6,119

Comprehensive loss						(231,028)

Share-based compensation expense	—	—	43,306	—	—	43,306
Accretion of redeemable noncontrolling interests, net of tax	—	—	(1,529)	—	—	(1,529)
Issuance of common stock	7,000,000	1	263,718	—	—	263,719
Issuance of common stock under share-based compensation plans, net of repurchases	1,008,514	—	3,386	—	—	3,386

Balance at December 31, 2009	77,524,040	$8	$2,148,194	$(458,685)	$1,013	$1,690,530

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company

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

On January 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) authoritative guidance for noncontrolling interests, which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of the authoritative guidance for distinguishing liabilities from equity. The guidance for noncontrolling interests also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Although the accounting treatment for certain of these interests has been modified, the Company continues to classify these noncontrolling interests in the mezzanine section of the consolidated balance sheets in accordance with the authoritative guidance for distinguishing liabilities from equity. The cumulative impact to the Company’s financial statements as a result of the adoption of the guidance for noncontrolling interests resulted in a $9.2 million reduction to stockholders’ equity, a $5.8 million reduction to deferred tax liabilities and a $15.0 million increase to redeemable noncontrolling interests (formerly referred to as minority interests) as of December 31, 2008. The Company has retrospectively applied the guidance for noncontrolling interests to all prior periods. See Note 12 for a further discussion regarding the Company’s adoption of the guidance for noncontrolling interests.

Handsets shipped to third-party dealers have been reclassified from inventory to deferred charges in the consolidated balance sheet for the year ended December 31, 2008 to conform to the presentation of such amounts for the year ended December 31, 2009.

Principles of Consolidation

The consolidated financial statements include the operating results and financial position of Leap and its wholly owned subsidiaries as well as the operating results and financial position of LCW Wireless and Denali and

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their wholly owned subsidiaries. The Company consolidates its non-controlling interests in LCW Wireless and Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and the Company will absorb a majority of their expected losses. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Subsequent Events

Effective June 15, 2009, the Company adopted the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the guidance did not impact the Company’s financial position or results of operations. The Company entered into an asset purchase and contribution agreement with various entities doing business as Pocket Communications (collectively, “Pocket”), as more fully described in Note 11.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. During 2008, the Company introduced two new product offerings to complement its Cricket Wireless service. Cricket Broadband, the Company’s unlimited mobile broadband service, allows customers to access the internet through their computers for a flat monthly rate with no long-term commitment or credit check. Cricket PAYGotm is a pay-as-you-go unlimited prepaid wireless service. Revenue for the Cricket Broadband service approximated 7% and 1% of consolidated revenues for the years ended December 31, 2009 and 2008, respectively. Revenue for the Cricket PAYGo service approximated 1% and less than 1% of consolidated revenues for the years ended December 31, 2009 and 2008. As of and for the years ended December 31, 2009, 2008 and 2007, all of the Company’s revenues and long-lived assets related to operations in the United States.

Revenues

The Company’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. In general, the Company’s customers are required to pay for their service in advance, while customers who first activated their service prior to May 2006 pay in arrears. Because the Company does not require customers to sign fixed-term contracts or pass a credit check, its services are available to a broader customer base than many other wireless providers and, as a result, some of its customers may be more likely to have service terminated due to an inability to pay. Consequently, the Company has concluded that collectibility of its revenues is not reasonably assured until payment has been received. Accordingly, service revenues are recognized only after services have been rendered and payment has been received.

When the Company activates service for a new customer, it frequently sells that customer a handset and the first month of service in a bundled transaction. Under the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a handset along with a month of wireless service constitutes a multiple element arrangement. Under the guidance, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying the guidance to these transactions results in the Company recognizing the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

Equipment revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. In addition to handsets that the Company sells directly to its customers at Cricket-owned stores, the Company also sells handsets to third-party dealers, including

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mass-merchant retailers. These dealers then sell the handsets to the ultimate Cricket customer, and that customer also receives a free period of service in a bundled transaction (similar to the sale made at a Cricket-owned store). Sales of handsets to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions ultimately available to such dealers is not reliably estimable until the handsets are sold by such dealers to customers. Thus, handsets sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the handsets are recorded as deferred charges upon shipment by the Company. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

Through a third-party provider, the Company’s customers may elect to participate in an extended handset warranty/insurance program. The Company recognizes revenue on replacement handsets sold to its customers under the program when the customer purchases a replacement handset.

Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage, and customer returns of handsets and accessories have historically been insignificant.

Amounts billed by the Company in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue since collectibility of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to handsets sold to third-party dealers.

Federal Universal Service Fund, E-911 and other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees, as well as sales, use and excise taxes that are assessed and collected, net of amounts remitted.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short-Term Investments

Short-term investments generally consist of highly liquid, fixed-income investments with an original maturity at the time of purchase of greater than three months. Such investments consist of commercial paper, asset-backed commercial paper and obligations of the U.S. government and government agencies.

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

Fair Value of Financial Instruments

The Company has adopted the authoritative guidance for fair value measurements, which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with the guidance for fair value measurements. See Note 3 for a further discussion regarding the Company’s measurement of assets and liabilities at fair value.

The Company’s adoption of the guidance for fair value measurements for its financial assets and liabilities did not have a material impact on its consolidated financial statements. Effective January 1, 2009, the Company adopted the guidance for fair value measurements for its non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of the guidance for the Company’s non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material impact on its financial condition and results of operations.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the years ended December 31, 2009 and 2008, the Company capitalized interest of $20.8 million and $52.7 million, respectively, to property and equipment.

In accordance with the authoritative guidance for accounting for costs of computer software developed or obtained for internal use, certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 31, 2009 and 2008, the Company capitalized internal use software costs of $69.1 million and $22.5 million, respectively, to property and equipment, and amortized internal use software costs of $21.3 million and $18.0 million, respectively.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of December 31, 2009 and 2008, there was no property or equipment classified as assets held for sale.

Wireless Licenses

The Company, LCW Wireless and Denali operate broadband Personal Communications Services (“PCS”) and Advanced Wireless Services (“AWS”) networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects its subsidiaries and consolidated joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s or its

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, the Company also tests its wireless licenses for impairment in accordance with the authoritative guidance for goodwill and other intangible assets on an annual basis. As of December 31, 2009 and 2008, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.9 billion and $1.8 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2009 and 2008, wireless licenses with a carrying value of $2.4 million and $45.6 million, respectively, were classified as assets held for sale, as more fully described in Note 11.

Portions of the AWS spectrum that the Company and Denali Spectrum License Sub, LLC (“Denali License Sub”) (an indirect wholly owned subsidiary of Denali) were awarded in Auction #66 were subject to use by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. In connection with the launch of new markets over the past two years, the Company and Denali worked with several incumbent government and commercial licensees to clear AWS spectrum. The Company’s and Denali’s spectrum clearing costs have been capitalized to wireless licenses as incurred. During the years ended December 31, 2009 and 2008, the Company and Denali incurred approximately $8.2 million and $7.9 million, respectively, in spectrum clearing costs.

Goodwill and Other Intangible Assets

Goodwill primarily represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Certain of the Company’s intangible assets were also recorded upon adoption of fresh-start reporting and now consist of trademarks which are being amortized on a straight-line basis over their estimated useful lives of 14 years. Customer relationships acquired in connection with the Company’s acquisition of Hargray Wireless, LLC (“Hargray Wireless”) in 2008 were amortized on an accelerated basis over a useful life of up to four years. As of December 31, 2009 and 2008, there were no intangible assets classified as assets held for sale.

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

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. In addition, and as more fully described below, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for goodwill and other

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted each year during the three months ended September 30.

Wireless Licenses

The Company’s wireless licenses in its operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company’s operating markets. As of December 31, 2009, the carrying values of the Company’s operating and non-operating wireless licenses were $1,890.9 million and $31.1 million, respectively. An impairment loss is recognized on the Company’s operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on the Company’s non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, the Company recorded an impairment charge of $0.6 million, $0.2 million and $1.0 million during the years ended December 31, 2009, 2008 and 2007, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. As more fully described below, the fair value of these non-operating wireless licenses was determined using Level 3 inputs in accordance with the authoritative guidance for fair value measurements. As of September 30, 2009, the aggregate fair value and carrying value of these non-operating wireless licenses was $9.1 million and $9.7 million, respectively. No impairment charges were recorded for the Company’s operating wireless licenses as the aggregate fair values of these licenses exceeded the aggregate carrying value.

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

As more fully described above, the most significant assumption used to determine the fair value of the Company’s wireless licenses is comparable sales transactions. Other assumptions used in determining fair value include developments or changes in legal, regulatory and technical matters as well as demographic and economic factors. Changes in comparable sales prices would generally result in a corresponding change in fair value. For example, a ten percent decline in comparable sales prices would generally result in a ten percent decline in fair value. However, a decline in comparable sales would likely require further adjustment to fair value to capture more recent macro-economic changes and changes in the demographic and economic characteristics unique to the Company’s wireless licenses, such as population size, composition, growth rate and density, household and disposable income, and the extent of the wireless-centric workforce in the markets covered by our wireless licenses. Spectrum auctions and comparables sales transactions in recent periods have resulted in modest increases to the aggregate fair value of the Company’s wireless licenses as increases in fair value in larger markets were slightly offset by decreases in fair value in markets with lower population densities. In addition, favorable developments in technical matters such as spectrum clearing and handset availability have positively impacted the fair value of a significant portion of the Company’s wireless licenses. Partially offsetting these increases in value were demographic and economic-related adjustments that were required to capture current economic developments.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These demographic and economic factors resulted in a decline in fair value for certain of the Company’s wireless licenses.

As a result of the valuation analysis discussed above, the fair value of the Company’s wireless licenses determined in its 2009 annual impairment test increased by approximately 5% from its annual impairment test performed in September 2008 (as adjusted to reflect the effects of the Company’s acquisitions and dispositions of wireless licenses during the period). As of the Company’s 2009 annual impairment test, the fair value of its wireless licenses significantly exceeded their carrying value. The aggregate fair value of the Company’s individual wireless licenses was $2,425.1 million, which when compared to their respective aggregate carrying value of $1,919.3 million, yielded significant excess fair value.

As of the Company’s 2009 annual impairment test, the aggregate fair value and carrying value of its individual operating wireless licenses was $2,388.5 million and $1,889.3 million, respectively. If the fair value of the Company’s operating wireless licenses had declined by 10% in such impairment test, it would not have recognized any impairment loss. As of the Company’s 2009 annual impairment test, the aggregate fair value and carrying value of its individual non-operating wireless licenses was $36.6 million and $30.0 million, respectively. If the fair value of the Company’s non-operating wireless licenses had declined by 10% in such impairment test, it would have recognized an impairment loss of approximately $1.7 million.

As of December 31, 2009, the Company evaluated whether any triggering events or changes in circumstances occurred subsequent to its 2009 annual impairment test of its wireless licenses that indicated that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in the Company’s business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated that an impairment condition existed as of December 31, 2009.

Goodwill

The Company assesses its goodwill for impairment annually at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the book value of the Company’s net assets to its fair value. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any.

In connection with the annual test in 2009, the Company based its determination of fair value primarily upon its average market capitalization for the month of August, plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. The Company considered the month of August to be an appropriate period over which to measure average market capitalization in 2009 because trading prices during that period reflected market reaction to the Company’s most recently announced financial and operating results, announced early in the month of August.

In conducting the annual impairment test during the third quarter of 2009, the Company applied a control premium of 30% to its average market capitalization. The Company believes that consideration of a control premium is customary in determining fair value, and is contemplated by the applicable accounting guidance. The Company believes that its consideration of a control premium was appropriate because its believes that its market capitalization does not fully capture the fair value of its business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in the Company. The Company determined the amount of the control premium as part of its third quarter 2009 testing based upon its relevant transactional experience, a review of recent comparable telecommunications transactions and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company could be higher or lower than the control premium the Company applied. Based upon the Company’s annual impairment test conducted during the third quarter of 2009, it determined that no impairment existed.

The carrying value of the Company’s goodwill was $430.1 million as of December 31, 2009. As of December 31, 2009, the Company evaluated whether any triggering events or changes in circumstances had occurred subsequent to its annual impairment test that would indicate an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse changes in legal factors or in the Company’s business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2009.

Since management’s evaluation of the criteria more fully described above, the competition in markets in which the Company operates has continued to intensify. If this competition or other factors were to cause significant changes in the Company’s actual or projected financial or operating performance, this could constitute a triggering event which would require it to perform an interim goodwill impairment test prior to its next annual impairment test, possibly as soon as the first quarter of 2010. If the first step of the interim impairment test were to indicate that a potential impairment existed, the Company would be required to perform the second step of the goodwill impairment test, which would require it to determine the fair value of its net assets and could require it to recognize a material non-cash impairment charge that could reduce all or a portion of the carrying value of its goodwill of $430.1 million.

Derivative Instruments and Hedging Activities

The Company historically entered into interest rate swap agreements with respect to the senior secured credit facilities under its former amended and restated credit agreement (the “Credit Agreement”). The Company entered into these derivative contracts to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. The Company did not use derivative instruments for trading or other speculative purposes. In connection with its issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, the Company terminated the Credit Agreement and repaid all amounts outstanding thereunder and, in connection therewith, unwound its associated interest rate swap agreements, as more fully described in Note 6. Accordingly, the Company no longer held interest rate swaps as of December 31, 2009.

The Company recorded all derivatives in other assets or other liabilities on its consolidated balance sheets at fair value. If the derivative was designated as a cash flow hedge and the hedging relationship qualified for hedge accounting, the effective portion of the change in fair value of the derivative was recorded in other comprehensive income (loss) and was recorded as interest expense when the hedged debt affected interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in the fair values of derivative instruments not qualifying for hedge accounting were recognized in interest expense in the period of the change.

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

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. The carrying value of the Company’s equity method investee, in which it owns approximately 20% of the outstanding membership units, was $21.3 million and $17.4 million as of December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Company’s share of its equity method investee income was $3.9 million. During the years ended December 31, 2008 and 2007, the Company’s share of its equity method investee losses was $0.3 million and $2.3 million, respectively.

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

Operating Leases

Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other long-term liabilities in the consolidated balance sheets. Rent expense totaled $234.8 million, $179.9 million and $129.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s asset retirement obligations as of and for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended
	December 31,
	2009	2008

Asset retirement obligations, beginning of year	$16,997	$15,813
Liabilities incurred	7,434	3,079
Liabilities settled(1)	—	(3,048)
Accretion expense	1,888	1,153
Decommissioned sites	(570)	—

Asset retirement obligations, end of year	$25,749	$16,997

(1)	The Company negotiated amendments to agreements that reduced its liability for the removal of equipment on certain of its cell sites at the end of the lease term, resulting in a reduction to its liability of $3.0 million in 2008.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $151.2 million, $101.0 million and $63.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Share-Based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2009.

Income Taxes

The Company calculates income taxes in each of the jurisdictions in which it operates. This process involves calculating the current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss (“NOL”) carryforwards, capital loss carryforwards and income tax credits.

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. The Company has substantial federal and state NOLs for income tax purposes. Under the Internal Revenue Code, subject to certain requirements, the Company may “carry forward” its federal NOLs for up to a 20-year period to offset future taxable income and

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. Included in the Company’s deferred tax assets as of December 31, 2009 were federal NOL carryforwards of approximately $1.5 billion (which begin to expire in 2022) and state NOL carryforwards of approximately $1.5 billion ($21.9 million of which will expire at the end of 2010). While these NOL carryforwards have a potential value of approximately $570 million in tax savings, there is no assurance we will be able to realize such tax savings.

If the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions, at a time when its market capitalization was below a certain level, its ability to utilize these NOLs to offset future taxable income could be significantly limited. In general terms, a change in ownership can occur whenever there is a shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period.

The determination of whether an ownership change has occurred is complex and requires significant judgment. If an ownership change for purposes of Section 382 were to occur, it could significantly limit the amount of NOL carryforwards that the Company could utilize on an annual basis, thus accelerating cash tax payments it would have to make and possibly causing these NOLs to expire before it could fully utilize them. As a result, any restriction on the Company’s ability to utilize these NOL carryforwards could have a material impact on its future cash flows.

None of the Company’s NOL carryforwards are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of a Section 382 limitation will be removed from deferred tax assets with a corresponding reduction to valuation allowance. Since the Company currently maintains a full valuation allowance against its federal and state NOL carryforwards, it is not expected that any possible limitation would have a current impact on its net income.

To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2009, the Company weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax (“TMT”) credit. The Company will continue to closely monitor the positive and negative factors to assess whether it is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company’s tax provision. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

In accordance with the authoritative guidance for business combinations, which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

The Company’s unrecognized income tax benefits and uncertain tax positions have not been material in any period. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense; however, such amounts have not been material in any period. All of the Company’s tax years from 1998 to 2009 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company’s 2005 tax year was concluded and the results did not have a material impact on the consolidated financial statements.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In June 2009, the FASB revised the authoritative guidance for the consolidation of variable interest entities, which will be effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The revised authoritative guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The revised guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables, which will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. The revised guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The revised guidance retains the criteria of the superseded guidance for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but eliminates the requirement that all undelivered elements must have vendor-specific objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement revenue that is attributable to items that already have been delivered. In addition, the revised guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though the selling price of such deliverables may not be sold separately. As a result, the revised guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the previous requirements. The revised guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of December 31, 2009 or 2008.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities as of December 31, 2009 and 2008 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies, a majority of its short-term investments in commercial paper and, as of December 31, 2008, its interest rate swaps.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 asset as of December 31, 2009 and 2008 comprised its short-term investment in asset-backed commercial paper.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of December 31, 2009 and 2008 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$—	$154,396	$—	$154,396
Short-term investments	—	386,423	2,731	389,154

Total	$—	$540,819	$2,731	$543,550

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$—	$331,268	$—	$331,268
Short-term investments	—	236,893	1,250	238,143

Total	$—	$568,161	$1,250	$569,411

Liabilities:
Interest rate swaps	$—	$(11,045)	$—	$(11,045)

Total	$—	$(11,045)	$—	$(11,045)

Cash equivalents in the tables above are reported as a component of cash and cash equivalents on the consolidated balance sheets.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands).

	Year Ended
	December 31,
	2009	2008

Beginning balance, January 1	$1,250	$16,200
Total gains (losses) (realized/unrealized):
Included in net loss	$667	$(7,613)
Included in comprehensive loss	1,680	—
Settlements	(866)	(7,337)
Transfers in (out) of Level 3	—	—

Ending balance, December 31	$2,731	$1,250

The unrealized gains included in comprehensive loss in the table above are presented in accumulated other comprehensive income (loss) in the consolidated balance sheets. The realized gains (losses) included in net loss in the table above are presented in other expense, net in the consolidated statements of operations.

Cash Equivalents and Short-Term Investments

As of December 31, 2009 and 2008, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time to maturity factors. Such investments are therefore considered to be Level 2 items. The fair value of the Company’s investment in asset-backed commercial paper is determined using primarily unobservable inputs that cannot be corroborated by market data, primarily consisting of indicative bids from potential purchasers.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities were comprised as follows as of December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009
	Cost	Fair Value

Money markets and certificates of deposits	$81,432	$81,432
Commercial paper	108,955	108,952
Asset-backed commercial paper	1,051	2,731
U.S. government or government agency securities	350,402	350,435

	$541,840	$543,550

	As of December 31, 2008
	Cost	Fair Value

Money markets and certificates of deposits	$161,319	$161,319
Commercial paper	125,850	125,866
Asset-backed commercial paper	1,250	1,250
U.S. government or government agency securities	280,596	280,976

	$569,015	$569,411

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

As more fully described in Note 6, the Company repaid all amounts outstanding under its Credit Agreement on June 5, 2009 and, in connection therewith, unwound its associated interest rate swap agreements. As of December 31, 2009, the Company had no interest rate swap agreements.

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined using quoted prices in active markets and was $2,715.7 million and $2,201.2 million as of December 31, 2009 and 2008, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	As of December 31,
	2009	2008

Other current assets:
Accounts receivable, net(1)	$37,456	$31,177
Prepaid expenses	21,109	19,367
Other	14,639	1,404

	$73,204	$51,948

Property and equipment, net:(2)
Network equipment	$2,722,863	$1,911,173
Computer hardware and software	246,546	203,720
Construction-in-progress	303,167	574,773
Other	101,616	60,972

	3,374,192	2,750,638
Accumulated depreciation	(1,253,098)	(907,920)

	$2,121,094	$1,842,718

Intangible assets, net(3)
Customer relationships	$7,347	$7,347
Trademarks	37,000	37,000

	44,347	44,347
Accumulated amortization customer relationships	(5,496)	(2,820)
Accumulated amortization trademarks	(14,316)	(11,673)

	$24,535	$29,854

Accounts payable and accrued liabilities:
Trade accounts payable	$180,711	$201,843
Accrued payroll and related benefits	47,651	50,462
Other accrued liabilities	82,024	72,989

	$310,386	$325,294

Other current liabilities:
Deferred service revenue(4)	$82,403	$62,998
Deferred equipment revenue(5)	28,218	20,614
Accrued sales, telecommunications, property and other taxes payable	33,712	32,799
Accrued interest	47,101	38,500
Other	5,213	7,091

	$196,647	$162,002

(1)	Accounts receivable, net consists primarily of amounts billed to third-party dealers for handsets and accessories net of an allowance for doubtful accounts.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	As of December 31, 2009 and 2008, approximately $8.5 million of assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $3.8 million and $3.2 million as of December 31, 2009 and 2008, respectively.

(3)	Amortization expense for intangible assets, net for the years ended December 31, 2009, 2008 and 2007 was $5.3 million, $23.6 million and $33.7 million, respectively. Estimated amortization expense for intangible assets for 2010 is $4.1 million, for 2011 is $3.0 million, for 2012 is $2.7 million, for 2013 is $2.6 million, for 2014 is $2.6 million and is $9.5 million thereafter.

(4)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(5)	Deferred equipment revenue relates to devices sold to third-party dealers.

Supplementary Cash Flow Information (in thousands):

	December 31,
	2009	2008	2007

Supplementary disclosure of cash flow information:
Cash paid for interest	$223,343	$178,880	$161,280
Cash paid for income taxes	$1,950	$1,914	$506
Supplementary disclosure of non-cash investing activities:
Contribution of wireless licenses	$—	$—	$25,130
Supplementary disclosure of non-cash financing activities:
Assets acquired through capital lease arrangements	$—	$—	$40,799

Note 5.	Basic and Diluted Earnings (Loss) Per Share

Since the Company incurred losses for the years ended December 31, 2009, 2008 and 2007, 9.3 million, 9.1 million and 5.4 million common share equivalents, comprised of non-qualified stock options, restricted stock awards and convertible senior notes, were excluded in the computation of diluted earnings (loss) per share for those periods, respectively.

Note 6.	Long-Term Debt

Long-term debt as of December 31, 2009 and 2008 was comprised of the following (in thousands):

	As of December 31,
	2009	2008

Term loans under senior secured credit facilities	$18,096	$916,000
Unamortized deferred lender fees	—	(4,527)
Unsecured senior notes due 2014 and 2015	1,400,000	1,400,000
Unamortized premium on $350 million unsecured senior notes due 2014	15,111	17,552
Senior secured notes due 2016	1,100,000	—
Unamortized discount on $1,100 million senior secured notes due 2016	(39,889)	—
Convertible senior notes due 2014	250,000	250,000

	2,743,318	2,579,025
Current maturities of long-term debt	(8,000)	(13,000)

	$2,735,318	$2,566,025

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Credit Facilities

Cricket Communications

In connection with its issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, as more fully described below, the Company repaid all principal amounts outstanding under its Credit Agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, paid a prepayment premium of $17.5 million and paid $8.5 million in connection with the unwinding of associated interest rate swap agreements. In connection with such repayment, the Company terminated the Credit Agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the Company’s Credit Agreement, it recognized a $26.3 million loss on extinguishment of debt during the year ended December 31, 2009, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with the Company’s interest rate swaps.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans in an aggregate outstanding principal amount of approximately $18.1 million as of December 31, 2009. The loans bear interest at LIBOR plus the applicable margin (ranging from 2.70% to 6.33%). At December 31, 2009, the effective interest rate on the term loans was 5.0%.

In December 2009, LCW Operations amended the senior secured credit agreement to adjust the minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), financial covenant. In connection with the amendment, LCW Operations was required to make a $17 million principal payment and the maturity date was brought forward three months to March 2011. Outstanding borrowings under the senior secured credit agreement are due in quarterly installments of approximately $2 million with an aggregate final payment of approximately $10 million due in March 2011. LCW Wireless’ working capital needs and debt service requirements are expected to be met through cash generated from its operations.

The obligations under the senior secured credit agreement are guaranteed by LCW Wireless and LCW License (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the senior secured credit agreement are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt or sell assets. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of December 31, 2009.

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the Securities and Exchange Commission (“SEC”). In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium the Company received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the consolidated

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements and is being amortized as a reduction to interest expense over the term of the notes. At December 31, 2009, the effective interest rate on the $350 million of senior notes was 9.0%, which includes the effect of the premium amortization.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2009, the effective interest rate on the notes was 8.0%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in November 2009. The notes are guaranteed on a senior secured basis by Leap and each of its direct and indirect existing domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) and any future wholly owned domestic restricted subsidiary that guarantees any indebtedness of Cricket or a guarantor of the notes. The notes and the guarantees are Leap’s,

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cricket’s and the guarantors’ senior secured obligations and are equal in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated indebtedness.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the private placement of the notes, the Company entered into a registration rights agreement with the purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provided that additional interest would accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. The Company filed a Registration Statement on Form S-4 with the SEC on October 15, 2009 pursuant to this registration rights agreement, the registration statement was declared effective on November 9, 2009 and the exchange offer was consummated on December 11, 2009. Accordingly, the Company has no obligation to pay additional interest on the notes.

The aggregate maturities of the Company’s long-term debt obligations, excluding the effects of premium amortization on its $350 million of 9.375% unsecured senior notes due 2014 and discount accretion on its $1,100 million of 7.75% senior secured notes due 2016, are as follows:

Years Ended December 31:

2010	$8,000
2011	10,096
2012	—
2013	—
2014	1,350,000
Thereafter	1,400,000

$2,768,096

Note 7.	Income Taxes

The components of the Company’s income tax provision are summarized as follows (in thousands):

	December 31,
	2009	2008	2007

Current provision:
Federal	$—	$—	$(422)
State	2,445	2,660	1,704

	2,445	2,660	1,282

Deferred provision:
Federal	36,537	32,415	37,736
State	1,627	3,895	(3,094)

	38,164	36,310	34,642

	$40,609	$38,970	$35,924

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the consolidated statements of operations is summarized as follows (in thousands):

	December 31,
	2009	2008	2007

Amounts computed at statutory federal rate	$(69,073)	$(38,217)	$(13,496)
Non-deductible expenses	865	2,474	2,910
State income tax expense (benefit), net of federal income tax impact	3,218	5,603	(950)
Net tax expense related to joint venture	1,384	2,375	1,337
Change in valuation allowance	104,215	66,735	46,123

	$40,609	$38,970	$35,924

The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$559,912	$390,463
Wireless licenses	33,780	17,913
Capital loss carryforwards	1,510	1,621
Reserves and allowances	16,006	13,002
Share-based compensation	31,053	16,685
Deferred charges	39,583	35,254
Investments and deferred tax on unrealized losses	9,669	19,158
Other	7,630	12,831

Gross deferred tax assets	699,143	506,927
Deferred tax liabilities:
Intangible assets	(12,903)	(10,012)
Property and equipment	(151,868)	(80,437)
Other	(513)	—

Net deferred tax assets	533,859	416,478
Valuation allowance	(531,826)	(414,030)
Other deferred tax liabilities:
Wireless licenses	(236,409)	(205,474)
Goodwill	(13,540)	(11,093)
Investment in joint ventures	(6,398)	(2,692)

Net deferred tax liabilities	$(254,314)	$(216,811)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	As of December 31,
	2009	2008

Current deferred tax assets (included in other current assets)	$5,198	$820
Long-term deferred tax liabilities	(259,512)	(217,631)

	$(254,314)	$(216,811)

Except with respect to the $2.0 million and $2.4 million TMT credit outstanding as of December 31, 2009 and 2008, respectively, the Company established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company’s historical operating losses. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period. Since it has recorded a valuation allowance against the majority of its deferred tax assets, the Company carries a net deferred tax liability on its balance sheet. During the year ended December 31, 2009, the Company recorded a $117.8 million increase to its valuation allowance, which primarily consisted of $104.2 million and $8.5 million related to the impact of 2009 federal and state taxable losses, respectively. During the year ended December 31, 2008, the Company recorded a $129.7 million increase to its valuation allowance, which primarily consisted of $66.7 million and $6.8 million related to the impact of 2008 federal and state taxable losses, respectively, and $43.9 million attributable to a claim filed with the Internal Revenue Service (“IRS”) in 2008 for additional tax deductions that was sustained during IRS examination.

At December 31, 2009, the Company estimated it had federal NOL carryforwards of approximately $1.5 billion (which begin to expire in 2022) and state NOL carryforwards of approximately $1.5 billion ($21.9 million of which will expire at the end of 2010). In addition, the Company had federal capital loss carryforwards of approximately $4.0 million (which begin to expire in 2012). Included in the Company’s federal and state net operating loss carryforwards are $28.7 million of losses which, when utilized, will increase additional paid-in capital by approximately $10.9 million.

In accordance with the authoritative guidance for business combinations, which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

Note 8.	Stockholders’ Equity

Common Stock Offering

In June 2009, the Company completed the sale of an aggregate of 7,000,000 shares of Leap common stock in an underwritten public offering. In connection with the offering, the Company received net proceeds of approximately $263.7 million, which were recorded in additional paid-in capital in the Company’s consolidated balance sheet.

Warrants

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

The Company allows for the grant of stock options, restricted stock awards and deferred stock units to employees, independent directors and consultants under its 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”) and its 2009 Employment Inducement Equity Incentive Plan (the “2009 Plan”). As of December 31, 2009, a total of 9,600,000 aggregate shares of common stock were reserved for issuance under the 2004 Plan and 2009 Plan, of which 1,157,562 shares of common stock were available for future awards. Certain of the Company’s stock options and restricted stock awards include both a service condition and a performance condition that relates only to the timing of vesting. These stock options and restricted stock awards generally vest in full five years from the grant date. These awards also provide for the possibility of annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified performance conditions. In addition, the Company has granted stock options and restricted stock awards that vest periodically over a fixed term, usually four years. These awards do not contain any performance conditions. Share-based awards also generally provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan and the 2009 Plan) and, in some cases, if additional conditions are met. The stock options are exercisable for up to ten years from the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. No share-based compensation expense has been capitalized as part of inventory or fixed assets.

Stock Options

The estimated fair value of the Company’s stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2009 and 2008 was $14.83 and $22.28 per share, respectively, which was estimated using the following weighted-average assumptions:

	As of December 31,
	2009	2008

Expected volatility	54%	51%
Expected term (in years)	5.75	6.0
Risk-free interest rate	2.15%	2.80%
Expected dividend yield	—	—

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option award activity as of and for the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share data):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number of	Price per	Contractual	Aggregate
	Shares	Share	Term	Intrinsic Value
		(In years)

Options outstanding at December 31, 2007	3,374	$45.12	8.28	$28,419

Options exercisable at December 31, 2007	270	$38.71	7.85	$3,370

Options granted	1,392	$43.61
Options forfeited	(129)	48.75
Options exercised	(229)	27.03

Options outstanding at December 31, 2008	4,408	$45.48	8.04	$679

Options exercisable at December 31, 2008	1,004	$34.44	6.61	$213

Options granted	791	$28.74
Options forfeited	(228)	44.30
Options exercised	(35)	28.38

Options outstanding at December 31, 2009	4,936	$42.97	7.08	$247

Options exercisable at December 31, 2009	1,596	$40.15	6.16	$—

As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2009, total unrecognized compensation cost related to unvested stock options was $45.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Upon option exercise, the Company issues new shares of common stock. Cash received from stock option exercises was $1.0 million and $6.2 million during the years ended December 31, 2009 and 2008, respectively. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a valuation allowance on its deferred tax assets, as more fully described in Note 7. The total intrinsic value of stock options exercised was $0.1 million during the year ended December 31, 2009.

Restricted Stock

Under guidance for share-based payments, the fair value of the Company’s restricted stock awards is based on the grant date fair value of the Company’s common stock. Prior to 2009, all restricted stock awards were granted with a purchase price of $0.0001 per share. During 2009, all restricted stock awards were granted with no purchase price. The weighted-average grant date fair value of the restricted stock awards was $41.17 and $48.60 per share during the years ended December 31, 2009 and 2008, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted stock award activity as of and for the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Restricted stock awards outstanding at December 31, 2007	1,405	$42.70
Shares issued	593	43.13
Shares forfeited	(49)	50.94
Shares vested	(572)	28.25

Restricted stock awards outstanding at December 31, 2008	1,377	48.60
Shares issued	627	27.76
Shares forfeited	(98)	43.46
Shares vested	(175)	50.33

Restricted stock awards outstanding at December 31, 2009	1,731	$41.17

The following table summarizes information about restricted stock awards that vested during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Fair value on vesting date of vested restricted stock awards	$3,912	$24,104	$10,525

At December 31, 2009, total unrecognized compensation cost related to unvested restricted stock awards was $42.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The terms of the restricted stock grant agreements allow the Company to repurchase unvested shares at the option, but not the obligation, of the Company for a period of sixty days, commencing ninety days after the employee has a termination event. If the Company elects to repurchase all or any portion of the unvested shares, it may do so at the original purchase price per share.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock were reserved for issuance under the ESP Plan, and a total of 531,607 shares remained available for issuance under the ESP Plan as of December 31, 2009. The most recent offering period under the ESP Plan was from July 1, 2009 through December 31, 2009.

Deferred Stock Units

Under the guidance for share-based payments, the fair value of the Company’s deferred stock units is based on the grant date fair value of the common stock. No deferred stock units were granted during the years ended December 31, 2009, 2008 or 2007.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Share-Based Compensation Expense

Total share-based compensation expense related to all of the Company’s share-based awards for the years ended December 31, 2009, 2008 and 2007 was allocated as follows (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007

Cost of service	$3,546	$3,060	$2,156
Selling and marketing expenses	6,264	4,580	3,330
General and administrative expenses	32,903	27,575	23,853

Share-based compensation expense	$42,713	$35,215	$29,339

Share-based compensation expense per share:
Basic	$0.59	$0.52	$0.44

Diluted	$0.59	$0.52	$0.44

Note 10.	Employee Savings and Retirement Plan

The Company’s 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contributions were approximately $4,819,000, $2,796,000 and $1,571,0000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 11.	Significant Acquisitions and Dispositions

In April 2008, the Company completed the purchase of Hargray Communications Group’s wireless subsidiary, Hargray Wireless, LLC (“Hargray Wireless”), for $31.2 million, including acquisition-related costs of $0.7 million. Hargray Wireless owned a 15 MHz wireless license covering approximately 0.7 million potential customers and operated a wireless business in Georgia and South Carolina. The acquisition was accounted for under the purchase method of accounting and the Company recorded goodwill of approximately $4.3 million.

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

On January 8, 2010, the Company contributed certain non-operating wireless licenses in West Texas with a carrying value of approximately $2.4 million to a joint venture in exchange for an 8.8% ownership interest in the joint venture.

On February 22, 2010, the Company entered into an asset purchase and contribution agreement with various entities doing business as Pocket, pursuant to which it and Pocket agreed to contribute substantially all of their wireless spectrum and operating assets in South Texas to a joint venture controlled by the Company. The Company will own approximately 76% of the joint venture and Pocket will own approximately 24%. Immediately prior to the closing the Company will purchase specified assets from Pocket for approximately $38 million in cash, which

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets will also be contributed to the joint venture. Following the closing, Pocket will have the right to put, and the Company will have the right to call, all of Pocket’s membership interests in the joint venture (which rights will generally be exercisable by either party after 3 1/2 years). In addition, in the event of a change of control of Leap, Pocket will be obligated to sell to the Company all of its membership interests in the joint venture. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC.

Note 12.	Arrangements with Variable Interest Entities

As described in Note 2, the Company consolidates its interests in LCW Wireless and Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and the Company will absorb a majority of their expected losses. LCW Wireless, Denali and their respective subsidiaries are not guarantors of the Company’s secured and unsecured senior notes, and the carrying amount and classification of their assets and liabilities is presented in Note 14. Both entities offer (through wholly owned subsidiaries) Cricket service and, accordingly, are generally subject to the same risks in conducting operations as the Company.

On January 1, 2009, the Company adopted the provisions of the authoritative guidance for noncontrolling interests. The guidance changed the accounting treatment and classification with respect to certain ownership interests held by the Company in LCW Wireless and Denali. As a result of the adoption of the guidance, the Company has not allocated losses to certain of its minority partners, but rather has recorded accretion (or mark-to-market) charges to bring its minority partners’ interests to their estimated redemption values at each reporting period. In addition, the Company now classifies these accretion charges as a component of consolidated net income (loss) available to its common stockholders rather than as a component of net income (loss). Although the accounting treatment for certain of these interests has been modified, the Company continues to classify these noncontrolling interests in the mezzanine section of the consolidated balance sheets in accordance with the authoritative guidance for distinguishing liabilities from equity. The cumulative impact to the Company’s consolidated financial statements as a result of the adoption of the guidance for noncontrolling interests resulted in a $9.2 million reduction to stockholders equity, a $5.8 million reduction to deferred tax liabilities and a $15.0 million increase to redeemable noncontrolling interests (formerly referred to as minority interests) as of December 31, 2008. The Company has retrospectively applied the guidance for noncontrolling interests to all prior periods.

Arrangements with LCW Wireless

The membership interests in LCW Wireless are held as follows: Cricket holds a 70.7% non-controlling membership interest; CSM Wireless, LLC (“CSM”) holds a 23.9% non-controlling membership interest; WLPCS Management, LLC (“WLPCS”) holds a 1.9% controlling membership interest; and the remaining membership interests are held by employees of LCW Wireless. As of December 31, 2009, Cricket’s equity contributions to LCW totaled $51.8 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of LCW Wireless, LLC (“LCW LLC Agreement”), WLPCS has the option to put its entire membership interest in LCW Wireless to Cricket for a purchase price not to exceed $3.8 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. If the put option is exercised, the consummation of this sale will be subject to FCC approval. The Company has recorded this obligation to WLPCS, including related accretion charges using the effective interest method, as a component of redeemable noncontrolling interests in the consolidated balance sheets. As of December 31, 2009 and 2008, this noncontrolling interest had a carrying value of $2.9 million and $2.6 million, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the LCW LLC Agreement, CSM also has the option, during specified periods, to put its entire membership interest in LCW Wireless to Cricket in exchange for either cash, Leap common stock, or a combination thereof, as determined by Cricket at its discretion, for a purchase price calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value to LCW Wireless. The Company has recorded this obligation to CSM, including related accretion charges to bring the underlying membership units to their estimated redemption value, as a component of redeemable noncontrolling interests in the consolidated balance sheets. As of December 31, 2009 and 2008, this noncontrolling interest had a carrying value of $21 million and $26.0 million, respectively.

Effective as of August 31, 2009, CSM exercised this put right. Pursuant to the LCW LLC Agreement, the purchase price for the put has been calculated on a pro rata basis using the appraised value of LCW Wireless, subject to certain adjustments. Based on the resulting appraised value of LCW Wireless, the put price, as adjusted, is estimated to be approximately $21 million. The Company intends to satisfy the put price in cash and completion of this transaction is subject to customary closing conditions.

Line of Credit Agreement

In connection with the amendment to the senior secured credit agreement more fully described in Note 6, LCW Wireless entered into a line of credit agreement with Cricket, whereby Cricket agreed to lend to LCW Wireless a maximum of $5 million during the 30-day period immediately preceding the senior secured credit agreement maturity date of March 2011.

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

Arrangements with Denali

Cricket and Denali Spectrum Manager, LLC (“DSM”) formed Denali as a joint venture to participate (through a wholly owned subsidiary) in FCC Auction #66. Cricket owns an 82.5% non-controlling membership interest and DSM owns a 17.5% controlling membership interest in Denali. As of December 31, 2009, Cricket’s equity contributions to Denali totaled $83.6 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of Denali, DSM may offer to sell its entire membership interest in Denali to Cricket in April 2012 and each year thereafter for a purchase price equal to DSM’s equity contributions in cash to Denali, plus a specified return, payable in cash. If exercised, the consummation of the sale will be subject to FCC approval. The Company has recorded this obligation to DSM, including related accretion charges using the effective interest method, as a component of redeemable noncontrolling interests in the consolidated balance sheets. As of December 31, 2009 and 2008, this noncontrolling interest had a carrying value of $47.7 million and $43.3 million, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Credit Agreement

Cricket entered into a senior secured credit agreement with Denali and its subsidiaries to fund the payment to the FCC for the AWS license acquired by Denali in Auction #66 and to fund a portion of the costs of the construction and operation of the wireless network using such license. As of December 31, 2009, borrowings under the credit agreement totaled $527.9 million, including borrowings under the build-out sub-facility of $304.5 million. The build-out sub-facility had been increased to $334.5 million as of December 31, 2009, approximately $30.0 million of which was unused at such date, and with respect to which Leap’s board of directors has authorized management to increase to $394.5 million. The Company does not anticipate making any future increases to the size of the build-out sub-facility beyond the amount authorized by Leap’s board of directors. Additional funding requests would be subject to approval by Leap’s board of directors. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due in April 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing April 2017.

Management Agreement

Cricket and Denali Spectrum License, LLC, a wholly owned subsidiary of Denali (“Denali License”), are party to a management services agreement, pursuant to which Cricket is to provide management services to Denali License and its subsidiaries in exchange for a monthly management fee based on Cricket’s costs of providing such services plus overhead.

The Company is currently discussing with DSM differences between the parties regarding the financial performance and expected long-term value of the joint venture. Although the Company continues to engage in discussions with DSM in hopes of resolving these differences, the Company may not be successful in doing so. If the Company is not successful in resolving these matters, the Company may seek to purchase all or a portion of DSM’s interest in the joint venture. Alternatively, as the controlling member of Denali, DSM could seek to terminate the management services agreement and/or trademark license between Denali and Cricket and obtain management services from a third party, or it could take other actions that the Company believes could negatively impact Denali’s business. Any transition to another party of the services the Company currently provides could significantly disrupt the joint venture’s business, negatively impact its financial and operational performance and result in significant expenses for the Company’s business.

Values of Redeemable Noncontrolling Interests

The following table provides a summary of the changes in value of the Company’s redeemable noncontrolling interests (in thousands):

	Year Ended
	December 31,
	2009	2008	2007

Beginning balance, January 1	$71,879	$61,868	$33,981
Accretion of redeemable noncontrolling interests, before tax	(247)	8,588	23,572
Noncontrolling interest contributions	—	1,423	4,315

Ending balance, December 31	$71,632	$71,879	61,868

Note 13.	Commitments and Contingencies

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

Patent Litigation

Freedom Wireless

On December 10, 2007, the Company was sued by Freedom Wireless, Inc. (“Freedom Wireless”), in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that the Company’s Cricket unlimited voice service, in addition to its Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, the Company and Freedom Wireless entered into an agreement to settle this lawsuit and agreed to enter into a license agreement which will provide Freedom Wireless with royalties on certain of the Company’s products and services. Pursuant to the terms of the settlement, an arbitration hearing was held on December 15, 2009 to finalize the terms of the settlement and license agreements. The decision of the arbitrator is pending.

DNT

On May 1, 2009, the Company was sued by DNT LLC (“DNT”) in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that the Company uses, encourages the use of, sells, offers for sale and/or imports voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT’s patent. DNT alleges that the Company’s infringement is willful, and the complaint seeks an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys’ fees. On July 23, 2009, the Company filed an answer to the complaint as well as counterclaims. On December 14, 2009, DNT’s patent was determined to be invalid in a case it brought against another wireless provider. That other case was settled and dismissed on February 11, 2010, but the stay in the Company’s matter with DNT has not yet been formally lifted.

Digital Technology Licensing

On April 21, 2009, the Company and certain other wireless carriers (including Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC (“DTL”) in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that the Company and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones,

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that the Company and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. On January 5, 2010, this matter was stayed, pending final resolution of another case that DTL brought against another wireless provider in which it alleges infringement of the patent that is at issue in our matter. This other case is not yet set for trial.

On The Go

On February 22, 2010, a matter brought against the Company by On The Go, LLC (“OTG”) was dismissed with prejudice. The Company and certain other wireless carriers were sued by OTG in the United States District Court for the Northern District of Illinois, Eastern Division, on July 9, 2009, for alleged infringement of U.S. Patent No. 7,430,554 entitled “Method and System For Telephonically Selecting, Addressing, and Distributing Messages.” OTG’s complaint alleged that the Company directly and indirectly infringes OTG’s patent by making, offering for sale, selling, providing, maintaining, and supporting the Company’s PAYGo prepaid mobile telephone service and system. The complaint sought injunctive relief and unspecified damages, including interest and costs.

DownUnder Wireless

On November 20, 2009, the Company and a number of other parties were sued by DownUnder Wireless, LLC, or DownUnder, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 6,741,215 entitled “Inverted Safety Antenna for Personal Communications Devices.” DownUnder alleges that the Company uses, sells, and offers to sell wireless communication devices, including PCD, Cal-Comp, and Motorola devices, comprising a housing, a microphone, a speaker earpiece, a user interface mounted in an upright orientation on the communication device, and a transmitting antenna, where the transmitting antenna is mounted in a lower portion of the housing, and further the housing defines an obtuse angle between the top of the upper housing portion and the bottom of the lower housing portion of the devices, and that such acts constitute direct and indirect infringement of DownUnder’s patent. DownUnder alleges that the Company’s infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), and attorneys’ fees. The Company filed an answer to the complaint on February 19, 2010.

American Wireless Group

On October 29, 2009, the Company settled two matters referred to as the AWG and Whittington Lawsuits, and the matters have been dismissed.

The Whittington Lawsuit refers to a lawsuit brought on December 31, 2002 by several members of American Wireless Group, LLC (“AWG”) against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleged that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs sought rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, plus costs and expenses. Plaintiffs contended that the named defendants were the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim.

The AWG Lawsuit refers to a related action to the action described above brought in June 2003 by AWG in the Circuit Court of the First Judicial District of Hinds County, Mississippi against the same individual defendants named in the Whittington Lawsuit. The complaint generally set forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff sought rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits and a consolidated securities class action lawsuit. As indicated further below, the Company has entered into discussions to settle the derivative suits and has reached an agreement in principle to settle the class action.

The two shareholder derivative suits purport to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that the Company was restating certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants have filed motions to dismiss the amended federal complaint. On September 29, 2009, the district court granted Leap’s motion to dismiss the derivative complaint for failure to plead that a presuit demand on Leap’s board was excused. The plaintiff has until March 12, 2010 to file an amended complaint. The Company has entered into discussions to settle the derivative suits, although no assurances can be given that it will be successful in doing so.

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

The parties have reached an agreement in principle to settle the class action. The settlement is contingent on court approval and provides for, among other things, dismissal of the lawsuits with prejudice, the granting of broad releases of the defendants, and a payment to the plaintiffs of $13.75 million, which would include payment of any

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attorneys’ fees for plaintiffs’ counsel. The Company anticipates that the entire settlement amount will be paid by its insurers. On February 18, 2010, the lead plaintiff filed a motion seeking preliminary approval by the court of the settlement and approval of a form of notice to potential settlement class members.

Department of Justice Inquiry

On January 7, 2009, the Company received a letter from the Civil Division of the United States Department of Justice (the “DOJ”). In its letter, the DOJ alleges that between approximately 2002 and 2006, the Company failed to comply with certain federal postal regulations that required it to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts. As a result, the DOJ has asserted that the Company violated the False Claims Act (the “FCA”) and is therefore liable for damages. On November 18, 2009, the DOJ presented the Company with a calculation that single damages in this matter were $2.7 million for a period from June 2003 through June 2006, which amount may be trebled under the FCA. The FCA also provides for statutory penalties, which the DOJ has previously asserted could total up to $11,000 per mailing. The DOJ had also previously asserted as an alternative theory of liability that the Company is liable on a basis of unjust enrichment for estimated single damages.

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

Capital and Operating Leases

The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, and sites for towers, equipment and antennae required for the operation of its wireless network. These leases typically include renewal options and escalation clauses, some of which escalation clauses are based on the consumer price index. In general, site leases have five- to ten- year initial terms with four five-year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, and future minimum capital lease payments in effect at December 31, 2009 (in thousands):

	Capital	Operating
Years Ended December 31:	Leases	Leases

2010	$2,466	$235,517
2011	2,466	230,981
2012	2,466	231,621
2013	2,466	231,810
2014	2,466	230,792
Thereafter	1,526	688,311

Total minimum lease payments	$13,856	$1,849,032

Less amount representing interest	(1,571)

Present value of minimum lease payments	$12,285

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Outstanding Letters of Credit and Surety Bonds

As of December 31, 2009 and 2008, the Company had approximately $10.5 million and $9.6 million, respectively, of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. The restricted cash collateralizing the letters of credit outstanding is reported in both restricted cash, cash equivalents and short-term investments and other long-term assets in the consolidated balance sheets.

As of December 31, 2009 and 2008, the Company had approximately $5.5 million and $5.0 million, respectively, of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

Note 14.	Guarantor Financial Information

Of the $2,500 million of senior notes issued by Cricket (the “Issuing Subsidiary”), $1,100 million comprise unsecured senior notes due 2014, $300 million comprise unsecured senior notes due 2015 and $1,100 million comprise senior secured notes due 2016. The notes are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and Cricket License Company, LLC, a wholly owned subsidiary of Cricket (the “Guarantor Subsidiary”). Cricket Licensee I, LLC and Cricket Licensee (2007), LLC, which were formerly guarantors of the notes, were merged with and into Cricket Licensee (Reauction), LLC on December 31, 2009, which constituted a reorganization of entities under common control, and in connection with such merger, Cricket Licensee (Reauction), LLC changed its name to Cricket License Company, LLC.

The indentures governing these notes limit, among other things, the Guarantor Parent Company’s, Cricket’s and the Guarantor Subsidiary’s ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with affiliates; and make acquisitions or merge or consolidate with another entity.

Consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, and Leap’s consolidated joint ventures and total consolidated Leap and subsidiaries as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet as of December 31, 2009 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$66	$160,834	$—	$14,099	$—	$174,999
Short-term investments	—	386,423	—	2,731	—	389,154
Restricted cash, cash equivalents and short-term investments	2,231	1,625	—	10	—	3,866
Inventories	—	102,883	—	5,029	—	107,912
Deferred charges	—	38,872	—	—	—	38,872
Other current assets	83	69,009	—	3,619	493	73,204

Total current assets	2,380	759,646	—	25,488	493	788,007
Property and equipment, net	2	1,853,898	—	267,194	—	2,121,094
Investments in and advances to affiliates and consolidated subsidiaries	1,965,842	2,233,669	86,405	7,381	(4,293,297)	—
Wireless licenses	—	7,889	1,580,174	333,910	—	1,921,973
Assets held for sale	—	—	2,381	—	—	2,381
Goodwill	—	430,101	—	—	—	430,101
Intangible assets, net	—	24,535	—	—	—	24,535
Other assets	6,663	74,558	—	2,409	—	83,630

Total assets	$1,974,887	$5,384,296	$1,668,960	$636,382	$(4,292,804)	$5,371,721

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$16	$303,520	$—	$6,850	$—	$310,386
Current maturities of long-term debt	—	—	—	8,000	—	8,000
Intercompany payables	29,194	347,468	—	19,416	(396,078)	—
Other current liabilities	5,147	172,202	—	18,803	495	196,647

Total current liabilities	34,357	823,190	—	53,069	(395,583)	515,033
Long-term debt	250,000	2,475,222	—	714,640	(704,544)	2,735,318
Deferred tax liabilities	—	259,512	—	—	—	259,512
Other long-term liabilities	—	90,233	—	9,463	—	99,696

Total liabilities	284,357	3,648,157	—	777,172	(1,100,127)	3,609,559
Redeemable noncontrolling interests	—	23,981	—	47,651	—	71,632
Stockholders’ equity (deficit)	1,690,530	1,712,158	1,668,960	(188,441)	(3,192,677)	1,690,530

Total liabilities and stockholders’ equity	$1,974,887	$5,384,296	$1,668,960	$636,382	$(4,292,804)	$5,371,721

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet as of December 31, 2008 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$27	$333,119	$—	$24,562	$—	$357,708
Short-term investments	—	236,893	—	1,250	—	238,143
Restricted cash, cash equivalents and short-term investments	1,611	3,129	—	40	—	4,780
Inventories	—	97,512	—	1,574	—	99,086
Deferred charges	—	27,207	—	—	—	27,207
Other current assets	83	50,915	—	2,062	(1,112)	51,948

Total current assets	1,721	748,775	—	29,488	(1,112)	778,872
Property and equipment, net	2	1,586,346	—	256,370	—	1,842,718
Investments in and advances to affiliates and consolidated subsidiaries	1,892,457	2,169,293	79,001	9,227	(4,149,978)	—
Wireless licenses	—	7,889	1,501,632	332,277	—	1,841,798
Assets held for sale	—	—	45,569	—	—	45,569
Goodwill	—	430,101	—	—	—	430,101
Intangible assets, net	—	29,854	—	—	—	29,854
Other assets	8,043	72,434	—	3,468	—	83,945

Total assets	$1,902,223	$5,044,692	$1,626,202	$630,830	$(4,151,090)	$5,052,857

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$20	$297,461	$—	$27,813	$—	$325,294
Current maturities of long-term debt	—	9,000	—	4,000	—	13,000
Intercompany payables	33,714	343,257	—	23,687	(400,658)	—
Other current liabilities	5,813	150,919	—	6,382	(1,112)	162,002

Total current liabilities	39,547	800,637	—	61,882	(401,770)	500,296
Long-term debt	250,000	2,281,525	—	524,007	(489,507)	2,566,025
Deferred tax liabilities	—	217,631	—	—	—	217,631
Other long-term liabilities	—	78,861	—	5,489	—	84,350

Total liabilities	289,547	3,378,654	—	591,378	(891,277)	3,368,302
Redeemable noncontrolling interests	—	28,610	—	43,269	—	71,879
Stockholders’ equity (deficit)	1,612,676	1,637,428	1,626,202	(3,817)	(3,259,813)	1,612,676

Total liabilities and stockholders’ equity	$1,902,223	$5,044,692	$1,626,202	$630,830	$(4,151,090)	$5,052,857

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2009 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,010,578	$—	$133,208	$43	$2,143,829
Equipment revenues	—	220,651	—	18,682	—	239,333
Other revenues	—	7,630	89,022	1,761	(98,413)	—

Total revenues	—	2,238,859	89,022	153,651	(98,370)	2,383,162

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	646,429	—	53,224	(90,647)	609,006
Cost of equipment	—	495,367	—	65,895	—	561,262
Selling and marketing	—	363,321	—	48,243	—	411,564
General and administrative	8,728	314,486	910	42,051	(7,723)	358,452
Depreciation and amortization	—	367,927	—	42,770	—	410,697
Impairment of assets	—	—	639	—	—	639

Total operating expenses	8,728	2,187,530	1,549	252,183	(98,370)	2,351,620
Gain (loss) on sale or disposal of assets	—	(4,718)	4,426	(126)	—	(418)

Operating income (loss)	(8,728)	46,611	91,899	(98,658)	—	31,124
Equity in net loss of consolidated subsidiaries	(242,607)	(92,552)	—	—	335,159	—
Equity in net income of investee	—	3,946	—	—	—	3,946
Interest income	24,455	88,562	—	2,537	(111,748)	3,806
Interest expense	(12,612)	(225,578)	—	(83,947)	111,748	(210,389)
Other income, net	—	469	—	—	—	469
Loss on extinguishment of debt	—	(26,310)	—	—	—	(26,310)

Income (loss) before income taxes	(239,492)	(204,852)	91,899	(180,068)	335,159	(197,354)
Income tax expense	—	(40,609)	—	—	—	(40,609)

Net income (loss)	(239,492)	(245,461)	91,899	(180,068)	335,159	(237,963)
Accretion of redeemable noncontrolling interests, net of tax	—	2,854	—	(4,383)	—	(1,529)

Net income (loss) attributable to common stockholders	$(239,492)	$(242,607)	$91,899	$(184,451)	$335,159	$(239,492)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2008 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,658,293	$—	$50,808	$—	$1,709,101
Equipment revenues	—	245,403	—	4,358	—	249,761
Other revenues	—	66	72,509	—	(72,575)	—

Total revenues	—	1,903,762	72,509	55,166	(72,575)	1,958,862

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	519,226	—	41,213	(72,141)	488,298
Cost of equipment	—	454,620	—	10,802	—	465,422
Selling and marketing	—	271,261	—	23,656	—	294,917
General and administrative	4,821	300,662	905	25,737	(434)	331,691
Depreciation and amortization	27	322,529	—	8,892	—	331,448
Impairment of assets	—	—	177	—	—	177

Total operating expenses	4,848	1,868,298	1,082	110,300	(72,575)	1,911,953
Gain (loss) on sale or disposal of assets	—	(1,483)	1,274	—	—	(209)

Operating income (loss)	(4,848)	33,981	72,701	(55,134)	—	46,700
Equity in net loss of consolidated subsidiaries	(151,898)	(45,896)	—	—	197,794	—
Equity in net loss of investee	—	(298)	—	—	—	(298)
Interest income	12,549	62,456	—	2,512	(62,946)	14,571
Interest expense	(6,371)	(180,604)	—	(34,230)	62,946	(158,259)
Other income (expense), net	367	(7,492)	—	—	—	(7,125)

Income (loss) before income taxes	(150,201)	(137,853)	72,701	(86,852)	197,794	(104,411)
Income tax expense	—	(11,192)	(27,778)	—	—	(38,970)

Net income (loss)	(150,201)	(149,045)	44,923	(86,852)	197,794	(143,381)
Accretion of redeemable noncontrolling interests, net of tax	—	(2,853)	—	(3,967)	—	(6,820)

Net income (loss) attributable to common stockholders	$(150,201)	$(151,898)	$44,923	$(90,819)	$197,794	$(150,201)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2007 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,360,801	$—	$34,866	$—	$1,395,667
Equipment revenues	—	230,457	—	4,679	—	235,136
Other revenues	—	38	54,424	—	(54,462)	—

Total revenues	—	1,591,296	54,424	39,545	(54,462)	1,630,803

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	424,022	—	14,494	(54,388)	384,128
Cost of equipment	—	392,062	—	13,935	—	405,997
Selling and marketing	—	196,811	—	9,402	—	206,213
General and administrative	4,988	259,316	132	7,174	(74)	271,536
Depreciation and amortization	87	293,599	—	8,515	—	302,201
Impairment of assets	—	383	985	—	—	1,368

Total operating expenses	5,075	1,566,193	1,117	53,520	(54,462)	1,571,443
Gain (loss) on sale or disposal of assets	—	(349)	1,251	—	—	902

Operating income (loss)	(5,075)	24,754	54,558	(13,975)	—	60,262
Equity in net loss of consolidated subsidiaries	(75,187)	(11,052)	—	—	86,239	—
Equity in net loss of investee	—	(2,309)	—	—	—	(2,309)
Interest income	38	63,024	—	985	(35,108)	28,939
Interest expense	—	(122,043)	—	(34,296)	35,108	(121,231)
Other expense, net	(75)	(6,076)	—	(31)	—	(6,182)

Income (loss) before income taxes	(80,299)	(53,702)	54,558	(47,317)	86,239	(40,521)
Income tax expense	—	(19,400)	(16,524)	—	—	(35,924)

Net income (loss)	(80,299)	(73,102)	38,034	(47,317)	86,239	(76,445)
Accretion of redeemable noncontrolling interests, net of tax	—	(2,085)	—	(1,769)	—	(3,854)

Net income (loss) attributable to common stockholders	$(80,299)	$(75,187)	$38,034	$(49,086)	$86,239	$(80,299)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2009 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$39	$357,564	$	$(73,107)	$(179)	$284,317

Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(648,330)	—	(45,504)	—	(693,834)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(33,807)	—	(1,549)	—	(35,356)
Proceeds from sale of wireless licenses and operating assets	—	2,965	—	—	—	2,965
Purchases of investments	—	(883,173)	—	—	—	(883,173)
Sales and maturities of investments	—	733,268	—	—	—	733,268
Investments in and advances to affiliates and consolidated subsidiaries	(267,105)	—	—	—	267,105	—
Other	—	58	—	280	—	338

Net cash used in investing activities	(267,105)	(829,019)	—	(46,773)	267,105	(875,792)

Financing activities:
Proceeds from issuance of long-term debt	—	1,057,474	—	—	—	1,057,474
Issuance of related party debt	—	(130,000)	—	130,000	—	—
Repayment of long-term debt	—	(877,500)	—	(20,404)	—	(897,904)
Payment of debt issuance costs	—	(16,200)	—	—	—	(16,200)
Capital contributions, net	267,105	267,105	—	—	(267,105)	267,105
Noncontrolling interest distribution	—	—	—	(179)	179	—
Other	—	(1,709)	—	—	—	(1,709)

Net cash provided by (used in) financing activities	267,105	299,170	—	109,417	(266,926)	408,766

Net increase (decrease) in cash and cash equivalents	39	(172,285)	—	(10,463)	—	(182,709)
Cash and cash equivalents at beginning of period	27	333,119	—	24,562	—	357,708

Cash and cash equivalents at end of period	$66	$160,834	$—	$14,099	$—	$174,999

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2008 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$1,033	$355,576	—	$(5,885)	$(78)	$350,646

Investing activities:
Acquisition of a business, net of cash acquired	—	(31,217)	—	—	—	(31,217)
Purchases of and change in prepayments for purchases of property and equipment	—	(622,008)	—	(179,546)	—	(801,554)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(75,780)	—	(2,671)	—	(78,451)
Return of deposit for wireless licenses	—	70,000	—	—	—	70,000
Purchases of investments	—	(598,015)	—	—	—	(598,015)
Sales and maturities of investments	—	521,168	—	11,300	—	532,468
Investments in and advances to affiliates and consolidated subsidiaries	(7,885)	—	—	—	7,885	—
Purchase of membership units of equity method investment	—	(1,033)	—	—	—	(1,033)
Other	(19)	(2,502)	—	345	—	(2,176)

Net cash used in investing activities	(7,904)	(739,387)	—	(170,572)	7,885	(909,978)

Financing activities:
Proceeds from issuance of long-term debt	242,500	293,250	—	—	—	535,750
Issuance of related party debt	(242,500)	74,025	—	168,475	—	—
Repayment of long-term debt	—	(9,000)	—	(1,500)	—	(10,500)
Payment of debt issuance costs	(1,049)	(6,609)	—	—	—	(7,658)
Capital contributions, net	7,885	7,885	—	—	(7,885)	7,885
Noncontrolling interest distribution	—	—	—	(78)	78	—
Other	—	(41,774)	—	—	—	(41,774)

Net cash provided by financing activities	6,836	317,777	—	166,897	(7,807)	483,703

Net decrease in cash and cash equivalents	(35)	(66,034)	—	(9,560)	—	(75,629)
Cash and cash equivalents at beginning of period	62	399,153	—	34,122	—	433,337

Cash and cash equivalents at end of period	$27	$333,119	$—	$24,562	$—	$357,708

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2007 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(1,166)	$312,990	$—	$(16,168)	$20,525	$316,181

Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(463,389)	—	(28,550)	—	(491,939)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(5,744)	—	452	—	(5,292)
Proceeds from sale of wireless licenses and operating assets	—	9,500	—	—	—	9,500
Purchases of investments	—	(642,513)	—	—	—	(642,513)
Sales and maturities of investments	—	530,956	—	—	—	530,956
Investments in and advances to affiliates and consolidated subsidiaries	(9,690)	(4,706)	—	—	9,690	(4,706)
Purchase of membership units of equity method investment	—	(18,955)	—	—	—	(18,955)
Other	1,022	(426)	—	(375)	—	221

Net cash used in investing activities	(8,668)	(595,277)	—	(28,473)	9,690	(622,728)

Financing activities:
Proceeds from issuance of long-term debt	—	370,480	—	—	—	370,480
Issuance of related party debt	—	(6,000)	—	6,000	—	—
Repayment of long-term debt	—	(9,000)	—	—	—	(9,000)
Payment of debt issuance costs	—	(7,757)	—	(8)	—	(7,765)
Capital contributions, net	9,690	9,690	—	29,405	(30,215)	18,570
Other	—	(5,213)	—	—	—	(5,213)

Net cash provided by financing activities	9,690	352,200	—	35,397	(30,215)	367,072

Net increase (decrease) in cash and cash equivalents	(144)	69,913	—	(9,244)	—	60,525
Cash and cash equivalents at beginning of period	206	329,240	—	43,366	—	372,812

Cash and cash equivalents at end of period	$62	$399,153	$—	$34,122	$—	$433,337

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Cricket Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholder’s equity present fairly, in all material respects, the financial position of Cricket Communications, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 11, to the consolidated financial statements, the company changed the manner in which it accounts for noncontrolling interests in a subsidiary in 2009.

/s/ PricewaterhouseCoopers LLP
San Diego, California
February 26, 2010

CRICKET COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$174,933	$357,681
Short-term investments	389,154	238,143
Restricted cash, cash equivalents and short-term investments	1,635	3,169
Due from Leap Wireless International, Inc., net	18,012	21,185
Inventories	107,912	99,086
Deferred charges	38,872	27,207
Other current assets	73,121	51,865

Total current assets	803,639	798,336
Property and equipment, net	2,121,092	1,842,716
Wireless licenses	1,921,973	1,841,798
Assets held for sale	2,381	45,569
Goodwill	430,101	430,101
Intangible assets, net	24,535	29,854
Other assets	76,976	75,905

Total assets	$5,380,697	$5,064,279

Liabilities and Stockholder’s Equity
Accounts payable and accrued liabilities	$310,370	$325,274
Current maturities of long-term debt	8,000	13,000
Other current liabilities	191,500	156,189

Total current liabilities	509,870	494,463
Long-term debt	2,485,318	2,316,025
Long-term debt due to Leap Wireless International, Inc.	242,500	242,500
Deferred tax liabilities	259,512	217,631
Other long-term liabilities	99,696	84,350

Total liabilities	3,596,896	3,354,969

Redeemable noncontrolling interests	71,632	71,879

Commitments and contingencies (Note 12)
Stockholder’s equity:
Common stock — authorized 1,000 shares, $.0001 par value; 100 shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	2,148,201	1,839,320
Accumulated deficit	(437,045)	(195,967)
Accumulated other comprehensive income (loss)	1,013	(5,922)

Total stockholder’s equity	1,712,169	1,637,431

Total liabilities and stockholder’s equity	$5,380,697	$5,064,279

See accompanying notes to consolidated financial statements.

CRICKET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Service revenues	$2,143,829	$1,709,101	$1,395,667
Equipment revenues	239,333	249,761	235,136

Total revenues	2,383,162	1,958,862	1,630,803

Operating expenses:
Cost of service (exclusive of items shown separately below)	609,006	488,298	384,128
Cost of equipment	561,262	465,422	405,997
Selling and marketing	411,564	294,917	206,213
General and administrative	349,724	326,870	266,548
Depreciation and amortization	410,697	331,421	302,114
Impairment of assets	639	177	1,368

Total operating expenses	2,342,892	1,907,105	1,566,368
Gain (loss) on sale or disposal of assets	(418)	(209)	902

Operating income	39,852	51,548	65,337
Equity in net income (loss) of investee	3,946	(298)	(2,309)
Interest income	3,601	14,551	28,901
Interest expense	(197,777)	(151,887)	(121,231)
Related party interest expense	(24,250)	(12,529)	—
Other income (expense), net	469	(7,492)	(6,107)
Loss on extinguishment of debt	(26,310)	—	—

Loss before income taxes	(200,469)	(106,107)	(35,409)
Income tax expense	(40,609)	(38,970)	(35,924)

Net loss	(241,078)	(145,077)	(71,333)
Accretion of redeemable noncontrolling interests, net of tax	(1,529)	(6,820)	(3,854)

Net loss attributable to common stockholder	$(242,607)	$(151,897)	$(75,187)

See accompanying notes to consolidated financial statements.

CRICKET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net loss	$(241,078)	$(145,077)	$(71,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	42,713	35,215	29,339
Depreciation and amortization	410,697	331,420	302,114
Accretion of asset retirement obligations	1,888	1,153	1,666
Non-cash interest items, net	8,357	13,057	(4,425)
Non-cash loss on extinguishment of debt	8,805	—	669
Deferred income tax expense	38,164	36,310	34,642
Impairment of assets	639	177	1,368
Impairment of short-term investments	—	7,538	5,440
(Gain) loss on sale or disposal of assets	418	209	(902)
Gain on extinguishment of asset retirement obligations	—	—	(6,089)
Equity in net (income) loss of investee	(3,946)	298	2,309
Changes in assets and liabilities:
Inventories and deferred charges	(20,491)	(60,899)	24,977
Other assets	(18,674)	(20,281)	31,161
Accounts payable and accrued liabilities	5,678	81,783	(52,881)
Other liabilities	50,488	75,838	18,692

Net cash provided by operating activities	283,658	356,741	316,747

Investing activities:
Acquisition of a business, net of cash acquired	—	(31,217)	—
Purchases of property and equipment	(699,525)	(795,678)	(504,770)
Change in prepayments for purchases of property and equipment	5,691	(5,876)	12,831
Purchases of and deposits for wireless licenses and spectrum clearing costs	(35,356)	(78,451)	(5,292)
Return of deposit for wireless licenses	—	70,000	—
Proceeds from sale of wireless licenses and operating assets	2,965	—	9,500
Purchases of investments	(883,173)	(598,015)	(642,513)
Sales and maturities of investments	733,268	532,468	530,956
Purchase of noncontrolling interest	—	—	(4,706)
Purchase of membership units of equity method investment	—	(1,033)	(18,955)
Change in restricted cash	958	(8,236)	(200)

Net cash used in investing activities	(875,172)	(916,038)	(623,149)

Financing activities:
Proceeds from issuance of long-term debt	1,057,474	535,750	370,480
Repayment of long-term debt	(897,904)	(10,500)	(9,000)
Payment of debt issuance costs	(16,200)	(7,658)	(7,765)
Noncontrolling interest contributions	—	—	8,880
Capital contributions, net	267,105	7,885	9,690
Other	(1,709)	(41,774)	(5,213)

Net cash provided by financing activities	408,766	483,703	367,072

Net increase (decrease) in cash and cash equivalents	(182,748)	(75,594)	60,670
Cash and cash equivalents at beginning of period	357,681	433,275	372,605

Cash and cash equivalents at end of period	$174,933	$357,681	$433,275

See accompanying notes to consolidated financial statements.

CRICKET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands)

			Accumulated
		Retained	Other
	Additional	Earnings	Comprehensive
	Paid-in	(Accumulated	Income
	Capital	Deficit)	(Loss)	Total

Balance at December 31, 2006	1,768,458	20,443	1,786	1,790,687
Components of comprehensive loss:
Net loss	—	(71,333)	—	(71,333)
Net unrealized holding losses on investments	—	—	(70)	(70)
Unrealized losses on derivative instruments	—	—	(10,391)	(10,391)

Comprehensive loss				(81,794)

Share-based compensation expense	29,227	—	—	29,227
Accretion of redeemable noncontrolling interests, net of tax	(3,854)	—	—	(3,854)
Capital contributions	9,690	—	—	9,690

Balance at December 31, 2007	1,803,521	(50,890)	(8,675)	1,743,956
Components of comprehensive loss:
Net loss	—	(145,077)	—	(145,077)
Net unrealized holding gains on investments, net of tax	—	—	273	273
Unrealized losses on derivative instruments	—	—	(1,471)	(1,471)
Swaplet amortization on derivative instruments, net of tax	—	—	3,951	3,951

Comprehensive loss				(142,324)

Share-based compensation expense	34,734	—	—	34,734
Accretion of redeemable noncontrolling interests, net of tax	(6,820)	—	—	(6,820)
Capital contributions	7,885	—	—	7,885

Balance at December 31, 2008	1,839,320	(195,967)	(5,922)	1,637,431
Components of comprehensive loss:
Net loss	—	(241,078)	—	(241,078)
Net unrealized holding gains on investments, net of tax	—	—	816	816
Swaplet amortization and reclassification of losses included in earnings on derivative instruments, including tax effect	—	—	6,119	6,119

Comprehensive loss				(234,143)

Share-based compensation expense	43,306	—	—	43,306
Accretion of redeemable noncontrolling interests, net of tax	(1,529)	—	—	(1,529)
Capital contributions	267,104	—	—	267,104

Balance at December 31, 2009	$2,148,201	$(437,045)	$1,013	$1,712,169

See accompanying notes to consolidated financial statements.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company

Cricket Communications, Inc. (“Cricket”), a Delaware corporation and wholly owned subsidiary of Leap Wireless International, Inc. (“Leap”), together with its subsidiaries, is a wireless communications carrier that offers digital wireless services in the United States under the “Cricket®” brand. Cricket service offerings provide customers with unlimited wireless services for a flat rate without requiring a fixed-term contract or a credit check. The Company’s primary service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Cricket service is also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”), a wholly owned subsidiary of LCW Wireless, LLC (“LCW Wireless”), and in the upper Midwest by Denali Spectrum Operations, LLC (“Denali Operations”), an indirect wholly owned subsidiary of Denali Spectrum, LLC (“Denali”). LCW Wireless and Denali are designated entities under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 70.7% non-controlling interest in LCW Operations through a 70.7% non-controlling interest in LCW Wireless, and owns an indirect 82.5% non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali. Cricket and its subsidiaries, including LCW Wireless and Denali, are collectively referred to herein as the “Company.”

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

On January 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) authoritative guidance for noncontrolling interests, which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of the authoritative guidance for distinguishing liabilities from equity. The guidance for noncontrolling interests also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Although the accounting treatment for certain of these interests has been modified, the Company continues to classify these noncontrolling interests in the mezzanine section of the consolidated balance sheets in accordance with the authoritative guidance for distinguishing liabilities from equity. The cumulative impact to the Company’s financial statements as a result of the adoption of the guidance for noncontrolling interests resulted in a $9.2 million reduction to stockholders’ equity, a $5.8 million reduction to deferred tax liabilities and a $15.0 million increase to redeemable noncontrolling interests (formerly referred to as minority interests) as of December 31, 2008. The Company has retrospectively applied the guidance for noncontrolling interests to all prior periods. See Note 11 for a further discussion regarding the Company’s adoption of the guidance for noncontrolling interests.

Principles of Consolidation

The consolidated financial statements include the operating results and financial position of Cricket and its wholly owned subsidiaries as well as the operating results and financial position of LCW Wireless and Denali and their wholly owned subsidiaries. The Company consolidates its non-controlling interests in LCW Wireless and Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and the Company will absorb a majority of their expected losses. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events

Effective June 15, 2009, the Company adopted the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the guidance did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 26, 2010, the date it issued these financial statements. During this period, the Company entered into an asset purchase and contribution agreement with various entities doing business as Pocket Communications (collectively, “Pocket”), as more fully described in Note 10.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. During 2008, the Company introduced two new product offerings to complement its Cricket Wireless service. Cricket Broadband, the Company’s unlimited mobile broadband service, allows customers to access the internet through their computers for a flat monthly rate with no long-term commitment or credit check. Cricket PAYGotm is a pay-as-you-go unlimited prepaid wireless service. Revenue for the Cricket Broadband service approximated 7% and 1% of consolidated revenues for the years ended December 31, 2009 and 2008, respectively. Revenue for the Cricket PAYGo service approximated 1% and less than 1% of consolidated revenues for the years ended December 31, 2009 and 2008. As of and for the years ended December 31, 2009, 2008 and 2007, all of the Company’s revenues and long-lived assets related to operations in the United States.

Revenues

The Company’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. In general, the Company’s customers are required to pay for their service in advance, while customers who first activated their service prior to May 2006 pay in arrears. Because the Company does not require customers to sign fixed-term contracts or pass a credit check, its services are available to a broader customer base than many other wireless providers and, as a result, some of its customers may be more likely to have service terminated due to an inability to pay. Consequently, the Company has concluded that collectibility of its revenues is not reasonably assured until payment has been received. Accordingly, service revenues are recognized only after services have been rendered and payment has been received.

When the Company activates service for a new customer, it frequently sells that customer a handset and the first month of service in a bundled transaction. Under the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a handset along with a month of wireless service constitutes a multiple element arrangement. Under the guidance, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying the guidance to these transactions results in the Company recognizing the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

Equipment revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. In addition to handsets that the Company sells directly to its customers at Cricket-owned stores, the Company also sells handsets to third-party dealers, including mass-merchant retailers. These dealers then sell the handsets to the ultimate Cricket customer, and that customer also receives a free period of service in a bundled transaction (similar to the sale made at a Cricket-owned store). Sales of handsets to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions ultimately available to such dealers is not reliably estimable until the

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

handsets are sold by such dealers to customers. Thus, handsets sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the handsets are recorded as deferred charges upon shipment by the Company. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

Through a third-party provider, the Company’s customers may elect to participate in an extended handset warranty/insurance program. The Company recognizes revenue on replacement handsets sold to its customers under the program when the customer purchases a replacement handset.

Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage, and customer returns of handsets and accessories have historically been insignificant.

Amounts billed by the Company in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue since collectibility of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to handsets sold to third-party dealers.

Federal Universal Service Fund, E-911 and other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees, as well as sales, use and excise taxes that are assessed and collected, net of amounts remitted.

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

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

The Company has adopted the authoritative guidance for fair value measurements, which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with the guidance for fair value measurements. See Note 3 for a further discussion regarding the Company’s measurement of assets and liabilities at fair value.

The Company’s adoption of the guidance for fair value measurements for its financial assets and liabilities did not have a material impact on its consolidated financial statements. Effective January 1, 2009, the Company adopted the guidance for fair value measurements for its non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of the guidance for the Company’s non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material impact on its financial condition and results of operations.

Due From Leap Wireless International, Inc., Net

The Company pays certain general and administrative expenses on behalf of Leap. Such amounts are billed by the Company to Leap and are recorded in due from Leap Wireless International, Inc., net on the consolidated balance sheets.

Inventories

Inventories consist of handsets and accessories not yet placed into service and units designated for the replacement of damaged customer handsets, and are stated at the lower of cost or market using the first-in, first-out method.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the years ended December 31, 2009 and 2008, the Company capitalized interest of $20.8 million and $52.7 million, respectively, to property and equipment.

In accordance with the authoritative guidance for accounting for costs of computer software developed or obtained for internal use, certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 31, 2009 and 2008, the Company capitalized internal use software costs of $69.1 million and $22.5 million, respectively, to property and equipment, and amortized internal use software costs of $21.3 million and $18.0 million, respectively.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of December 31, 2009 and 2008, there was no property or equipment classified as assets held for sale.

Wireless Licenses

The Company, LCW Wireless and Denali operate broadband Personal Communications Services (“PCS”) and Advanced Wireless Services (“AWS”) networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to provide and expects its subsidiaries and consolidated joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, the Company also tests its wireless licenses for impairment in accordance with the authoritative guidance for goodwill and other intangible assets on an annual basis. As of December 31, 2009 and 2008, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.9 billion and $1.8 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. As of December 31, 2009 and 2008, wireless licenses with a carrying value of $2.4 million and $45.6 million respectively, were classified as assets held for sale, as more fully described in Note 10.

Portions of the AWS spectrum that the Company and Denali Spectrum License Sub, LLC (“Denali License Sub”) (an indirect wholly owned subsidiary of Denali) were awarded in Auction #66 were subject to use by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. In connection with the launch of new markets over the past two years, the Company and Denali worked with several incumbent government and commercial licensees to clear AWS spectrum. The Company’s and Denali’s spectrum clearing costs have been capitalized to wireless licenses as incurred. During the years ended December 31, 2009 and 2008, the Company and Denali incurred approximately $8.2 million and $7.9 million, respectively, in spectrum clearing costs.

Goodwill and Intangible Assets

Goodwill primarily represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Certain of the Company’s intangible assets were also recorded upon adoption of fresh-start reporting and now consist of trademarks which are being amortized on a straight-line basis over their estimated useful lives of 14 years. Customer relationships acquired in connection with the Company’s acquisition of Hargray Wireless, LLC (“Hargray Wireless”) in 2008 are amortized on an accelerated basis over a useful life of up to four years. As of December 31, 2009 and 2008, there were no intangible assets classified as assets held for sale.

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

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. In addition, and as more fully described below, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for goodwill and other

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted each year during the three months ended September 30.

Wireless Licenses

The Company’s wireless licenses in its operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company’s operating markets. As of December 31, 2009, the carrying values of the Company’s operating and non-operating wireless licenses were $1,890.9 million and $31.1 million, respectively. An impairment loss is recognized on the Company’s operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on the Company’s non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, the Company recorded impairment charges of $0.6 million, $0.2 million and $1.0 million during the years ended December 31, 2009, 2008 and 2007, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. As more fully described below, the fair value of these non-operating wireless licenses was determined using Level 3 inputs in accordance with the authoritative guidance for fair value measurements. As of September 30, 2009, the aggregate fair value and carrying value of these non-operating wireless licenses was $9.1 million and $9.7 million, respectively. No impairment charges were recorded for the Company’s operating wireless licenses as the aggregate fair value of these licenses exceeded the aggregate carrying value.

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

As more fully described above, the most significant assumption used to determine the fair value of the Company’s wireless licenses is comparable sales transactions. Other assumptions used in determining fair value include developments or changes in legal, regulatory and technical matters as well as demographic and economic factors. Changes in comparable sales prices would generally result in a corresponding change in fair value. For example, a ten percent decline in comparable sales prices would generally result in a ten percent decline in fair value. However, a decline in comparable sales would likely require further adjustment to fair value to capture more recent macro-economic changes and changes in the demographic and economic characteristics unique to the Company’s wireless licenses, such as population size, composition, growth rate and density, household and disposable income, and the extent of the wireless-centric workforce in the markets covered by its wireless licenses. Spectrum auctions and comparables sales transactions in recent periods have resulted in modest increases to the aggregate fair value of the Company’s wireless licenses as increases in fair value in larger markets were slightly offset by decreases in fair value in markets with lower population densities. In addition, favorable developments in technical matters such as spectrum clearing and handset availability have positively impacted the fair value of a significant portion of the Company’s wireless licenses. Partially offsetting these increases in value were demographic and economic-related adjustments that were required to capture current economic developments.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These demographic and economic factors resulted in a decline in fair value for certain of the Company’s wireless licenses.

As a result of the valuation analysis discussed above, the fair value of the Company’s wireless licenses determined in its 2009 annual impairment test increased by approximately 5% from its annual impairment test performed in September 2008 (as adjusted to reflect the effects of the Company’s acquisitions and dispositions of wireless licenses during the period). As of the Company’s 2009 annual impairment test, the fair value of its wireless licenses significantly exceeded their carrying value. The aggregate fair value of the Company’s individual wireless licenses was $2,425.1 million, which when compared to their respective aggregate carrying value of $1,919.3 million, yielded significant excess fair value.

As of the Company’s 2009 annual impairment test, the aggregate fair value and carrying value of its individual operating wireless licenses was $2,388.5 million and $1,889.3 million, respectively. If the fair value of the Company’s operating wireless licenses had declined by 10% in such impairment test, it would not have recognized any impairment loss. As of the Company’s 2009 annual impairment test, the aggregate fair value and carrying value of its individual non-operating wireless licenses was $36.6 million and $30.0 million, respectively. If the fair value of the Company’s non-operating wireless licenses had declined by 10% in such impairment test, it would have recognized an impairment loss of approximately $1.7 million.

As of December 31, 2009, the Company evaluated whether any triggering events or changes in circumstances occurred subsequent to its 2009 annual impairment test of its wireless licenses that indicated that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in the Company’s business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated that an impairment condition existed as of December 31, 2009.

Goodwill

The Company assesses its goodwill for impairment annually at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the book value of the Company’s net assets to its fair value. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any.

In connection with the annual test in 2009, the Company based its determination of fair value primarily upon Leap’s average market capitalization for the month of August, plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. The Company considered the month of August to be an appropriate period over which to measure average market capitalization in 2009 because trading prices during that period reflected market reaction to the Company’s most recently announced financial and operating results announced early in the month of August.

In conducting the annual impairment test during the third quarter of 2009, the Company applied a control premium of 30% to Leap’s average market capitalization. The Company believes that consideration of a control premium is customary in determining fair value, and is contemplated by applicable accounting guidance. The Company believes that its consideration of a control premium was appropriate because its believes that Leap’s market capitalization does not fully capture the fair value of the business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in the Company. The Company determined the amount of the control premium as part of its third quarter 2009 testing based upon its relevant transactional experience, a review of recent comparable telecommunications transactions and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving the Company could be higher or lower than the control premium the Company applied. Based upon the

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s annual impairment test conducted during the third quarter of 2009, it determined that no impairment existed.

The carrying value of the Company’s goodwill was $430.1 million as of December 31, 2009. As of December 31, 2009, the Company evaluated whether any triggering events or changes in circumstances had occurred subsequent to its annual impairment test that would indicate an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse changes in legal factors or in the Company’s business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2009.

Since management’s evaluation of the criteria more fully described above, the competition in markets in which the Company operates has continued to intensify. If this competition or other factors were to cause significant changes in the Company’s actual or projected financial or operating performance, this could constitute a triggering event which would require it to perform an interim goodwill impairment test prior to its next annual impairment test, possibly as soon as the first quarter of 2010. If the first step of the interim impairment test were to indicate that a potential impairment existed, the Company would be required to perform the second step of the goodwill impairment test, which would require it to determine the fair value of its net assets and could require it to recognize a material non-cash impairment charge that could reduce all or a portion of the carrying value of its goodwill of $430.1 million.

Derivative Instruments and Hedging Activities

The Company historically entered into interest rate swap agreements with respect to the senior secured credit facilities under its former amended and restated credit agreement (the “Credit Agreement”). The Company entered into these derivative contracts to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. The Company did not use derivative instruments for trading or other speculative purposes. In connection with its issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, the Company terminated the Credit Agreement and repaid all amounts outstanding thereunder and, in connection therewith, unwound its associated interest rate swap agreements, as more fully described in Note 5. Accordingly, the Company no longer held interest rate swaps as of December 31, 2009.

The Company recorded all derivatives in other assets or other liabilities on its consolidated balance sheets at fair value. If the derivative was designated as a cash flow hedge and the hedging relationship qualified for hedge accounting, the effective portion of the change in fair value of the derivative was recorded in other comprehensive income (loss) and was recorded as interest expense when the hedged debt affected interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in the fair values of derivative instruments not qualifying for hedge accounting were recognized in interest expense in the period of the change.

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

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. The carrying value of the Company’s equity method investee, in which it owns approximately 20% of the outstanding membership units, was $21.3 million and $17.4 million as of December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Company’s share of its equity method investee income was $3.9 million. During the years ended December 31, 2008 and 2007, the Company’s share of its equity method investee losses was $0.3 million and $2.3 million, respectively.

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

Operating Leases

Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other long-term liabilities in the consolidated balance sheets. Rent expense totaled $234.8 million, $179.9 million and $129.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s asset retirement obligations as of and for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended
	December 31,
	2009	2008

Asset retirement obligations, beginning of year	$16,997	$15,813
Liabilities incurred	7,434	3,079
Liabilities settled(1)	—	(3,048)
Accretion expense	1,888	1,153
Decommissioned sites	(570)	—

Asset retirement obligations, end of year	$25,749	$16,997

(1)	The Company negotiated amendments to agreements that reduced its liability for the removal of equipment on certain of its cell sites at the end of the lease term, resulting in a reduction to its liability of $3.0 million in 2008.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $151.2 million, $101.0 million and $63.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Share-Based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2009.

Income Taxes

The Company is included in Leap’s consolidated federal tax return and, where applicable, joins in the Leap consolidated or combined group for state tax purposes. Accordingly, the Company does not pay income taxes on a standalone basis in many of the jurisdictions in which it operates; however, it accounts for income taxes using the separate return method pursuant to the authoritative guidance for income taxes. The Company calculates income taxes in each of the jurisdictions in which it operates. This process involves calculating current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss (“NOL”) carryforwards, capital loss carryforwards and income tax credits.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. The Company has substantial federal and state NOLs for income tax purposes. Under the Internal Revenue Code, subject to certain requirements, the Company may “carry forward” its federal NOLs for up to a 20-year period to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. Included in the Company’s deferred tax assets as of December 31, 2009 were federal NOL carryforwards of approximately $1.5 billion (which begin to expire in 2022) and state NOL carryforwards of approximately $1.5 billion ($21.9 million of which will expire at the end of 2010). While these NOL carryforwards have a potential value of approximately $570 million in tax savings, there is no assurance we will be able to realize such tax savings.

If the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions, at a time when its market capitalization was below a certain level, its ability to utilize these NOLs to offset future taxable income could be significantly limited. In general terms, a change in ownership can occur whenever there is a shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period.

The determination of whether an ownership change has occurred is complex and it requires significant judgement. If an ownership change for purposes of Section 382 were to occur, it could significantly limit the amount of NOL carryforwards that the Company could utilize on an annual basis, thus accelerating cash tax payments it would have to make and possibly causing these NOLs to expire before it could fully utilize them. As a result, any restriction on the Company’s ability to utilize these NOL carryforwards could have a material impact on its future cash flows.

None of the Company’s NOL carryforwards are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of a Section 382 limitation will be removed from deferred tax assets with a corresponding reduction to valuation allowance. Since the Company currently maintains a full valuation allowance against its federal and state NOL carryforwards, it is not expected that any possible limitation would have a current impact on its net income.

To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2009, the Company weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax (“TMT”) credit. The Company will continue to closely monitor the positive and negative factors to assess whether it is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company’s tax provision. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

In accordance with the authoritative guidance for business combinations, which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

The Company’s unrecognized income tax benefits and uncertain tax positions have not been material in any period. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense; however, such amounts have not been material in any period. All of the Company’s tax years from 1998 to 2009 remain open to examination by federal and state taxing authorities. In July 2009, the federal

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examination of the Company’s 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2009, the FASB revised the authoritative guidance for the consolidation of variable interest entities, which will be effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The revised authoritative guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The revised guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables, which will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. The revised guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The revised guidance retains the criteria of the superseded guidance for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but eliminates the requirement that all undelivered elements must have vendor-specific objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement revenue that is attributable to items that already have been delivered. In addition, the revised guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though the selling price of such deliverables may not be sold separately. As a result, the revised guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the previous requirements. The revised guidance is not expected to have a material impact on the Company’s consolidated financial statements.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Fair Value of Financial Instruments

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of December 31, 2009 or 2008.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities as of December 31, 2009 and 2008 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies, a majority of its short-term investments in commercial paper and, as of December 31, 2008, its interest rate swaps.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 asset as of December 31, 2009 and 2008 comprised its short-term investment in asset-backed commercial paper.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of December 31, 2009 and 2008 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$—	$152,165	$—	$152,165
Short-term investments	—	386,423	2,731	389,154

Total	$—	$538,588	$2,731	$541,319

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$—	$329,657	$—	$329,657
Short-term investments	—	236,893	1,250	238,143

Total	$—	$566,550	$1,250	$567,800

Liabilities:
Interest rate swaps	$—	$(11,045)	$—	$(11,045)

Total	$—	$(11,045)	$—	$(11,045)

Cash equivalents in the tables above are reported as a component of cash and cash equivalents on the consolidated balance sheets.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands).

	Year Ended
	December 31,
	2009	2008

Beginning balance, January 1	$1,250	$16,200
Total gains (losses) (realized/unrealized):
Included in net loss	$667	$(7,613)
Included in comprehensive loss	1,680	—
Settlements	(866)	(7,337)
Transfers in (out) of Level 3	—	—

Ending balance, December 31	$2,731	$1,250

The unrealized gains included in comprehensive loss in the table above are presented in accumulated other comprehensive income (loss) in the consolidated balance sheets. The realized gains (losses) included in net loss in the table above are presented in other expense, net in the consolidated statements of operations.

Cash Equivalents and Short-Term Investments

As of December 31, 2009 and 2008, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time to maturity factors. Such investments are therefore considered to be Level 2 items. The fair value of the Company’s investment in asset-backed commercial paper is determined using primarily unobservable inputs that cannot be corroborated by market data, primarily consisting of indicative bids from potential purchasers.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities were comprised as follows as of December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009
	Cost	Fair Value

Money markets and certificates of deposits	$79,201	$79,201
Commercial paper	108,955	108,952
Asset-backed commercial paper	1,051	2,731
U.S. government or government agency securities	350,402	350,435

	$539,609	$541,319

	As of December 31, 2008
	Cost	Fair Value

Money markets and certificates of deposits	$159,708	$159,708
Commercial paper	125,850	125,866
Asset-backed commercial paper	1,250	1,250
U.S. government or government agency securities	280,596	280,976

	$567,404	$567,800

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

As more fully described in Note 5, the Company repaid all amounts outstanding under its Credit Agreement on June 5, 2009 and, in connection therewith, unwound its associated interest rate swap agreements. As of December 31, 2009, the Company had no interest rate swap agreements.

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt, with the exception of its intercompany loan due to Leap Wireless International, Inc., is determined using quoted prices in active markets and was $2,749.5 million and $2,305 million as of December 31, 2009 and 2008, respectively. The fair value of the Company’s intercompany loan due to Leap is equal to its carrying value.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	As of December 31,
	2009	2008

Other current assets:
Accounts receivable, net(1)	$37,456	$31,177
Prepaid expenses	21,026	19,284
Other	14,639	1,404

	$73,121	$51,865

Property and equipment, net:(2)
Network equipment	$2,722,863	$1,911,173
Computer hardware and software	246,546	203,274
Construction-in-progress	303,167	574,773
Other	101,616	60,096

	3,374,192	2,749,316
Accumulated depreciation	(1,253,100)	(906,600)

	$2,121,092	$1,842,716

Intangible assets, net:(3)
Customer relationships	$7,347	$7,347
Trademarks	37,000	37,000

	44,347	44,347
Accumulated amortization customer relationships	(5,496)	(2,820)
Accumulated amortization trademarks	(14,316)	(11,673)

	$24,535	$29,854

Accounts payable and accrued liabilities:
Trade accounts payable	$180,711	$201,843
Accrued payroll and related benefits	47,651	50,462
Other accrued liabilities	82,008	72,969

	$310,370	$325,274

Other current liabilities:
Deferred service revenue(4)	$82,403	$62,998
Deferred equipment revenue(5)	28,218	20,614
Accrued sales, telecommunications, property and other taxes payable	33,776	32,799
Accrued interest	41,913	32,687
Other	5,190	7,091

	$191,500	$156,189

(1)	Accounts receivable, net consists primarily of amounts billed to third-party dealers for handsets and accessories net of an allowance for doubtful accounts.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	As of December 31, 2009 and 2008, approximately $8.5 million of assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $3.8 million and $3.2 million as of December 31, 2009 and 2008, respectively.

(3)	Amortization expense for intangible assets, net for the years ended December 31, 2009, 2008 and 2007 was $5.3 million, $23.6 million and $33.7 million, respectively. Estimated amortization expense for intangible assets for 2010 is $4.1 million, for 2011 is $3.0 million, for 2012 is $2.7 million, for 2013 is $2.6 million, for 2014 is $2.6 million and is $9.5 million thereafter.

(4)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(5)	Deferred equipment revenue relates to devices sold to third-party dealers.

Supplementary Cash Flow Information (in thousands):

	December 31,
	2009	2008	2007

Supplementary disclosure of cash flow information:
Cash paid for interest	$211,468	$178,880	$161,280
Cash paid for income taxes	$1,950	$1,914	$506
Supplementary disclosure of non-cash investing activities:
Contribution of wireless licenses	$—	$—	$25,130
Supplementary disclosure of non-cash financing activities:
Assets acquired through capital lease arrangements	$—	$—	$40,799

Note 5.	Long-Term Debt

Long-term debt at December 31, 2009 and 2008 was comprised of the following (in thousands):

	As of December 31,
	2009	2008

Term loans under senior secured credit facilities	$18,096	$916,000
Unamortized deferred lender fees	—	(4,527)
Unsecured senior notes due 2014 and 2015	1,400,000	1,400,000
Unamortized premium on $350 million unsecured senior notes due 2014	15,111	17,552
Senior secured notes due 2016	1,100,000	—
Unamortized discount on $1,100 million senior secured notes due 2016	(39,889)	—

	2,493,318	2,329,025
Current maturities of long-term debt	(8,000)	(13,000)

	$2,485,318	$2,316,025

Long-term debt due to Leap Wireless International, Inc. due 2014	$242,500	$242,500

Senior Secured Credit Facilities

Cricket Communications

In connection with its issuance of $1,100 million of senior secured notes due 2016 on June 5, 2009, as more fully described below, the Company repaid all principal amounts outstanding under its Credit Agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, paid a prepayment premium of $17.5 million and paid $8.5 million in connection with the unwinding of associated interest rate swap

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements. In connection with such repayment, the Company terminated the Credit Agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the Company’s Credit Agreement, it recognized a $26.3 million loss on extinguishment of debt during the year ended December 31, 2009, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with the Company’s interest rate swaps.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans in an aggregate outstanding principal amount of approximately $18.1 million as of December 31, 2009. The loans bear interest at LIBOR plus the applicable margin (ranging from 2.70% to 6.33%). At December 31, 2009, the effective interest rate on the term loans was 5.0%.

In December 2009, LCW Operations amended the senior secured credit agreement to adjust the minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), financial covenant. In connection with the amendment, LCW Operations was required to make a $17 million principal payment and the maturity date was brought forward three months to March 2011. Outstanding borrowings under the senior secured credit agreement are due in quarterly installments of approximately $2 million with an aggregate final payment of approximately $10 million due in March 2011. LCW Wireless’ working capital needs and debt service requirements are expected to be met through cash generated from its operations.

The obligations under the senior secured credit agreement are guaranteed by LCW Wireless and LCW License (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the senior secured credit agreement are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt or sell assets. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of December 31, 2009.

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the Securities and Exchange Commission (“SEC”). In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium the Company received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At December 31, 2009, the effective interest rate on the $350 million of senior notes was 9.0%, which includes the effect of the premium amortization.

The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears, which interest payments commenced in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2009, the effective interest rate on the notes was 8.0%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in November 2009. The notes are guaranteed on a senior secured basis by Leap and each of its direct and indirect existing domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) and any future wholly owned domestic restricted subsidiary that guarantees any indebtedness of Cricket or a guarantor of the notes. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ senior secured obligations and are equal in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated indebtedness.

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

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the private placement of the notes, the Company entered into a registration rights agreement with the purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provided that additional interest would accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. The Company filed a Registration Statement on Form S-4 with the SEC on October 15, 2009 pursuant to this registration rights agreement, the registration statement was declared effective on November 9, 2009 and the exchange offer was consummated on December 11, 2009. Accordingly, the Company has no obligation to pay additional interest on the notes.

Intercompany Loan Due to Leap Wireless International, Inc.

In June 2008, Leap loaned the Company $242.5 million of the net proceeds Leap received from its issuance of $250 million of unsecured convertible senior notes. This intercompany loan due 2014 bears interest at a rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced by the Company in January 2009. Such interest payments due are recorded in due from Leap Wireless International, Inc., net on the consolidated balance sheets. The convertible notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced by Leap in January 2009. In the event the notes are converted by note holders, Leap will convert the intercompany loan to an equity contribution to the Company.

The aggregate maturities of the Company’s long-term debt obligations, excluding the effects of premium amortization on its $350 million of 9.375% unsecured senior notes due 2014 and discount accretion on its $1,100 million of 7.75% senior secured notes due 2016, are as follows:

Years Ended December 31:

2010	$8,000
2011	10,096
2012	—
2013	—
2014	1,342,500
Thereafter	1,400,000

Total	$2,760,596

Note 6.	Income Taxes

The components of the Company’s income tax provision are summarized as follows (in thousands):

	December 31,
	2009	2008	2007

Current provision:
Federal	$—	$—	$(422)
State	2,445	2,660	1,704

	2,445	2,660	1,282

Deferred provision:
Federal	36,537	32,416	37,736
State	1,627	3,894	(3,094)

	38,164	36,310	34,642

	$40,609	$38,970	$35,924

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the consolidated statements of operations is summarized as follows (in thousands):

	December 31,
	2009	2008	2007

Amounts computed at statutory federal rate	$(69,592)	$(38,963)	$(13,496)
Non-deductible expenses	865	2,473	2,910
State income tax expense (benefit), net of federal income tax impact	3,218	5,603	(950)
Net tax expense related to joint venture	1,384	2,375	1,337
Change in valuation allowance	104,734	67,482	46,123

	$40,609	$38,970	$35,924

The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$556,034	$386,248
Wireless licenses	33,780	17,913
Capital loss carryforwards	1,510	1,621
Reserves and allowances	16,006	13,002
Share-based compensation	31,053	16,685
Deferred charges	39,583	35,254
Investments and deferred tax on unrealized losses	9,669	19,158
Other	7,630	12,801

Gross deferred tax assets	695,265	502,682
Deferred tax liabilities:
Intangible assets	(12,903)	(10,012)
Property and equipment	(151,868)	(81,318)
Other	(513)	—

Net deferred tax assets	529,981	411,352
Valuation allowance	(527,948)	(408,903)
Other deferred tax liabilities:
Wireless licenses	(236,409)	(205,474)
Goodwill	(13,540)	(11,093)
Investment in joint venture	(6,398)	(2,702)

Net deferred tax liabilities	$(254,314)	$(216,820)

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are reflected in the consolidated balance sheets as follows (in thousands):

	As of December 31,
	2009	2008

Current deferred tax assets (included in other current assets)	$5,198	$811
Long-term deferred tax liabilities	(259,512)	(217,631)

	$(254,314)	$(216,820)

Except with respect to the $2.0 million and $2.4 million TMT credit outstanding as of December 31, 2009 and 2008, respectively, the Company established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company’s historical operating losses. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period. Since it has recorded a valuation allowance against the majority of its deferred tax assets, the Company carries a net deferred tax liability on its balance sheet. During the year ended December 31, 2009, the Company recorded a $119.0 million increase to its valuation allowance which primarily consists of $104.7 million and $8.5 million related to the impact of 2009 federal and state taxable losses, respectively. During the year ended December 31, 2008, the Company recorded a $129.7 million increase to its valuation allowance, which primarily consisted of $66.7 million and $6.8 million related to the impact of 2008 federal and state taxable losses, respectively, and $43.9 million attributable to a claim filed with the Internal Revenue Service (“IRS”) in 2008 for additional tax deductions that was sustained during IRS examination.

At December 31, 2009, the Company estimated it had federal NOL carryforwards of approximately $1.5 billion (which begin to expire in 2022) and state NOL carryforwards of approximately $1.5 billion ($21.9 million of which will expire at the end of 2010). In addition, the Company had federal capital loss carryforwards of approximately $4.0 million (which begin to expire in 2012). Included in the Company’s federal and state net operating loss carryforwards are $28.7 million of losses which, when utilized, will increase additional paid-in capital by approximately $10.9 million.

In accordance with the authoritative guidance for business combinations, which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

Note 7.	Stockholder’s Equity

Leap is listed for trading on the NASDAQ Global Select Market under the symbol “LEAP.” The Company is a wholly owned subsidiary of Leap and Leap is the sole stockholder of the Company. The proceeds from all sales by Leap of its common stock are contributed by Leap to the Company as capital contributions.

Note 8.	Share-Based Compensation

Leap allows for the grant of stock options, restricted stock awards and deferred stock units to employees, independent directors and consultants under its 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”) and its 2009 Employment Inducement Equity Incentive Plan (the “2009 Plan”). The Company’s employees participate in the 2004 Plan. As of December 31, 2009, a total of 9,600,000 aggregate shares of common stock were reserved for issuance under the 2004 Plan and 2009 Plan, of which 1,157,562 shares of common stock were available for future awards. Certain of Leap stock options and restricted stock awards include both a service condition and a performance condition that relates only to the timing of vesting. These stock options and restricted stock awards generally vest in full five years from the grant date. These awards also provide for the possibility of annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance conditions. In addition, Leap has granted stock options and restricted stock awards that vest periodically over a fixed term, usually four years. These awards do not contain any performance conditions. Share-based awards also generally provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan and 2009 Plan) and, in some cases, if additional conditions are met. The stock options are exercisable for up to ten years from the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. No share-based compensation expense has been capitalized as part of inventory or fixed assets.

Stock Options

The estimated fair value of Leap stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2009 and 2008 was $14.83 and $22.28 per share, respectively, which was estimated using the following weighted-average assumptions:

	As of December 31,
	2009	2008

Expected volatility	54%	51%
Expected term (in years)	5.75	6.0
Risk-free interest rate	2.15%	2.80%
Expected dividend yield	—	—

The determination of the fair value of stock options using an option valuation model is affected by Leap’s stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on a combination of the historical volatility of Leap common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with Leap’s historical volatility because of the lack of sufficient relevant history for Leap common stock equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates at the end of the period in which the grant occurred appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by Leap.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of Leap stock option award activity as of and for the years ended December 31, 2008 and 2007 is as follows (in thousands, except per share data):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number of	Price per	Contractual	Aggregate
	Shares	Share	Term	Intrinsic Value
		(In years)

Options outstanding at December 31, 2007	3,374	$45.12	8.28	$28,419

Options exercisable at December 31, 2007	270	$38.71	7.85	$3,370

Options granted	1,392	$43.61
Options forfeited	(129)	48.75
Options exercised	(229)	27.03

Options outstanding at December 31, 2008	4,408	$45.48	8.04	$679

Options exercisable at December 31, 2008	1,004	$34.44	6.61	$213

Options granted	791	$28.74
Options forfeited	(228)	44.30
Options exercised	(35)	28.38

Options outstanding at December 31, 2009	4,936	$42.97	7.08	$247

Options exercisable at December 31, 2009	1,596	$40.15	6.16	$—

As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2009, total unrecognized compensation cost related to unvested stock options was $45.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Upon option exercise, Leap issues new shares of common stock. Cash received from stock option exercises was $1.0 million and $6.2 million during the years ended December 31, 2009 and 2008, respectively. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a valuation allowance on its deferred tax assets, as more fully described in Note 6. The total intrinsic value of stock options exercised was $0.1 million during the year ended December 31, 2009.

Restricted Stock

Under guidance for share-based payments, the fair value of Leap restricted stock awards is based on the grant date fair value of Leap common stock. Prior to 2009, all restricted stock awards were granted with a purchase price of $0.0001 per share. During 2009, all restricted stock awards were granted with no purchase price. The weighted-average grant date fair value of the restricted stock awards was $41.17 and $48.60 per share during the years ended December 31, 2009 and 2008, respectively.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of Leap restricted stock award activity as of and for the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share

Restricted stock awards outstanding at December 31, 2007	1,405	42.70
Shares issued	593	43.13
Shares forfeited	(49)	50.94
Shares vested	(572)	28.25

Restricted stock awards outstanding at December 31, 2008	1,377	48.60
Shares issued	627	27.76
Shares forfeited	(98)	43.46
Shares vested	(175)	50.33

Restricted stock awards outstanding at December 31, 2009	1,731	$41.17

The following table summarizes information about restricted stock awards that vested during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Fair value on vesting date of vested restricted stock awards	$3,912	$24,104	$10,525

At December 31, 2009, total unrecognized compensation cost related to unvested restricted stock awards was $42.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The terms of the restricted stock grant agreements allow Leap to repurchase unvested shares at the option, but not the obligation, of Leap for a period of sixty days, commencing ninety days after the employee has a termination event. If Leap elects to repurchase all or any portion of the unvested shares, it may do so at the original purchase price per share.

Employee Stock Purchase Plan

Leap’s Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of Leap common stock during a specified offering period. The Company’s employees participate in the ESP Plan. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares under the ESP Plan, subject to certain limitations. A total of 800,000 shares of Leap common stock were reserved for issuance under the ESP Plan, and a total of 531,607 shares remained available for issuance under the ESP Plan as of December 31, 2009. The most recent offering period under the ESP Plan was from July 1, 2009 through December 31, 2009.

Deferred Stock Units

Under the guidance for share-based payments, the fair value of Leap deferred stock units is based on the grant date fair value of the common stock. No deferred stock units were granted during the years ended December 31, 2009, 2008 or 2007.

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Share-Based Compensation Expense

Total share-based compensation expense related to all of the Company’s share-based awards for the years ended December 31, 2009, 2008 and 2007 was allocated as follows (in thousands):

	Year Ended December 31,
	2009	2008	2006

Cost of service	$3,546	$3,060	$2,156
Selling and marketing expenses	6,264	4,580	3,330
General and administrative expenses	32,903	27,575	23,853

Share-based compensation expense	$42,713	$35,215	$29,339

Note 9.	Employee Savings and Retirement Plan

The Company’s 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contributions were approximately $4,819,000, $2,796,000 and $1,571,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 10.	Significant Acquisitions and Dispositions

In April 2008, the Company completed the purchase of Hargray Communications Group’s wireless subsidiary, Hargray Wireless, LLC (“Hargray Wireless”), for $31.2 million, including acquisition-related costs of $0.7 million. Hargray Wireless owned a 15 MHz wireless license covering approximately 0.7 million potential customers and operated a wireless business in Georgia and South Carolina. The acquisition was accounted for under the purchase method of accounting and the Company recorded goodwill of approximately $4.3 million.

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

On January 8, 2010, the Company contributed certain non-operating wireless licenses in West Texas with a carrying value of approximately $2.4 million to a joint venture in exchange for an 8.8% ownership interest in the joint venture.

On February 22, 2010, the Company entered into an asset purchase and contribution agreement with Pocket, pursuant to which it and Pocket agreed to contribute substantially all of their wireless spectrum and operating assets in South Texas to a joint venture controlled by the Company. The Company will own approximately 76% of the joint venture and Pocket will own approximately 24%. Immediately prior to the closing the Company will purchase specified assets from Pocket for approximately $38 million in cash, which assets will also be contributed to the joint venture. Following the closing, Pocket will have the right to put, and the Company will have the right to call, all of Pocket’s membership interests in the joint venture (which rights will generally be exercisable by either party after 3 1/2 years). In addition, in the event of a change of control of Leap, Pocket will be obligated to sell to the Company all

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its membership interests in the joint venture. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC.

Note 11.	Arrangements with Variable Interest Entities

As described in Note 2, the Company consolidates its interests in LCW Wireless and Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and the Company will absorb a majority of their expected losses. LCW Wireless, Denali and their respective subsidiaries are not guarantors of the Company’s secured and unsecured senior notes. Both entities offer (through wholly owned subsidiaries) Cricket service and, accordingly, are generally subject to the same risks in conducting operations as the Company.

On January 1, 2009, the Company adopted the provisions of the authoritative guidance for noncontrolling interests. The guidance changed the accounting treatment and classification with respect to certain ownership interests held by the Company in LCW Wireless and Denali. As a result of the adoption of the guidance, the Company has not allocated losses to certain of its minority partners, but rather has recorded accretion (or mark-to-market) charges to bring its minority partners’ interests to their estimated redemption values at each reporting period. In addition, the Company now classifies these accretion charges as a component of consolidated net income (loss) available to its common stockholder rather than as a component of net income (loss). Although the accounting treatment for certain of these interests has been modified, the Company continues to classify these noncontrolling interests in the mezzanine section of the consolidated balance sheets in accordance with the authoritative guidance for distinguishing liabilities from equity. The cumulative impact to the Company’s consolidated financial statements as a result of the adoption of the guidance for noncontrolling interests resulted in a $9.2 million reduction to stockholders equity, a $5.8 million reduction to deferred tax liabilities and a $15.0 million increase to redeemable noncontrolling interests (formerly referred to as minority interests) as of December 31, 2008. The Company has retrospectively applied the guidance for noncontrolling interests to all prior periods.

Arrangements with LCW Wireless

The membership interests in LCW Wireless are held as follows: Cricket holds a 70.7% non-controlling membership interest; CSM Wireless, LLC (“CSM”) holds a 23.9% non-controlling membership interest; WLPCS Management, LLC (“WLPCS”) holds a 1.9% controlling membership interest; and the remaining membership interests are held by employees of LCW Wireless. As of December 31, 2009, Cricket’s equity contributions to LCW totaled $51.8 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of LCW Wireless, LLC (“LCW LLC Agreement”), WLPCS has the option to put its entire membership interest in LCW Wireless to Cricket for a purchase price not to exceed $3.8 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. If the put option is exercised, the consummation of this sale will be subject to FCC approval. The Company has recorded this obligation to WLPCS, including related accretion charges using the effective interest method, as a component of redeemable noncontrolling interests in the consolidated balance sheets. As of December 31, 2009 and 2008, this noncontrolling interest had a carrying value of $2.9 million and $2.6 million, respectively.

Under the LCW LLC Agreement, CSM also has the option, during specified periods, to put its entire membership interest in LCW Wireless to Cricket in exchange for either cash, Leap common stock, or a combination thereof, as determined by Cricket at its discretion, for a purchase price calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value to LCW Wireless. The Company

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has recorded this obligation to CSM, including related accretion charges to bring the underlying membership units to their estimated redemption value, as a component of redeemable noncontrolling interests in the consolidated balance sheets. As of December 31, 2009 and 2008, this noncontrolling interest had a carrying value of $21 million and $26.0 million, respectively.

Effective as of August 31, 2009, CSM exercised this put right. Pursuant to the LCW LLC Agreement, the purchase price for the put has been calculated on a pro rata basis using the appraised value of LCW Wireless, subject to certain adjustments. Based on the resulting appraised value of LCW Wireless, the put price, as adjusted, is estimated to be approximately $21 million. The Company intends to satisfy the put price in cash and completion of this transaction is subject to customary closing conditions.

Line of Credit Agreement

In connection with the amendment to the senior secured credit agreement more fully described in Note 6, LCW Wireless entered into a line of credit agreement with Cricket, whereby Cricket agreed to lend to LCW Wireless a maximum of $5 million during the 30-day period immediately preceding the senior secured credit agreement maturity date of March 2011.

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

Arrangements with Denali

Cricket and Denali Spectrum Manager, LLC (“DSM”) formed Denali as a joint venture to participate (through a wholly owned subsidiary) in FCC Auction #66. Cricket owns an 82.5% non-controlling membership interest and DSM owns a 17.5% controlling membership interest in Denali. As of December 31, 2009, Cricket’s equity contributions to Denali totaled $83.6 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of Denali, DSM may offer to sell its entire membership interest in Denali to Cricket in April 2012 and each year thereafter for a purchase price equal to DSM’s equity contributions in cash to Denali, plus a specified return, payable in cash. If exercised, the consummation of the sale will be subject to FCC approval. The Company has recorded this obligation to DSM, including related accretion charges using the effective interest method, as a component of redeemable noncontrolling interests in the consolidated balance sheets. As of December 31, 2009 and 2008, this noncontrolling interest had a carrying value of $47.7 million and $43.3 million, respectively.

Senior Secured Credit Agreement

Cricket entered into a senior secured credit agreement with Denali and its subsidiaries to fund the payment to the FCC for the AWS license acquired by Denali in Auction #66 and to fund a portion of the costs of the construction and operation of the wireless network using such license. As of December 31, 2009, borrowings under the credit agreement totaled $527.9 million, including borrowings under the build-out sub-facility of $304.5 million. The

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

build-out sub-facility had been increased to $334.5 million as of December 31, 2009, approximately $30 million of which was unused at such date, and with respect to which Leap’s board of directors has authorized management to increase to $394.5 million. The Company does not anticipate making any future increases to the size of the build-out sub-facility beyond the amount authorized by Leap’s board of directors. Additional funding requests would be subject to approval by Leap’s board of directors. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due in April 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing April 2017.

Management Agreement

Cricket and Denali Spectrum License, LLC, a wholly owned subsidiary of Denali (“Denali License”), are party to a management services agreement, pursuant to which Cricket is to provide management services to Denali License and its subsidiaries in exchange for a monthly management fee based on Cricket’s costs of providing such services plus overhead.

The Company is currently discussing with DSM differences between the parties regarding the financial performance and expected long-term value of the joint venture. Although the Company continues to engage in discussions with DSM in hopes of resolving these differences, the Company may not be successful in doing so. If the Company is not successful in resolving these matters, the Company may seek to purchase all or a portion of DSM’s interest in the joint venture. Alternatively, as the controlling member of Denali, DSM could seek to terminate the management services agreement and/or trademark license between Denali and Cricket and obtain management services from a third party, or it could take other actions that the Company believes could negatively impact Denali’s business. Any transition to another party of the services the Company currently provides could significantly disrupt the joint venture’s business, negatively impact its financial and operational performance and result in significant expenses for the Company’s business.

Noncontrolling Interests’ Assets and Liabilities

The aggregate carrying amount and classification of LCW Wireless’s and Denali’s significant assets and liabilities, excluding intercompany accounts and transactions, as of December 31, 2009 and 2008 are presented in the tables below (in thousands).

	As of December 31,
	2009	2008

Assets
Cash and cash equivalents	$14,099	$24,562
Short-term investments	2,731	1,250
Inventories	5,029	1,574
Property and equipment, net	267,194	256,370
Wireless licenses	333,910	332,277
Liabilities
Accounts payable and accrued liabilities	$6,850	$27,813
Current maturities of long-term debt	8,000	4,000
Other current liabilities	18,803	6,382
Long-term debt	10,096	34,500
Other long-term liabilities	9,463	5,489

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Values of Redeemable Noncontrolling Interests

The following table provides a summary of the changes in value of the Company’s redeemable noncontrolling interests (in thousands):

	Year Ended December 31,
	2009	2008	2007

Beginning balance, January 1	$71,879	$61,868	33,981
Accretion of redeemable noncontrolling interests, before tax	(247)	8,588	23,572
Noncontrolling interest contributions	—	1,423	4,315

Ending balance, December 31	$71,632	$71,879	$61,868

Note 12.	Commitments and Contingencies

As more fully described below, the Company is involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, commercial and other matters. Due in part to the growth and expansion of its business operations, the Company has become subject to increased amounts of litigation, including disputes alleging intellectual property infringement. In addition, Leap is involved in securities and derivative litigation matters more fully described below, which could require Cricket to incur litigation costs or to pay damages or settlement costs on Leap’s behalf.

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

Patent Litigation

Freedom Wireless

On December 10, 2007, the Company was sued by Freedom Wireless, Inc. (“Freedom Wireless”), in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that the Company’s Cricket unlimited voice service, in addition to its Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, the Company and Freedom Wireless entered into an agreement to settle this lawsuit and agreed to enter into a license agreement which will provide Freedom Wireless with royalties on certain of the Company’s products and services. Pursuant to the terms of the settlement, an arbitration hearing was held on

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2009 to finalize the terms of the settlement and license agreements. The decision of the arbitrator is pending.

DNT

On May 1, 2009, the Company was sued by DNT LLC (“DNT”) in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that the Company uses, encourages the use of, sells, offers for sale and/or imports voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT’s patent. DNT alleges that the Company’s infringement is willful, and the complaint seeks an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys’ fees. On July 23, 2009, the Company filed an answer to the complaint as well as counterclaims. On December 14, 2009, DNT’s patent was determined to be invalid in a case it brought against another wireless provider. That other case was settled and dismissed on February 11, 2010, but the stay in the Company’s matter with DNT has not yet been formally lifted.

Digital Technology Licensing

On April 21, 2009, the Company and certain other wireless carriers (including Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC (“DTL”) in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that the Company and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that the Company and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. On January 5, 2010, this matter was stayed, pending final resolution of another case that DTL brought against another wireless provider in which it alleges infringement of the patent that is at issue in our matter.

On The Go

On February 22, 2010, a matter brought against the Company by On The Go, LLC (“OTG”) was dismissed with prejudice. The Company and certain other wireless carriers were sued by OTG in the United States District Court for the Northern District of Illinois, Eastern Division, on July 9, 2009 for alleged infringement of U.S. Patent No. 7,430,554 entitled “Method and System For Telephonically Selecting, Addressing, and Distributing Messages.” OTG’s complaint alleged that the Company directly and indirectly infringes OTG’s patent by making, offering for sale, selling, providing, maintaining, and supporting the Company’s PAYGo prepaid mobile telephone service and system. The complaint sought injunctive relief and unspecified damages, including interest and costs.

DownUnder Wireless

On November 20, 2009, the Company and a number of other parties were sued by DownUnder Wireless, LLC, or DownUnder, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 6,741,215 entitled “Inverted Safety Antenna for Personal Communications Devices.” DownUnder alleges that the Company uses, sells, and offers to sell wireless communication devices, including PCD, Cal-Comp, and Motorola devices, comprising a housing, a microphone, a speaker earpiece, a user interface mounted in an upright orientation on the communication device, and a transmitting antenna, where the transmitting antenna is mounted in a lower portion of the housing, and further the housing defines an obtuse angle

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the top of the upper housing portion and the bottom of the lower housing portion of the devices, and that such acts constitute direct and indirect infringement of DownUnder’s patent. DownUnder alleges that the Company’s infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), and attorneys’ fees. The Company filed an answer to the complaint on February 19, 2010.

American Wireless Group

On October 29, 2009, the Company settled two matters referred to as the AWG and Whittington Lawsuits, and the matters have been dismissed.

The Whittington Lawsuit refers to a lawsuit brought on December 31, 2002 by several members of American Wireless Group, LLC (“AWG”) against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleged that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs sought rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, plus costs and expenses. Plaintiffs contended that the named defendants were the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim.

The AWG Lawsuit refers to a related action to the action described above brought in June 2003 by AWG in the Circuit Court of the First Judicial District of Hinds County, Mississippi against the same individual defendants named in the Whittington Lawsuit. The complaint generally set forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff sought rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits and a consolidated securities class action lawsuit. As indicated further below, the Company has entered into discussions to settle the derivative suits and has reached an agreement in principle to settle the class action.

The two shareholder derivative suits purport to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that the Company was restating certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants have filed motions to dismiss the amended federal complaint. On September 29, 2009, the district court

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted Leap’s motion to dismiss the derivative complaint for failure to plead that a presuit demand on Leap’s board was excused. The plaintiff has until March 12, 2010 to file an amended complaint. The Company has entered into discussions to settle the derivative suits, although no assurances can be given that it will be successful in doing so.

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

The parties have reached an agreement in principle to settle the class action. The settlement is contingent on court approval and provides for, among other things, dismissal of the lawsuits with prejudice, the granting of broad releases of the defendants, and a payment to the plaintiffs of $13.75 million, which would include payment of any attorneys’ fees for plaintiffs’ counsel. The Company anticipates that the entire settlement amount will be paid by its insurers. On February 18, 2010, the lead plaintiff filed a motion seeking preliminary approval by the court of the settlement and approval of a form of notice to potential settlement class members.

Department of Justice Inquiry

On January 7, 2009, the Company received a letter from the Civil Division of the United States Department of Justice (the “DOJ”). In its letter, the DOJ alleges that between approximately 2002 and 2006, the Company failed to comply with certain federal postal regulations that required it to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts. As a result, the DOJ has asserted that the Company violated the False Claims Act (the “FCA”) and is therefore liable for damages. On November 18, 2009, the DOJ presented the Company with a calculation that single damages in this matter were $2.7 million for a period from June 2003 through June 2006, which amount may be trebled under the FCA. The FCA also provides for statutory penalties, which the DOJ has previously asserted could total up to $11,000 per mailing. The DOJ had also previously asserted as an alternative theory of liability that the Company is liable on a basis of unjust enrichment for estimated single damages.

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

CRICKET COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lessors and other vendors. Indemnification agreements are generally entered into in commercial and other transactions in an attempt to allocate potential risk of loss.

Capital and Operating Leases

The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, and sites for towers, equipment and antennae required for the operation of its wireless network. These leases typically include renewal options and escalation clauses, some of which escalation clauses are based on the consumer price index. In general, site leases have five- to ten- year initial terms with four five-year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, and future minimum capital lease payments in effect at December 31, 2009 (in thousands):

	Capital	Operating
Years Ended December 31:	Leases	Leases

2010	$2,466	$235,517
2011	2,466	230,981
2012	2,466	231,621
2013	2,466	231,810
2014	2,466	230,792
Thereafter	1,526	688,311

Total minimum lease payments	$13,856	$1,849,032

Less amount representing interest	(1,571)

Present value of minimum lease payments	$12,285

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

Outstanding Letters of Credit and Surety Bonds

As of December 31, 2009 and 2008, the Company had approximately $9.0 million and $8.7 million, respectively, of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs. The restricted cash collateralizing the letters of credit outstanding is reported in both restricted cash, cash equivalents and short-term investments and other long-term assets in the consolidated balance sheets.

As of December 31, 2009 and 2008, the Company had approximately $4.5 million and $3.7 million, respectively, of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

Report of Independent Registered Public Accounting Firm

To the Sole Member and Manager of Cricket License Company, LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of member’s equity present fairly, in all material respects, the financial position of Cricket License Company, LLC, at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, Cricket License Company, LLC has no independent operations or sources of income other than royalties it receives from its parent company, Cricket Communications, Inc., through an intangible property license agreement.

/s/ PricewaterhouseCoopers LLP
San Diego, California
February 26, 2010

CRICKET LICENSE COMPANY, LLC

BALANCE SHEETS
(In thousands)

	December 31,
	2009	2008

Assets
Due from Cricket Communications, Inc., net	$156,725	$149,547

Total current assets	156,725	149,547
Wireless licenses	1,580,174	1,501,631
Assets held for sale	2,381	45,569

Total assets	$1,739,280	$1,696,747

Liabilities and Member’s Equity
Deferred tax liabilities	$155,436	$133,817

Total liabilities	155,436	133,817

Member’s equity:
Additional paid-in capital	1,583,844	1,562,930
Retained earnings	—	—

Total member’s equity	1,583,844	1,562,930

Total liabilities and member’s equity	$1,739,280	$1,696,747

See accompanying notes to financial statements.

CRICKET LICENSE COMPANY, LLC

STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Related party revenues	$89,022	$72,509	$54,424

Operating expenses:
Related party general and administrative	910	903	130
Impairment of assets	639	177	985
(Gain) on sale or disposal of assets	(4,426)	(1,274)	(1,251)

Total operating expenses (income)	(2,877)	(194)	(136)

Income before income taxes	91,899	72,703	54,560
Income tax expense	(21,763)	(27,033)	(5,581)

Net income	$70,136	$45,670	$48,979

See accompanying notes to financial statements.

CRICKET LICENSE COMPANY, LLC

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net income	$70,136	$45,670	$48,979
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense	21,169	26,929	5,543
Impairment of assets	639	177	985
(Gain) on sale or disposal of assets	(4,426)	(1,274)	(1,251)
Changes in assets and liabilities:
Change in due from Cricket Communications, Inc., net	(87,968)	(71,502)	(54,256)

Net cash provided by operating activities	—	—	—

Investing activities:
Cash provided by investing activities	—	—	—

Financing activities:
Cash provided by financing activities	—	—	—

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Non-cash financing activities:
Contribution of wireless licenses and spectrum clearing costs from Cricket Communications, Inc.	$33,721	$15,894	$72,362
Dividends to parent	(82,943)	$(115,737)	$—

See accompanying notes to financial statements.

CRICKET LICENSE COMPANY, LLC

STATEMENTS OF MEMBER’S EQUITY
(In thousands)

	Additional
	Paid-in	Retained
	Capital	Earnings	Total

Balance at December 31, 2006	1,527,808	(32,046)	1,495,762
Net income	—	48,979	48,979
Parent contributions	72,362	—	72,362

Balance at December 31, 2007	1,600,170	16,933	1,617,103
Net income	—	45,670	45,670
Parent dividends	(53,134)	(62,603)	(115,737)
Parent contributions	15,894	—	15,894

Balance at December 31, 2008	1,562,930	—	1,562,930
Net income	—	70,136	70,136
Parent dividends	(12,807)	(70,136)	(82,943)
Parent contributions	33,721	—	33,721

Balance at December 31, 2009	$1,583,844	$—	$1,583,844

See accompanying notes to financial statements.

CRICKET LICENSE COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	The Company

Cricket License Company, LLC (“License Company”), a Delaware limited liability company and wholly owned subsidiary of Cricket Communications, Inc. (“Cricket”), owns wireless licenses used by Cricket to offer digital wireless services in the United States under the “Cricket®” brand. As a limited liability company with a single owner, License Company is treated as an unincorporated division of its sole member for federal and state income tax purposes. License Company’s provision for income taxes has been computed on a separate return basis for all periods presented. License Company has no independent operations or sources of income other than royalties it receives from Cricket through an intangible property license agreement, which is more fully described in Note 6. License Company is referred to herein as the “Company.”

Cricket’s wireless licenses were previously owned by its former direct and indirect wholly owned subsidiaries Cricket Licensee (Reauction), LLC (“Licensee Reauction”), Cricket Licensee I, LLC (“Licensee I”) and Cricket Licensee (2007), LLC (“Cricket 2007”). On December 31, 2009, Licensee I and Cricket 2007 were merged with and into Licensee Reauction, which constituted a reorganization of entities under common control. In connection with such merger, Licensee Reauction changed its name to Cricket License Company, LLC.

Note 2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates.

Subsequent Events

Effective June 15, 2009, the Company adopted the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the guidance did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 26, 2010, the date it issued these financial statements. During this period, Cricket entered into an asset purchase and contribution agreement with various entities doing business as Pocket Communications (collectively, “Pocket”), as more fully described in Note 5.

Revenues

The Company’s business revenues arise solely from a royalty fee charged to Cricket for its use of the Company’s wireless licenses. Under the intangible property license agreement, as more fully described in Note 6, between the Company and Cricket, the Company charges Cricket a royalty fee of 4.5% of Cricket’s net sales for the use of the Company’s wireless licenses in Cricket’s wireless communications business. The royalty fee charged to Cricket is recorded in due from Cricket Communications, Inc., net on the balance sheets.

General and Administrative Expenses

General and administrative expenses on the statements of operations are comprised of costs allocated and/or billed to the Company by Cricket. Such costs include a management services fee, payroll expenses and rent expenses.

CRICKET LICENSE COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Wireless Licenses

Cricket operates broadband Personal Communications Services (“PCS”) and Advanced Wireless Services (“AWS”) networks using spectrum licensed under the Company’s PCS and AWS wireless licenses granted by the FCC. The Company’s wireless licenses are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because Cricket expects to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, the Company also tests its wireless licenses for impairment in accordance with the authoritative guidance for goodwill and other intangible assets on an annual basis. As of December 31, 2009 and 2008, the carrying value of the Company’s wireless licenses was $1.6 billion and $1.5 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2009 and 2008, wireless licenses with a carrying value of $2.4 million and $45.6 million, respectively, were classified as assets held for sale, as more fully described in Note 5.

Portions of the AWS spectrum that Cricket was awarded in Auction #66 were subject to use by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. In connection with the launch of new markets over the past two years, Cricket worked with several incumbent government and commercial licensees to clear AWS spectrum. Cricket’s spectrum clearing costs have been capitalized to the Company’s wireless licenses as incurred. Approximately $6.5 million and $5.3 million in spectrum clearing costs were capitalized to the Company’s wireless licenses during the years ended December 31, 2009 and 2008, respectively.

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. In addition, and as more fully described below, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for goodwill and other intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted each year during the three months ended September 30.

The Company’s wireless licenses in Cricket’s operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in Cricket’s operating markets. As of December 31, 2009, the carrying values of the Company’s operating and non-operating wireless licenses were $1,549.1 million and $31.1 million, respectively. An impairment loss is recognized on the Company’s operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’

CRICKET LICENSE COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on the Company’s non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, the Company recorded impairment charges of $0.6 million, $0.2 million and $1.0 million during the years ended December 31, 2009, 2008 and 2007, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. As more fully described below, the fair value of these non-operating wireless licenses was determined using Level 3 inputs in accordance with the authoritative guidance for fair value measurements. As of September 30, 2009, the aggregate fair value and carrying value of these non-operating wireless licenses was $9.1 million and $9.7 million, respectively. No impairment charges were recorded for the Company’s operating wireless licenses as the aggregate fair value of these licenses exceeded the aggregate carrying value.

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

As more fully described above, the most significant assumption used to determine the fair value of the Company’s wireless licenses is comparable sales transactions. Other assumptions used in determining fair value include developments or changes in legal, regulatory and technical matters as well as demographic and economic factors. Changes in comparable sales prices would generally result in a corresponding change in fair value. For example, a ten percent decline in comparable sales prices would generally result in a ten percent decline in fair value. However, a decline in comparable sales would likely require further adjustment to fair value to capture more recent macro-economic changes and changes in the demographic and economic characteristics unique to the Company’s wireless licenses, such as population size, composition, growth rate and density, household and disposable income, and the extent of the wireless-centric workforce in the markets covered by its wireless licenses. Spectrum auctions and comparables sales transactions in recent periods have resulted in modest increases to the aggregate fair value of the Company’s wireless licenses as increases in fair value in larger markets were slightly offset by decreases in fair value in markets with lower population densities. In addition, favorable developments in technical matters such as spectrum clearing and handset availability have positively impacted the fair value of a significant portion of the Company’s wireless licenses. Partially offsetting these increases in value were demographic and economic-related adjustments that were required to capture current economic developments. These demographic and economic factors resulted in a decline in fair value for certain of the Company’s wireless licenses.

As a result of the valuation analysis discussed above, the fair value of the Company’s wireless licenses determined in its 2009 annual impairment test increased by approximately 8% from its annual impairment test performed in September 2008 (as adjusted to reflect the effects of its acquisitions and dispositions of wireless licenses during the period). As of the Company’s 2009 annual impairment test, the fair value of its wireless licenses significantly exceeded their carrying value. The aggregate fair value of the Company’s individual wireless licenses was $1,928.3 million, which when compared to their respective aggregate carrying value of $1,577.4 million, yielded significant excess fair value.

As of the Company’s 2009 annual impairment test, the aggregate fair value and carrying value of its individual operating wireless licenses was $1,891.7 million and $1,547.4 million, respectively. If the fair value of the Company’s operating wireless licenses had declined by 10% in such impairment test, it would not have recognized

CRICKET LICENSE COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

an impairment loss. As of the Company’s 2009 annual impairment test, the aggregate fair value and carrying value of its individual non-operating wireless licenses was $36.6 million and $30.0 million, respectively. If the fair value of the Company’s non-operating wireless licenses had declined by 10% in such impairment test, it would have recognized an impairment loss of approximately $1.7 million.

As of December 31, 2009, the Company evaluated whether any triggering events or changes in circumstances occurred subsequent to its 2009 annual impairment test of its wireless licenses that indicated that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in the Company’s business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated that an impairment condition existed as of December 31, 2009.

Income Taxes

The Company is included in Leap’s consolidated federal tax return and, where applicable, joins in the Leap consolidated or combined group for state tax purposes. Accordingly, the Company does not pay income taxes on a standalone basis in many of the jurisdictions in which it operates; however, it accounts for income taxes using the separate return method pursuant to the authoritative guidance for income taxes. The Company’s provision for income taxes has been computed on a separate return basis for all periods presented. The Company calculates income taxes on a separate return basis in each of the jurisdictions in which it operates. This process involves calculating current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss (“NOL”) carryforwards, capital loss carryforwards and income tax credits.

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. Included in the Company’s deferred tax assets as of December 31, 2009 were federal NOL carryforwards of approximately $164.8 million (which begin to expire in 2022) and state NOL carryforwards of approximately $128.0 million ($3.0 million of which will expire at the end of 2010), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2009, the Company weighed the positive and negative factors with respect to this determination and, at this time, believes there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that its deferred tax assets will be realized, with the exception of a portion of its state NOL carryforwards.

If the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions, at a time when its market capitalization was below a certain level, its ability to utilize these NOLs to offset future taxable income could be significantly limited. In general terms, a change in ownership can occur whenever there is a shift in the ultimate ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period.

The determination of whether an ownership change has occurred is complex and requires significant judgment. If an ownership change for purposes of Section 382 were to occur, it could significantly limit the amount of NOL carryforwards that the Company could utilize on an annual basis, thus accelerating cash tax payments it would have to make and possibly causing these NOLs to expire before it could fully utilize them. Any restriction on the Company’s ability to utilize these NOL carryforwards could have a material impact on its future cash flows. None of the Company’s NOL carryforwards are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit.

CRICKET LICENSE COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s unrecognized income tax benefits and uncertain tax positions have not been material in any period. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense; however, such amounts have not been material in any period. All of the Company’s tax years from 2000 to 2009 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company’s 2005 tax year, which was limited in scope, was concluded and resulted in a $1.1 million increase to state income tax expense due to a decrease in state NOL carryforwards. Amounts previously reported as NOL and capital loss carryforwards have been recharacterized as wireless license deferred tax assets in the balance sheets as a result of the federal examination.

The Company changed its tax accounting method for amortizing wireless licenses during the year ended December 31, 2007. Under the prior method, the Company began amortizing wireless licenses for tax purposes on the date a license was placed into service. Under the new tax accounting method, the Company generally begins amortizing wireless licenses for tax purposes on the date the wireless license is acquired. This tax accounting method change also affects the characterization of certain income tax gains and losses on the sale of non-operating wireless licenses. Under the prior method, gains or losses on the sale of non-operating licenses were characterized as capital gains or losses; however, under the new method, gains or losses on the sale of non-operating licenses for which the Company had commenced tax amortization prior to the sale are characterized as ordinary gains or losses. As a result of this change, net income tax losses previously reported as capital loss carryforwards have been recharacterized as net operating loss carryforwards and wireless license deferred tax assets.

Note 3.	Income Taxes

The components of the Company’s income tax provision are summarized as follows (in thousands):

	December 31,
	2009	2008	2007

Current provision:
Federal	$—	$—	$—
State	145	102	38

	145	102	38

Deferred provision:
Federal	28,404	25,446	(3,532)
State	(6,786)	1,485	9,075

	21,618	26,931	5,543

	$21,763	$27,033	$5,581

A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the statements of operations is summarized as follows (in thousands):

	December 31,
	2009	2008	2007

Amounts computed at statutory federal rate	$32,164	$25,446	$19,096
State income tax benefit, net of federal income tax impact	4,126	3,440	3,818
Change in state tax rate	(7,761)	(836)	1,319
Change in valuation allowance	(6,766)	(1,017)	(18,652)

	$21,763	$27,033	$5,581

CRICKET LICENSE COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$64,264	$80,965
Wireless licenses	33,869	14,514
Capital loss carryforwards	—	4,254

Net deferred tax assets	98,133	99,733
Valuation allowance	(3,115)	(9,881)
Other deferred tax liabilities:
Wireless licenses	(237,031)	(212,294)
Goodwill	(13,422)	(11,375)

Net deferred tax liabilities	$(155,435)	$(133,817)

As of each December 31, 2009 and 2008, the Company recorded $0.4 million and $0.5 million of income taxes payable to Cricket in due from Cricket Communications, Inc., net on the balance sheets.

At December 31, 2009, the Company estimated it had federal NOL carryforwards of approximately $164.8 million which begin to expire in 2022, and state NOL carryforwards of approximately $128.0 million, of which $3.0 million will expire at the end of 2010. During the year ended December 31, 2009, the Company recorded decreases to its valuation allowance of $2.5 million and $4.3 million associated with the expected expiration of state NOL carryforwards and a reduction of capital loss carryforwards, respectively.

Note 4.	Member’s Equity

Licenses purchased by Cricket and spectrum clearing costs incurred by Cricket are contributed to the Company and recorded in additional paid-in capital on the balance sheets.

Note 5.	Significant Acquisitions and Dispositions

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

On January 8, 2010, the Company distributed certain non-operating wireless licenses in West Texas with a carrying value of approximately $2.4 million to Cricket in connection with Cricket’s contribution of such licenses to a joint venture in exchange for an 8.8% ownership interest in the joint venture.

On February 22, 2010, Cricket entered into an asset purchase and contribution agreement with Pocket, pursuant to which Cricket and Pocket agreed to contribute substantially all of their wireless spectrum (comprising, with respect to Cricket, spectrum owned by the Company) and operating assets in South Texas to a joint venture controlled by Cricket. Cricket will own approximately 76% of the joint venture and Pocket will own approximately

CRICKET LICENSE COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

24%. Immediately prior to the closing Cricket will purchase specified assets from Pocket for approximately $38 million in cash, which assets will also be contributed to the joint venture. Following the closing, Pocket will have the right to put, and Cricket will have the right to call, all of Pocket’s membership interests in the joint venture (which rights will generally be exercisable by either party after 3 1/2 years). In addition, in the event of a change of control of Leap, Pocket will be obligated to sell to Cricket all of its membership interests in the joint venture. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC.

Note 6.	Related Party Agreements

Intangible Property License Agreement

Cricket and the Company entered into an intangible property license agreement (the “Intangible Property License Agreement”) pursuant to which the Company granted Cricket the exclusive right to use the Company’s wireless licenses for a royalty fee. The royalty fee is based on 4.5% of Cricket’s net sales, which net sales are defined as gross receipts from Cricket’s sales of wireless services, less customary deductions, such as government-imposed charges, returns, and allowances and credits to customers. The term of the agreement will remain in effect until it is terminated by either the Company or Cricket.

Rent Reimbursement Agreement

Cricket and the Company entered into a rent reimbursement agreement (the “Rent Reimbursement Agreement”) in November 2007 pursuant to which the Company is required to reimburse Cricket on a monthly basis for a portion of the monthly rent for Cricket’s corporate offices. Such reimbursement totals $2,550 per month and is calculated as the pro-rata portion of the monthly rent applicable to the space at Cricket’s corporate offices that the Company’s employees are permitted to use. The agreement will terminate on September 30, 2010, unless terminated earlier by mutual written agreement by the Company and Cricket. If the agreement is not terminated effective October 1, 2010, the agreement will convert into a month-to-month agreement under substantially the same terms and conditions as under the initial term.

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The notes are guaranteed on a senior secured basis by Leap Wireless International, Inc. (“Leap”), of which Cricket is a wholly owned subsidiary, the Company and each of Leap’s other direct and indirect existing domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali, which are subsidiaries of Cricket, and their respective subsidiaries) and any future wholly owned domestic restricted subsidiary that guarantees any indebtedness of Cricket or a guarantor of the notes. The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in November 2009. The notes and the guarantees are Leap’s, Cricket’s, the Company’s and the other guarantors’ senior secured obligations and are equal in right of payment with all of Leap’s, Cricket’s, the Company’s and the other guarantors’ existing and future unsubordinated indebtedness.

The notes and the guarantees are effectively senior to all of Leap’s, Cricket’s, the Company’s and the other guarantors’ existing and future unsecured indebtedness, as well as to all of Leap’s, Cricket’s, the Company’s and the other guarantors’ obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the senior secured notes and the guarantees. The notes and the guarantees are secured on a pari passu basis with all of Leap’s, Cricket’s, the Company’s and the other guarantors’ obligations under any permitted parity lien debt that may be incurred in the future, and are effectively junior to all of Leap’s, Cricket’s, the Company’s and the other guarantors’ obligations under any permitted priority debt that may be incurred in the future, to the extent of the value of the collateral securing such permitted priority debt. In addition,

CRICKET LICENSE COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s, the Company’s and the other guarantors’ future subordinated indebtedness.

The notes and the guarantees are secured on a first-priority basis, equally and ratably with any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket, the Company and the other guarantors, except for certain Excluded Assets (as defined in the security agreement) and subject to permitted liens (including liens on the collateral securing any future permitted priority debt).

Unsecured Senior Notes Due 2014

Cricket’s $1,100 million of 9.375% unsecured senior notes due 2014 are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s, the Company’s and the other guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s, the Company’s and the other guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s, the Company’s and the other guarantors’ existing and future secured obligations, including those under the senior secured notes described above, to the extent of the value of the assets securing such obligations. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s, the Company’s and the other guarantors’ future subordinated indebtedness.

Unsecured Senior Notes Due 2015

Cricket’s $300 million of 10.0% unsecured senior notes due 2015 are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s, the Company’s and the other guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s, the Company’s and the other guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s, the Company’s and the other guarantors’ existing and future secured obligations, including those under the senior secured notes described above, to the extent of the value of the assets securing such obligations. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s, the Company’s and the other guarantors’ future subordinated indebtedness.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2009, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2010, or the “2010 Proxy Statement,” under the headings “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.leapwireless.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to equity compensation plans (including individual compensation arrangements) under which Leap common stock is authorized for issuance.

			Weighted-average
	Number of securities to be		exercise price of	Number of securities
	issued upon exercise of		outstanding	remaining available for future
	outstanding options		options	issuance under equity
Plan Category	and rights		and rights	compensation plans

Equity compensation plans approved by security holders	4,701,251	(1)(3)	$43.39	1,675,669	(4)
Equity compensation plans not approved by security holders	235,000	(2)(3)	$34.49	13,500

Total	4,936,251		$42.97	1,689,169

(1)	Represents shares reserved for issuance under the 2004 Plan adopted by the compensation committee of our board of directors on December 30, 2004 (as contemplated by our confirmed plan of reorganization) and as amended on March 8, 2007. Stock options granted prior to May 17, 2007 were granted prior to the approval of the 2004 Plan by Leap stockholders. The material features of the 2004 Plan are described in our Definitive Proxy Statement dated April 6, 2007, as filed with the SEC on such date, which description is incorporated herein by reference.

(2)	Represents shares reserved for issuance under the 2009 Employment Inducement Equity Incentive Plan, or the 2009 Inducement Plan, which was adopted in February 2009 without stockholder approval, as permitted under the rules and regulations of the NASDAQ Stock Market. The material features of the 2009 Inducement Plan are described in our Definitive Proxy Statement dated April 10, 2009, as filed with the SEC on such date, which description is incorporated herein by reference. The 2009 Inducement Plan was amended on January 14, 2010 by our Board to increase the number of shares reserved for issuance under the 2009 Inducement Plan by 100,000 shares of Leap common stock, which shares are not reflected in the amounts shown above.

(3)	Excludes 1,679,787 and 51,500 shares of restricted stock issued under the 2004 Plan and 2009 Inducement Plan, respectively, which are subject to release upon vesting of the shares.

(4)	Consists of 531,607 shares reserved for issuance under the Leap Wireless International, Inc. Employee Stock Purchase Plan, and 1,144,062 shares reserved for issuance under the 2004 Plan.

The information required by this item relating to beneficial ownership of Leap common stock is incorporated by reference to the 2010 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the headings “Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the heading “Audit Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1.	Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2009:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

The financial statements of Cricket Communications, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2009:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

The financial statements of Cricket License Company, LLC listed below are set forth in Item 8 of this report for the year ended December 31, 2009:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Statements of Member’s Equity for the years ended December 31, 2009, 2008 and 2007

Notes to Financial Statements

2.	Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Fifth Amended Joint Plan of Reorganization, dated as of July 30, 2003, as modified to reflect all technical amendments subsequently approved by the Bankruptcy Court.
2.2(1)	Disclosure Statement Accompanying Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
2.3(1)	Order Confirming Debtors’ Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
3.1*	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.
3.2*	Amended and Restated Bylaws of Leap Wireless International, Inc.
4.1*	Form of Common Stock Certificate.
4.2(2)	Amended and Restated Registration Rights Agreement, dated as of September 3, 2009, by and among Leap, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.
4.3(3)	Indenture, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Initial Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.
4.3.1(3)	Form of 9.375% Senior Note of Cricket Communications, Inc. due 2014 (attached as Exhibit A to the Indenture filed as Exhibit 4.3.1 hereto).
4.3.2(4)	Third Supplemental Indenture, dated as of April 30, 2007, among Cricket Communications, Inc., Wells Fargo Bank, N.A., as trustee, Leap Wireless International, Inc. and the other guarantors under the Indenture.
4.4(5)	Indenture, dated as of June 25, 2008, between Cricket Communications, Inc., the Guarantors and Wells Fargo Bank, N.A., as trustee.
4.4.1(5)	Form of 10% Senior Note of Cricket Communications, Inc. due 2015 (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto).
4.5(5)	Registration Rights Agreement, dated as of June 25, 2008, between Cricket Communications, Inc., the Guarantors and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers.
4.6(6)	Indenture, dated as of June 25, 2008, between Leap Wireless International and Wells Fargo Bank, N.A., as trustee.
4.6.1(6)	Form of 4.50% Convertible Senior Note of Leap Wireless International, Inc. due 2014 (attached as Exhibit A to the Indenture filed as Exhibit 4.6 hereto).
4.7(6)	Registration Rights Agreement, dated as of June 25, 2008, between Leap Wireless International, Inc. and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers.
4.8(7)	Indenture, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Initial Guarantors (as defined therein) and Wilmington Trust FSB, as trustee.
4.8.1(7)	Form of 7.75% Senior Secured Note of Cricket Communications, Inc. due 2016 (attached as Exhibit A to the Indenture filed as Exhibit 4.8 hereto).
4.9(7)	Security Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as collateral trustee.
4.10(7)	Collateral Trust Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee and collateral trustee.

Exhibit
Number	Description

4.11(7)	Registration Rights Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein), and Goldman, Sachs & Co. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers named therein.
10.1(8)†	System Equipment Purchase Agreement, dated as of June 11, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Nortel Networks Inc.
10.2(8)†	System Equipment Purchase Agreement, dated as of June 14, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Lucent Technologies, Inc.
10.3(1)†	Amended and Restated System Equipment Purchase Agreement, dated as of May 24, 2007, by and between Cricket Communications, Inc. and Futurewei Technologies, Inc.
10.4(9)	Credit Agreement, dated as of July 13, 2006, by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.4.1(10)	Amendment No. 1 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of September 28, 2006, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.4.2(11)	Amendment No. 2 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of April 16, 2007, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.4.3(12)	Amendment No. 3 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC, Denali Spectrum, LLC, Denali Spectrum Operations, LLC and Denali Spectrum License Sub, LLC dated as of March 6, 2008.
10.4.4(13)	Letter of Credit and Reimbursement Agreement by and between Cricket Communications, Inc. and Denali Spectrum Operations, LLC, dated as of February 21, 2008.
10.5(14)#	Form of Indemnification Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers.
10.6(15)#†	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005.
10.6.1(16)#	First Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of June 17, 2005.
10.6.2(17)#	Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of February 17, 2006.
10.6.3(1)#	Third Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of December 31, 2008.
10.7(13)#	Form of Executive Vice President and Senior Vice President Amended and Restated Severance Benefits Agreement.
10.8(15)#	Employment Offer Letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.
10.9(18)#	Employment Offer Letter dated April 7, 2008, between Cricket Communications, Inc. and Jeffrey E. Nachbor.
10.10(18)#	Employment Offer Letter dated June 2, 2008, between Cricket Communications, Inc. and Walter Z. Berger.
10.11(19)#	Leap Wireless International, Inc. 2004 Stock Option Restricted Stock and Deferred Stock Unit Plan.

Exhibit
Number	Description

10.11.1(11)#	First Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.11.2(8)#	Second Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.11.3(20)	Third Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan
10.11.4(16)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (February 2008 Vesting).
10.11.5(16)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.11.6(17)#	Amendment No. 1 to Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.11.7(17)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.11.8(20)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting).
10.11.9(18)#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Revised May 2008).
10.11.10(17)#†	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of October 26, 2005, between Leap Wireless International, Inc. and Albin F. Moschner.
10.11.11(18)#	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.
10.11.12(16)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (February 2008 Vesting).
10.11.13(16)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.11.14(17)#	Amendment No. 1 to Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.11.15(17)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.11.16(21)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting).
10.11.17(18)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Revised May 2008).
10.11.18(17)#†	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of October 26 2005, between Leap Wireless International, Inc. and Albin F. Moschner.
10.11.19(18)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.
10.11.20(19)#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement.
10.11.21(15)#	Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement.
10.11.22(22)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (for Non-Employee Directors).
10.12(23)#	Leap Wireless International, Inc. Executive Incentive Bonus Plan.
10.13(1)#	2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
10.13.1*#	First Amendment to the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.

Exhibit
Number	Description

10.13.2(1)#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
10.13.3(1)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
21*	Subsidiaries of Leap Wireless International, Inc.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated September 3, 2009, filed with the SEC on September 4, 2009, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 18, 2006, filed with the SEC on October 24, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 30, 2007, filed with the SEC on May 4, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 5, 2009, filed with the SEC on June 8, 2009, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on August 9, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the SEC on August 8, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on November 9, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on May 10, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Registration Statement on Form S-4 (File No. 333-149937), filed with the SEC on March 28, 2008, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated November 2, 2009, filed with the SEC on November 5, 2009, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Annual Report on From 10-K for the fiscal year ended December 31, 2004, filed with the SEC on May 16, 2005, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 17, 2005, filed with the SEC on June 23, 2005, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 27, 2006, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the SEC on August 7, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated November 2, 2009, filed with the SEC on November 5, 2009, and incorporated herein by reference.

(20)	Filed as Appendix A to Leap’s Definitive Proxy Statement filed with the SEC on April 10, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by reference.

(22)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated May 18, 2006, filed with the SEC on June 6, 2006, and incorporated herein by reference.

(23)	Filed as Appendix B to Leap’s Definitive Proxy Statement filed with the SEC on April 6, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2010
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Chief Executive Officer, President and Director (Principal Executive)	February 26, 2010

/s/ Walter Z. Berger Walter Z. Berger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Jeffrey E. Nachbor Jeffrey E. Nachbor	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/s/ John H. Chapple John H. Chapple	Director	February 26, 2010

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	February 26, 2010

/s/ Ronald Kramer Ronald Kramer	Director	February 26, 2010

/s/ Robert V. LaPenta Robert V. LaPenta	Director	February 26, 2010

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Chairman of the Board and Director	February 26, 2010

/s/ William A. Roper, Jr. William A. Roper, Jr.	Director	February 26, 2010

/s/ Michael B. Targoff Michael B. Targoff	Director	February 26, 2010