Form 10-Q
period 2010-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2010-05-10
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-29752

Leap Wireless International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0811062 (I.R.S. Employer Identification No.)
5887 Copley Drive, San Diego, CA (Address of Principal Executive Offices) Delaware	92111 (Zip Code) 33-0811062

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

The number of shares outstanding of the registrant’s common stock on April 30, 2010 was 78,216,420.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2010

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets
Cash and cash equivalents	$173,121	$174,999
Short-term investments	352,807	389,154
Restricted cash, cash equivalents and short-term investments	3,866	3,866
Inventories	55,189	107,912
Deferred charges	35,998	38,872
Other current assets	83,956	73,204

Total current assets	704,937	788,007
Property and equipment, net	2,093,904	2,121,094
Wireless licenses	1,923,097	1,921,973
Assets held for sale	—	2,381
Goodwill	430,101	430,101
Intangible assets, net	23,399	24,535
Other assets	84,268	83,630

Total assets	$5,259,706	$5,371,721

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$228,575	$310,386
Current maturities of long-term debt	16,096	8,000
Other current liabilities	231,363	196,647

Total current liabilities	476,034	515,033
Long-term debt	2,725,772	2,735,318
Deferred tax liabilities	271,369	259,512
Other long-term liabilities	105,357	99,696

Total liabilities	3,578,532	3,609,559

Redeemable non-controlling interests	51,768	71,632

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 78,226,957 and 77,524,040 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	8	8
Additional paid-in capital	2,152,772	2,148,194
Accumulated deficit	(524,132)	(458,685)
Accumulated other comprehensive income	758	1,013

Total stockholders’ equity	1,629,406	1,690,530

Total liabilities and stockholders’ equity	$5,259,706	$5,371,721

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Service revenues	$584,822	$514,005
Equipment revenues	69,132	72,982

Total revenues	653,954	586,987

Operating expenses:
Cost of service (exclusive of items shown separately below)	165,934	144,344
Cost of equipment	168,053	157,796
Selling and marketing	111,884	103,523
General and administrative	92,256	96,177
Depreciation and amortization	109,246	89,733

Total operating expenses	647,373	591,573
Gain (loss) on sale or disposal of assets	(1,453)	3,581

Operating income (loss)	5,128	(1,005)
Equity in net income of investees, net	571	1,479
Interest income	428	945
Interest expense	(60,295)	(41,851)
Other income (expense), net	15	(63)

Loss before income taxes	(54,153)	(40,495)
Income tax expense	(11,294)	(6,865)

Net loss	(65,447)	(47,360)
Accretion of redeemable non-controlling interests, net of tax	(2,587)	(2,936)

Net loss attributable to common stockholders	$(68,034)	$(50,296)

Loss per share attributable to common stockholders:
Basic	$(0.90)	$(0.74)

Diluted	$(0.90)	$(0.74)

Shares used in per share calculations:
Basic	75,794	68,189

Diluted	75,794	68,189

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	March 31,
	2010	2009

Operating activities:
Net cash provided by operating activities	$93,551	$99,952

Investing activities:
Purchases of property and equipment	(107,206)	(201,785)
Change in prepayments for purchases of property and equipment	234	(1,494)
Purchases of and deposits for wireless licenses and spectrum clearing costs	(1,124)	(2,545)
Proceeds from sale of wireless licenses and operating assets	—	2,965
Purchases of investments	(122,483)	(234,563)
Sales and maturities of investments	158,425	165,914
Change in restricted cash	185	(1,134)

Net cash used in investing activities	(71,969)	(272,642)

Financing activities:
Repayment of long-term debt	(2,000)	(3,654)
Purchase of non-controlling interest	(20,973)	—
Proceeds from the issuance of common stock, net	—	853
Other	(487)	(334)

Net cash used in financing activities	(23,460)	(3,135)

Net decrease in cash and cash equivalents	(1,878)	(175,825)
Cash and cash equivalents at beginning of period	174,999	357,708

Cash and cash equivalents at end of period	$173,121	$181,883

Supplementary disclosure of cash flow information:
Cash paid for interest	$20,993	$41,187
Cash paid for income taxes	$79	$3
Non-cash investing and financing activities:
Contribution of wireless licenses in exchange for an equity interest	$2,381	$—

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries, is a wireless communications carrier that offers digital wireless services in the United States under the “Cricket®” brand. Cricket service offerings provide customers with unlimited wireless services for a flat rate without requiring a fixed-term contract or a credit check. The Company’s primary service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than interest income and through dividends, if any, from its subsidiaries. Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”), a wholly owned subsidiary of LCW Wireless, LLC (“LCW Wireless”), and in the upper Midwest by Denali Spectrum Operations, LLC (“Denali Operations”), an indirect wholly owned subsidiary of Denali Spectrum, LLC (“Denali”). LCW Wireless and Denali are designated entities under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 94.6% non-controlling interest in LCW Operations through a 94.6% non-controlling interest in LCW Wireless, and owns an indirect 82.5% non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali. Leap, Cricket and their subsidiaries and consolidated joint ventures, including LCW Wireless and Denali, are collectively referred to herein as the “Company.”

Note 2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared without audit, in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company’s results for the periods presented, with such adjustments consisting only of normal recurring adjustments. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates and operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The condensed consolidated financial statements include the operating results and financial position of Leap and its wholly owned subsidiaries as well as the operating results and financial position of LCW Wireless and Denali and their wholly owned subsidiaries. The Company consolidates its non-controlling interests in LCW Wireless and Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and the Company has entered into agreements with the entities’ other members which establish a specified, minimum purchase price in the event that they offer or elect to sell their membership interests to the Company. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three months ended March 31, 2010, all of the Company’s revenues and long-lived assets related to operations in the United States.

Revenues

The Company’s business revenues principally arise from the sale of wireless services, devices (including handsets and broadband modems) and accessories. Wireless services are generally provided on a month-to-month basis. In general, the Company’s customers are required to pay for their service in advance. Because the Company does not require customers to sign fixed-term contracts or pass a credit check, its services are available to a broader customer base than many other wireless providers and, as a result, some of its customers may be more likely to have service terminated due to an inability to pay. Consequently, the Company has concluded that collectability of its revenues is not reasonably assured until payment has been received. Accordingly, service revenues are recognized only after services have been rendered and payment has been received.

When the Company activates service for a new customer, it frequently sells that customer a device bundled with a period of free service. Under the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with a free period of service constitutes a multiple element arrangement. Under the guidance, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying the guidance to these transactions results in the Company recognizing the total consideration received, less revenue for the free wireless service period (at the customer’s stated rate plan), as equipment revenue.

Equipment revenues and related costs from the sale of devices are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of devices and accessories sold are recorded in cost of equipment. In addition to devices that the Company sells directly to its customers at Cricket-owned stores, the Company also sells devices to third-party dealers, including mass-merchant retailers. These dealers then sell the devices to the ultimate Cricket customer, and that customer receives a free period of service in a bundled transaction (similar to the sale made at a Cricket-owned store). Sales of devices to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions ultimately available to such dealers is not reliably estimable until the devices are sold by such dealers to customers. Thus, revenues from devices sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the devices are recorded as deferred charges upon shipment by the Company. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

Through a third-party provider, the Company’s customers may elect to participate in an extended-warranty program for devices they purchase. The Company recognizes revenue on replacement devices sold to its customers under the program when the customer purchases the device.

Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return devices and accessories based on time and/or usage, and customer returns of devices and accessories have historically been insignificant.

Amounts billed by the Company in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue since collectibility of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to devices sold to third-party dealers.

Universal Service Fund, E-911 and other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees, as well as sales, use and excise taxes that are assessed and collected, net of amounts remitted, in the condensed consolidated statements of operations.

Fair Value of Financial Instruments

The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance. See Note 5 for a further discussion regarding the Company’s measurement of assets and liabilities at fair value.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the three months ended March 31, 2010 the Company did not capitalize interest to property and equipment. During the three months ended March 31, 2009, the Company capitalized interest of $12.2 million to property and equipment.

In accordance with the authoritative guidance for accounting for costs of computer software developed or obtained for internal use, certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. For the three months ended March 31, 2010 and 2009, the Company capitalized approximately $24.5 million and $10.9 million, respectively, of these costs. The Company amortized software costs of approximately $6.1 million and $5.0 million for the three months ended March 31, 2010 and 2009, respectively.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of March 31, 2010 and December 31, 2009, there was no property or equipment classified as assets held for sale.

Wireless Licenses

The Company, LCW Wireless and Denali operate Personal Communications Services (“PCS”) and Advanced Wireless Services (“AWS”) networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects its subsidiaries and consolidated joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, the Company also tests its wireless licenses for impairment on an annual basis in accordance with the authoritative guidance for goodwill and other intangible assets. As of March 31, 2010 and December 31, 2009, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.9 billion. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2009, wireless licenses with a carrying value of $2.4 million were classified as assets held for sale, as more fully described in Note 7. As of March 31, 2010, there were no wireless licenses classified as assets held for sale.

Portions of the AWS spectrum that the Company and Denali Spectrum License Sub, LLC (“Denali License Sub”) (an indirect wholly owned subsidiary of Denali) were awarded in Auction #66 were subject to use by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. In connection with the launch of new markets over the past two years, the Company and Denali worked with several incumbent government and commercial licensees to clear AWS spectrum. The Company’s and Denali’s spectrum clearing costs have been capitalized to wireless licenses as incurred. During the three months ended March 31, 2010 and 2009, the Company and Denali incurred approximately $1.1 million and $2.5 million, respectively, in spectrum clearing costs.

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

Wireless Licenses

The Company’s wireless licenses in its operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company’s operating markets. As of March 31, 2010, the carrying values of the Company’s operating and non-operating wireless licenses were $1,892.0 million and $31.1 million, respectively. An impairment loss is recognized on the Company’s operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on the Company’s non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations.

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

As more fully described above, the most significant assumption used to determine the fair value of the Company’s wireless licenses is comparable sales transactions. Other assumptions used in determining fair value include developments or changes in legal, regulatory and technical matters as well as demographic and economic factors. Changes in comparable sales prices would generally result in a corresponding change in fair value. For example, a ten percent decline in comparable sales prices would generally result in a ten percent decline in fair value. However, a decline in comparable sales would likely require further adjustment to fair value to capture more recent macro-economic changes and changes in the demographic and economic characteristics unique to the Company’s wireless licenses, such as population size, composition, growth rate and density, household and disposable income, and the extent of the wireless-centric workforce in the markets covered by the Company’s wireless licenses.

As of September 30, 2009, the date of the Company’s annual impairment test, the aggregate fair value and aggregate carrying value of its individual operating wireless licenses was $2,388.5 million and $1,889.3 million, respectively. If the fair value of the Company’s operating wireless licenses had declined by 10% in such impairment test, it would not have recognized any impairment loss. As of September 30, 2009, the aggregate fair value and aggregate carrying value of its individual non-operating wireless licenses was $36.6 million and $30.0 million, respectively. If the fair value of each of the Company’s non-operating wireless licenses had declined by 10% in such impairment test, it would have recognized an impairment loss of approximately $1.7 million.

As of March 31, 2010, the Company evaluated whether any triggering events or changes in circumstances occurred subsequent to its 2009 annual impairment test of its wireless licenses that indicated that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in the Company’s business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated that an impairment condition existed as of March 31, 2010.

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

In conducting the annual impairment test during the third quarter of 2009, the Company applied a control premium of 30% to its average market capitalization. The Company believes that consideration of a control premium is customary in determining fair value, and is contemplated by the applicable accounting guidance. The Company believes that its consideration of a control premium was appropriate because it believes that its market capitalization does not fully capture the fair value of its business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in the Company. The Company determined the amount of the control premium as part of its third quarter 2009 testing based upon its relevant transactional experience, a review of recent comparable telecommunications transactions and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving the Company could be higher or lower than the control premium the Company applied. Based upon the Company’s annual impairment test conducted during the third quarter of 2009, the Company determined that no impairment existed.

The carrying value of the Company’s goodwill was $430.1 million as of March 31, 2010. As of March 31, 2010, the Company evaluated whether any triggering events or changes in circumstances had occurred subsequent to its annual impairment test that would indicate an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse changes in legal factors or in the Company’s business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of March 31, 2010.

If competition or other factors were to cause significant changes in the Company’s actual or projected financial or operating performance, this could constitute a triggering event which would require the Company to perform an interim goodwill impairment test prior to its next annual impairment test. If the first step of the interim impairment test were to indicate that a potential impairment existed, the Company would be required to perform the second step of the goodwill impairment test, which would require it to determine the fair value of its net assets and could require it to recognize a material non-cash impairment charge that could reduce all or a portion of the carrying value of its goodwill of $430.1 million.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. The Company’s ownership interest in equity method investees ranges from approximately 7% to 20% of outstanding membership units. The carrying value of the Company’s equity method investees was $24.4 million and $21.3 million as of March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010 and 2009, the Company’s share of the income of its equity method investees (net of its share of their losses) was $0.6 million and $1.5 million, respectively.

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

Concentrations

The Company generally relies on one key vendor for billing services, a limited number of vendors for device logistics, a limited number of vendors for its voice and data communications transport services and a limited number of vendors for payment processing services. Loss or disruption of these services could materially adversely affect the Company’s business.

The networks the Company operates do not, by themselves, provide national coverage and it must pay fees to other carriers who provide roaming services to the Company. The Company currently relies on roaming agreements with several carriers for the majority of its roaming services. If the Company were unable to obtain cost-effective roaming services for its customers in geographically desirable service areas, the Company’s competitive position, business, financial condition and results of operations could be materially adversely affected.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2010 and 2009 was allocated in the condensed consolidated statements of operations as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2010	2009

Cost of service	$597	$844
Selling and marketing expenses	1,106	1,583
General and administrative expenses	5,462	9,228

Share-based compensation expense	$7,165	$11,655

Share-based compensation expense per share:
Basic	$0.09	$0.17

Diluted	$0.09	$0.17

Income Taxes

The computation of the Company’s annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss). The Company’s projected ordinary income tax expense for the full year 2010 consists primarily of the deferred tax effect of the Company’s investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses and goodwill for income tax purposes. Because the Company’s projected 2010 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three months ended March 31, 2010 and 2009 by applying the actual effective tax rate to the year-to-date income.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. Included in the Company’s deferred tax assets as of March 31, 2010 were federal NOL carryforwards of approximately $1.6 billion (which begin to expire in 2022) and state NOL carryforwards of approximately $1.7 billion ($21.9 million of which will expire at the end of 2010), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. While these NOL carryforwards have a potential value of approximately $610.0 million in cash tax savings, there is no assurance that the Company will be able to realize such tax savings.

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

To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three months ended March 31, 2010, the Company weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax (“TMT”) credit. The Company will continue to closely monitor the positive and negative factors to assess whether it is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company’s tax provision. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

In accordance with the authoritative guidance for business combinations any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

The Company’s unrecognized income tax benefits and uncertain tax positions have not been material in any period. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense; however, such amounts have not been significant in any period. All of the Company’s tax years from 1998 to 2009 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company’s 2005 tax year was concluded and the results did not have a material impact on the consolidated financial statements.

Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months
	Ended March 31,
	2010	2009

Net loss	$(65,447)	$(47,360)
Other comprehensive loss:
Net unrealized holding gains (losses) on investments, net of tax	(255)	4

Comprehensive loss	$(65,702)	$(47,356)

Note 3.	Supplementary Balance Sheet Information (in thousands):

	March 31,	December 31,
	2010	2009

Other current assets:
Accounts receivable, net(1)	$30,832	$37,456
Prepaid expenses	38,219	21,109
Other	14,905	14,639

	$83,956	$73,204

Property and equipment, net(2):
Network equipment	$2,774,644	$2,722,863
Computer hardware and software	264,675	246,546
Construction-in-progress	305,721	303,167
Other	103,862	101,616

	3,448,902	3,374,192
Accumulated depreciation	(1,354,998)	(1,253,098)

	$2,093,904	$2,121,094

Intangible assets, net:
Customer relationships	$7,347	$7,347
Trademarks	37,000	37,000

	44,347	44,347
Accumulated amortization of customer relationships	(5,971)	(5,496)
Accumulated amortization of trademarks	(14,977)	(14,316)

	$23,399	$24,535

Accounts payable and accrued liabilities:
Trade accounts payable	$82,978	$180,711
Accrued payroll and related benefits	57,098	47,651
Other accrued liabilities	88,499	82,024

	$228,575	$310,386

Other current liabilities:
Deferred service revenue(3)	$94,140	$82,403
Deferred equipment revenue(4)	22,904	28,218
Accrued sales, telecommunications, property and other taxes payable	24,852	33,712
Accrued interest	83,883	47,101
Other	5,584	5,213

	$231,363	$196,647

(1)	Accounts receivable, net consists primarily of amounts billed to third-party dealers for devices and accessories net of an allowance for doubtful accounts.

(2)	As of March 31, 2010 and December 31, 2009, approximately $8.5 million of assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $4.0 million and $3.8 million as of March 31, 2010 and December 31, 2009, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to devices sold to third-party dealers.

Note 4.	Basic and Diluted Earnings (Loss) Per Share

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

Since the Company incurred net losses for the three months ended March 31, 2010 and 2009, 9.7 million common share equivalents were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2010, and 9.0 million common share equivalents were excluded in the computation of diluted earnings (loss) per share for the three months ended March 31, 2009, as their effect would be antidilutive.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of March 31, 2010 or December 31, 2009.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of March 31, 2010 and December 31, 2009 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 asset as of March 31, 2010 and December 31, 2009 was a short-term investment in asset-backed commercial paper.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of March 31, 2010 and December 31, 2009 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money markets and certificates of deposit	$—	$85,697	$—	$85,697
Commercial paper	—	69,195	—	69,195
Asset-backed commercial paper	—	—	2,498	2,498
U.S. government or government agency securities	—	353,319	—	353,319

Total	$—	$508,211	$2,498	$510,709

	At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Money markets and certificates of deposit	$—	$81,432	$—	$81,432
Commercial paper	—	108,952	—	108,952
Asset-backed commercial paper	—	—	2,731	2,731
U.S. government or government agency securities	—	350,435	—	350,435

Total	$—	$540,819	$2,731	$543,550

Assets in the tables above are reported in the condensed consolidated balance sheets as components of cash and cash equivalents, short-term investments, restricted cash, cash equivalents and short-term investments and other assets.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands).

Three Months
Ended March 31,
2010

Beginning balance, January 1	$2,731
Total gains (losses):
Included in net loss	67
Included in comprehensive loss	(223)
Purchases and Sales:
Purchases	—
Sales	(77)
Transfers into Level 3	—
Transfers out of Level 3	—

Ending balance, March 31	$2,498

Unrealized gains (losses) are presented in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Realized gains (losses) are presented in other income (expense), net in the condensed consolidated statements of operations.

Cash Equivalents and Short-Term Investments

As of March 31, 2010 and December 31, 2009, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items. The fair value of the Company’s investment in asset-backed commercial paper is determined using primarily unobservable inputs that cannot be corroborated by market data, primarily consisting of indicative bids from potential purchasers, and is therefore considered to be a Level 3 item.

Available-for-sale securities were comprised as follows as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
	Cost	Fair Value

Money markets and certificates of deposits	$85,697	$85,697
Commercial paper	69,195	69,195
Asset-backed commercial paper	1,041	2,498
U.S. government or government agency securities	353,320	353,319

	$509,253	$510,709

	As of December 31, 2009
	Cost	Fair Value

Money markets and certificates of deposits	$81,432	$81,432
Commercial paper	108,955	108,952
Asset-backed commercial paper	1,051	2,731
U.S. government or government agency securities	350,402	350,435

	$541,840	$543,550

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined using quoted prices in active markets and was $2,778.1 million and $2,715.7 million as of March 31, 2010 and December 31, 2009, respectively.

Note 6.	Long-Term Debt

Long-term debt as of March 31, 2010 and December 31, 2009 was comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009

Unsecured senior notes due 2014 and 2015	$1,400,000	$1,400,000
Unamortized premium on $350 million unsecured senior notes due 2014	14,468	15,111
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(38,696)	(39,889)
Convertible senior notes due 2014	250,000	250,000
Term loans under LCW senior secured credit agreement	16,096	18,096

	2,741,868	2,743,318
Current maturities of long-term debt	(16,096)	(8,000)

	$2,725,772	$2,735,318

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the Securities and Exchange Commission (“SEC”). In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium the Company received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes using the effective interest rate method. At March 31, 2010, the effective interest rate on the $350 million of senior notes was 9.0%, which includes the effect of the premium amortization.

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

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes using the effective interest rate method. At March 31, 2010, the effective interest rate on the notes was 8.03%, which includes the effect of the discount accretion.

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

Prior to May 15, 2012, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to May 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at May 15, 2012 plus (2) all remaining required interest payments due on such notes through May 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after May 15, 2012, at a redemption price of 105.813%, 103.875% and 101.938% of the principal amount thereof if redeemed during the twelve months beginning on May 15, 2012, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on May 15, 2015 or thereafter, plus accrued and unpaid interest thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such a person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon to the repurchase date.

LCW Operations Senior Secured Credit Agreement

LCW Operations has a senior secured credit agreement, as amended, consisting of two term loans with an aggregate outstanding principal amount of approximately $16.1 million as of March 31, 2010. The loans bear interest at LIBOR plus the applicable margin (ranging from 2.70% to 6.33%). At March 31, 2010, the effective interest rate on the term loans was 5.12%. Outstanding borrowings under the senior secured credit agreement are due in quarterly installments of $2 million with an aggregate final payment of approximately $10 million due in March 2011. LCW Wireless’ working capital needs and debt service requirements are expected to be met through cash generated from its operations.

The obligations under the senior secured credit agreement are guaranteed by LCW Wireless and LCW License (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the senior secured credit agreement are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt or sell assets. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of March 31, 2010.

Note 7.	Significant Acquisitions and Dispositions

On January 8, 2010, the Company contributed certain non-operating wireless licenses in West Texas with a carrying value of approximately $2.4 million to a regional wireless service provider in exchange for a 6.6% ownership interest in the company.

On February 22, 2010, the Company entered into an asset purchase and contribution agreement with various entities doing business as Pocket Communications, or (collectively) “Pocket”, pursuant to which it and Pocket agreed to contribute substantially all of their wireless spectrum and operating assets in South Texas to a joint venture controlled by the Company. The Company will own approximately 76% of the joint venture and Pocket will own approximately 24%. Immediately prior to the closing the Company will purchase specified assets from Pocket for approximately $38 million in cash, which assets will also be contributed to the joint venture. Following the closing, Pocket will have the right to put, and the Company will have the right to call, all of Pocket’s membership interests in the joint venture (which rights will generally be exercisable by either party after 3 1/2 years). In addition, in the event of a change of control of Leap, Pocket will be obligated to sell to the Company all of its membership interests in the joint venture. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC.

On March 30, 2010, Cricket acquired an additional 23.9% membership interest in LCW Wireless from CSM Wireless, LLC (“CSM”), following CSM’s exercise of its option to sell its interest in LCW Wireless to Cricket for $21.0 million, which increased Cricket’s non-controlling interest in LCW Wireless to 94.6%.

Note 8.	Arrangements with Variable Interest Entities

As described in Note 2, the Company consolidates its non-controlling interests in LCW Wireless and Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and the Company has entered into agreements with the entities’ other members which establish a specified, minimum purchase price in the event that they offer or elect to sell their membership interests to the Company. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. LCW Wireless, Denali and their respective subsidiaries are not guarantors of the Company’s secured and unsecured senior notes, and the carrying amount and classification of their assets and liabilities is presented in Note 10. Both entities offer (through wholly owned subsidiaries) Cricket service and, accordingly, are generally subject to the same risks in conducting operations as the Company.

Arrangements with LCW Wireless

On March 30, 2010 Cricket acquired an additional 23.9% membership interest in LCW Wireless following CSM’s exercise of its option to sell its interest in LCW Wireless to Cricket for $21.0 million. As a result, the membership interests in LCW Wireless are held as follows: Cricket holds a 94.6% non-controlling membership interest; WLPCS Management, LLC (“WLPCS”) holds a 1.9% controlling membership interest; and the remaining membership interests are held by employees of LCW Wireless. As of March 31, 2010, Cricket’s equity contributions to LCW totaled $67.9 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of LCW Wireless, LLC, WLPCS has the option to put its entire membership interest in LCW Wireless to Cricket for a purchase price not to exceed $3.8 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. If the put option is exercised, the consummation of this sale will be subject to FCC approval. The Company has recorded this obligation to WLPCS, including related accretion charges, as a component of redeemable non-controlling interests in the condensed consolidated balance sheets. As of March 31, 2010 and December 31, 2009, this non-controlling interest had a carrying value of $3.0 million and $2.9 million, respectively.

Line of Credit Agreement

LCW Wireless has a line of credit agreement with Cricket, whereby Cricket has agreed to lend to LCW Wireless a maximum of $5 million during the 30-day period immediately preceding the senior secured credit agreement maturity date of March 2011.

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

Arrangements with Denali

Cricket and Denali Spectrum Manager, LLC (“DSM”) formed Denali as a joint venture to participate (through a wholly owned subsidiary) in FCC Auction #66. Cricket owns an 82.5% non-controlling membership interest and DSM owns a 17.5% controlling membership interest in Denali. As of March 31, 2010, Cricket’s equity contributions to Denali totaled $83.6 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of Denali, DSM may offer to sell its entire membership interest in Denali to Cricket in April 2012 and each year thereafter for a purchase price equal to DSM’s equity contributions in cash to Denali, plus a specified return, payable in cash. If DSM makes a sale offer each year and Cricket does not accept any such sale offer, then DSM may put its membership interest to a subsidiary of Denali in 2017. The consummation of any sale offer that is accepted by Cricket, or any put transaction that may be exercised by DSM, will be subject to FCC approval. The Company has recorded this obligation to DSM, including related accretion charges, as a component of redeemable non-controlling interests in the condensed consolidated balance sheets. As of March 31, 2010 and December 31, 2009, this non-controlling interest had a carrying value of $48.8 million and $47.7 million, respectively.

Senior Secured Credit Agreement

Cricket entered into a senior secured credit agreement with Denali and its subsidiaries to fund the payment to the FCC for the AWS license acquired by Denali in Auction #66 and to fund a portion of the costs of the construction and operation of the wireless network using such license. As of March 31, 2010, borrowings under the credit agreement totaled $542.9 million, including borrowings under the build-out sub-facility of $319.5 million. As of March 31, 2010, the build-out sub-facility commitment with Denali was $334.5 million, $15.0 million of which was unused at such date. Leap’s board of directors has authorized the Company to increase the build-out sub-facility to $394.5 million. The Company does not anticipate making any future increases to the size of the build-out sub-facility beyond the amount authorized by Leap’s board of directors. Additional funding requests would be subject to approval by Leap’s board of directors. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due in April 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing April 2017.

Management Agreement

Cricket and Denali Spectrum License, LLC, a wholly owned subsidiary of Denali (“Denali License”), are party to a management services agreement, pursuant to which Cricket is to provide management services to Denali License and its subsidiaries in exchange for a monthly management fee based on Cricket’s costs of providing such services plus overhead. Under the management services agreement, Denali License retains full control and authority over its business strategy, finances, wireless license, network equipment, facilities and operations, including its product offerings, terms of service and pricing. The initial term of the management services agreement expires in 2016. The management services agreement may be terminated by Denali License or Cricket if the other party materially breaches its obligations under the agreement, or by Denali License for convenience upon prior written notice to Cricket.

On March 17, 2010, Cricket and Denali License agreed, subject to certain conditions, to waive the obligation of Denali License to pay a share of the Company’s corporate and regional overhead costs with respect to the services provided by Cricket under the management services agreement during 2010 and 2011. Cricket and Denali License also agreed, subject to certain conditions, to waive the payment of royalty fees due to Cricket for use of its trademarks during 2010 and 2011.

The Company is currently discussing with DSM differences between the parties regarding the performance and financial condition of the joint venture. As indicated above, the parties have entered into agreements to waive certain obligations of Denali License during 2010 and 2011 to pay a share of the Company’s corporate and regional overhead costs and certain royalty fees for use of Cricket’s trademarks. Differences between the parties, however, have continued. Although the Company continues to engage in discussions with DSM in hopes of resolving these differences, the Company may not be successful in doing so. If the Company is not successful in resolving these matters, the Company may seek to purchase all or a portion of DSM’s interest in the joint venture. Alternatively, as the controlling member of Denali, DSM could seek to terminate the management services agreement and/or trademark license between Denali and Cricket and obtain management services from a third party, or it could take other actions that the Company believes could negatively impact Denali’s business. DSM could also attempt to sell or dispose of all or a portion of Denali’s wireless license or other assets, although the Company would have the right under agreements with Denali to consent to any such sale or disposal. Any transition to another party of the services the Company currently provides to Denali, any sale or disposal of all or a portion of Denali’s wireless license or other assets, or any other material operational or financial disruption to the joint venture could significantly disrupt its business, negatively impact its financial and operational performance and result in significant expenses for the Company’s business.

The following table provides a summary of the changes in value of the Company’s redeemable non-controlling interests (in thousands):

	Three Months
	Ended March 31,
	2010	2009

Beginning balance, January 1	$71,632	$71,879
Purchase of CSM membership units	(20,973)	—
Accretion of redeemable non-controlling interests, before tax	1,109	2,936

Ending balance, March 31	$51,768	$74,815

Note 9.	Commitments and Contingencies

As more fully described below, the Company is involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, securities, commercial and other matters. Due in part to the growth and expansion of its business operations, the Company has become subject to increased amounts of litigation, including disputes alleging intellectual property infringement.

The Company believes that any damage amounts alleged in the matters discussed below are not necessarily meaningful indicators of its potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether the amount can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved.

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

Patent Litigation

Freedom Wireless

On December 10, 2007, the Company was sued by Freedom Wireless, Inc. (“Freedom Wireless”), in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security

Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that the Company’s Cricket unlimited voice service, in addition to its Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, the Company and Freedom Wireless entered into an agreement to settle this lawsuit and agreed to enter into a license agreement which will provide Freedom Wireless with royalties on certain of the Company’s products and services. Pursuant to the terms of the settlement, an arbitration hearing was held on December 15, 2009 to finalize the terms of the settlement and license agreements. The decision of the arbitrator is pending. On April 7, 2010, the parties received the preliminary decision of the arbitrator, which reaffirmed the financial terms of the settlement and license agreement.

DNT

On May 1, 2009, the Company was sued by DNT LLC (“DNT”) in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that the Company uses, encourages the use of, sells, offers for sale and/or imports voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT’s patent. DNT alleges that the Company’s infringement is willful, and the complaint seeks an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys’ fees. On July 23, 2009, the Company filed an answer to the complaint as well as counterclaims. On December 14, 2009, DNT’s patent was determined to be invalid in a case it brought against other wireless providers. DNT’s lawsuit against the Company has been stayed, pending resolution of that other case.

Digital Technology Licensing

On April 21, 2009, the Company and certain other wireless carriers (including Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC (“DTL”) in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that the Company and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that the Company and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. On January 5, 2010, this matter was stayed, pending final resolution of another case that DTL brought against another wireless provider in which it alleges infringement of the patent that is at issue in this matter. That other case has been settled and dismissed but the stay in the Company’s matter has not been lifted.

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

DownUnder Wireless

On November 20, 2009, the Company and a number of other parties were sued by DownUnder Wireless, LLC, or DownUnder, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 6,741,215 entitled “Inverted Safety Antenna for Personal Communications

Devices.” DownUnder alleges that the Company uses, sells, and offers to sell wireless communication devices, including PCD, Cal-Comp, and Motorola devices, comprising a housing, a microphone, a speaker earpiece, a user interface mounted in an upright orientation on the communication device, and a transmitting antenna, where the transmitting antenna is mounted in a lower portion of the housing, and further the housing defines an obtuse angle between the top of the upper housing portion and the bottom of the lower housing portion of the devices, and that such acts constitute direct and indirect infringement of DownUnder’s patent. DownUnder alleges that the Company’s infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), and attorneys’ fees. The Company filed an answer to the complaint on February 19, 2010. On April 29, 2010, the Company and certain other defendants filed a motion to sever the claims against them and dismiss the matter or, in the alternative, to stay the litigation.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits and a consolidated securities class action lawsuit. As indicated further below, the Company has reached an agreement in principle to settle the derivative suits and has received preliminary court approval to settle the class action.

The two shareholder derivative suits purport to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that the Company was restating certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS Communications, Inc. and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants filed motions to dismiss the amended federal complaint, and on September 29, 2009, the district court granted Leap’s motion to dismiss the derivative complaint for failure to plead that a presuit demand on Leap’s board was excused. The parties have agreed in principle to settle the derivative suits subject to documentation and court approval. The settlement is contemplated to be a non-monetary settlement based upon the Company’s agreement to make various corporate and operational changes, and to fund, through its insurance carriers, an award of attorney’s fees to plaintiffs’ counsel. The parties are in the process of documenting their agreement and preparing a motion for preliminary court approval and a settlement fairness hearing.

Leap and certain current and former officers and directors, and Leap’s independent registered public accounting firm, PricewaterhouseCoopers LLP, also were named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California which consolidated several securities class action lawsuits initially filed between September 2007 and January 2008. Plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The consolidated complaint alleges that the defendants made false and misleading statements about Leap’s internal controls, business and financial results, and customer count metrics. The claims are based primarily on the November 9, 2007 announcement that the Company was restating certain of its financial statements and statements made in its August 7, 2007 second quarter 2007 earnings release. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. On January 9, 2009, the federal court granted defendants’ motions to dismiss the complaint for failure to state a claim. On February 23, 2009, defendants were served with an amended complaint which did not name PricewaterhouseCoopers LLP or any of Leap’s outside directors. Leap and the remaining individual defendants moved to dismiss the amended complaint.

The parties reached an agreement in principle to settle the class action. The settlement is contingent upon court approval and provides for, among other things, dismissal of the lawsuits with prejudice, releases in favor of the defendants, and payment to the class of $13.75 million, including the award of attorneys’ fees to class plaintiffs’ counsel. On February 18, 2010, the lead plaintiff filed a motion seeking preliminary approval by the court of the settlement and approval of a form of notice to potential settlement class members, which was granted on March 24,

2010. The district court set a settlement fairness hearing for October 4, 2010. Following preliminary approval, the entire settlement amount was paid into an escrow account by the Company’s insurance carriers pursuant to the terms of the settlement agreement.

Department of Justice Inquiry

On January 7, 2009, the Company received a letter from the Civil Division of the United States Department of Justice (the “DOJ”). In its letter, the DOJ alleges that between approximately 2002 and 2006, the Company failed to comply with certain federal postal regulations that required it to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts. As a result, the DOJ has asserted that the Company violated the False Claims Act (the “FCA”) and is therefore liable for damages. On November 18, 2009, the DOJ presented the Company with a calculation that single damages in this matter were $2.7 million for the period from June 2003 through June 2006, which amount may be trebled under the FCA. The FCA also provides for statutory penalties, which the DOJ has previously asserted could total up to $11,000 per mailing. The DOJ had also previously asserted as an alternative theory of liability that the Company is liable on a basis of unjust enrichment for estimated single damages.

Other Litigation, Claims and Disputes

In addition to the matters described above, the Company is often involved in certain other claims, including disputes alleging intellectual property infringement, which arise in the ordinary course of business or are otherwise immaterial and which seek monetary damages and other relief. Based upon information currently available to the Company, none of these other claims is expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Outstanding Letters of Credit and Surety Bonds

As of March 31, 2010 and December 31, 2009, the Company had approximately $10.5 million of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. The restricted cash collateralizing the letters of credit outstanding is reported in both restricted cash, cash equivalents and short-term investments and other long-term assets in the condensed consolidated balance sheets.

As of March 31, 2010 and December 31, 2009, the Company had approximately $5.5 million of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

Note 10.	Guarantor Financial Information

The $2,500 million of senior notes issued by Cricket (the “Issuing Subsidiary”) are comprised of $1,100 million of unsecured senior notes due 2014, $300 million of unsecured senior notes due 2015 and $1,100 million of senior secured notes due 2016. The notes are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and Cricket License Company, LLC, a wholly owned subsidiary of Cricket (the “Guarantor Subsidiary”).

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of March 31, 2010 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$48	$154,560	$—	$18,513	$—	$173,121
Short-term investments	—	350,309	—	2,498	—	352,807
Restricted cash, cash equivalents and short-term investments	2,231	1,625	—	10	—	3,866
Inventories	—	52,043	—	3,146	—	55,189
Deferred charges	—	35,998	—	—	—	35,998
Other current assets	53	80,469	—	5,192	(1,758)	83,956

Total current assets	2,332	675,004	—	29,359	(1,758)	704,937
Property and equipment, net	2	1,837,797	—	256,105	—	2,093,904
Investments in and advances to affiliates and consolidated subsidiaries	1,905,358	2,167,243	23,837	7,778	(4,104,216)	—
Wireless licenses	—	7,890	1,580,994	334,213	—	1,923,097
Goodwill	—	430,101	—	—	—	430,101
Other intangible assets, net	—	23,399	—	—	—	23,399
Other assets	6,332	75,909		2,027	—	84,268

Total assets	$1,914,024	$5,217,343	$1,604,831	$629,482	$(4,105,974)	$5,259,706

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$28	$223,672	$—	$4,875	$—	$228,575
Current maturities of long-term debt	—	—	—	16,096	—	16,096
Intercompany payables	32,261	279,234	—	8,200	(319,695)	—
Other current liabilities	2,329	212,656	—	18,136	(1,758)	231,363

Total current liabilities	34,618	715,562	—	47,307	(321,453)	476,034
Long-term debt	250,000	2,475,772	—	744,215	(744,215)	2,725,772
Deferred tax liabilities	—	271,369	—	—	—	271,369
Other long-term liabilities	—	93,954	—	11,403	—	105,357

Total liabilities	284,618	3,556,657	—	802,925	(1,065,668)	3,578,532
Redeemable non-controlling interests	—	2,951	—	48,817	—	51,768
Stockholders’ equity (deficit)	1,629,406	1,657,735	1,604,831	(222,260)	(3,040,306)	1,629,406

Total liabilities and stockholders’ equity	$1,914,024	$5,217,343	$1,604,831	$629,482	$(4,105,974)	$5,259,706

Condensed Consolidating Balance Sheet as of December 31, 2009 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$66	$160,834	$—	$14,099	$—	$174,999
Short-term investments	—	386,423	—	2,731	—	389,154
Restricted cash, cash equivalents and short-term investments	2,231	1,625	—	10	—	3,866
Inventories	—	102,883	—	5,029	—	107,912
Deferred charges	—	38,872	—	—	—	38,872
Other current assets	83	69,009	—	3,619	493	73,204

Total current assets	2,380	759,646	—	25,488	493	788,007
Property and equipment, net	2	1,853,898	—	267,194	—	2,121,094
Investments in and advances to affiliates and consolidated subsidiaries	1,965,842	2,233,669	86,405	7,381	(4,293,297)	—
Wireless licenses	—	7,889	1,580,174	333,910	—	1,921,973
Assets held for sale	—	—	2,381	—	—	2,381
Goodwill	—	430,101	—	—	—	430,101
Intangible assets, net	—	24,535	—	—	—	24,535
Other assets	6,663	74,558	—	2,409	—	83,630

Total assets	$1,974,887	$5,384,296	$1,668,960	$636,382	$(4,292,804)	$5,371,721

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$16	$303,520	$—	$6,850	$—	$310,386
Current maturities of long-term debt	—	—	—	8,000	—	8,000
Intercompany payables	29,194	347,468	—	19,416	(396,078)	—
Other current liabilities	5,147	172,202	—	18,803	495	196,647

Total current liabilities	34,357	823,190	—	53,069	(395,583)	515,033
Long-term debt	250,000	2,475,222	—	714,640	(704,544)	2,735,318
Deferred tax liabilities	—	259,512	—	—	—	259,512
Other long-term liabilities	—	90,233	—	9,463	—	99,696

Total liabilities	284,357	3,648,157	—	777,172	(1,100,127)	3,609,559
Redeemable non-controlling interests	—	23,981	—	47,651	—	71,632
Stockholders’ equity (deficit)	1,690,530	1,712,158	1,668,960	(188,441)	(3,192,677)	1,690,530

Total liabilities and stockholders’ equity	$1,974,887	$5,384,296	$1,668,960	$636,382	$(4,292,804)	$5,371,721

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2010 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$536,808	$—	$47,998	$16	$584,822
Equipment revenues	—	62,702	—	6,430	—	69,132
Other revenues	—	(103)	23,925	754	(24,576)	—

Total revenues	—	599,407	23,925	55,182	(24,560)	653,954

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	175,023	—	15,574	(24,663)	165,934
Cost of equipment	—	150,636	—	17,417	—	168,053
Selling and marketing	—	98,363	—	13,521	—	111,884
General and administrative	3,119	84,199	173	4,662	103	92,256
Depreciation and amortization	—	98,071	—	11,175	—	109,246

Total operating expenses	3,119	606,292	173	62,349	(24,560)	647,373
Gain on sale or disposal of assets	—	(705)	—	(748)	—	(1,453)

Operating income (loss)	(3,119)	(7,590)	23,752	(7,915)	—	5,128
Equity in net loss of consolidated subsidiaries	(67,834)	(10,004)	—	—	77,838	—
Equity in net income of investees, net	—	571	—	—	—	571
Interest income	6,063	25,096	—	351	(31,082)	428
Interest expense	(3,144)	(63,206)	—	(25,027)	31,082	(60,295)
Other expense, net	—	15	—	—	—	15

Income (loss) before income taxes	(68,034)	(55,118)	23,752	(32,591)	77,838	(54,153)
Income tax expense	—	(11,294)	—	—	—	(11,294)

Net income (loss)	(68,034)	(66,412)	23,752	(32,591)	77,838	(65,447)
Accretion of redeemable non-controlling interests	—	(1,422)	—	(1,165)	—	(2,587)

Net income (loss) attributable to common stockholders	$(68,034)	$(67,834)	$23,752	$(33,756)	$77,838	$(68,034)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$497,505	$—	$16,500	$—	$514,005
Equipment revenues	—	69,120	—	3,862	—	72,982
Other revenues	—	340	21,854	333	(22,527)	—

Total revenues	—	566,965	21,854	20,695	(22,527)	586,987

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	165,958	—	476	(22,090)	144,344
Cost of equipment	—	145,010	—	12,786	—	157,796
Selling and marketing	—	99,198	—	4,325	—	103,523
General and administrative	1,101	87,386	243	7,884	(437)	96,177
Depreciation and amortization	—	82,416	—	7,317	—	89,733

Total operating expenses	1,101	579,968	243	32,788	(22,527)	591,573
Loss on sale or disposal of assets	—	3,581	—	—	—	3,581

Operating income (loss)	(1,101)	(9,422)	21,611	(12,093)	—	(1,005)
Equity in net loss of consolidated subsidiaries	(52,171)	(4,678)	—	—	56,849	—
Equity in net loss of investees, net	—	1,479	—	—	—	1,479
Interest income	6,064	19,056	—	1,326	(25,501)	945
Interest expense	(3,088)	(49,797)	—	(14,467)	25,501	(41,851)
Other income (expense), net	—	(63)	—	—	—	(63)

Income (loss) before income taxes	(50,296)	(43,425)	21,611	(25,234)	56,849	(40,495)
Income tax expense	—	(6,865)	—	—	—	(6,865)

Net income (loss)	(50,296)	(50,290)	21,611	(25,234)	56,849	(47,360)
Accretion of redeemable non-controlling interests	—	(1,881)	—	(1,055)	—	(2,936)

Net income (loss) attributable to common stockholders	$(50,296)	$(52,171)	$21,611	$(26,289)	$56,849	$(50,296)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2010 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(18)	$101,052	$—	$(7,416)	$(67)	$93,551

Investing activities:
Purchases of property and equipment	—	(106,381)	—	(825)	—	(107,206)
Changes in prepayments for purchases of property and equipment	—	234	—	—	—	234
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(821)	—	(303)	—	(1,124)
Purchases of investments	—	(122,483)	—	—	—	(122,483)
Sales and maturities of investments	—	158,400	—	25	—	158,425
Change in restricted cash	—	185	—	—	—	185

Net cash used in investing activities	—	(70,866)	—	(1,103)	—	(71,969)

Financing activities:
Issuance of related party debt	—	(15,000)	—	15,000	—	—
Repayment of long-term debt	—	—	—	(2,000)	—	(2,000)
Minority interest distribution	—	—	—	(67)	67	—
Purchase of non-controlling interest	—	(20,973)	—	—	—	(20,973)
Other	—	(487)	—	—	—	(487)

Net cash provided by (used in) financing activities	—	(36,460)	—	12,933	67	(23,460)

Net increase (decrease) in cash and cash equivalents	(18)	(6,274)	—	4,414	—	(1,878)
Cash and cash equivalents at beginning of period	66	160,834	—	14,099	—	174,999

Cash and cash equivalents at end of period	$48	$154,560	$—	$18,513	$—	$173,121

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$53	$122,581	$—	$(22,651)	$(31)	$99,952

Investing activities:
Purchases property and equipment	—	(170,696)	—	(31,089)	—	(201,785)
Changes in prepayments for purchases of property and equipment	—	(1,494)	—	—	—	(1,494)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(1,775)	—	(770)	—	(2,545)
Proceeds from the sale of wireless licenses	—	2,965	—	—	—	2,965
Purchases of investments	—	(234,563)	—	—	—	(234,563)
Sales and maturities of investments	—	165,914	—	—	—	165,914
Investments in and advances to affiliates and consolidated subsidiaries	(853)	—	—	—	853	—
Change in restricted cash	(1)	(1,163)	—	30	—	(1,134)

Net cash used in investing activities	(854)	(240,812)	—	(31,829)	853	(272,642)

Financing activities:
Proceeds from long-term debt	—	—	—	60,000	(60,000)	—
Issuance of related party debt	—	(60,000)	—	—	60,000	—
Repayment of long-term debt	—	(2,250)	—	(1,404)	—	(3,654)
Capital contributions, net	853	853	—	—	(853)	853
Non-controlling interests distribution	—	—	—	(31)	31	—
Other	—	(334)	—	—	—	(334)

Net cash provided by (used in) financing activities	853	(61,731)	—	58,565	(822)	(3,135)

Net increase (decrease) in cash and cash equivalents	52	(179,962)	—	4,085	—	(175,825)
Cash and cash equivalents at beginning of period	27	333,119	—	24,562	—	357,708

Cash and cash equivalents at end of period	$79	$153,157	$—	$28,647	$—	$181,883

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” and “us” refer to Leap Wireless International, Inc., or Leap, and its subsidiaries, including Cricket Communications, Inc., or Cricket. Leap, Cricket and their subsidiaries and consolidated joint ventures are sometimes collectively referred to herein as the “Company.” Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2010 population estimates provided by Claritas Inc., a market research company.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on February 26, 2010.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	the duration and severity of the current economic downturn in the United States and changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute effectively on our other strategic activities;

•	our ability to obtain roaming services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

•	failure of our network or information technology systems to perform according to expectations and risks associated with the upgrade or transition of certain of those systems, including our customer billing system; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

Cricket service is offered by Cricket, a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations, and in the upper Midwest by Denali Spectrum Operations, LLC, or Denali Operations. Cricket owns an indirect 94.6% non-controlling interest in LCW Operations through a 94.6% non-controlling interest in LCW Wireless, LLC, or LCW Wireless, and owns an indirect 82.5% non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali Spectrum LLC, or Denali. LCW Wireless and Denali are designated entities under Federal Communications Commission, or FCC, regulations. We consolidate our non-controlling interests in LCW Wireless and Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because these entities are variable interest entities and we have entered into agreements with the entities’ other members which establish a specified, minimum purchase price in the event that they offer or elect to sell their membership interests to us.

As of March 31, 2010, Cricket service was offered in 35 states and the District of Columbia and had approximately 5.4 million customers. As of March 31, 2010, we, LCW Wireless License, LLC, or LCW License (a wholly owned subsidiary of LCW Operations), and Denali Spectrum License Sub, LLC, or Denali License Sub (an indirect wholly owned subsidiary of Denali) owned wireless licenses covering an aggregate of approximately 184.2 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 94.2 million POPs as of March 31, 2010, which includes incremental POPs attributed to ongoing footprint expansion in existing markets. The licenses we and Denali own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming Denali License Sub were to make available to us certain of its spectrum. In addition, we have entered into voice-based roaming relationships that have enabled us to offer customers purchasing our Cricket Wireless and most Cricket PAYGo service plans a nationwide, extended calling area covering approximately 277 million POPs.

Our Cricket service offerings are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our primary Cricket service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plans include unlimited local and U.S. long distance service and unlimited text messaging. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for one low, flat rate with no long-term commitments or credit checks. We also offer Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar.

We believe that our business is scalable because we offer an attractive value proposition to our customers while utilizing a cost structure that is significantly lower than most of our competitors. As a result, we have continued to pursue activities to expand our business. These expansion activities have included the broadening of our product portfolio, which has included the introduction of our Cricket Broadband and Cricket PAYGo products over the past few years. We have also enhanced our network coverage and capacity. In 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. We have also continued to enhance our network coverage and capacity in many of our existing markets. Future business expansion activities could include the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of Cricket services in additional markets, entering into partnerships with others, the acquisition of other wireless communications companies or complementary businesses, the purchase of all or a portion of the remaining membership interests in our joint ventures, LCW Wireless and Denali, or the deployment of next-generation network technology over the longer term. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License Sub hold include large regional areas covering both rural and metropolitan communities, we and Denali may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service. We intend to be disciplined as we pursue any expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters for markets in operation for one year or longer, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, but generally expect that churn will gradually improve as the average tenure of customers in such markets increases. Sales activity and churn, however, can be strongly affected by other factors, including promotional activity, economic conditions and competitive actions, any of which may have the ability to reduce or outweigh certain seasonal effects or the relative amount of time a market has been in operation. From time to time, we offer programs to help promote customer activity for our wireless services. For example, we utilize a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free month of service on the additional line of service after paying an activation fee. We believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our wireless services.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol service providers, traditional landline service providers and cable companies. The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings. These service offerings have presented additional strong competition in markets in which our offerings overlap. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. We have recently revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans and have eliminated certain fees we previously charged customers who changed their service plans. These changes, which were made in response to the competitive and economic environment, have resulted in lower average monthly revenue per customer. In addition, a number of our competitors have introduced “all-inclusive” rate plans which are priced to include applicable regulatory fees and taxes. In the event that we were to transition the pricing of our rate plans to generally include regulatory fees and taxes, this change could further impact our revenues. In addition, high unemployment levels have impacted our customer base, including, in particular, the lower-income segment of our customer base, decreasing their discretionary income.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity through capital markets transactions. See “Liquidity and Capital Resources” below.

Among the most significant factors affecting our financial condition and performance in prior periods have been our market expansions and growth in customers, the impacts of which have been reflected in our revenues and operating expenses. Since 2005, we and our consolidated joint ventures have expanded existing market footprints and launched additional markets, increasing the number of potential customers covered by our networks from approximately 27.7 million covered POPs as of December 31, 2005 to approximately 94.2 million covered POPs as of March 31, 2010. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 1.7 million customers as of December 31, 2005 to 5.4 million customers as of March 31, 2010. As our business has expanded, our total revenues have continued to increase, rising from $957.8 million for fiscal 2005 to $2.38 billion for fiscal 2009, and from $587.0 million for the three months ended March 31, 2009 to $654.0 million for the three months ended March 31, 2010. Our operating expenses have similarly increased from $901.4 million for fiscal 2005 to $2.35 billion for fiscal 2009, and from $591.6 million for the three months ended March 31, 2009 to $647.4 million for the three months ended March 31, 2010. During this period, we also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses. As a result, our interest expense has increased from $30.1 million for fiscal 2005 to $210.4 million for fiscal 2009, and from $41.9 million for the three months ended March 31, 2009 to $60.3 million for the three months ended March 31, 2010. Primarily as a result of the factors described above, our net income of $30.7 million for fiscal 2005 decreased to a net loss of $238.0 million for fiscal 2009, and our net loss of $47.4 million for the three months ended March 31, 2009 increased to a net loss of $65.4 million for the three months ended March 31, 2010. We believe, however, that the significant initial costs associated with new markets we have built out and launched and the further expansion of our existing business will provide substantial future benefits as these new markets continue to develop, our existing markets mature and we continue to add subscribers and generate additional revenues.

The evolving competitive landscape has negatively impacted our financial and operating results during the past year, and we expect that continued significant competition in the markets in which we operate may result in more competitive pricing, slower growth, higher costs and increased customer turnover, as well as the possibility of requiring us to further modify our service plans, increase our device subsidies or increase our dealer compensation in response to competition. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results. We believe that our cost structure provides us with a significant advantage in responding to changing competitive and economic conditions and enables us to revise our product and service offerings to attract and retain customers. Evolving competition or continuing unfavorable unemployment levels, however, could continue to adversely impact average monthly revenue per customer, increase churn and decrease operating income before depreciation and amortization, or OIBDA, and free cash flow.

Results of Operations

Operating Items

The following table summarizes operating data for our consolidated operations for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended March 31,
		% of 2010		% of 2009	Change from
		Service		Service	Prior Year
	2010	Revenues	2009	Revenues	Dollars	Percent

Revenues:
Service revenues	$584,822		$514,005		$70,817	13.8%
Equipment revenues	69,132		72,982		(3,850)	(5.3)%

Total revenues	653,954		586,987		66,967	11.4%

Operating expenses:
Cost of service	165,934	28.4%	144,344	28.1%	21,590	15.0%
Cost of equipment	168,053	28.7%	157,796	30.7%	10,257	6.5%
Selling and marketing	111,884	19.1%	103,523	20.1%	8,361	8.1%
General and administrative	92,256	15.8%	96,177	18.7%	(3,921)	(4.1)%
Depreciation and amortization	109,246	18.7%	89,733	17.5%	19,513	21.7%

Total operating expenses	647,373	110.7%	591,573	115.1%	55,800	9.4%
Gain (loss) on sale or disposal of assets	(1,453)	(0.2)%	3,581	0.7%	(5,034)	(140.6)%

Operating income (loss)	$5,128	0.9%	$(1,005)	(0.2)%	$6,133	610.2%

The following table summarizes customer activity for the three months ended March 31, 2010 and 2009:

			Change
For the Three Months Ended March 31(1):	2010	2009	Amount	Percent

Gross customer additions	1,132,998	889,911	243,087	27.3%
Net customer additions	445,768	492,753	(46,985)	(9.5)%
Weighted-average number of customers	5,135,102	4,058,819	1,076,283	26.5%

As of March 31:
Total customers	5,399,872	4,337,426	1,062,446	24.5%

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Service Revenues

Service revenues increased $70.8 million, or 13.8%, for the three months ended March 31, 2010 compared to the corresponding period of the prior year. This increase resulted from a 26.5% increase in average total customers due to new market launches and existing market customer growth. This increase was partially offset by a 10.1% decline in average monthly revenues per customer. The decline in average monthly revenues per customer was primarily attributable to continued customer acceptance of our Cricket Broadband and Cricket PAYGo services, which are generally priced lower than our most popular wireless service plans, and customer acceptance of the higher-value, lower-priced rate plans we introduced in August 2009.

Equipment Revenues

Equipment revenues decreased $3.9 million, or 5.3%, for the three months ended March 31, 2010 compared to the corresponding period of the prior year. A 38% increase in the number of devices sold was offset by a reduction in the average revenue per device sold. The reduction in the average revenue per device sold was primarily due to various device promotions offered to customers and an increase in the number of customers using our Cricket Broadband and Cricket PAYGo services.

Cost of Service

Cost of service increased $21.6 million, or 15.0%, for the three months ended March 31, 2010 compared to the corresponding period of the prior year. The most significant factor contributing to the increase in cost of service was the increase in our fixed costs due to our recently launched markets and the resultant increase in our network footprint and supporting infrastructure quarter-over-quarter. The number of potential customers covered by our networks increased from approximately 83.8 million covered POPs as of March 31, 2009 to approximately 94.2 million covered POPs as of March 31, 2010. As a percentage of service revenues, cost of service was 28.4% compared to 28.1% in the prior year period.

Cost of Equipment

Cost of equipment increased $10.3 million, or 6.5%, for the three months ended March 31, 2010 compared to the corresponding period of the prior year. A 38% increase in the number of devices sold was partially offset by a reduction in the average cost per device sold, primarily due to benefits of scale and an increase in the number of customers using our Cricket Broadband and Cricket PAYGo services.

Selling and Marketing Expenses

Selling and marketing expenses increased $8.4 million, or 8.1%, for the three months ended March 31, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.1% from 20.1% in the prior year period. This percentage decrease was largely attributable to a 1.9%

decrease in media and advertising costs as a percentage of service revenues reflecting the launch of our two largest markets during the first quarter of 2009, and the increase in service revenues and consequent benefits of scale.

General and Administrative Expenses

General and administrative expenses decreased $3.9 million, or 4.1%, for the three months ended March 31, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 15.8% from 18.7% in the prior year period primarily due to the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $19.5 million, or 21.7%, for the three months ended March 31, 2010 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property and equipment, net from approximately $1,956.6 million as of March 31, 2009 to approximately $2,093.9 million as of March 31, 2010, in connection with the build-out and launch of our new markets throughout 2009 and the improvement and expansion of our networks in existing markets.

Gain (Loss) on Sale or Disposal of Assets

Gain (loss) on sale or disposal of assets decreased $5.0 million for the three months ended March 31, 2010 compared to the corresponding period of the prior year. During the three months ended March 31, 2010, we recognized losses of approximately $1.5 million upon the disposal of certain of our property and equipment. In March 2009 we recognized a non-monetary net gain of approximately $4.4 million upon the closing of a license exchange transaction. This net gain was partially offset by approximately $0.8 million in losses we recognized upon the disposal of certain of our property and equipment during the three months ended March 31, 2009.

Non-Operating Items

The following table summarizes non-operating data for our consolidated operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	Change

Equity in net income of investees, net	$571	$1,479	$(908)
Interest income	428	945	(517)
Interest expense	(60,295)	(41,851)	(18,444)
Other income (expense), net	15	(63)	78
Income tax expense	(11,294)	(6,865)	(4,429)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Equity in Net Income of Investees, Net

Equity in net income of investees, net reflects our share of net income and net losses of regional wireless service providers in which we hold investments.

Interest Income

Interest income decreased $0.5 million during the three months ended March 31, 2010 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in interest rates from the corresponding period of the prior year.

Interest Expense

Interest expense increased $18.4 million during the three months ended March 31, 2010 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $1,100 million of senior secured notes in June 2009. In addition, we did not capitalize interest during the three months ended March 31, 2010 compared to $12.2 million of capitalized interest during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out.

Income Tax Expense

The computation of our annual effective tax rate includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting our ordinary income (loss). Our projected ordinary income tax expense for the full year 2010, which excludes the effect of discrete items, consists primarily of the deferred tax effect of our investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses and tax goodwill for income tax purposes. Because our projected 2010 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the three months ended March 31, 2010 and 2009 by applying the actual effective tax rate to the year-to-date income.

During the three months ended March 31, 2010, we recorded income tax expense of $11.3 million compared to income tax expense of $6.9 million for the three months ended March 31, 2009. The increase in income tax expense during the three months ended March 31, 2010 compared to the prior year period was primarily caused by increased state income tax expense. Our state tax rate for the three months ended March 31, 2010 increased as a result of the expansion of our operating footprint in fiscal 2009 into new, higher-taxing states. During the period ended March 31, 2009, our state tax rate decreased as a result of the enactment of the California Budget Act of 2008, which was signed into law on February 20, 2009, and which will permit taxpayers to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011.

We expect that we will recognize income tax expense for the full year 2010 despite the fact that we have recorded a full valuation allowance on almost all of our deferred tax assets. This result is because of the deferred tax effect of our investment in certain joint ventures as well as the amortization of wireless licenses and tax basis goodwill for income tax purposes.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss, or NOL, carryforwards, capital loss carryforwards and income tax credits. We must then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. Included in our deferred tax assets as of March 31, 2010 were federal NOL carryforwards of approximately $1.6 billion (which begin to expire in 2022) and state NOL carryforwards of approximately $1.7 billion ($21.9 million of which will expire at the end of 2010), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment for the three months ended March 31, 2010, we weighed the positive and negative factors with respect to this determination and, at this time, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of the deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax credit. We will continue to closely monitor the positive and negative factors to assess whether we are required to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision.

Subscriber Recognition and Disconnect Policies

We recognize a new customer as a gross addition in the month that he or she activates a Cricket service. We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated. Customers for our Cricket Wireless and Cricket Broadband services must generally pay their service amount by the payment due date or their service will be suspended. Cricket Wireless customers, however, may elect to purchase our BridgePay service, which would entitle them to an additional seven days of service. When service is suspended, the customer is generally not able to make or receive calls or access the internet via our Cricket Broadband service, as applicable. Calls attempted by suspended customers are directed to our customer service center in order to arrange payment. In order to re-establish Cricket Wireless or Cricket Broadband service, a customer must generally make all past-due payments and pay a reactivation charge. For our Cricket Wireless and Cricket Broadband services, if a new customer does not pay all amounts due on his or her first bill within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which the customer’s service was discontinued. If a Cricket Wireless or Cricket Broadband customer has made payment on his or her first bill and in a subsequent month does not pay all amounts due within 30 days of the due date, the account is disconnected and counted as churn. For Cricket Wireless customers who have elected to use BridgePay to receive an additional seven days of service, those customers must still pay all amounts otherwise due on their Cricket Wireless account within 30 days of the original due date or their account will also be disconnected and counted as churn. Pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Customers of our Cricket PAYGo service are generally disconnected from service and counted as churn if they have not replenished or “topped up” their account within 60 days after the end of their current term of service.

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

ARPU is service revenue divided by the weighted-average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings and fees, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. We do not recognize service revenue until payment has been received and services have been provided to the customer. In addition, customers of our Cricket Wireless and Cricket Broadband service are generally disconnected from service approximately 30 days after failing to pay a monthly bill. Customers of our Cricket PAYGo service are generally disconnected from service if they have not replenished or “topped up” their account within 60 days after the end of their current term of service. Therefore, because our calculation of weighted-average number of customers includes customers who have yet to disconnect service because they have either not paid their last bill or have not replenished or “topped up” their account, ARPU may appear lower during periods in which we have significant disconnect activity. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless communications providers. Other companies may calculate this measure differently.

CPGA is selling and marketing costs (excluding applicable share-based compensation expense included in selling and marketing expense), and equipment subsidy (generally defined as cost of equipment less equipment revenue), less the net loss on equipment transactions unrelated to initial customer acquisition, divided by the total number of gross new customer additions during the period being measured. The net loss on equipment transactions unrelated to initial customer acquisition includes the revenues and costs associated with the sale of wireless devices to existing customers as well as costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers). We deduct customers who do not pay their first monthly bill from our gross customer additions, which tends to increase CPGA because we incur the costs associated with this customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless communications providers. Other companies may calculate this measure differently.

CCU is cost of service and general and administrative costs (excluding applicable share-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on the sale of devices to existing customers and costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers)), divided by the weighted-average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.

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

Adjusted OIBDA is a non-GAAP financial measure defined as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of: gain/(loss) on sale/disposal of assets; impairment of assets; and share-based compensation expense. Adjusted OIBDA should not be construed as an alternative to operating income or net income as determined in accordance with GAAP, or as an alternative to cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity.

In a capital-intensive industry such as wireless telecommunications, management believes that adjusted OIBDA and the associated percentage margin calculations are meaningful measures of our operating performance. We use adjusted OIBDA as a supplemental performance measure because management believes it facilitates comparisons of our operating performance from period to period and comparisons of our operating performance to that of other companies by backing out potential differences caused by the age and book depreciation of fixed assets (affecting relative depreciation expenses) as well as the items described above for which additional adjustments were made. While depreciation and amortization are considered operating costs under generally accepted accounting principles, these expenses primarily represent the non-cash current period allocation of costs associated with long-lived assets acquired or constructed in prior periods. Because adjusted OIBDA facilitates internal comparisons of our historical operating performance, management also uses this metric for business planning purposes and to measure our performance relative to that of our competitors. In addition, we believe that adjusted OIBDA and similar measures are widely used by investors, financial analysts and credit rating agencies as measures of our financial performance over time and to compare our financial performance with that of other companies in our industry.

Adjusted OIBDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	it does not reflect capital expenditures;

•	although it does not include depreciation and amortization, the assets being depreciated and amortized will often have to be replaced in the future and adjusted OIBDA does not reflect cash requirements for such replacements;

•	it does not reflect costs associated with share-based awards exchanged for employee services;

•	it does not reflect the interest expense necessary to service interest or principal payments on current or future indebtedness;

•	it does not reflect expenses incurred for the payment of income taxes and other taxes; and

•	other companies, including companies in our industry, may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Management understands these limitations and considers adjusted OIBDA as a financial performance measure that supplements but does not replace the information provided to management by our GAAP results.

The following table shows metric information for the three months ended March 31, 2010 and 2009 (in thousands, except ARPU, CPGA, CCU and Churn):

	Three Months Ended
	March 31,
	2010	2009

ARPU	$37.96	$42.21
CPGA	$171	$195
CCU	$17.41	$20.03
Churn	4.5%	3.3%
Adjusted OIBDA	$122,992	$96,802

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended
	March 31,
	2010	2009

Selling and marketing expense	$111,884	$103,523
Less share-based compensation expense included in selling and marketing expense	(1,106)	(1,583)
Plus cost of equipment	168,053	157,796
Less equipment revenue	(69,132)	(72,982)
Less net loss on equipment transactions unrelated to initial customer acquisition	(16,141)	(13,448)

Total costs used in the calculation of CPGA	$193,558	$173,306
Gross customer additions	1,132,998	889,911

CPGA	$171	$195

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	March 31,
	2010	2009

Cost of service	$165,934	$144,344
Plus general and administrative expense	92,256	96,177
Less share-based compensation expense included in cost of service and general and administrative expense	(6,059)	(10,072)
Plus net loss on equipment transactions unrelated to initial customer acquisition	16,141	13,448

Total costs used in the calculation of CCU	$268,272	$243,897
Weighted-average number of customers	5,135,102	4,058,819

CCU	$17.41	$20.03

Adjusted OIBDA — The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Operating income (loss)	$5,128	$(1,005)
Plus depreciation and amortization	109,246	89,733

OIBDA	$114,374	$88,728
Less (gain) loss on sale or disposal of assets	1,453	(3,581)
Plus share-based compensation expense	7,165	11,655

Adjusted OIBDA	$122,992	$96,802

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $525.9 million in unrestricted cash, cash equivalents and short-term investments as of March 31, 2010. We generated $93.6 million of net cash from operating activities during the three months ended March 31, 2010, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. From time to time, we may generate additional liquidity through future capital markets transactions.

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

Our business operations and expansion efforts have historically required significant expenditures. Our operating expenses for the year ended December 31, 2009 and for the three months ended March 31, 2010 were $2,351.6 million and $647.4 million, respectively. In addition, we and our consolidated joint ventures made approximately $699.5 million and $107.2 million in capital expenditures, including related capitalized interest costs, during the year ended December 31, 2009 and the three months ended March 31, 2010, respectively, primarily to support the build-out and launch of new markets, the expansion and improvement of our existing wireless networks and other planned capital projects. Capital expenditures for fiscal year 2010, however, are expected to be significantly less than our capital expenditures for fiscal years 2008 and 2009 and are primarily expected to reflect expenditures required to support the ongoing growth and development of markets in commercial operation. As described above, we believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts.

In addition to our current business expansion efforts, we may pursue other activities to build our business. Future business expansion efforts could include the launch of new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of Cricket services in additional markets, entering into partnerships with others, the acquisition of other wireless communications companies or complementary businesses, the purchase of all or a portion of the remaining membership interests in our joint ventures, LCW Wireless and Denali, or the deployment of next-generation network technology over the longer term. We do not intend to pursue any of these other business expansion activities at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business expansion efforts and any such other activities.

As of March 31, 2010, we had $2,750 million in senior indebtedness outstanding, which comprised $1,100 million of 9.375% unsecured senior notes due 2014, $250 million of 4.5% convertible senior notes due 2014, $300 million of 10.0% unsecured senior notes due 2015 and $1,100 million of 7.75% senior secured notes due 2016, as more fully described below. The indentures governing Cricket’s secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness beyond specified thresholds.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization, and we review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under the indentures governing Cricket’s secured and unsecured senior notes. In addition, as the new markets and product offerings that we have launched continue to develop and our existing markets mature, we expect that increased cash flows will ultimately result in improvements in our consolidated leverage ratio. Our $2,750 million of secured and unsecured senior notes and convertible senior notes all bear interest at a fixed rate; however, we continue to review changes and trends in interest rates to evaluate possible hedging activities we could consider implementing. In light of the actions described above, our expected cash flows from operations, and our ability to manage our capital expenditures and other business expenses as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $6.4 million, or 6.4%, for the three months ended March 31, 2010 compared to the corresponding period of the prior year. This decrease was primarily attributable to changes in working capital, partially offset by increased operating income, exclusive of non-cash items such as depreciation and amortization.

Investing Activities

Net cash used in investing activities was $72.0 million during the three months ended March 31, 2010, which included the effects of the following transactions:

•	During the three months ended March 31, 2010, we and our consolidated joint ventures purchased $107.2 million of property and equipment for the ongoing growth and development of markets in commercial operation and other internal capital projects.

•	During the three months ended March 31, 2010, we made investment purchases of $122.5 million, offset by sales or maturities of investments of $158.4 million.

Financing Activities

Net cash used in financing activities was $23.5 million during the three months ended March 31, 2010, primarily reflecting the effects of the $21.0 million we paid to acquire an additional 23.9% membership interest in LCW Wireless.

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium we received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At March 31, 2010, the effective interest rate on the $350 million of senior notes was 9.0%, which includes the effect of the premium amortization.

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

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2010, the effective interest rate on the notes was 8.03%, which includes the effect of the discount accretion.

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

Prior to May 15, 2012, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to May 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at May 15, 2012 plus (2) all remaining required interest payments due on such notes through May 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after May 15, 2012, at a redemption price of 105.813%, 103.875% and 101.938% of the principal amount thereof if redeemed during the twelve months beginning on May 15, 2012, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on May 15, 2015 or thereafter, plus accrued and unpaid interest thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such a person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon to the repurchase date.

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

LCW Operations Senior Secured Credit Agreement

LCW Operations has a senior secured credit agreement, as amended, consisting of two term loans with an aggregate outstanding principal amount of approximately $16.1 million as of March 31, 2010. The loans bear interest at LIBOR plus the applicable margin (ranging from 2.70% to 6.33%). At March 31, 2010, the effective interest rate on the term loans was 5.12%. Outstanding borrowings under the senior secured credit agreement are due in quarterly installments of $2 million with an aggregate final payment of approximately $10 million due in March 2011. LCW Wireless’ working capital needs and debt service requirements are expected to be met through cash generated from its operations.

The obligations under the senior secured credit agreement are guaranteed by LCW Wireless and LCW License (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the senior secured credit agreement are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt or sell assets. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of March 31, 2010.

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

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the guidance for fair value measurements. Assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 and assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models and indicative bids from potential purchasers for which the determination of fair value requires judgment and estimation. As of March 31, 2010, $2.5 million of our financial assets required fair value to be measured using Level 3 inputs.

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

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

During the three months ended March 31, 2010, we and our consolidated joint ventures made approximately $107.2 million in capital expenditures. These capital expenditures were primarily for the ongoing growth and development of markets in commercial operations and other internal capital projects.

Total capital expenditures for fiscal year 2010 are expected to be significantly less than our capital expenditures for fiscal years 2008 and 2009. Capital expenditures for fiscal year 2010 are primarily expected to reflect expenditures required to support the ongoing growth and development of markets in commercial operation.

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

Other Acquisitions and Dispositions

On January 8, 2010, we contributed certain non-operating wireless licenses in West Texas with a carrying value of approximately $2.4 million to a regional wireless service provider in exchange for a 6.6% ownership interest in the company.

On February 22, 2010, we entered into an asset purchase and contribution agreement with various entities doing business as Pocket Communications, referred to collectively as Pocket, pursuant to which we and Pocket agreed to contribute substantially all of our wireless spectrum and operating assets in South Texas to a joint venture controlled by us. We will own approximately 76% of the joint venture and Pocket will own approximately 24%. Immediately prior to the closing we will purchase specified assets from Pocket for approximately $38 million in cash, which assets will also be contributed to the joint venture. Following the closing, Pocket will have the right to put, and we will have the right to call, all of Pocket’s membership interests in the joint venture (which rights will generally be exercisable by either party after 3 1/2 years). In addition, in the event of a change of control of Leap, Pocket will be obligated to sell to us all of its membership interests in the joint venture.

The operations of the joint venture will be funded primarily from cash generated from operations of the joint venture. In addition to quarterly distributions for taxes, the joint venture will make cash distributions to its members on a pro rata basis at such times and in such amounts as we, as sole manager, may determine. In addition, in the event of a partial closing of a Pocket put or mandatory buyout, the joint venture will be required to make quarterly distributions to its members on a pro rata basis thereafter in an amount that would result in Pocket receiving the lesser of the balance of the purchase price for the sale to us of Pocket’s membership interests in the joint venture and Pocket’s pro rata share of the joint venture’s excess cash. In the event that Pocket so receives the balance of the purchase price, then Pocket’s remaining membership interests in the joint venture will be automatically cancelled. At the closing, the joint venture will also enter into a loan and security agreement with Pocket pursuant to which, commencing eighteen months after the closing, the joint venture will make quarterly loans to Pocket in an aggregate principal amount of up to $30 million (or, if lesser, the then-applicable purchase price (whether or not a put, call or mandatory buyout has been triggered) or the joint venture’s excess cash). Such loans will bear interest at 8% per annum (compounded annually), and will mature on the tenth anniversary of the closing date. We will have the right to set off all outstanding principal and interest under this loan facility against the payment of the purchase price in the event of a put, call or mandatory buyout. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC.

On March 30, 2010, Cricket acquired an additional 23.9% membership interest in LCW Wireless from CSM, following CSM’s exercise of its option to sell its interest in LCW Wireless to Cricket for $21.0 million, which increased Cricket’s non-controlling interest in LCW Wireless to 94.6%.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2010, approximately 0.6% of our indebtedness accrued interest at a variable rate, which comprised $16.1 million in outstanding term loans under LCW Operations’ senior secured credit facility, compared to approximately 0.7% of our indebtedness for borrowed money as of December 31, 2009. Our senior secured, senior and convertible senior notes all bear interest at a fixed rate. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations.

Our investment portfolio consists primarily of highly liquid, fixed-income investments with contractual maturities of less than one year. The fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. Accordingly, we believe that a sharp change in interest rates would not have a material effect on our investment portfolio.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2010, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that any damage amounts alleged in the matters discussed below are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether the amount can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved.

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

Patent Litigation

Freedom Wireless

On December 10, 2007, we were sued by Freedom Wireless, Inc., or Freedom Wireless, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that our Cricket unlimited voice service, in addition to our Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, we and Freedom Wireless entered into an agreement to settle this lawsuit and agreed to enter into a license agreement which will provide Freedom Wireless with royalties on certain of our products and services. Pursuant to the terms of the settlement, an arbitration hearing was held on December 15, 2009 to finalize the terms of the settlement and license agreements. The decision of the arbitrator is pending. On April 7, 2010, the parties received the preliminary decision of the arbitrator, which reaffirmed the financial terms of the settlement and license agreement.

DNT

On May 1, 2009, we were sued by DNT LLC, or DNT, in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that we use, encourage the use of, sell, offer for sale and/or import voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT’s patent. DNT alleges that our infringement is willful, and the complaint seeks an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys’ fees. On July 23, 2009, we filed an answer to the complaint as well as counterclaims. On December 14, 2009, DNT’s patent was determined to be invalid in a case it brought against other wireless providers. DNT’s lawsuit against us has been stayed, pending resolution of that other case.

Digital Technology Licensing

On April 21, 2009, we and certain other wireless carriers (including Hargray Wireless LLC, or Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC, or DTL, in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that we and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that we and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. On January 5, 2010, this matter was stayed, pending final resolution of another case that DTL brought against another wireless provider in which it alleges infringement of the patent that is at issue in our matter. That other case has been settled and dismissed but the stay in our matter has not been lifted.

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

DownUnder Wireless

On November 20, 2009, we and a number of other parties were sued by DownUnder Wireless, LLC, or DownUnder, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 6,741,215 entitled “Inverted Safety Antenna for Personal Communications Devices.” DownUnder alleges that we use, sell, and offer to sell wireless communication devices, including PCD, Cal-Comp, and Motorola devices, comprising a housing, a microphone, a speaker earpiece, user interface mounted in an upright orientation on the communication device, and a transmitting antenna, where the transmitting antenna is mounted in a lower portion of the housing, and further the housing defines an obtuse angle between the top of the upper housing portion and the bottom of the lower housing portion of the devices, and that such acts constitute direct and indirect infringement of DownUnder’s patent. DownUnder alleges that our infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), and attorneys’ fees. We filed an answer to the complaint on February 19, 2010. On April 29, 2010, we and certain other defendants filed a motion to sever the claims against us and dismiss the matter or, in the alternative, to stay the litigation.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits and a consolidated securities class action lawsuit. As indicated further below, we have reached an agreement in principle to settle the derivative suits and have received preliminary court approval to settle the class action.

The two shareholder derivative suits purport to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action filed an amended complaint on September 12, 2008 asserting, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that we were restating certain of our financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS Communications, Inc. and claims alleging illegal insider trading by certain of the individual defendants. The derivative complaints seek a judicial determination that the claims may be asserted derivatively on behalf of Leap, and unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants filed motions to dismiss the amended federal complaint, and on September 29, 2009, the district court granted Leap’s motion to dismiss the derivative complaint for failure to plead that a presuit demand on Leap’s board was excused. The parties have agreed in principle to settle the derivative suits subject to documentation and court approval. The settlement is contemplated to be a non-monetary settlement based upon our agreement to make various corporate and operational changes, and to fund, through its insurance carriers, an award of attorney’s fees to plaintiffs’ counsel. The parties are in the process of documenting their agreement and preparing a motion for preliminary court approval and a settlement fairness hearing.

Leap and certain current and former officers and directors, and Leap’s independent registered public accounting firm, PricewaterhouseCoopers LLP, also were named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California which consolidated several securities class action lawsuits initially filed between September 2007 and January 2008. Plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The consolidated complaint alleges that the defendants made false and misleading statements about Leap’s internal controls, business and financial results, and customer count metrics. The claims are based primarily on the November 9, 2007 announcement that we were restating certain of our financial statements and statements made in our August 7, 2007 second quarter 2007 earnings release. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. On January 9, 2009, the federal court granted defendants’ motions to dismiss the complaint for failure to state a claim. On February 23, 2009, defendants were served with an amended complaint which did not name PricewaterhouseCoopers LLP or any of Leap’s outside directors. Leap and the remaining individual defendants moved to dismiss the amended complaint.

The parties reached an agreement in principle to settle the class action. The settlement is contingent upon court approval and provides for, among other things, dismissal of the lawsuits with prejudice, releases in favor of the defendants, and payment to the class of $13.75 million, including the award of attorneys’ fees to class plaintiffs’ counsel. On February 18, 2010, the lead plaintiff filed a motion seeking preliminary approval by the court of the settlement and approval of a form of notice to potential settlement class members, which was granted on March 24, 2010. The district court set a settlement fairness hearing for October 4, 2010. Following preliminary approval, the entire settlement amount was paid into an escrow account by our insurance carriers pursuant to the terms of the settlement agreement.

Department of Justice Inquiry

On January 7, 2009, we received a letter from the Civil Division of the United States Department of Justice, or the DOJ. In its letter, the DOJ alleges that between approximately 2002 and 2006, we failed to comply with certain federal postal regulations that required us to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts. As a result, the DOJ has asserted that we violated the False Claims Act, or FCA, and are therefore liable for damages. On November 18, 2009, the DOJ presented us with a calculation that single damages in this matter were $2.7 million for the period from June 2003 through June 2006, which amount may be trebled under the FCA. The FCA also provides for statutory penalties, which the DOJ has previously asserted could total up to $11,000 per mailing. The DOJ had also previously asserted as an alternative theory of liability that we are liable on a basis of unjust enrichment for estimated single damages.

Other Litigation, Claims and Disputes

In addition to the matters described above, we are often involved in certain other claims, including disputes alleging intellectual property infringement, which arise in the ordinary course of business or are otherwise immaterial and which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010, other than:

•	changes to the risk factor below entitled “We Have Made Significant Investment, and May Continue to Invest, in Joint Ventures That We Do Not Control,” which has been updated to reflect developments with our Denali joint venture;

•	changes to the risk factor below entitled “We May Be Unable to Obtain the Roaming Services We Need From Other Carriers to Remain Competitive,” which has been updated to reflect additional risks related to our ability to provide roaming services; and

•	changes to the risk factor below entitled “If We Are Unable to Manage Our Planned Growth, Our Operations Could Be Adversely Impacted,” which has been updated to reflect additional risks related to partnerships we may enter into or businesses we may acquire.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $65.4 million for the three months ended March 31, 2010, and net losses of $238.0 million, $143.4 million and $76.4 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our existing and newly launched markets, on our ability to respond appropriately to changes in the competitive and economic environment, and on customer acceptance of our Cricket product offerings. We have experienced increased expenses in connection with our launch of significant new business expansion efforts, including activities to broaden our product portfolio and to enhance our network coverage and capacity. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a negative effect on our financial condition.

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

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for Cricket Service.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, voice-over-internet-protocol service providers, traditional landline service providers and cable companies. Some of these competitors are able to offer bundled service offerings which package wireless service offerings with additional service offerings, such as landline phone service, cable or satellite television, media and internet, that we are not be able to duplicate at competitive prices.

Some of these competitors have greater name and brand recognition, larger spectrum holdings, larger footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features or options than those we currently provide, offer the latest and most popular devices through exclusive vendor arrangements, market to broader customer segments, offer service over larger geographic areas, or purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, our inability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. We have recently revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans and have eliminated certain fees charged when changing service plans. These changes, which were made in response to the competitive and economic environment, have resulted in lower average monthly revenue per customer. In addition, a number of our competitors have introduced “all-inclusive” rate plans which are priced to include applicable regulatory fees and taxes. In the event that we were to transition the pricing of our rate plans to generally include regulatory fees and taxes, this change could further impact our revenues. The evolving competitive landscape has negatively impacted our financial and operating results, and we expect that it may result in more competitive pricing, slower growth, higher costs and increased customer turnover, as well as the possibility of requiring us to further modify our service plans, increase our device subsidies or increase our dealer compensation in response to competition. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

Continued market turbulence and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broad customer base. As a result, during general economic downturns, we may have greater difficulty in gaining new customers within this base for our services and existing customers may be more likely to terminate service due to an inability to pay. For example, high unemployment levels have recently impacted our customer base, especially the lower-income segment of our customer base, by decreasing their discretionary income which has resulted in higher levels of churn. Continued recessionary conditions and tight credit conditions may also adversely impact our vendors and dealers, some of which have filed for or may be considering bankruptcy, or may experience cash flow or liquidity problems, any of which could adversely impact our ability to distribute, market or sell our products and services. For example, in 2009, Nortel Networks, which has provided a significant amount of our network infrastructure, sold substantially all of its network infrastructure business to Ericsson. Sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

If We Experience Low Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors in addition to the macro-economic factors described above, including the size of our calling areas, network performance and reliability issues, our device and service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer perceptions of our services, customer care quality and wireless number portability. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Managing these factors and customers’ expectations is essential in attracting and retaining customers.

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

We Have Made Significant Investment, and May Continue to Invest, in Joint Ventures That We Do Not Control.

We own a 94.6% non-controlling interest in LCW Wireless, which was awarded a wireless license for the Portland, Oregon market in Auction #58 and to which we contributed, among other things, two wireless licenses in Eugene and Salem, Oregon and related operating assets. We also own an 82.5% non-controlling interest in Denali, an entity which acquired a wireless license covering the upper mid-west portion of the U.S in Auction #66 through a wholly owned subsidiary. LCW Wireless and Denali acquired their wireless licenses as “very small business” designated entities under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in LCW Wireless and Denali that are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of the joint venture, and may be terminated for convenience by the controlling member. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC.

The entities or persons that control these joint ventures or any other joint venture in which we may invest may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. For example, we are currently discussing with Denali Spectrum Manager, LLC, or DSM, differences between us regarding the performance and financial condition of the joint venture. The parties have entered into agreements to waive certain obligations of Denali License during 2010 and 2011 to pay a share of our corporate and regional overhead costs under the management services agreement between the parties and certain royalty fees for use of our trademarks. Differences between the parties, however, have continued. Although we continue to engage in discussions with DSM in hopes of resolving these differences, we may not be successful in doing so. If we are not successful in resolving these matters, we may seek to purchase all or a portion of DSM’s interest in the joint venture, which could represent a significant cash outflow. Alternatively, as the controlling member of Denali, DSM could seek to terminate the management services agreement and/or trademark license between Denali and Cricket and obtain management services from a third party, or it could take other actions that we believe could negatively impact Denali’s business. DSM could also attempt to sell or dispose of all or a portion of Denali’s wireless license or other assets, although we would have the right under agreements with Denali to consent to any such sale or disposal. Any transition to another party of the services we currently provide to Denali, any sale or disposal of all or a portion of Denali’s wireless license or other assets, or any other material operational or financial disruption to the joint venture could significantly disrupt its business, negatively impact its financial and operational performance and result in significant expenses for our business. As a result, any of these actions could have a material adverse effect on our financial condition and results of operations.

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

We May Be Unable to Obtain the Roaming Services We Need From Other Carriers to Remain Competitive.

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services. Our roaming agreements generally cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners.

The FCC has adopted a report and order and a further order on reconsideration clarifying that commercial mobile radio service providers are required to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC orders, however, do not address roaming for data services, which are the subject of a further pending proceeding. The orders also do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice or SMS text messaging services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates.

In light of the current FCC orders, we cannot provide assurances that we will be able to continue to provide roaming services for our customers across the nation or that we will be able to provide such services on a cost effective basis. We may be unable to enter into or maintain roaming arrangements for voice services at reasonable rates, and we may be unable to secure reasonable roaming arrangements for our data services. Our inability to obtain these roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

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

As a result of these events, we became subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. In addition, two shareholder derivative actions are currently pending, and we are party to a consolidated securities class action lawsuit. As described in “Part II — Item 1. Legal Proceedings” of this report, the parties have reached an agreement in principle to settle the derivative suits and have received preliminary court approval to settle the class action. If these matters do not settle on terms we consider reasonable, we could be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

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

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers unlimited wireless services for a flat rate without requiring them to enter into a fixed-term contract or pass a credit check. In 2010, we substantially expanded the coverage of the unlimited services available to our customers, and our Cricket Wireless and most Cricket PAYGo service plans now provide unlimited voice services across a national footprint covering 277 million POPs.

We also offer customers purchasing Cricket Wireless and most Cricket PAYGo service plans optional roaming services in most areas of the country where we do not provide unlimited voice service. This strategy may not prove to be successful in the long term. From time to time, we also evaluate our product and service offerings and the demands of our target customers and may modify, change, adjust or discontinue our product and service offerings or offer new products and services on a permanent, trial or promotional basis. We cannot assure you that these product or service offerings will be successful or prove to be profitable.

We Expect to Incur Higher Operating Expenses in Recently Launched Markets, and We Could Incur Substantial Costs if We Were to Elect to Build Out Additional New Markets.

During 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. Our strategic objectives depend on our ability to successfully and cost-effectively operate these recently launched markets as well as our more mature markets and on customer acceptance of our Cricket product offerings. We generally expect to incur higher operating expenses as our existing business grows and during the first year after we launch service in new markets. If we fail to achieve consistent profitability in these markets, that failure could have a material adverse effect on our business, financial condition and results of operations.

In addition, we have identified new markets covering approximately 16 million additional POPs that we could elect to launch with Cricket service in the future using our wireless licenses, although we have not established a timeline for any such build-out or launch. Large-scale construction projects for the build-out of any new markets would require significant capital expenditures and could suffer cost overruns. Significant capital expenditures and increased operating expenses, including in connection with the build-out and launch of new markets, decrease OIBDA and free cash flow for the periods in which we incur such costs. The build-out and operation of any new markets could also be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, difficulties or delays in clearing U.S. government and/or incumbent commercial licensees from spectrum we intend to utilize, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks. In addition, to the extent that we or Denali Operations are operating on AWS spectrum and a federal government agency believes that our planned or ongoing operations interfere with its current uses, we may be required to immediately cease using the spectrum in that particular market for a period of time until the interference is resolved. Any temporary or extended shutdown of one of our or Denali Operations’ wireless networks in a launched market could materially and adversely affect our competitive position and results of operations.

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

In addition, our rapid growth and the recent launch of new markets requires continued management and control of our device inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, including shortages we experienced during the second quarter of 2009. While we intend to implement a new inventory management system in 2010 and have undertaken other efforts to address inventory forecasting, there can be no assurance that we will not experience inventory shortages in the future. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

In addition to growing to our business through the operation of our existing and new markets, we may also expand our business by entering into partnerships with others or acquiring other wireless communications companies or complementary businesses. For example, we recently entered into an asset purchase and contribution agreement with various entities doing business as Pocket Communications pursuant to which the parties agreed to contribute substantially all of their wireless spectrum and operating assets in South Texas to a joint venture that we will control. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC. Entering into partnerships or acquiring other companies or businesses may create numerous possible risks and uncertainties, including unanticipated costs, expenses and liabilities, possible difficulties associated with the integration of the parties’ various operations and the potential diversion of management’s time and attention from our existing operations. Our failure to effectively manage and integrate new partnerships that we may enter into or companies or businesses that we could acquire could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of March 31, 2010, our total outstanding indebtedness was $2,742 million, including $1,100 million of senior secured notes due 2016 and $1,650 million in unsecured senior indebtedness, which comprised $1,100 million of senior notes due 2014, $250 million of convertible senior notes due 2014 and $300 million of senior notes due 2015.

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

We or Our Joint Ventures May Be Unable to Refinance Our Indebtedness.

We or our joint ventures may need to refinance all or a portion of our indebtedness before maturity, including indebtedness under the indentures governing our secured and unsecured senior notes and convertible senior notes. Our $1,100 million of 9.375% unsecured senior notes and our $250 million of unsecured convertible senior notes are due in 2014, our $300 million of 10.0% unsecured senior notes is due in 2015 and our $1,100 million of 7.75% senior secured notes is due in 2016. Outstanding borrowings under LCW Operation’s term loans must be repaid in quarterly installments (which commenced in June 2008), with an aggregate final payment of $10.1 million due in March 2011. There can be no assurance that we or our joint ventures will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

Covenants in Our Indentures and Other Credit Agreements or Indentures That We May Enter Into in the Future May Limit Our Ability to Operate Our Business.

The indentures governing Cricket’s secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantor to make distributions or other payments to our investors or creditors until we satisfy certain financial tests or other criteria. In addition, these indentures include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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

We have substantial federal and state NOLs for income tax purposes. Under the Internal Revenue Code, subject to certain requirements, we may “carry forward” our federal NOLs for up to a 20-year period to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. At March 31, 2010, we estimated that we had federal NOL carryforwards of approximately $1.6 billion (which begin to expire in 2022), and state NOL carryforwards of approximately $1.7 billion ($21.9 million of which will expire at the end of 2010). While these NOL carryforwards have a potential value of approximately $610.0 million in cash tax savings, there is no assurance we will be able to realize such tax savings.

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

A Significant Portion of Our Assets Consists of Goodwill, Wireless Licenses and Other Intangible Assets.

As of March 31, 2010, 45.2% of our assets consisted of goodwill, wireless licenses and other intangible assets. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

In the future, competitors may seek to provide competing wireless telecommunications service through the use of developing 4G technologies, such as WiMax and LTE. We are currently conducting technical trials of LTE technology. We cannot predict, however, which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products and services. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. For example, we have expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. In addition, we may be required to acquire additional spectrum to deploy these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis or at all. There are also risks that current or future versions of the wireless technologies and evolutionary path that we have selected or may select may not be demanded by customers or provide the advantages that we expect. If such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that widespread demand for advanced data services will develop at a price level that will allow us to earn a reasonable return on our investment. In addition, there are risks that other wireless carriers on whose networks our customers currently roam may change their technology to other technologies that are incompatible with ours. As a result, the ability of our customers to roam on such carriers’ wireless networks could be adversely affected. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected. Further, we may not be able to negotiate cost-effective data roaming agreements on 4G or other data networks, and we are not able to assure you that customer devices that operate on 4G or other data networks will be available at costs that will make them attractive to customers.

In addition, CDMA based infrastructure networks serve a relatively small minority of wireless users worldwide and could become less popular in the future, which could raise the cost to us of network equipment and devices that use that technology relative to the cost of devices and network equipment that utilize other technologies, or could result in advanced wireless devices becoming available to us later than devices available for GSM-based carriers.

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

Risks Associated With Wireless Devices Could Pose Product Liability, Health and Safety Risks That Could Adversely Affect Our Business.

We do not manufacture devices or other equipment sold by us and generally rely on our suppliers to provide us with safe equipment. Our suppliers are required by applicable law to manufacture their devices to meet certain governmentally imposed safety criteria. However, even if the devices we sell meet the regulatory safety criteria, we could be held liable with the equipment manufacturers and suppliers for any harm caused by products we sell if such products are later found to have design or manufacturing defects. We generally have indemnification agreements with the manufacturers who supply us with devices to protect us from direct losses associated with product liability, but we cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.

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

There also are some safety risks associated with the use of wireless devices while operating vehicles or equipment. Concerns over these safety risks and the effect of any legislation that has been and may be adopted in response to these risks could limit our ability to sell our wireless service.

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

We cannot assure you that we will not experience difficulties, delays or interruptions while we implement and transition to these new systems. At times during the transition of our billing system, we will be limited in our ability to modify our current product and service offerings or to offer new products and services. In addition, the transition of these systems may not progress according to our current schedule and could suffer cost overruns. Significant unexpected difficulties in transitioning our billing, inventory, point-of-sale or other systems could materially impact our ability to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

The DMCA prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt for three years certain activities from copyright liability that otherwise might be prohibited by that statute. In November 2006, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that prohibit a wireless device from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless device to another wireless telephone network. This exemption was due to expire on October 27, 2009 and has been temporarily extended. The DMCA copyright exemption facilitates our current practice of allowing customers to bring in unlocked, or “reflashed,” phones that they already own and may have used with another wireless carrier, and activate them on our network. We and other carriers have asked the Copyright Office to extend the current or substantially similar exemption for another three-year period. However, we are unable to predict the outcome of the Copyright Office’s determination to continue the exemption for this time period or the effect that a Copyright Office decision not to extend the exemption might have on our business. To the extent that the Copyright Office determines not to extend this exemption for an extended period of time and this prevents us from activating “reflashed” devices on our network, this could have a material adverse impact on our business, financial condition and results of operations.

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

We also are subject, or potentially subject, to numerous additional rules and requirements, including universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There also pending proceedings exploring the imposition of various types of nondiscrimination, open access and broadband management obligations on our devices and networks; the prohibition of device exclusivity; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; and the effects of the siting of communications towers on migratory birds, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements generally are the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

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

Cricket Wireless customers generally use their handsets for voice calls for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Our Cricket Wireless service plans bundle certain features, long distance and unlimited service for a fixed monthly fee to more effectively compete with other telecommunications providers. We also offer Cricket Broadband, our unlimited mobile broadband service, and Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service.

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

Our Wireless Licenses are Subject to Renewal and May Be Revoked in the Event that We Violate Applicable Laws.

Our existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted, which renewal period commenced for some of our Personal Communications Services, or PCS, wireless licenses in 2006. The FCC will award renewal expectancy to a wireless licensee that timely files a renewal application, has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. Historically, the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. In addition, if we fail to timely file to renew any wireless license, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. We cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, results of operations and financial condition.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of March 31, 2010, the carrying value of our wireless licenses and those of Denali License Sub and LCW License was approximately $1.9 billion. During the years ended December 31, 2009, 2008 and 2007, we recorded impairment charges of $0.6 million, $0.2 million and $1.0 million, respectively.

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

Declines in Our Operating or Financial Performance Could Result in an Impairment of Our Indefinite-Lived Assets, Including Goodwill.

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We also assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. General economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. If our projected financial or operating performance were to be adversely affected due to significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit, this could constitute a triggering event which would require us to perform an interim goodwill impairment test prior to our next annual impairment test in the third quarter of 2010. If the first step of the interim impairment test were to indicate that a potential impairment existed, we would be required to perform the second step of the goodwill impairment test, which would require us to determine the fair value of our net assets and could require us to recognize a material non-cash impairment charge that could reduce all or a portion of the carrying value of our goodwill of $430.1 million. Any significant reduction in the carrying value of our goodwill, wireless licenses and/or our long-lived assets could have a material adverse effect on our operating results.

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

In addition, general economic conditions in the U.S. in recent years adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. The trading price of Leap’s common stock has also been impacted by increased competition in prepaid offerings by wireless companies. The trading price of Leap common stock may continue to be adversely affected if investors have concerns that our business, financial condition or results of operations will be negatively impacted by these negative general economic conditions or increased competition.

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

As of April 30, 2010, 78,216,420 shares of Leap common stock were issued and outstanding, and 6,033,040 additional shares of Leap common stock were reserved for issuance, including 4,450,969 shares reserved for issuance upon the exercise of outstanding stock options under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 711,114 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 234,875 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 104,475 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 531,607 shares available for future issuance under our Employee Stock Purchase Plan.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 20.8% of Leap common stock as of April 30, 2010. Moreover, our seven largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 62.6% of Leap common stock as of April 30, 2010. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 15,537,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 19.9% of Leap’s outstanding common stock as of April 30, 2010. In addition, in connection with our offering of 7,000,000 shares of Leap common stock in the second quarter of 2009, we agreed to register for resale any additional shares of common stock that these entities or their affiliates may acquire in the future. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

The following table contains information regarding shares of Leap common stock that were returned to us during the three months ended March 31, 2010 in satisfaction of tax withholding obligations that arose in connection with the vesting of certain restricted stock awards previously granted to employees pursuant to our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value) of Shares
	Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	Per Share	Programs	the Plans or Programs

February 28, 2010	4,054	$14.27	—	—
March 25, 2010	5,018	$16.40	—	—

Total Three Months Ended March 31, 2010	9,072		—	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date: May 10, 2010

By:	/s/ Walter Z. Berger
Walter Z. Berger
Executive Vice President and Chief Financial Officer