Form 10-Q
period 2010-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2010-08-06
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

The number of shares outstanding of the registrant’s common stock on July 27, 2010 was 78,334,810.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2010

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	57

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Defaults Upon Senior Securities	82
Item 5.	Other Information	82
Item 6.	Exhibits	83
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Cash and cash equivalents	$279,588	$174,999
Short-term investments	270,637	389,154
Restricted cash, cash equivalents and short-term investments	3,866	3,866
Inventories	48,198	107,912
Deferred charges	28,798	38,872
Other current assets	83,347	73,204

Total current assets	714,434	788,007
Property and equipment, net	2,076,612	2,121,094
Wireless licenses	1,923,800	1,921,973
Assets held for sale	—	2,381
Goodwill	430,101	430,101
Intangible assets, net	22,340	24,535
Other assets	89,213	83,630

Total assets	$5,256,500	$5,371,721

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$264,693	$310,386
Current maturities of long-term debt	14,096	8,000
Other current liabilities	187,557	196,647

Total current liabilities	466,346	515,033
Long-term debt	2,726,335	2,735,318
Deferred tax liabilities	280,538	259,512
Other long-term liabilities	108,783	99,696

Total liabilities	3,582,002	3,609,559

Redeemable non-controlling interests	53,162	71,632

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares, $.0001 par value; 78,317,992 and 77,524,040 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	8	8
Additional paid-in capital	2,165,442	2,148,194
Accumulated deficit	(543,420)	(458,685)
Accumulated other comprehensive income (loss)	(694)	1,013

Total stockholders’ equity	1,621,336	1,690,530

Total liabilities and stockholders’ equity	$5,256,500	$5,371,721

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Service revenues	$596,999	$541,585	$1,181,821	$1,055,590
Equipment revenues	36,542	55,823	105,674	128,805

Total revenues	633,541	597,408	1,287,495	1,184,395

Operating expenses:
Cost of service (exclusive of items shown separately below)	175,803	154,567	341,737	298,911
Cost of equipment	111,041	127,775	279,094	285,571
Selling and marketing	96,449	96,688	208,333	200,211
General and administrative	88,944	90,938	181,200	187,115
Depreciation and amortization	110,649	99,621	219,895	189,354

Total operating expenses	582,886	569,589	1,230,259	1,161,162
Gain (loss) on sale or disposal of assets	(1,488)	(1,554)	(2,941)	2,027

Operating income	49,167	26,265	54,295	25,260
Equity in net income of investees, net	887	515	1,458	1,994
Interest income	294	642	722	1,587
Interest expense	(60,296)	(49,060)	(120,591)	(90,911)
Other income (expense), net	3,057	(46)	3,072	(109)
Loss on extinguishment of debt	—	(26,310)	—	(26,310)

Loss before income taxes	(6,891)	(47,994)	(61,044)	(88,489)
Income tax expense	(12,397)	(13,189)	(23,691)	(20,054)

Net loss	(19,288)	(61,183)	(84,735)	(108,543)
Accretion of redeemable non-controlling interests, net of tax	1,050	(1,568)	(1,537)	(4,504)

Net loss attributable to common stockholders	$(18,238)	$(62,751)	$(86,272)	$(113,047)

Loss per share attributable to common stockholders:
Basic	$(0.24)	$(0.89)	$(1.14)	$(1.63)

Diluted	$(0.24)	$(0.89)	$(1.14)	$(1.63)

Shares used in per share calculations:
Basic	75,846	70,540	75,820	69,371

Diluted	75,846	70,540	75,820	69,371

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2010	2009

Operating activities:
Net cash provided by operating activities	$204,406	$143,764

Investing activities:
Purchases of property and equipment	(195,405)	(425,926)
Change in prepayments for purchases of property and equipment	(2,836)	(830)
Purchases of and deposits for wireless licenses and spectrum clearing costs	(1,827)	(31,945)
Proceeds from sale of wireless licenses and operating assets	—	2,965
Purchases of investments	(301,399)	(436,051)
Sales and maturities of investments	427,287	290,599
Purchase of membership units of equity investment	(967)	—
Change in restricted cash	378	706

Net cash used in investing activities	(74,769)	(600,482)

Financing activities:
Proceeds from issuance of long-term debt	—	1,057,474
Repayment of long-term debt	(4,000)	(879,904)
Payment of debt issuance costs	—	(14,100)
Purchase of non-controlling interest	(20,973)	—
Proceeds from issuance of common stock, net	904	265,923
Other	(979)	(658)

Net cash provided by (used in) financing activities	(25,048)	428,735

Net increase (decrease) in cash and cash equivalents	104,589	(27,983)
Cash and cash equivalents at beginning of period	174,999	357,708

Cash and cash equivalents at end of period	$279,588	$329,725

Supplementary disclosure of cash flow information:
Cash paid for interest	$115,528	$111,133
Cash paid for income taxes	$2,977	$2,482
Non-cash investing and financing activities:
Contribution of wireless licenses in exchange for an equity interest	$2,381	$—

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three and six months ended June 30, 2010, all of the Company’s revenues and long-lived assets related to operations in the United States.

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

When the Company activates service for a new customer, it has frequently sold that customer a device bundled with a period of free service. Under the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with a free period of service constitutes a multiple element arrangement. Under the guidance, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying the guidance to these transactions has resulted in the Company recognizing the total consideration received, less revenue for the free wireless service period (at the customer’s stated rate plan), as equipment revenue. Beginning in August 2010, the Company ceased offering a free month of service to new Cricket Wireless and Cricket Broadband customers when they activate service and purchase a device.

Equipment revenues and related costs from the sale of devices are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of devices and accessories sold are recorded in cost of equipment. In addition to devices that the Company sells directly to its customers at Cricket-owned stores, the Company also sells devices to third-party dealers, including mass-merchant retailers. These dealers then sell the devices to the ultimate Cricket customer, and that customer has generally received a free period of service in a bundled transaction (similar to the sale made at a Cricket-owned store). Sales of devices to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions ultimately available to such dealers is not reliably estimable until the devices are sold by such dealers to customers. Thus, revenues from devices sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the devices are recorded as deferred charges upon shipment by the Company. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

Through a third-party provider, the Company’s customers may elect to participate in an extended-warranty program for devices they purchase. The Company recognizes revenue on replacement devices sold to its customers under the program when the customer purchases the device.

Sales incentives offered without charge to customers, volume-based incentives paid to the Company’s third-party dealers and other third-party commissions are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return devices and accessories based on time and/or usage, and customer returns of devices and accessories have historically been insignificant.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the three and six months ended June 30, 2010 the Company did not capitalize interest to property and equipment. During the three and six months ended June 30, 2009, the Company capitalized interest of $7.0 million and $19.2 million, respectively, to property and equipment.

In accordance with the authoritative guidance for accounting for costs of computer software developed or obtained for internal use, certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. During the three and six months ended June 30, 2010, the Company capitalized approximately $24.2 million and $48.7 million, respectively, to property and equipment, and amortized internal use software costs of $7.6 million and $13.7 million, respectively. During the three and six months ended June 30, 2009, the Company capitalized internal use software costs of $14.3 million and $25.2 million, respectively, to property and equipment, and amortized internal use software costs of $5.0 million and $10.1 million, respectively.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of June 30, 2010 and December 31, 2009, there was no property or equipment classified as assets held for sale.

Wireless Licenses

The Company, LCW Wireless and Denali operate Personal Communications Services (“PCS”) and Advanced Wireless Services (“AWS”) networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects its subsidiaries and consolidated joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, the Company also tests its wireless licenses for impairment on an annual basis in accordance with the authoritative guidance for goodwill and other intangible assets. As of June 30, 2010 and December 31, 2009, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.9 billion. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2009, wireless licenses with a carrying value of $2.4 million were classified as assets held for sale, as more fully described in Note 7. As of June 30, 2010, there were no wireless licenses classified as assets held for sale.

Portions of the AWS spectrum that the Company and Denali Spectrum License Sub, LLC (“Denali License Sub”) (an indirect wholly owned subsidiary of Denali) were awarded in Auction #66 were subject to use by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. In connection with the launch of new markets over the past two years, the Company and Denali worked with several incumbent government and commercial licensees to clear AWS spectrum. The Company’s and Denali’s spectrum clearing costs have been capitalized to wireless licenses as incurred. During the three and six months ended June 30, 2010, the Company and Denali incurred approximately $0.7 million and $1.8 million, respectively, in spectrum clearing costs. During the three and six months ended June 30, 2009, the Company and Denali incurred approximately $2.2 million and $4.7 million, respectively, in spectrum clearing costs.

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

Wireless Licenses

The Company’s wireless licenses in its operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company’s operating markets. As of June 30, 2010, the carrying values of the Company’s operating and non-operating wireless licenses were $1,892.7 million and $31.1 million, respectively. An impairment loss is recognized on the Company’s operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on the Company’s non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations.

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

As of June 30, 2010, the Company evaluated whether any triggering events or changes in circumstances occurred subsequent to its 2009 annual impairment test of its wireless licenses that indicated that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in the Company’s business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated that an impairment condition existed as of June 30, 2010.

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

The carrying value of the Company’s goodwill was $430.1 million as of June 30, 2010. As of June 30, 2010, the Company evaluated whether any triggering events or changes in circumstances had occurred subsequent to its annual impairment test that would indicate an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse changes in legal factors or in the Company’s business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of June 30, 2010.

The closing price of Leap common stock was $12.98 on June 30, 2010 and Leap’s market capitalization was below the Company’s book value as of such date. Since June 30, 2010, the closing price of Leap common stock has ranged from a high of $13.45 per share to a low of $9.92 per share on August 4, 2010. If the price of Leap common stock continues to trade at or near current levels, the Company expects that it will determine, in connection with its third quarter annual impairment test, that it is required to perform the second step of the goodwill impairment test and to determine the fair value of its net assets, which will likely require the Company to recognize a material non-cash impairment charge equal to the $430.1 million carrying value of its goodwill. Any significant impairment charge would have a material adverse effect on the Company’s financial results.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. The Company’s ownership interest in equity method investees ranges from approximately 7% to 20% of outstanding membership units. The carrying value of the Company’s equity method investees was $26.3 million and $21.3 million as of June 30, 2010 and December 31, 2009, respectively. During the three and six months ended June 30, 2010, the Company’s share of the income of its equity method investees (net of its share of their losses) was $0.9 million and $1.5 million, respectively. During the three and six months ended June 30, 2009, the Company’s share of the income of its equity method investees was $0.5 million and $2.0 million, respectively.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2010 and 2009 was allocated in the condensed consolidated statements of operations as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Cost of service	$866	$801	$1,463	$1,645
Selling and marketing expense	1,831	1,466	2,937	3,049
General and administrative expense	8,019	8,140	13,481	17,368

Share-based compensation expense	$10,716	$10,407	$17,881	$22,062

Share-based compensation expense per share:
Basic	$0.14	$0.15	$0.24	$0.32

Diluted	$0.14	$0.15	$0.24	$0.32

Income Taxes

The computation of the Company’s annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss). The Company’s projected ordinary income tax expense for the full year 2010 consists primarily of the deferred tax effect of the Company’s investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses and goodwill for income tax purposes. Because the Company’s projected 2010 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and six months ended June 30, 2010 and 2009 by applying the actual effective tax rate to the year-to-date income.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. Included in the Company’s deferred tax assets as of June 30, 2010 were federal NOL carryforwards of approximately $1.7 billion (which begin to expire in 2022) and state NOL carryforwards of approximately $1.7 billion ($21.9 million of which will expire at the end of 2010), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. While these NOL carryforwards have a potential value of approximately $647.9 million in cash tax savings, there is no assurance that the Company will be able to realize such tax savings.

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

To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and six months ended June 30, 2010, the Company weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax (“TMT”) credit. The Company will continue to closely monitor the positive and negative factors to assess whether it is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company’s tax provision. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

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

Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net loss	$(19,288)	$(61,183)	$(84,735)	$(108,543)
Other comprehensive loss:
Net unrealized holding gains (losses) on investments, net of tax	5	604	(250)	608
Reclassification of (gains) losses included in earnings, net of tax	(1,457)	5,324	(1,457)	6,119

Comprehensive loss	$(20,740)	$(55,255)	$(86,442)	$(101,816)

Note 3.	Supplementary Balance Sheet Information (in thousands):

	June 30,	December 31,
	2010	2009

Other current assets:
Accounts receivable, net(1)	$38,234	$37,456
Prepaid expenses	38,184	21,109
Other	6,929	14,639

	$83,347	$73,204

Property and equipment, net(2):
Network equipment	$2,936,815	$2,848,952
Computer hardware and software	314,551	246,546
Construction-in-progress	172,758	177,078
Other	102,865	101,616

	3,526,989	3,374,192
Accumulated depreciation	(1,450,377)	(1,253,098)

	$2,076,612	$2,121,094

Intangible assets, net:
Customer relationships	$7,347	$7,347
Trademarks	37,000	37,000

	44,347	44,347
Accumulated amortization of customer relationships	(6,370)	(5,496)
Accumulated amortization of trademarks	(15,637)	(14,316)

	$22,340	$24,535

Accounts payable and accrued liabilities:
Trade accounts payable	$103,238	$180,711
Accrued payroll and related benefits	62,552	47,651
Other accrued liabilities	98,903	82,024

	$264,693	$310,386

Other current liabilities:
Deferred service revenue(3)	$86,061	$82,403
Deferred equipment revenue(4)	19,579	28,218
Accrued sales, telecommunications, property and other taxes payable	28,464	33,712
Accrued interest	47,101	47,101
Other	6,352	5,213

	$187,557	$196,647

(1)	Accounts receivable, net consists primarily of amounts billed to third-party dealers for devices and accessories, and amounts due from service providers related interconnect and roaming agreements, net of an allowance for doubtful accounts.

(2)	As of June 30, 2010 and December 31, 2009, approximately $8.5 million of assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $4.2 million and $3.8 million as of June 30, 2010 and December 31, 2009, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to devices sold to third-party dealers.

Note 4.	Basic and Diluted Earnings (Loss) Per Share

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

Since the Company incurred net losses for the three and six months ended June 30, 2010 and 2009, 9.7 million common share equivalents were excluded from the computation of diluted earnings (loss) per share for each of the three and six months ended June 30, 2010, and 9.4 million common share equivalents were excluded in the computation of diluted earnings (loss) per share for each of the three and six months ended June 30, 2009, as their effect would be antidilutive.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of June 30, 2010 or December 31, 2009.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of June 30, 2010 and December 31, 2009 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 asset as of December 31, 2009 was a short-term investment in asset-backed commercial paper. The Company did not have any Level 3 assets or liabilities as of June 30, 2010.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of June 30, 2010 and December 31, 2009 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money markets and certificates of deposit	$—	$108,040	$—	$108,040
Commercial paper	—	65,388	—	65,388
U.S. government or government agency securities	—	357,221	—	357,221

Total	$—	$530,649	$—	$530,649

	At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Money markets and certificates of deposit	$—	$81,432	$—	$81,432
Commercial paper	—	108,952	—	108,952
Asset-backed commercial paper	—	—	2,731	2,731
U.S. government or government agency securities	—	350,435	—	350,435

Total	$—	$540,819	$2,731	$543,550

Assets in the tables above are reported in the condensed consolidated balance sheets as components of cash and cash equivalents, short-term investments, restricted cash, cash equivalents and short-term investments and other assets.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands).

Six Months
Ended June 30,
2010

Beginning balance, January 1	$2,731
Total gains (losses):
Included in net loss	3,175
Included in comprehensive loss	(1,680)
Purchases and Sales:
Purchases	—
Sales	(4,226)
Transfers into Level 3	—
Transfers out of Level 3	—

Ending balance, June 30	$—

Unrealized gains (losses) are presented in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Realized gains (losses) are presented in other income (expense), net in the condensed consolidated statements of operations.

Cash Equivalents and Short-Term Investments

As of June 30, 2010 and December 31, 2009, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items. The fair value of the Company’s investment in asset-backed commercial paper prior to its complete sale in the second quarter of 2010 was determined using primarily unobservable inputs that could not be corroborated by market data, primarily consisting of indicative bids from potential purchasers, and was therefore considered to be a Level 3 item.

Available-for-sale securities were comprised as follows as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	Cost	Fair Value

Money markets and certificates of deposits	$108,040	$108,040
Commercial paper	65,388	65,388
U.S. government or government agency securities	357,217	357,221

	$530,645	$530,649

	As of December 31, 2009
	Cost	Fair Value

Money markets and certificates of deposits	$81,432	$81,432
Commercial paper	108,955	108,952
Asset-backed commercial paper	1,051	2,731
U.S. government or government agency securities	350,402	350,435

	$541,840	$543,550

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined using quoted prices in active markets and was $2,796.9 million and $2,715.7 million as of June 30, 2010 and December 31, 2009, respectively.

Note 6.	Long-Term Debt

Long-term debt as of June 30, 2010 and December 31, 2009 was comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009

Unsecured senior notes due 2014 and 2015	$1,400,000	$1,400,000
Unamortized premium on $350 million unsecured senior notes due 2014	13,812	15,111
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(37,477)	(39,889)
Convertible senior notes due 2014	250,000	250,000
Term loans under LCW senior secured credit agreement	14,096	18,096

	2,740,431	2,743,318
Current maturities of long-term debt	(14,096)	(8,000)

	$2,726,335	$2,735,318

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the Securities and Exchange Commission (“SEC”). In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium the Company received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes using the effective interest rate method. At June 30, 2010, the effective interest rate on the $350 million of senior notes was 9.02%, which includes the effect of the premium amortization.

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

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes using the effective interest rate method. At June 30, 2010, the effective interest rate on the notes was 8.02%, which includes the effect of the discount accretion.

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

LCW Operations Senior Secured Credit Agreement

LCW Operations has a senior secured credit agreement, as amended, consisting of two term loans with an aggregate outstanding principal amount of approximately $14.1 million as of June 30, 2010. The loans bear interest at LIBOR plus the applicable margin (ranging from 2.70% to 6.33%). At June 30, 2010, the effective interest rate on the term loans was 5.32%. Outstanding borrowings under the senior secured credit agreement are due in quarterly installments of $2 million with an aggregate final payment of approximately $10 million due in March 2011. LCW Wireless’ working capital needs and debt service requirements are expected to be met through cash generated from its operations.

The obligations under the senior secured credit agreement are guaranteed by LCW Wireless and LCW License (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the senior secured credit agreement are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt or sell assets. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of June 30, 2010.

Note 7.	Significant Acquisitions, Dispositions and Other Agreements

Acquisitions and Dispositions

On January 8, 2010, the Company contributed certain non-operating wireless licenses in West Texas with a carrying value of approximately $2.4 million to a regional wireless service provider in exchange for a 6.6% ownership interest in the company.

On February 22, 2010, the Company entered into an asset purchase and contribution agreement with various entities doing business as Pocket Communications, or (collectively) “Pocket”, pursuant to which it and Pocket agreed to contribute substantially all of their wireless spectrum and operating assets in South Texas to a joint venture controlled by the Company. The Company will own approximately 76% of the joint venture and Pocket will own approximately 24%. Immediately prior to the closing the Company will purchase specified assets from Pocket for approximately $38 million in cash, which assets will also be contributed to the joint venture. Following the closing, Pocket will have the right to put, and the Company will have the right to call, all of Pocket’s membership interests in the joint venture (which rights will generally be exercisable by either party after 3 1/2 years). In addition, in the event of a change of control of Leap, Pocket will be obligated to sell to the Company all of its membership interests in the joint venture. The FCC issued its approval of the transaction in July 2010; however, the closing of the transaction remains subject to customary closing conditions.

On March 30, 2010, Cricket acquired an additional 23.9% membership interest in LCW Wireless from CSM Wireless, LLC (“CSM”), following CSM’s exercise of its option to sell its interest in LCW Wireless to Cricket for $21.0 million, which increased Cricket’s non-controlling interest in LCW Wireless to 94.6%.

Wholesale Arrangement

On August 2, 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel. Pursuant to the agreement, the Company is entitled to purchase and resell prepaid wireless services from Sprint.

The initial term of the wholesale agreement is until December 31, 2015, and the agreement renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, the Company will pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. The Company has agreed to provide Sprint with a minimum of $300 million of aggregate revenue over the initial five-year term of the agreement (against which the Company can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $25 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in each of 2012, 2013 and 2014, and a minimum of $50 million of revenue to be provided in 2015. Any revenue provided by the Company in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year.

In the event Leap is involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc.), either Sprint or the Company (or its successor in interest) may terminate the agreement within 60 days following the closing of such a transaction. In connection with any such termination, the Company (or its successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, beginning at 40% for any such agreement entered into in or before 2011, 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

In the event that Leap is involved in a change-of-control transaction with MetroPCS Communications, Inc. during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum revenue commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof.

In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint’s successor-in-interest.

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

Arrangements with LCW Wireless

On March 30, 2010 Cricket acquired an additional 23.9% membership interest in LCW Wireless following CSM’s exercise of its option to sell its interest in LCW Wireless to Cricket for $21.0 million. As a result, the membership interests in LCW Wireless are held as follows: Cricket holds a 94.6% non-controlling membership interest; WLPCS Management, LLC (“WLPCS”) holds a 1.9% controlling membership interest; and the remaining membership interests are held by employees of LCW Wireless. As of June 30, 2010, Cricket’s equity contributions to LCW totaled $67.9 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of LCW Wireless, LLC, WLPCS has the option to put its entire membership interest in LCW Wireless to Cricket for a purchase price not to exceed $3.8 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. WLPCS has indicated that it intends to exercise its put option during the 30-day period commencing on August 9, 2010. In anticipation of WLPCS exercising its put option, the FCC granted its approval of the transfer of control of LCW Wireless from WLPCS to Cricket. The Company has recorded this obligation to WLPCS, including related accretion charges, as a component of redeemable non-controlling interests in the condensed consolidated balance sheets. As of June 30, 2010 and December 31, 2009, this non-controlling interest had a carrying value of $3.2 million and $2.9 million, respectively.

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

Arrangements with Denali

Cricket and Denali Spectrum Manager, LLC (“DSM”) formed Denali as a joint venture to participate (through a wholly owned subsidiary) in FCC Auction #66. Cricket owns an 82.5% non-controlling membership interest and DSM owns a 17.5% controlling membership interest in Denali. As of June 30, 2010, Cricket’s equity contributions to Denali totaled $83.6 million.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of Denali, DSM may offer to sell its entire membership interest in Denali to Cricket in April 2012 and each year thereafter for a purchase price equal to DSM’s equity contributions in cash to Denali, plus a specified return, payable in cash. If DSM makes a sale offer each year and Cricket does not accept any such sale offer, then DSM may put its membership interest to a subsidiary of Denali in 2017. The consummation of any sale offer that is accepted by Cricket, or any put transaction that may be exercised by DSM, will be subject to FCC approval. The Company has recorded this obligation to DSM, including related accretion charges, as a component of redeemable non-controlling interests in the condensed consolidated balance sheets. As of June 30, 2010 and December 31, 2009, this non-controlling interest had a carrying value of $50.0 million and $47.7 million, respectively.

Senior Secured Credit Agreement

Cricket entered into a senior secured credit agreement with Denali and its subsidiaries to fund the payment to the FCC for the AWS license acquired by Denali in Auction #66 and to fund a portion of the costs of the construction and operation of the wireless network using such license. As of June 30, 2010, borrowings under the credit agreement totaled $542.9 million, including borrowings under the build-out sub-facility of $319.5 million. As of June 30, 2010, the build-out sub-facility commitment with Denali was $334.5 million, $15.0 million of which was unused at such date. Leap’s board of directors has authorized the Company to increase the build-out sub-facility to $394.5 million. The Company does not anticipate making any future increases to the size of the build-out sub-facility beyond the amount authorized by Leap’s board of directors. Additional funding requests would be subject to approval by Leap’s board of directors. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due in April 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing April 2017.

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

The Company is currently discussing with DSM differences between the parties regarding the performance and financial condition of the joint venture. As indicated above, the parties have entered into agreements to waive certain obligations of Denali License during 2010 and 2011 to pay a share of the Company’s corporate and regional overhead costs and certain royalty fees for use of Cricket’s trademarks. Differences between the parties, however, have continued. The Company and DSM have entered into discussions regarding the Company’s purchase of DSM’s interest in the joint venture, although these discussions may not ultimately be successful. Alternatively, as the controlling member of Denali, DSM could seek to terminate the management services agreement and/or trademark license between Denali and Cricket and obtain management services from a third party, or it could take other actions that the Company believes could negatively impact Denali’s business. DSM could also attempt to sell or dispose of all or a portion of Denali’s wireless license or other assets, although the Company would have the right under agreements with Denali to consent to any such sale or disposal. Any transition to another party of the services the Company currently provides to Denali, any sale or disposal of all or a portion of Denali’s wireless license or other assets, or any other material operational or financial disruption to the joint venture could significantly disrupt its business, negatively impact its financial and operational performance and result in significant expenses for the Company’s business.

The following table provides a summary of the changes in value of the Company’s redeemable non-controlling interests (in thousands):

	Six Months
	Ended June 30,
	2010	2009

Beginning balance, January 1	$71,632	$71,879
Purchase of CSM membership units	(20,973)	—
Accretion of redeemable non-controlling interests, before tax	2,503	5,932

Ending balance, June 30	$53,162	$77,811

Note 9.	Commitments and Contingencies

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

Patent Litigation

Freedom Wireless

On July 23, 2010, the Company and Freedom Wireless, Inc. (“Freedom Wireless”) agreed to dismiss an action between them with prejudice and entered into a license agreement covering the patents at issue in the matter. The Company was sued by Freedom Wireless on December 10, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that the Company’s Cricket unlimited voice service, in addition to its Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, the Company and Freedom Wireless entered into an agreement to settle the lawsuit and agreed to enter into a license agreement to provide Freedom Wireless with royalties on certain of the Company’s products and services.

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

Digital Technology Licensing

On April 21, 2009, the Company and certain other wireless carriers (including Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC (“DTL”) in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that the Company and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that the Company and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. On January 5, 2010, this matter was stayed, pending final resolution of another case that DTL brought against another wireless provider in which it alleged infringement of the patent that is at issue in this matter. That other case has been settled and dismissed but the stay in the Company’s matter has not been lifted.

DownUnder Wireless

On May 18, 2010, a matter brought against the Company by DownUnder Wireless, LLC, or DownUnder, was dismissed without prejudice. The Company and a number of other parties were sued by DownUnder Wireless, LLC, or DownUnder, on November 20, 2009 in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 6,741,215 entitled “Inverted Safety Antenna for Personal Communications Devices.” DownUnder alleged that the Company uses, sells, and offers to sell wireless communication devices, including PCD, Cal-Comp, and Motorola devices, comprising a housing, a microphone, a speaker earpiece, a user interface mounted in an upright orientation on the communication device, and a transmitting antenna, where the transmitting antenna is mounted in a lower portion of the housing, and further the housing defines an obtuse angle between the top of the upper housing portion and the bottom of the lower housing portion of the devices, and that such acts constitute direct and indirect infringement of DownUnder’s patent. DownUnder alleged that the Company’s infringement is willful, and the complaint sought a permanent injunction against further infringement, unspecified damages (including enhanced damages), and attorneys’ fees. The Company and certain other defendants had filed a motion on April 29, 2010 to sever the claims against them and dismiss the matter or, in the alternative, to stay the litigation.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits and a consolidated securities class action lawsuit. As indicated further below, the Company has received preliminary court approval of the settlements reached in these matters.

The two shareholder derivative suits purport to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action asserted, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that the Company was restating certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS Communications, Inc. and claims alleging illegal insider trading by certain of the individual defendants. Leap and the individual defendants filed motions to dismiss the federal action, and on September 29, 2009, the district court granted Leap’s motion to dismiss the derivative complaint for failure to plead that a presuit demand on Leap’s board was excused.

The parties in the federal action executed a stipulation of settlement dated May 14, 2010 which would resolve both of the derivative suits. The settlement is subject to final court approval, among other conditions. On June 21, 2010, the district court preliminarily approved the settlement, and a final fairness hearing has been scheduled for September 20, 2010. If approved, the settlement will result in a release of the alleged claims against the individual defendants and their related persons. The settlement is based upon the Company’s agreement to adopt and implement and/or continue to implement or observe various operational and corporate governance measures, and to fund, through its insurance carriers, an award of attorney’s fees to plaintiffs’ counsel. The individual defendants have denied liability and wrongdoing of any kind with respect to the claims made in the derivative suits and make no admission of any wrongdoing in connection with the proposed settlement.

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

The parties entered into a stipulation of settlement of the class action dated February 18, 2010, which settlement is subject to final court approval. The settlement provides for, among other things, dismissal of the lawsuits with prejudice, releases in favor of the defendants, and payment to the class of $13.75 million, which would include an award of attorneys’ fees to class plaintiffs’ counsel. On March 24, 2010, the court granted preliminary approval of the settlement and approved the notice to be distributed to the class members of the settlement. Following preliminary approval, the entire settlement amount was paid into an escrow account by the Company’s insurance carriers pursuant to the terms of the stipulation of settlement. The settlement fairness hearing is scheduled for October 4, 2010.

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

Handset Supply Agreement

The Company entered into a Master Supply Agreement with Research in Motion on July 22, 2010 for the purchase of Blackberry handsets. The agreement requires that the Company order a certain minimum number of handsets during the initial two-year term of the agreement.

Outstanding Letters of Credit and Surety Bonds

As of June 30, 2010 and December 31, 2009, the Company had approximately $10.6 million and $10.5 million, respectively, of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. The restricted cash collateralizing the letters of credit outstanding is reported in both restricted cash, cash equivalents and short-term investments and other long-term assets in the condensed consolidated balance sheets.

As of June 30, 2010 and December 31, 2009, the Company had approximately $5.6 million and $5.5 million, respectively, of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of June 30, 2010 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$46	$247,050	$—	$32,492	$—	$279,588
Short-term investments	—	270,637	—	—	—	270,637
Restricted cash, cash equivalents and short-term investments	2,231	1,625	—	10	—	3,866
Inventories	—	45,664	—	2,534	—	48,198
Deferred charges	—	28,798	—	—	—	28,798
Other current assets	293	78,955	—	5,102	(1,003)	83,347

Total current assets	2,570	672,729	—	40,138	(1,003)	714,434
Property and equipment, net	—	1,829,850	—	246,762	—	2,076,612
Investments in and advances to affiliates and consolidated subsidiaries	1,903,712	2,170,551	24,184	6,387	(4,104,834)	—
Wireless licenses	—	7,889	1,581,864	334,047	—	1,923,800
Goodwill	—	430,101	—	—	—	430,101
Other intangible assets, net	—	22,340	—	—	—	22,340
Other assets	6,003	81,174		2,036	—	89,213

Total assets	$1,912,285	$5,214,634	$1,606,048	$629,370	$(4,105,837)	$5,256,500

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$347	$257,781	$—	$6,565	$—	$264,693
Current maturities of long-term debt	—	—	—	14,096	—	14,096
Intercompany payables	35,488	284,253	—	9,543	(329,284)	—
Other current liabilities	5,114	165,565	—	17,881	(1,003)	187,557

Total current liabilities	40,949	707,599	—	48,085	(330,287)	466,346
Long-term debt	250,000	2,476,336	—	770,190	(770,191)	2,726,335
Deferred tax liabilities	—	280,538	—	—	—	280,538
Other long-term liabilities	—	96,981	—	11,802	—	108,783

Total liabilities	290,949	3,561,454	—	830,077	(1,100,478)	3,582,002
Redeemable non-controlling interests	—	3,150	—	50,012	—	53,162
Stockholders’ equity (deficit)	1,621,336	1,650,030	1,606,048	(250,719)	(3,005,359)	1,621,336

Total liabilities and stockholders’ equity	$1,912,285	$5,214,634	$1,606,048	$629,370	$(4,105,837)	$5,256,500

Condensed Consolidating Balance Sheet as of December 31, 2009 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$66	$160,834	$—	$14,099	$—	$174,999
Short-term investments	—	386,423	—	2,731	—	389,154
Restricted cash, cash equivalents and short-term investments	2,231	1,625	—	10	—	3,866
Inventories	—	102,883	—	5,029	—	107,912
Deferred charges	—	38,872	—	—	—	38,872
Other current assets	83	69,009	—	3,619	493	73,204

Total current assets	2,380	759,646	—	25,488	493	788,007
Property and equipment, net	2	1,853,898	—	267,194	—	2,121,094
Investments in and advances to affiliates and consolidated subsidiaries	1,965,842	2,233,669	86,405	7,381	(4,293,297)	—
Wireless licenses	—	7,889	1,580,174	333,910	—	1,921,973
Assets held for sale	—	—	2,381	—	—	2,381
Goodwill	—	430,101	—	—	—	430,101
Intangible assets, net	—	24,535	—	—	—	24,535
Other assets	6,663	74,558	—	2,409	—	83,630

Total assets	$1,974,887	$5,384,296	$1,668,960	$636,382	$(4,292,804)	$5,371,721

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$16	$303,520	$—	$6,850	$—	$310,386
Current maturities of long-term debt	—	—	—	8,000	—	8,000
Intercompany payables	29,194	347,468	—	19,416	(396,078)	—
Other current liabilities	5,147	172,202	—	18,803	495	196,647

Total current liabilities	34,357	823,190	—	53,069	(395,583)	515,033
Long-term debt	250,000	2,475,222	—	714,640	(704,544)	2,735,318
Deferred tax liabilities	—	259,512	—	—	—	259,512
Other long-term liabilities	—	90,233	—	9,463	—	99,696

Total liabilities	284,357	3,648,157	—	777,172	(1,100,127)	3,609,559
Redeemable non-controlling interests	—	23,981	—	47,651	—	71,632
Stockholders’ equity (deficit)	1,690,530	1,712,158	1,668,960	(188,441)	(3,192,677)	1,690,530

Total liabilities and stockholders’ equity	$1,974,887	$5,384,296	$1,668,960	$636,382	$(4,292,804)	$5,371,721

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2010 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$546,039	$—	$50,944	$16	$596,999
Equipment revenues	—	34,906	—	1,636	—	36,542
Other revenues	—	165	24,215	756	(25,136)	—

Total revenues	—	581,110	24,215	53,336	(25,120)	633,541

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	184,339	—	16,419	(24,955)	175,803
Cost of equipment	—	98,706	—	12,335	—	111,041
Selling and marketing	—	86,571	—	9,878	—	96,449
General and administrative	3,281	80,857	172	4,799	(165)	88,944
Depreciation and amortization	—	99,549	—	11,100	—	110,649

Total operating expenses	3,281	550,022	172	54,531	(25,120)	582,886
Gain (loss) on sale or disposal of assets	—	(1,458)	—	(30)	—	(1,488)

Operating income (loss)	(3,281)	29,630	24,043	(1,225)	—	49,167
Equity in net loss of consolidated subsidiaries	(17,872)	(4,365)	—	—	22,237	—
Equity in net income of investees, net	—	887	—	—	—	887
Interest income	6,062	26,271	—	345	(32,384)	294
Interest expense	(3,147)	(63,200)	—	(26,333)	32,384	(60,296)
Other income, net	—	3,057	—	—	—	3,057

Income (loss) before income taxes	(18,238)	(7,720)	24,043	(27,213)	22,237	(6,891)
Income tax expense	—	(12,397)	—	—	—	(12,397)

Net income (loss)	(18,238)	(20,117)	24,043	(27,213)	22,237	(19,288)
Accretion of redeemable non-controlling interests, net of tax	—	2,245	—	(1,195)	—	1,050

Net income (loss) attributable to common stockholders	$(18,238)	$(17,872)	$24,043	$(28,408)	$22,237	$(18,238)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2010 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,082,847	$—	$98,942	$32	$1,181,821
Equipment revenues	—	97,608	—	8,066	—	105,674
Other revenues	—	62	48,140	1,510	(49,712)	—

Total revenues	—	1,180,517	48,140	108,518	(49,680)	1,287,495

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	359,362	—	31,993	(49,618)	341,737
Cost of equipment	—	249,342	—	29,752	—	279,094
Selling and marketing	—	184,934	—	23,399	—	208,333
General and administrative	6,400	165,056	345	9,461	(62)	181,200
Depreciation and amortization	—	197,620	—	22,275	—	219,895

Total operating expenses	6,400	1,156,314	345	116,880	(49,680)	1,230,259
Gain(loss) on sale or disposal of assets	—	(2,163)	—	(778)	—	(2,941)

Operating income (loss)	(6,400)	22,040	47,795	(9,140)	—	54,295
Equity in net loss of consolidated subsidiaries	(85,706)	(14,369)	—	—	100,075	—
Equity in net income of investees, net	—	1,458	—	—	—	1,458
Interest income	12,125	51,367	—	696	(63,466)	722
Interest expense	(6,291)	(126,406)	—	(51,360)	63,466	(120,591)
Other income, net	—	3,072	—	—	—	3,072

Income (loss) before income taxes	(86,272)	(62,838)	47,795	(59,804)	100,075	(61,044)
Income tax expense	—	(23,691)	—	—	—	(23,691)

Net income (loss)	(86,272)	(86,529)	47,795	(59,804)	100,075	(84,735)
Accretion of redeemable non-controlling interests, net of tax	—	823	—	(2,360)	—	(1,537)

Net income (loss) attributable to common stockholders	$(86,272)	$(85,706)	$47,795	$(62,164)	$100,075	$(86,272)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$508,552	$—	$33,023	$10	$541,585
Equipment revenues	—	50,650	—	5,173	—	55,823
Other revenues	—	1,770	22,485	333	(24,588)	—

Total revenues	—	560,972	22,485	38,529	(24,578)	597,408

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	159,259	—	18,121	(22,813)	154,567
Cost of equipment	—	106,846	—	20,929	—	127,775
Selling and marketing	—	82,832	—	13,856	—	96,688
General and administrative	841	80,706	38	11,118	(1,765)	90,938
Depreciation and amortization	—	88,204	—	11,417	—	99,621

Total operating expenses	841	517,847	38	75,441	(24,578)	569,589
Loss on sale or disposal of assets	—	(1,449)	—	(105)	—	(1,554)

Operating income (loss)	(841)	41,676	22,447	(37,017)	—	26,265
Equity in net loss of consolidated subsidiaries	(64,882)	(37,198)	—	—	102,080	—
Equity in net income of investees, net	—	515	—	—	—	515
Interest income	6,063	21,014	—	399	(26,834)	642
Interest expense	(3,091)	(50,858)	—	(21,945)	26,834	(49,060)
Other expense, net	—	(46)	—	—	—	(46)
Loss on extinguishment of debt	—	(26,310)	—	—	—	(26,310)

Income (loss) before income taxes	(62,751)	(51,207)	22,447	(58,563)	102,080	(47,994)
Income tax expense	—	(13,189)	—	—	—	(13,189)

Net income (loss)	(62,751)	(64,396)	22,447	(58,563)	102,080	(61,183)
Accretion of redeemable non-controlling interests, net of tax	—	(486)	—	(1,082)	—	(1,568)

Net income (loss) attributable to common stockholders	$(62,751)	$(64,882)	$22,447	$(59,645)	$102,080	$(62,751)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,006,057	$—	$49,523	$10	$1,055,590
Equipment revenues	—	119,770	—	9,035	—	128,805
Other revenues	—	2,110	44,339	666	(47,115)	—

Total revenues	—	1,127,937	44,339	59,224	(47,105)	1,184,395

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	325,217	—	18,597	(44,903)	298,911
Cost of equipment	—	251,856	—	33,715	—	285,571
Selling and marketing	—	182,030	—	18,181	—	200,211
General and administrative	1,942	168,092	281	19,002	(2,202)	187,115
Depreciation and amortization	—	170,620	—	18,734	—	189,354

Total operating expenses	1,942	1,097,815	281	108,229	(47,105)	1,161,162
Gain (loss) on sale or disposal of assets	—	2,132	—	(105)	—	2,027

Operating income (loss)	(1,942)	32,254	44,058	(49,110)	—	25,260
Equity in net loss of consolidated subsidiaries	(117,053)	(41,876)	—	—	158,929	—
Equity in net income of investees, net	—	1,994	—	—	—	1,994
Interest income	12,127	40,070	—	1,725	(52,335)	1,587
Interest expense	(6,179)	(100,655)	—	(36,412)	52,335	(90,911)
Other expense, net	—	(109)	—	—	—	(109)
Loss on extinguishment of debt	—	(26,310)	—	—	—	(26,310)

Income (loss) before income taxes	(113,047)	(94,632)	44,058	(83,797)	158,929	(88,489)
Income tax expense	—	(20,054)	—	—	—	(20,054)

Net income (loss)	(113,047)	(114,686)	44,058	(83,797)	158,929	(108,543)
Accretion of redeemable non-controlling interests, net of tax	—	(2,367)	—	(2,137)	—	(4,504)

Net income (loss) attributable to common stockholders	$(113,047)	$(117,053)	$44,058	$(85,934)	$158,929	$(113,047)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2010 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(20)	$198,512	$—	$6,032	$(118)	$204,406

Investing activities:
Purchases of property and equipment	—	(192,799)	—	(2,606)	—	(195,405)
Changes in prepayments for purchases of property and equipment	—	(2,836)	—	—	—	(2,836)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(1,691)	—	(136)	—	(1,827)
Purchases of investments	—	(301,399)	—	—	—	(301,399)
Sales and maturities of investments	—	423,066	—	4,221	—	427,287
Investments in and advances to affiliates and consolidated subsidiaries	(904)	—	—	—	904	—
Purchase of membership units of equity investment	—	(967)	—	—	—	(967)
Change in restricted cash	—	378	—	—	—	378

Net cash provided by (used in) investing activities	(904)	(76,248)	—	1,479	904	(74,769)

Financing activities:
Issuance of related party debt	—	(15,000)	—	15,000	—	—
Repayment of long-term debt	—	—	—	(4,000)	—	(4,000)
Purchase of non-controlling interest	—	(20,973)	—	—	—	(20,973)
Capital contributions, net	904	904	—	—	(904)	904
Non-controlling interests distribution	—	—	—	(118)	118	—
Other	—	(979)	—	—	—	(979)

Net cash provided by (used in) financing activities	904	(36,048)	—	10,882	(786)	(25,048)

Net increase (decrease) in cash and cash equivalents	(20)	86,216	—	18,393	—	104,589
Cash and cash equivalents at beginning of period	66	160,834	—	14,099	—	174,999

Cash and cash equivalents at end of period	$46	$247,050	$—	$32,492	$—	$279,588

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$68	$195,719	$—	$(51,946)	$(77)	$143,764

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(386,843)	—	(39,913)	—	(426,756)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(30,969)	—	(976)	—	(31,945)
Proceeds from the sale of wireless licenses	—	2,965	—	—	—	2,965
Purchases of investments	—	(436,051)	—	—	—	(436,051)
Sales and maturities of investments	—	290,599	—	—	—	290,599
Investments in and advances to affiliates and consolidated subsidiaries	(265,923)	—	—	—	265,923	—
Purchase of membership units of equity method investment	—	—	—	—	—	—
Change in restricted cash	—	676	—	30	—	706

Net cash used in investing activities	(265,923)	(559,623)	—	(40,859)	265,923	(600,482)

Financing activities:
Issuance of long-term debt	—	1,057,474	—	100,000	(100,000)	1,057,474
Issuance of related party debt	—	(100,000)	—	—	100,000	—
Repayment of long-term debt	—	(877,500)	—	(2,404)	—	(879,904)
Payment of debt issuance costs	—	(14,100)	—	—	—	(14,100)
Capital contributions, net	265,923	265,923	—	—	(265,923)	265,923
Non-controlling interests distribution	—	—	—	(77)	77	—
Other	—	(658)	—	—	—	(658)

Net cash provided by financing activities	265,923	331,139	—	97,519	(265,846)	428,735

Net increase (decrease) in cash and cash equivalents	68	(32,765)	—	4,714	—	(27,983)
Cash and cash equivalents at beginning of period	27	333,119	—	24,562	—	357,708

Cash and cash equivalents at end of period	$95	$300,354	$—	$29,276	$—	$329,725

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	the duration and severity of the current economic downturn in the United States and changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement our new product and service offerings, expand our retail distribution and execute effectively on our other strategic activities;

•	our ability to obtain roaming services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

•	failure of our network or information technology systems to perform according to expectations and risks associated with the upgrade or transition of certain of those systems, including our customer billing system; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

As of June 30, 2010, Cricket service was offered in 35 states and the District of Columbia and had approximately 5.3 million customers. As of June 30, 2010, we, LCW Wireless License, LLC, or LCW License (a wholly owned subsidiary of LCW Operations), and Denali Spectrum License Sub, LLC, or Denali License Sub (an indirect wholly owned subsidiary of Denali) owned wireless licenses covering an aggregate of approximately 184.2 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 94.2 million POPs as of June 30, 2010. The licenses we and Denali own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming Denali License Sub were to make available to us certain of its spectrum.

In addition to our Cricket network footprint, we have entered roaming relationships with other wireless carriers that enable us to offer customers purchasing our wireless services an extended, nationwide calling area covering approximately 283 million POPs. In August 2010, we entered into agreements which significantly expand our ability to provide nationwide voice and data services. We entered into a roaming agreement to provide our customers with nationwide data roaming services. In addition, we entered into a wholesale agreement with an affiliate of Sprint Nextel to permit us to offer Cricket wireless services outside of our current network footprint using Sprint’s network. We believe that these new arrangements will enable us to offer enhanced products and service plans and to strengthen and improve our distribution.

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

We have recently revised certain features of a number of our Cricket service offerings, which will be effective beginning August 2010. We have introduced “all-inclusive” rate plans for all of our Cricket services, which are priced to include applicable regulatory fees and telecommunications taxes. We have also introduced new Cricket Broadband service plans, with prices that vary depending upon the targeted amount of data that a customer expects to use during the month. We have eliminated the free month of service we previously provided to new customers of our Cricket Wireless and Cricket Broadband services purchasing a handset or modem and instead have decreased the retail prices of many of our devices. We have also eliminated certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time. We are introducing new “smartphones” and other handsets and devices beginning in August 2010 and have also revised features of our dealer compensation program to defer some of their initial compensation and provide further incentive for them to retain customers. We believe that these new service plans, products and other changes will be attractive to customers and help improve our competitive positioning in the marketplace.

We believe that our business is scalable because we offer an attractive value proposition to our customers while utilizing a cost structure that is significantly lower than most of our competitors. As a result, over the past five years, we have pursued activities to significantly expand our business, both through the broadening of our product portfolio (including the introduction of our Cricket Broadband and Cricket PAYGo products) and distribution channels and the enhancement of network coverage and capacity in new and existing markets. In addition, as discussed above, we recently entered into a new wholesale agreement and nationwide data roaming agreement which we believe will enable us to offer enhanced products and service plans and to strengthen and improve our distribution. We also currently plan to deploy next-generation LTE network technology over the longer term. Other future business expansion activities could include the launch of new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of Cricket services in additional markets, entering into partnerships with others, the acquisition of other wireless communications companies or complementary businesses or the purchase of all or a portion of the remaining membership interests in our joint ventures, including LCW Wireless and Denali. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License Sub hold include large regional areas covering both rural and metropolitan communities, we and Denali may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service. We intend to be disciplined as we pursue any expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters for markets in operation for one year or longer, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, but generally expect that churn will gradually improve as the average tenure of customers in such markets increases. Sales activity and churn, however, can be strongly affected by other factors, including promotional activity, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base) and competitive actions, any of which may have the ability to either offset or magnify certain seasonal effects or the relative amount of time a market has been in operation. From time to time, we offer programs to help promote customer activity for our wireless services. For example, we utilize a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free month of service on the additional line of service after paying an activation fee. We believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our wireless services.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol service providers, traditional landline service providers and cable companies. The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings. These service offerings have presented additional strong competition in markets in which our offerings overlap. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. In August 2009 and March 2010, we revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans, to eliminate certain fees we previously charged customers who changed their service plans and to include unlimited nationwide roaming and international long distance services in our service plans. These changes, which were made in response to the competitive and economic environment, resulted in lower average monthly revenue per customer. As indicated above, we have recently introduced a number of new initiatives to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, entering into a new wholesale and nationwide roaming agreement and announcing plans to introduce new “smartphones” and other handsets and devices. We believe that these new initiatives will be attractive to customers and help improve our competitive positioning in the marketplace. These initiatives, however, are significant undertakings, and we expect to incur additional expense in the near term as we implement these changes. The extent to which these new initiatives impact our future financial and operating results, including average monthly revenue per customer, will depend upon customer acceptance of our new product and service offerings.

The evolving competitive landscape has negatively impacted our financial and operating results since early 2009, and we expect that continued significant competition in the markets in which we operate may result in more competitive pricing, slower growth, higher costs and increased customer turnover. We believe that our cost structure provides us with a significant advantage in responding to changing competitive and economic conditions and enables us to revise our product and service offerings to attract and retain customers. Evolving competition or continuing unfavorable unemployment levels, however, could continue to adversely impact average monthly revenue per customer, increase churn and decrease operating income before depreciation and amortization, or OIBDA, and free cash flow and could have a material adverse effect on our business, financial condition and operating results.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity through future capital markets transactions. See “— Liquidity and Capital Resources” below.

Results of Operations

Operating Items

The following tables summarizes operating data for our consolidated operations for the three and six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended June 30,
		% of 2010		% of 2009	Change from
		Service		Service	Prior Year
	2010	Revenues	2009	Revenues	Dollars	Percent

Revenues:
Service revenues	$596,999		$541,585		$55,414	10.2%
Equipment revenues	36,542		55,823		(19,281)	(34.5)%

Total revenues	633,541		597,408		36,133	6.0%

Operating expenses:
Cost of service	175,803	29.4%	154,567	28.5%	21,236	13.7%
Cost of equipment	111,041	18.6%	127,775	23.6%	(16,734)	(13.1)%
Selling and marketing	96,449	16.2%	96,688	17.9%	(239)	(0.2)%
General and administrative	88,944	14.9%	90,938	16.8%	(1,994)	(2.2)%
Depreciation and amortization	110,649	18.5%	99,621	18.4%	11,028	11.1%

Total operating expenses	582,886	97.6%	569,589	105.2%	13,297	2.3%
Loss on sale or disposal of assets	(1,488)	(0.2)%	(1,554)	(0.3)%	66	4.2%

Operating income	$49,167	8.2%	$26,265	4.8%	$22,902	87.2%

	Six Months Ended June 30,
		% of 2010		% of 2009	Change from
		Service		Service	Prior Year
	2010	Revenues	2009	Revenues	Dollars	Percent

Revenues:
Service revenues	$1,181,821		$1,055,590		$126,231	12.0%
Equipment revenues	105,674		128,805		(23,131)	(18.0)%

Total revenues	1,287,495		1,184,395		103,100	8.7%

Operating expenses:
Cost of service	341,737	28.9%	298,911	28.3%	42,826	14.3%
Cost of equipment	279,094	23.6%	285,571	27.1%	(6,477)	(2.3)%
Selling and marketing	208,333	17.6%	200,211	19.0%	8,122	4.1%
General and administrative	181,200	15.3%	187,115	17.7%	(5,915)	(3.2)%
Depreciation and amortization	219,895	18.6%	189,354	17.9%	30,541	16.1%

Total operating expenses	1,230,259	104.1%	1,161,162	110.0%	69,097	6.0%
Gain (loss) on sale or disposal of assets	(2,941)	(0.2)%	2,027	0.2%	(4,968)	(245.1)%

Operating income	$54,295	4.6%	$25,260	2.4%	$29,035	114.9%

The following tables summarize customer activity for the three and six months ended June 30, 2010 and 2009:

			Change
For the Three Months Ended June 30(1):	2010	2009	Amount	Percent

Gross customer additions	683,315	790,933	(107,618)	(13.6)%
Net customer additions (losses)	(111,718)	202,767	(314,485)	(155.1)%
Weighted-average number of customers	5,290,825	4,432,381	858,444	19.4%

			Change
For the Six Months Ended June 30(1):	2010	2009	Amount	Percent

Gross customer additions	1,816,313	1,680,844	135,469	8.1%
Net customer additions	334,052	695,520	(361,468)	(52.0)%
Weighted-average number of customers	5,212,955	4,245,621	967,334	22.8%

As of June 30:

Total customers	5,288,157	4,540,180	747,977	16.5%

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Service Revenues

Service revenues increased $55.4 million, or 10.2%, for the three months ended June 30, 2010 compared to the corresponding period of the prior year. This increase resulted from a 19.4% increase in average total customers due to new market launches and existing market customer growth. This increase was partially offset by a 7.7% decline in average monthly revenues per customer. The decline in average monthly revenues per customer was primarily attributable to customer acceptance of our higher-value, lower-priced service plans.

Service revenues increased $126.2 million, or 12.0%, for the six months ended June 30, 2010 compared to the corresponding period of the prior year. This increase resulted from a 22.8% increase in average total customers due to new market launches and existing market customer growth. This increase was partially offset by a 8.8% decline in average monthly revenues per customer. The decline in average monthly revenues per customer was primarily attributable to customer acceptance of our higher-value, lower-priced service plans.

Equipment Revenues

Equipment revenues decreased $19.3 million, or 34.5%, for the three months ended June 30, 2010 compared to the corresponding period of the prior year. The decline in equipment revenues resulted from a 2% decrease in the number of devices sold and a reduction in the average revenue per device sold. The reduction in the average revenue per device sold was primarily due to various device promotions offered to customers, an increase in the number of customers purchasing our lower-priced devices and an increase in commissions paid to dealers which are recorded as a reduction of equipment revenue.

Equipment revenues decreased $23.1 million, or 18%, for the six months ended June 30, 2010 compared to the corresponding period of the prior year. A 19% increase in the number of devices sold was offset by a reduction in the average revenue per device sold. The reduction in the average revenue per device sold was primarily due to various device promotions offered to customers, an increase in the number of customers purchasing our lower-priced devices and an increase in commissions paid to dealers which are recorded as a reduction of equipment revenue.

Cost of Service

Cost of service increased $21.2 million, or 13.7%, for the three months ended June 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service was 29.4% compared to 28.5% in the prior year period. Principal factors contributing to the increase in cost of service included increases in roaming and international long distance costs in connection with our introduction of unlimited nationwide roaming and international long distance services in March 2010.

Cost of service increased $42.8 million, or 14.3%, for the six months ended June 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service was 28.9% compared to 28.3% in the prior year period. Principal factors contributing to the increase in cost of service included increases in roaming and international long distance costs in connection with our introduction of unlimited nationwide roaming and international long distance services in March 2010.

Cost of Equipment

Cost of equipment decreased $16.7 million, or 13.1%, for the three months ended June 30, 2010 compared to the corresponding period of the prior year. The decline in cost of equipment resulted from a 2% decrease in the number of devices sold and a reduction in the average cost per device sold, primarily due to benefits of scale and an increase in the number of customers purchasing our lower-priced devices.

Cost of equipment decreased $6.5 million, or 2.3%, for the six months ended June 30, 2010 compared to the corresponding period of the prior year. A 19% increase in the number of devices sold was offset by a reduction in the average cost per device sold, primarily due to benefits of scale and an increase in the number of customers purchasing our lower-priced devices.

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.2 million, or 0.2%, for the three months ended June 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 16.2% from 17.9% in the prior year period. This percentage decrease was largely attributable to a 1.4% decrease in media and advertising costs as a percentage of service revenues reflecting higher spending in the second quarter of 2009 in connection with the launch of our two largest markets during the first quarter of 2009, and an increase in service revenues and consequent benefits of scale.

Selling and marketing expenses increased $8.1 million, or 4.1%, for the six months ended June 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 17.6% from 19.0% in the prior year period. This percentage decrease was largely attributable to a 1.7%

decrease in media and advertising costs as a percentage of service revenues reflecting the launch of our two largest markets during the first quarter of 2009, and an increase in service revenues and consequent benefits of scale.

General and Administrative Expenses

General and administrative expenses decreased $2.0 million, or 2.2%, for the three months ended June 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 14.9% from 16.8% in the prior year period primarily due to an increase in service revenues and consequent benefits of scale and continued benefits realized from our cost management initiatives.

General and administrative expenses decreased $5.9 million, or 3.2%, for the six months ended June 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 15.3% from 17.7% in the prior year period primarily due to an increase in service revenues and consequent benefits of scale and continued benefits realized from our cost management initiatives.

Depreciation and Amortization

Depreciation and amortization expense increased $11.0 million, or 11.1%, for the three months ended June 30, 2010 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property and equipment in connection with the build-out and launch of our new markets throughout 2009 and the improvement and expansion of our networks in existing markets.

Depreciation and amortization expense increased $30.5 million, or 16.1%, for the six months ended June 30, 2010 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property and equipment in connection with the build-out and launch of our new markets throughout 2009 and the improvement and expansion of our networks in existing markets.

Gain (Loss) on Sale or Disposal of Assets

During the three months ended June 30, 2010, we recognized losses of approximately $1.5 million upon the disposal of certain of our property and equipment.

During the six months ended June 30, 2010, we recognized losses of approximately $2.9 million upon the disposal of certain of our property and equipment. In the first quarter of 2009 we recognized a non-monetary net gain of approximately $4.4 million upon the closing of a license exchange transaction. This net gain was partially offset by approximately $2.4 million in losses that we recognized upon the disposal of certain of our property and equipment during the first half of 2009.

Non-Operating Items

The following table summarizes non-operating data for our consolidated operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	2009	Change

Equity in net income of investees, net	$887	$515	$372
Interest income	294	642	(348)
Interest expense	(60,296)	(49,060)	(11,236)
Other income (expense), net	3,057	(46)	3,103
Loss on extinguishment of debt	—	(26,310)	26,310
Income tax expense	(12,397)	(13,189)	792

	Six Months Ended June 30,
	2010	2009	Change

Equity in net income of investees, net	$1,458	$1,994	$(536)
Interest income	722	1,587	(865)
Interest expense	(120,591)	(90,911)	(29,680)
Other income (expense), net	3,072	(109)	3,181
Loss on extinguishment of debt	—	(26,310)	26,310
Income tax expense	(23,691)	(20,054)	(3,637)

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Equity in Net Income of Investees, Net

Equity in net income of investees, net reflects our share of net income and net losses of regional wireless service providers in which we hold investments.

Interest Income

Interest income decreased $0.3 million during the three months ended June 30, 2010 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in interest rates from the corresponding period of the prior year.

Interest income decreased $0.9 million during the six months ended June 30, 2010 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in interest rates from the corresponding period of the prior year.

Interest Expense

Interest expense increased $11.2 million during the three months ended June 30, 2010 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $1,100 million of 7.75% senior secured notes due 2016 in June 2009. In addition, we did not capitalize interest during the three months ended June 30, 2010 compared to $7.0 million of capitalized interest during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out.

Interest expense increased $29.7 million during the six months ended June 30, 2010 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $1,100 million of 7.75% senior secured notes due 2016 in June 2009. In addition, we did not capitalize interest during the six months ended June 30, 2010 compared to $19.2 million of capitalized interest during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out.

Other Income (Expense), Net

During the three months ended June 30, 2010, we recognized $3.1 million of gains in connection with the liquidation of certain of our investments in asset-backed commercial paper.

Loss on Extinguishment of Debt

During the three months ended June 30, 2009, in connection with our issuance of $1,100 million of 7.75% senior secured notes due 2016 in June 2009, we repaid all principal amounts outstanding under our former credit agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, a prepayment premium of $17.5 million and a payment of $8.5 million in connection with the unwinding of associated interest rate swap agreements. In connection with such repayment, we terminated the former credit agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the former credit agreement, we recognized a $26.3 million loss on extinguishment of debt, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with our interest rate swaps.

Income Tax Expense

The computation of our annual effective tax rate includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting our ordinary income (loss). Our projected ordinary income tax expense for the full year 2010, which excludes the effect of discrete items, consists primarily of the deferred tax effect of our investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses and tax goodwill for income tax purposes. Because our projected 2010 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the three and six months ended June 30, 2010 and 2009 by applying the actual effective tax rate to the year-to-date income.

During the three and six months ended June 30, 2010, we recorded income tax expense of $12.4 million and $23.7 million, respectively, compared to income tax expense of $13.2 million and $20.1 million for the three and six months ended June 30, 2009, respectively. The decrease in income tax expense during the three months ended June 30, 2010 compared to the prior year period was primarily caused by nonrecurring income tax expense associated with the extinguishment of interest rate hedges in the prior year. The increase in income tax expense during the six months ended June 30, 2010 compared to the prior year period was primarily caused by a decrease in tax expense from the extinguishment of interest rate hedges in the prior year which was more than offset by increased income tax expense from the deferred tax effect of our investments in joint ventures and an increase in our state tax rate in the current year period. Our state tax rate for the three and six months ended June 30, 2010 increased as a result of the expansion of our operating footprint in fiscal 2009 into new, higher-taxing states. During the period ended June 30, 2009, our state tax rate decreased as a result of the enactment of the California Budget Act of 2008, which was signed into law on February 20, 2009, and which will permit taxpayers to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011.

We expect that we will recognize income tax expense for the full year 2010 despite the fact that we have recorded a full valuation allowance on almost all of our deferred tax assets. This result is because of the deferred tax effect of our investment in certain joint ventures as well as the amortization of wireless licenses and tax basis goodwill for income tax purposes.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss, or NOL, carryforwards, capital loss carryforwards and income tax credits. We must then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. Included in our deferred tax assets as of June 30, 2010 were federal NOL carryforwards of approximately $1.7 billion (which begin to expire in 2022) and state NOL carryforwards of approximately $1.7 billion ($21.9 million of which will expire at the end of 2010), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of our periodic assessment of recoverability, we have weighed the positive and negative factors with respect to recoverability and, at this time, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of the deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax credit. We will continue to closely monitor the positive and negative factors to assess whether we are required to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision.

Subscriber Recognition and Disconnect Policies

We recognize a new customer as a gross addition in the month that he or she activates a Cricket service. We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated. Customers for our Cricket Wireless and Cricket Broadband services must generally pay their service amount by the payment due date or their service will be suspended. Cricket Wireless customers, however, may elect to purchase our BridgePay service, which would entitle them to an additional seven days of service. When service is suspended, the customer is generally not able to make or receive calls or access the internet via our Cricket Broadband service, as applicable. Calls attempted by suspended customers are directed to our customer service center in order to arrange payment. In order to re-establish Cricket Wireless or Cricket Broadband service, a customer must generally make all past-due payments. If new customers for our Cricket Wireless and Cricket Broadband service do not pay all amounts due on their bill for their second month of service within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which their service was discontinued. If Cricket Wireless or Cricket Broadband customers make payment on their bill for their second month of service and in a subsequent month do not pay all amounts due within 30 days of the due date, their account is disconnected and counted as churn. For Cricket Wireless customers who have elected to use BridgePay to receive an additional seven days of service, those customers must still pay all amounts otherwise due on their Cricket Wireless account within 30 days of the original due date or their account will also be disconnected and counted as churn. Pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Customers of our Cricket PAYGo service are generally disconnected from service and counted as churn if they have not replenished or “topped up” their account within 60 days after the end of their current term of service.

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

CPGA is selling and marketing costs (excluding applicable share-based compensation expense included in selling and marketing expense), and equipment subsidy (generally defined as cost of equipment less equipment revenue), less the net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition, divided by the total number of gross new customer additions during the period being measured. The net loss on equipment transactions unrelated to the initial customer acquisition includes the revenues and costs associated with the sale of wireless devices to existing customers as well as costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers). Commissions unrelated to the initial customer acquisition are commissions paid to third parties for certain activities related to the continuing service of customers. We deduct customers who do not pay their monthly bill for their second month of service from our gross customer additions, which tends to increase CPGA because we incur the costs associated with this customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless communications providers. Other companies may calculate this measure differently.

CCU is cost of service and general and administrative costs (excluding applicable share-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition (which includes the gain or loss on the sale of devices to existing customers, costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers) and commissions paid to third parties for certain activities related to the continuing service of customers), divided by the weighted-average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.

Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay their monthly bill for their second month of service are deducted from our gross customer additions in the month in which they are disconnected; as a result, these customers are not included in churn. Customers of our Cricket Wireless and Cricket Broadband service are generally disconnected from service approximately 30 days after failing to pay a monthly bill, and pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Customers of our Cricket PAYGo service are generally disconnected from service if they have not replenished or “topped up” their account within 60 days after the end of their current term of service. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

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

The following table shows metric information for the three months ended June 30, 2010 and 2009 (in thousands, except ARPU, CPGA, CCU and Churn):

	Three Months Ended
	June 30,
	2010	2009

ARPU	$37.61	$40.73
CPGA	$215	$201
CCU	$17.51	$18.42
Churn	5.0%	4.4%
Adjusted OIBDA	$172,020	$137,847

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended
	June 30,
	2010	2009

Selling and marketing expense	$96,449	$96,688
Less share-based compensation expense included in selling and marketing expense	(1,831)	(1,466)
Plus cost of equipment	111,041	127,775
Less equipment revenue	(36,542)	(55,823)
Less net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition	(22,025)	(8,392)

Total costs used in the calculation of CPGA	$147,092	$158,782
Gross customer additions	683,315	790,933

CPGA	$215	$201

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	June 30,
	2010	2009

Cost of service	$175,803	$154,567
Plus general and administrative expense	88,944	90,938
Less share-based compensation expense included in cost of service and general and administrative expense	(8,885)	(8,941)
Plus net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition	22,025	8,392

Total costs used in the calculation of CCU	$277,887	$244,956
Weighted-average number of customers	5,290,825	4,432,381

CCU	$17.51	$18.42

Adjusted OIBDA — The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (in thousands):

	Three Months Ended
	June 30,
	2010	2009

Operating income	$49,167	$26,265
Plus depreciation and amortization	110,649	99,621

OIBDA	$159,816	$125,886
Less (gain) loss on sale or disposal of assets	1,488	1,554
Plus share-based compensation expense	10,716	10,407

Adjusted OIBDA	$172,020	$137,847

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $550.2 million in unrestricted cash, cash equivalents and short-term investments as of June 30, 2010. We generated $204.4 million of net cash from operating activities during the six months ended June 30, 2010, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. From time to time, we may generate additional liquidity through future capital markets transactions.

We believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts. These current business expansion efforts, which are described below, include activities to broaden our product portfolio and distribution channels and to enhance our network coverage and capacity.

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

Our current business expansion efforts include activities to broaden our product portfolio and distribution channels and to enhance our network coverage and capacity. We have introduced two additional product offerings, Cricket Broadband and Cricket PAYGo, in all of our and our consolidated joint ventures’ markets to complement our Cricket Wireless service and began distributing Cricket Broadband and daily and monthly pay-as-you-go versions of our Cricket PAYGo product through national mass-market retailers. In addition, we recently entered into a wholesale agreement to permit us to offer Cricket wireless services outside of our current network footprint and a roaming agreement to provide our customers with nationwide data service. In addition to the broadening of our product portfolio and distribution channels, we continue to enhance our network coverage and capacity in many of our existing markets. We also currently plan to deploy next-generation LTE network technology over the longer term.

Our business operations and expansion efforts have historically required significant expenditures. Our operating expenses for the year ended December 31, 2009 and for the six months ended June 30, 2010 were $2,351.6 million and $1,230.3 million, respectively.

In addition, we made approximately $699.5 million and $195.4 million in capital expenditures, including related capitalized interest costs, during the year ended December 31, 2009 and the six months ended June 30, 2010, respectively, primarily to support the build-out and launch of new markets, the expansion and improvement of our existing wireless networks and other planned capital projects. Capital expenditures for fiscal year 2010, however, are expected to be significantly less than our capital expenditures for fiscal years 2008 and 2009 and are primarily expected to reflect expenditures required to support the ongoing growth and development of markets in commercial operation and other internal capital projects. As described above, we believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts.

In addition to our current business expansion efforts, we may pursue other activities to build our business. Future business expansion efforts could include the launch of new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of Cricket services in additional markets, entering into partnerships with others, the acquisition of other wireless communications companies or complementary businesses or the purchase of all or a portion of the remaining membership interests in our joint ventures, including LCW Wireless and Denali. We do not intend to pursue any of these other business expansion activities at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business expansion efforts and any such other activities.

As of June 30, 2010, we had $2,750 million in senior indebtedness outstanding, which comprised $1,100 million of 9.375% unsecured senior notes due 2014, $250 million of 4.5% convertible senior notes due 2014, $300 million of 10.0% unsecured senior notes due 2015 and $1,100 million of 7.75% senior secured notes due 2016, as more fully described below. The indentures governing Cricket’s secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness beyond specified thresholds.

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

Cash Flows

Operating Activities

Net cash provided by operating activities increased $60.6 million, or 42.2%, for the six months ended June 30, 2010 compared to the corresponding period of the prior year. This increase was primarily attributable to increased operating income and changes in working capital.

Investing Activities

Net cash used in investing activities was $74.8 million during the six months ended June 30, 2010, which included the effects of the following transactions:

•	During the six months ended June 30, 2010, we and our consolidated joint ventures purchased $195.4 million of property and equipment for the ongoing growth and development of markets in commercial operation and other internal capital projects.

•	During the six months ended June 30, 2010, we made investment purchases of $301.4 million, offset by sales or maturities of investments of $427.3 million.

Financing Activities

Net cash used in financing activities was $25.0 million during the six months ended June 30, 2010, primarily reflecting the effects of the $21.0 million we paid to acquire an additional 23.9% membership interest in LCW Wireless.

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium we received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At June 30, 2010, the effective interest rate on the $350 million of senior notes was 9.02%, which includes the effect of the premium amortization.

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

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2010, the effective interest rate on the notes was 8.02%, which includes the effect of the discount accretion.

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

LCW Operations Senior Secured Credit Agreement

LCW Operations has a senior secured credit agreement, as amended, consisting of two term loans with an aggregate outstanding principal amount of approximately $14.1 million as of June 30, 2010. The loans bear interest at LIBOR plus the applicable margin (ranging from 2.70% to 6.33%). At June 30, 2010, the effective interest rate on the term loans was 5.32%. Outstanding borrowings under the senior secured credit agreement are due in quarterly installments of $2 million with an aggregate final payment of approximately $10 million due in March 2011. LCW Wireless’ working capital needs and debt service requirements are expected to be met through cash generated from its operations.

The obligations under the senior secured credit agreement are guaranteed by LCW Wireless and LCW License (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. The obligations under the senior secured credit agreement are secured by substantially all of the present and future assets of LCW Wireless and its subsidiaries. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt or sell assets. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, or EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of June 30, 2010.

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

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the guidance for fair value measurements. Assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 and assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models and indicative bids from potential purchasers for which the determination of fair value requires judgment and estimation. As of June 30, 2010, none of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability. We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

During the six months ended June 30, 2010, we made approximately $195.4 million in capital expenditures. These capital expenditures were primarily for the ongoing growth and development of markets in commercial operation and other internal capital projects.

Total capital expenditures for fiscal year 2010 are expected to be significantly less than our capital expenditures for fiscal years 2008 and 2009. Capital expenditures for fiscal year 2010 are primarily expected to reflect expenditures required to support the ongoing growth and development of markets in commercial operation and other internal capital projects.

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

The operations of the joint venture will be funded primarily from cash generated from operations of the joint venture. In addition to quarterly distributions for taxes, the joint venture will make cash distributions to its members on a pro rata basis at such times and in such amounts as we, as sole manager, may determine. In addition, in the event of a partial closing of a Pocket put or mandatory buyout, the joint venture will be required to make quarterly distributions to its members on a pro rata basis thereafter in an amount that would result in Pocket receiving the lesser of the balance of the purchase price for the sale to us of Pocket’s membership interests in the joint venture and Pocket’s pro rata share of the joint venture’s excess cash. In the event that Pocket so receives the balance of the purchase price, then Pocket’s remaining membership interests in the joint venture will be automatically cancelled. At the closing, the joint venture will also enter into a loan and security agreement with Pocket pursuant to which, commencing eighteen months after the closing, the joint venture will make quarterly loans to Pocket in an aggregate principal amount of up to $30 million (or, if lesser, the then-applicable purchase price (whether or not a put, call or mandatory buyout has been triggered) or the joint venture’s excess cash). Such loans will bear interest at 8% per annum (compounded annually), and will mature on the tenth anniversary of the closing date. We will have the right to set off all outstanding principal and interest under this loan facility against the payment of the purchase price in the event of a put, call or mandatory buyout. The FCC issued its approval of the transaction in July 2010; however, the closing of the transaction remains subject to customary closing conditions.

On March 30, 2010, Cricket acquired an additional 23.9% membership interest in LCW Wireless from CSM, following CSM’s exercise of its option to sell its interest in LCW Wireless to Cricket for $21.0 million, which increased Cricket’s non-controlling interest in LCW Wireless to 94.6%.

Wholesale Arrangement

On August 2, 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel. Pursuant to the agreement, we are entitled to purchase and resell prepaid wireless services from Sprint.

The initial term of the wholesale agreement is until December 31, 2015, and the agreement renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, we will pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. We have agreed to provide Sprint with a minimum of $300 million of aggregate revenue over the initial five-year term of the agreement (against which we can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $25 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in each of 2012, 2013 and 2014, and a minimum of $50 million of revenue to be provided in 2015. Any revenue provided by us in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year.

In the event Leap is involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc.), either Sprint or we (or our successor in interest) may terminate the agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, beginning at 40% for any such agreement entered into in or before 2011, 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

In the event that Leap is involved in a change-of-control transaction with MetroPCS Communications, Inc. during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum revenue commitment to $350 million, taking into account any revenue we contribute prior to the date thereof.

In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint’s successor-in-interest.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2010, less than 1% of our indebtedness accrued interest at a variable rate, which comprised $14.1 million in outstanding term loans under LCW Operations’ senior secured credit facility. Our senior secured, senior and convertible senior notes all bear interest at a fixed rate. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations.

Our investment portfolio consists of highly liquid, fixed-income investments with contractual maturities of less than one year. The fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. Accordingly, we believe that a sharp change in interest rates would not have a material effect on our investment portfolio.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2010, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Litigation

Freedom Wireless

On July 23, 2010, we and Freedom Wireless, Inc., or Freedom Wireless, agreed to dismiss an action between us with prejudice and entered into a license agreement covering the patents at issue in the matter. We were sued by Freedom Wireless on December 10, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that our Cricket unlimited voice service, in addition to our Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, we and Freedom Wireless entered into an agreement to settle the lawsuit and agreed to enter into a license agreement to provide Freedom Wireless with royalties on certain of our products and services.

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

Digital Technology Licensing

On April 21, 2009, we and certain other wireless carriers (including Hargray Wireless LLC, or Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC, or DTL, in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that we and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that we and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. On January 5, 2010, this matter was stayed, pending final resolution of another case that DTL brought against another wireless provider in which it alleged infringement of the patent that is at issue in our matter. That other case has been settled and dismissed but the stay in our matter has not been lifted.

DownUnder Wireless

On May 18, 2010, a matter brought against us by DownUnder Wireless, LLC, or DownUnder, was dismissed without prejudice. We and a number of other parties were sued by DownUnder on November 29, 2009, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 6,741,215 entitled “Inverted Safety Antenna for Personal Communications Devices.” DownUnder alleged that we use, sell, and offer to sell wireless communication devices, including PCD, Cal-Comp, and Motorola devices, comprising a housing, a microphone, a speaker earpiece, user interface mounted in an upright orientation on the communication device, and a transmitting antenna, where the transmitting antenna is mounted in a lower portion of the housing, and further the housing defines an obtuse angle between the top of the upper housing portion and the bottom of the lower housing portion of the devices, and that such acts constitute direct and indirect infringement of DownUnder’s patent. DownUnder alleged that our infringement was willful, and the complaint sought a permanent injunction against further infringement, unspecified damages (including enhanced damages), and attorneys’ fees. We and certain other defendants had filed a motion on April 29, 2010 to sever the claims against us and dismiss the matter or, in the alternative, to stay the litigation.

Securities and Derivative Litigation

Leap is a nominal defendant in two shareholder derivative suits and a consolidated securities class action lawsuit. As indicated further below, we have received preliminary court approval of settlements reached in these matters.

The two shareholder derivative suits purport to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action asserted, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that we were restating certain of our financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS Communications, Inc. and claims alleging illegal insider trading by certain of the individual defendants. Leap and the individual defendants filed motions to dismiss the federal action, and on September 29, 2009, the district court granted Leap’s motion to dismiss the derivative complaint for failure to plead that a presuit demand on Leap’s board was excused.

The parties in the federal action executed a stipulation of settlement dated May 14, 2010 which would resolve both of the derivative suits. The settlement is subject to final court approval, among other conditions. On June 21, 2010, the district court preliminarily approved the settlement, and a final fairness hearing has been scheduled for September 20, 2010. If approved, the settlement will result in a release of the alleged claims against the individual defendants and their related persons. The settlement is based upon our agreement to adopt and implement and/or continue to implement or observe various operational and corporate governance measures, and to fund, through our insurance carriers, an award of attorney’s fees to plaintiffs’ counsel. The individual defendants have denied liability and wrongdoing of any kind with respect to the claims made in the derivative suits and make no admission of any wrongdoing in connection with the proposed settlement.

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

The parties entered into a stipulation of settlement of the class action dated February 18, 2010, which settlement is subject to final court approval. The settlement provides for, among other things, dismissal of the lawsuits with prejudice, releases in favor of the defendants, and payment to the class of $13.75 million, which would include an award of attorneys’ fees to class plaintiffs’ counsel. On March 24, 2010, the court granted preliminary approval of the settlement and approved the notice to be distributed to the class members of the settlement. Following preliminary approval, the entire settlement amount was paid into an escrow account by the Company’s insurance carriers pursuant to the terms of the stipulation of settlement. The settlement fairness hearing is scheduled for October 4, 2010.

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

There have been no material changes to the Risk Factors described under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010, as amended and supplemented by the Risk Factors described under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed with the SEC on May 10, 2010, other than:

•	changes to the risk factor below entitled “We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for Cricket Service,” which has been updated to reflect developments in the competitive landscape;

•	the addition of the risk factor “We May Not Realize the Expected Benefits from Our New Wholesale Arrangement”; and

•	changes to the risk factor below entitled “Declines in Our Operating or Financial Performance Could Result in an Impairment of Our Indefinite-Lived Assets, Including Goodwill,” which has been updated to reflect continued volatility in the trading price of Leap common stock.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $19.3 million and $84.7 million for the three and six months ended June 30, 2010, respectively, and net losses of $238.0 million, $143.4 million and $76.4 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our existing and newly launched markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, the successful expansion of our distribution channels and on customer acceptance of our Cricket product offerings. We have experienced increased expenses in connection with our launch of significant new business expansion efforts, including activities to broaden our product portfolio and distribution channels and to enhance our network coverage and capacity. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a negative effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, competition in the wireless telecommunications market, our pace of new market launches and varying national economic conditions. Our current business plans assume that we will continue to increase our customer base over time, providing us with increased economies of scale. In the second quarter of 2010, however, we experienced a net decrease in our total customers of 111,718. Our ability to continue to grow our customer base and achieve the customer penetration levels we currently believe are possible in our markets is subject to a number of risks, including, among other things, increased competition from existing or new competitors, higher than anticipated churn, our inability to increase our network capacity to meet increasing customer demand, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully expand our distribution channels, changes in the demographics of our markets, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for Cricket Service.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, voice-over-internet-protocol service providers, traditional landline service providers and cable companies. Some of these competitors are able to offer bundled service offerings which package wireless service offerings with additional service offerings, such as landline phone service, cable or satellite television, media and internet, that we are not able to duplicate.

Some of these competitors have greater name and brand recognition, larger spectrum holdings, larger footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features or options than those we currently provide, offer the latest and most popular devices through exclusive vendor arrangements, market to broader customer segments, or purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, our inability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer unlimited service offerings. Sprint Nextel also offers a competitively-priced unlimited service offering under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer competitively-priced service offerings. For example, Tracfone Wireless has introduced a wireless offering under its “Straight Talk” brand using Verizon’s wireless network. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These various service offerings described above have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

In addition to voice offerings, there are a number of mobile broadband services that compete with our Cricket Broadband service. AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer mobile broadband services. In addition, Clearwire Corporation has launched unlimited 4G wireless broadband service in a number of markets in which we offer Cricket Broadband, and Clearwire has announced plans to launch this service in additional markets. Best Buy also recently launched a mobile broadband product using Sprint’s wireless network. These various broadband service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of wireless voice and data services in each of our markets, as well as policies to increase the level of intermodal broadband competition. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of wireless licenses, which may increase the number of our competitors. More recently, the FCC announced in March 2010, as part of its National Broadband Plan, the goal of making 500 MHz of spectrum newly available for broadband use within the next 10 years, of which the FCC stated that 300 MHz should be made newly available for mobile use within five years. The FCC has also adopted policies to allow satellite operators to use portions of their spectrum for ancillary terrestrial use and recently made further changes intended to facilitate the terrestrial use of this spectrum for wireless voice and broadband services. Taking advantage of such developments, at least one new entrant, LightSquared, has announced plans to launch a new wholesale, nationwide 4G-LTE wireless broadband network integrated with satellite coverage to allow partners to offer terrestrial-only, satellite-only or integrated satellite-terrestrial services to their end users. The FCC has also permitted the offering of broadband services over power lines. The auction and licensing of new spectrum, the re-purposing of other spectrum or the pursuit of policies designed to encourage broadband adoption across wireline and wireless platforms may result in new or existing competitors acquiring additional capacity, which could allow them to offer services that we may not be able to offer cost-effectively, or at all, with the licenses we hold or to which we have access.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. In August 2009 and March 2010, we revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans, to eliminate certain fees we previously charged customers who changed their service plans and to include unlimited nationwide roaming and international long distance services in our service plans. These changes, which were made in response to the competitive and economic environment, resulted in lower average monthly revenue per customer. We have recently introduced a number of new initiatives to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, entering into a new wholesale and nationwide roaming agreement and announcing plans to introduce new “smartphones” and other handsets and devices. These initiatives, however, are significant undertakings, and we expect to incur additional expense in the near term as we implement these changes. In addition, there can be no assurance that any of these new initiatives will be successful. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

Continued market turbulence and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broad customer base. As a result, during general economic downturns, we may have greater difficulty in gaining new customers within this base for our services and existing customers may be more likely to terminate service due to an inability to pay. For example, high unemployment levels have recently impacted our customer base, especially the lower-income segment of our customer base, by decreasing their discretionary income, which has resulted in higher levels of churn. Continued recessionary conditions and tight credit conditions may also adversely impact our vendors and dealers, some of which have filed for or may be considering bankruptcy, or may experience cash flow or liquidity problems, any of which could adversely impact our ability to distribute, market or sell our products and services. For example, in 2009, Nortel Networks, which has provided a significant amount of our network infrastructure, sold substantially all of its network infrastructure business to Ericsson. Sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

If We Experience Low Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors in addition to the macro-economic factors described above, including the size of our calling areas, network performance and reliability issues, our device and service offerings, customer perceptions of our services, customer care quality and wireless number portability. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Managing these factors and customers’ expectations is essential in attracting and retaining customers. Although we have implemented programs to attract new customers and address customer turnover, we cannot assure you that these programs or our strategies to address customer acquisition and turnover will be successful. In addition, we and Denali Operations launched a significant number of new Cricket markets in 2008 and 2009. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, although we generally expect that churn will gradually improve as the average tenure of customers in such markets increases. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

The entities or persons that control these joint ventures or any other joint venture in which we may invest may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. For example, we are currently discussing with Denali Spectrum Manager, LLC, or DSM, differences between us regarding the performance and financial condition of the joint venture. The parties have entered into agreements to waive certain obligations of Denali License during 2010 and 2011 to pay a share of our corporate and regional overhead costs under the management services agreement between the parties and certain royalty fees for use of our trademarks. Differences between the parties, however, have continued. We and DSM have entered into discussions regarding our purchase of DSM’s interest in the joint venture, although these discussion may not ultimately be successful. Alternatively, as the controlling member of Denali, DSM could seek to terminate the management services agreement and/or trademark license between Denali and Cricket and obtain management services from a third party, or it could take other actions that we believe could negative impact Denali’s business. DSM could also attempt to sell or dispose of all or a portion of Denali’s wireless license or other assets, although we would have the right under agreements with Denali to consent to any such sale or disposal. Any transition to another party of the services we currently provide to Denali, any sale or disposal of all or a portion of Denali’s wireless license or other assets, or any other material operational or financial disruption to the joint venture could significantly disrupt its business, negatively impact its financial and operational performance and result in significant expenses for our business. As a result, any of these actions could have a material adverse effect on our financial condition and results of operations.

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

We May Be Unable to Obtain or Maintain the Roaming Services We Need From Other Carriers to Remain Competitive.

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services. Most of these roaming agreements cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners.

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

In light of the current FCC orders, if we were unexpectedly to lose the benefit of several key roaming agreements, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for our customers or may be unable to provide such services on a cost-effective basis. Any such inability to obtain replacement agreements on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

We May Not Realize the Expected Benefits from Our New Wholesale Arrangement.

As discussed in “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report, on August 2, 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel pursuant to which we are entitled to purchase and resell prepaid wireless services. We have agreed, among other things, to provide a minimum of $300 million of revenue under the agreement over its initial five-year term.

We entered into this new wholesale agreement to enable us to offer enhanced products and service plans and to strengthen and improve our distribution. However, there are risks and uncertainties that could impact our ability to realize the expected benefits from this arrangement. Customers may not accept our products and service offerings at the levels we expect and our plans to increase our retail distribution channels may not result in additional customers or increased revenues. We cannot guarantee that we will be able to generate sufficient revenue to satisfy the annual and aggregate minimum revenue commitments or that prices for wireless services will not decline to levels below what we have negotiated to pay under the wholesale agreement. Our inability to attract new wireless customers and increase our distribution could materially limit our ability to derive benefits from this new agreement, which could materially adversely affect our business, financial condition and results of operations.

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

As a result of these events, we became subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. In addition, two shareholder derivative actions are currently pending, and we are party to a consolidated securities class action lawsuit. As described in “Part II — Item 1. Legal Proceedings” of this report, we have received preliminary court approval of settlements reached in these matters. However, if these matters do not ultimately settle on terms we consider reasonable, we could be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

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

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers unlimited wireless services for a flat rate without requiring them to enter into a fixed-term contract or pass a credit check. We provide voice and data services through our own Cricket network footprint and through voice roaming agreements that we have entered into with other carriers. In addition, we recently entered into a wholesale agreement to permit us to offer Cricket wireless services outside of our current network footprint and a roaming agreement to provide our customers with nationwide data service. Our strategy of offering unlimited wireless services may not prove to be successful in the long term. From time to time, we also evaluate our product and service offerings and the demands of our target customers and may modify, change, adjust or discontinue our product and service offerings or offer new products and services on a permanent, trial or promotional basis. We cannot assure you that these product or service offerings will be successful or prove to be profitable.

We Expect to Incur Higher Operating Expenses in Recently Launched Markets, and We Could Incur Substantial Costs if We Were to Elect to Build Out Additional New Markets.

During 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. Our strategic objectives depend on our ability to successfully and cost-effectively operate these recently launched markets as well as our more mature markets and on customer acceptance of our Cricket product and service offerings. We generally expect to incur higher operating expenses as our existing business grows and during the first year after we launch service in new markets. If we fail to achieve consistent profitability in these markets, that failure could have a material adverse effect on our business, financial condition and results of operations.

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

If We Are Unable to Manage Our Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our existing and new markets. During 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. The management of our growth requires, among other things, continued development of our financial controls, budgeting and forecasting processes and information management systems, stringent control of costs, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. Furthermore, the implementation of new or expanded systems or platforms to accommodate our growth, and the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage our expected growth and development, to effectively manage launched markets, to enhance our processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

In addition, our rapid growth and launch of new markets requires continued management and control of our device inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, including shortages we experienced during the second quarter of 2009 and again in the second quarter of 2010. While we have recently implemented a new inventory management system and have undertaken other efforts to address inventory forecasting, there can be no assurance that we will not experience inventory shortages in the future. We plan to introduce a significant number of new handsets and devices beginning in August 2010, including “smartphones”. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

In addition to growing to our business through the operation of our existing and new markets, we may also expand our business by entering into partnerships with others or acquiring other wireless communications companies or complementary businesses. For example, we recently entered into an asset purchase and contribution agreement with various entities doing business as Pocket Communications pursuant to which the parties agreed to contribute substantially all of their wireless spectrum and operating assets in South Texas to a joint venture that we will control. The FCC issued its approval of the transaction in July 2010; however, the closing of the transaction is subject to customary closing conditions. Entering into partnerships or acquiring other companies or businesses may create numerous possible risks and uncertainties, including unanticipated costs, expenses and liabilities, possible difficulties associated with the integration of the parties’ various operations and the potential diversion of management’s time and attention from our existing operations. Our failure to effectively manage and integrate new partnerships that we may enter into or companies or businesses that we could acquire could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of June 30, 2010, our total outstanding indebtedness was $2,740 million, including $1,100 million of senior secured notes due 2016 and $1,650 million in unsecured senior indebtedness, which comprised $1,100 million of senior notes due 2014, $250 million of convertible senior notes due 2014 and $300 million of senior notes due 2015.

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

Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any significant capital expenditures or increased operating expenses associated with the launch of new product or service offerings or operating markets will decrease OIBDA and free cash flow for the periods in which we incur such costs, increasing the risk that we may not be able to service our indebtedness.

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

We have substantial federal and state NOLs for income tax purposes. Under the Internal Revenue Code, subject to certain requirements, we may “carry forward” our federal NOLs for up to a 20-year period to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. At June 30, 2010, we estimated that we had federal NOL carryforwards of approximately $1.7 billion (which begin to expire in 2022), and state NOL carryforwards of approximately $1.7 billion ($21.9 million of which will expire at the end of 2010). While these NOL carryforwards have a potential value of approximately $647.9 million in cash tax savings, there is no assurance we will be able to realize such tax savings.

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

A Significant Portion of Our Assets Consists of Goodwill, Wireless Licenses and Other Intangible Assets.

As of June 30, 2010, 45.2% of our assets consisted of goodwill, wireless licenses and other intangible assets. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

Competitors have announced plans to provide competing wireless telecommunications service through the use of developing 4G technologies, such as WiMax and LTE. We are currently conducting technical trials of LTE network technology, and we currently plan to deploy LTE over the longer term. We cannot predict, however, which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products and services. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. For example, we have expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. In addition, we may be required to acquire additional spectrum to deploy these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis or at all. There are also risks that current or future versions of the wireless technologies and evolutionary path that we have selected or may select may not be demanded by customers or provide the advantages that we expect. If such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that widespread demand for advanced data services will develop at a price level that will allow us to earn a reasonable return on our investment. In addition, there are risks that other wireless carriers on whose networks our customers currently roam may change their technology to other technologies that are incompatible with ours. As a result, the ability of our customers to roam on such carriers’ wireless networks could be adversely affected. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected. Further, we may not be able to negotiate cost-effective data roaming agreements on 4G or other data networks, and we are not able to assure you that customer devices that operate on 4G or other data networks will be available at costs that will make them attractive to customers.

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

We have experienced higher than normal employee turnover in the past, including turnover of individuals at the most senior management levels. In addition, our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. The loss of key individuals in the future may have a material adverse impact on our ability to effectively manage and operate our business. In addition, we may have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance.

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

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors, service providers or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply or provide services to us in the future, our business could be severely disrupted. Generally, there are multiple sources for the types of products and services we purchase or use. We generally rely on one key vendor for billing services, a limited number of vendors for device logistics, a limited number of vendors for voice and data communications transport services and a limited number of vendors for payment processing services. In December 2008 we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. Because of the costs and time lags that can be associated with transitioning from one supplier or service provider to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers or service providers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

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

We Are Upgrading a Number of Significant Business Systems, including Our Customer Billing System, and Any Unanticipated Difficulties, Delays or Interruptions with the Transition Could Negatively Impact Our Business.

We are upgrading a number of our significant, internal business systems, including our customer billing system. In December 2008, we entered into a long-term, exclusive services agreement with Convergys for the implementation and ongoing management of the new billing system. To help facilitate the transition of customer billing from our previous vendor, VeriSign, Inc., to Convergys, we acquired VeriSign’s billing system software and simultaneously entered into a transition services agreement to enable Convergys to provide us with billing services using the VeriSign software we acquired until the conversion to the new system is complete. In addition to the new billing system, we recently completed the implementation of a new inventory management system and new point-of-sale system.

We cannot assure you that we will not experience difficulties, delays or interruptions in connection with our transition to these new systems. At times during the transition of our billing system, we will be limited in our ability to modify our current product and service offerings or to offer new products and services. In addition, the transition of these systems may not progress according to our current schedule and could suffer cost overruns. Significant unexpected difficulties in transitioning our billing, inventory, point-of-sale or other systems could materially impact our ability to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

We also are subject, or potentially subject, to numerous additional rules and requirements, including universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings exploring the imposition of various types of nondiscrimination, open access and broadband management obligations on our devices and networks; the prohibition of device exclusivity; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; and the effects of the siting of communications towers on migratory birds, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements generally are the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

In addition, certain states in which we provide service are considering legislation that would require companies selling prepaid wireless services to verify a customer’s identity using government identification. Although we request identification from new customers, we currently do not require them to provide identification in order to initiate service with us, and such a requirement could adversely impact our ability to attract new customers for our services.

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

Cricket Wireless customers generally use their handsets for voice calls for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Our Cricket Wireless service plans bundle certain features, long distance and unlimited service for a fixed monthly fee to more effectively compete with other telecommunications providers. We also offer Cricket Broadband, our unlimited mobile broadband service, and Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service. We provide voice and data services through our own Cricket network footprint and through voice roaming agreements that we have entered into with other carriers. In addition, we recently entered into a wholesale agreement to permit us to offer Cricket wireless services outside of our current network footprint and a roaming agreement to provide our customers with nationwide data service.

If customers exceed expected usage for our voice or mobile broadband services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage of voice and mobile broadband services, and we consistently assess and seek to implement technological improvements to increase the efficiency of our wireless spectrum. We plan to introduce new handsets and devices beginning in August 2010, including “smartphones” which will likely use greater amounts of network capacity. We currently manage our network and users of our Cricket Broadband service by limiting throughput speeds if their usage adversely impacts our network or service levels or if usage exceeds certain thresholds. However, if future wireless use by Cricket customers exceeds the capacity of our network, service quality may suffer. In addition, our roaming or wholesale costs may be higher than we anticipate. Depending on the extent of customers’ use of our network or the roaming or wholesale services we provide, we may be forced to raise the price of our voice or mobile broadband services to reduce volume, further limit data quantities or speeds, otherwise limit the number of new customers, acquire additional spectrum, or incur substantial capital expenditures to improve network capacity or quality.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed rate, our customers’ average minutes of use per month is substantially above U.S. averages. In addition, customer usage of our Cricket Broadband service has been significant. We intend to meet demand for our wireless services by utilizing spectrally efficient technologies or by entering into roaming or partnering agreements with other carriers. Despite our recent spectrum purchases, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. For example, Denali Operations currently operates on 10 MHz of spectrum in its Chicago market. In the future, we may be required to acquire additional spectrum in this and other of our markets to satisfy increasing demand (especially for data services) or to deploy new technologies, such as LTE. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or that additional spectrum would be made available by the FCC on a timely basis. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, that may make it less attractive or economical for us. If such additional spectrum is not available to us when required on reasonable terms or at a reasonable cost, our business, financial condition and results of operations could be materially adversely affected.

Our Wireless Licenses are Subject to Renewal and May Be Revoked in the Event that We Violate Applicable Laws.

Our existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted, which renewal period commenced for some of our Personal Communications Services, or PCS, wireless licenses in 2006. The FCC will award renewal expectancy to a wireless licensee that timely files a renewal application, has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. Historically, the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. In addition, if we fail to timely file to renew any wireless license, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. The FCC recently initiated a rulemaking proceeding to re-evaluate, among other things, its wireless license renewal showings and standards and may promulgate changes or additional substantial requirements or conditions to its renewal rules. We cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, results of operations and financial condition.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of June 30, 2010, the carrying value of our wireless licenses and those of Denali License Sub and LCW License was approximately $1.9 billion. During the years ended December 31, 2009, 2008 and 2007, we recorded impairment charges of $0.6 million, $0.2 million and $1.0 million, respectively.

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

We also assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted during the third quarter of each year by first comparing the book value of our net assets to our fair value. In connection with the annual test in 2009, we based our determination of fair value primarily upon our average market capitalization for the month of August, plus a control premium. Average market capitalization was calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month.

General economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. The closing price of Leap common stock was $12.98 on June 30, 2010 and Leap’s market capitalization was below our book value as of such date. Since June 30, 2010, the closing price of Leap common stock has ranged from a high of $13.45 per share to a low of $9.92 per share on August 4, 2010. If the price of Leap common stock continues to trade at or near current levels, we will likely recognize a material non-cash impairment charge in the third quarter of 2010 equal to the $430.1 million carrying value of our goodwill. Any significant impairment charge would have a material adverse effect on our financial results.

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

As of July 27, 2010, 78,334,810 shares of Leap common stock were issued and outstanding, and 5,914,650 additional shares of Leap common stock were reserved for issuance, including 4,426,033 shares reserved for issuance upon the exercise of outstanding stock options under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 713,254 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 250,375 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 74,525 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 450,463 shares available for future issuance under our Employee Stock Purchase Plan.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 20.9% of Leap common stock as of July 27, 2010. Moreover, our seven largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 64.8% of Leap common stock as of July 27, 2010. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 15,537,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 19.8% of Leap’s outstanding common stock as of July 27, 2010. In addition, in connection with our offering of 7,000,000 shares of Leap common stock in the second quarter of 2009, we agreed to register for resale any additional shares of common stock that these entities or their affiliates may acquire in the future. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

The following table contains information regarding shares of Leap common stock that were returned to us during the three months ended June 30, 2010 in satisfaction of tax withholding obligations that arose in connection with the vesting of certain restricted stock awards previously granted to employees pursuant to our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended.

Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value) of Shares
	Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	Per Share	Programs	the Plans or Programs

June 23, 2010	2,292	$14.31	—	—

Total Three Months Ended June 30, 2010	2,292		—	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

10.1*	Form of Executive Cash Retention Agreement.
10.2*	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Performance-Vesting Shares for Executives).
10.3*	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Director Per-Meeting Fees).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):(i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date: August 6, 2010

By:	/s/ Walter Z. Berger
Walter Z. Berger
Executive Vice President and Chief Financial Officer