Form 10-Q
period 2010-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2010-11-03
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34865

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

The number of shares outstanding of the registrant’s common stock on October 27, 2010 was 78,292,882.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2010

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67
Item 4.	Controls and Procedures	68

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	69
Item 1A.	Risk Factors	71
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94
Item 3.	Defaults Upon Senior Securities	94
Item 5.	Other Information	94
Item 6.	Exhibits	95
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Cash and cash equivalents	$308,295	$174,999
Short-term investments	256,303	389,154
Restricted cash, cash equivalents and short-term investments	3,503	3,866
Inventories	77,794	107,912
Deferred charges	40,344	38,872
Other current assets	83,030	73,204

Total current assets	769,269	788,007
Property and equipment, net	2,014,605	2,121,094
Wireless licenses	1,920,006	1,921,973
Assets held for sale	4,002	2,381
Goodwill (Note 2)	—	430,101
Intangible assets, net	21,359	24,535
Other assets	82,187	83,630

Total assets	$4,811,428	$5,371,721

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$302,495	$310,386
Current maturities of long-term debt	12,096	8,000
Other current liabilities	235,846	196,647

Total current liabilities	550,437	515,033
Long-term debt	2,726,909	2,735,318
Deferred tax liabilities	276,369	259,512
Other long-term liabilities	112,692	99,696

Total liabilities	3,666,407	3,609,559

Redeemable non-controlling interests	51,236	71,632

Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares, $.0001 par value; 78,300,585 and 77,524,040 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	8	8
Additional paid-in capital	2,171,233	2,148,194
Accumulated deficit	(1,076,756)	(458,685)
Accumulated other comprehensive income (loss)	(700)	1,013

Total stockholders’ equity	1,093,785	1,690,530

Total liabilities and stockholders’ equity	$4,811,428	$5,371,721

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Service revenues	$565,237	$541,268	$1,747,058	$1,596,858
Equipment revenues	37,478	58,200	143,152	187,005

Total revenues	602,715	599,468	1,890,210	1,783,863

Operating expenses:
Cost of service (exclusive of items shown separately below)	180,043	156,707	521,780	455,618
Cost of equipment	120,273	133,502	399,367	419,073
Selling and marketing	98,942	111,702	307,275	311,913
General and administrative	89,202	87,077	270,402	274,192
Depreciation and amortization	114,055	107,876	333,950	297,230
Impairment of assets (Note 2)	477,327	639	477,327	639

Total operating expenses	1,079,842	597,503	2,310,101	1,758,665
Gain (loss) on sale or disposal of assets	(923)	(591)	(3,864)	1,436

Operating income (loss)	(478,050)	1,374	(423,755)	26,634
Equity in net income (loss) of investees, net	(316)	996	1,142	2,990
Interest income	212	727	934	2,314
Interest expense	(60,471)	(59,129)	(181,062)	(150,040)
Other income (expense), net	135	(17)	3,207	(126)
Loss on extinguishment of debt	—	—	—	(26,310)

Loss before income taxes	(538,490)	(56,049)	(599,534)	(144,538)
Income tax benefit (expense)	5,154	(9,358)	(18,537)	(29,412)

Net loss	(533,336)	(65,407)	(618,071)	(173,950)
Accretion of redeemable non-controlling interests, net of tax	(2,947)	834	(4,484)	(3,670)

Net loss attributable to common stockholders	$(536,283)	$(64,573)	$(622,555)	$(177,620)

Loss per share attributable to common stockholders:
Basic	$(7.06)	$(0.85)	$(8.21)	$(2.49)

Diluted	$(7.06)	$(0.85)	$(8.21)	$(2.49)

Shares used in per share calculations:
Basic	75,965	75,598	75,869	71,469

Diluted	75,965	75,598	75,869	71,469

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Operating activities:
Net cash provided by operating activities	$326,254	$194,825

Investing activities:
Purchases of property and equipment	(298,927)	(577,542)
Change in prepayments for purchases of property and equipment	57	5,377
Purchases of wireless licenses and spectrum clearing costs	(2,969)	(34,311)
Proceeds from sale of wireless licenses and operating assets	—	2,965
Purchases of investments	(481,435)	(640,193)
Sales and maturities of investments	621,449	487,270
Purchase of membership units of equity investment	(967)	—
Change in restricted cash	811	706

Net cash used in investing activities	(161,981)	(755,728)

Financing activities:
Proceeds from issuance of long-term debt	—	1,057,474
Repayment of long-term debt	(6,000)	(880,904)
Payment of debt issuance costs	—	(15,094)
Purchase of non-controlling interest	(24,161)	—
Proceeds from issuance of common stock, net	660	265,907
Other	(1,476)	(1,227)

Net cash provided by (used in) financing activities	(30,977)	426,156

Net increase (decrease) in cash and cash equivalents	133,296	(134,747)
Cash and cash equivalents at beginning of period	174,999	357,708

Cash and cash equivalents at end of period	$308,295	$222,961

Supplementary disclosure of cash flow information:
Cash paid for interest	$136,477	$133,379
Cash paid for income taxes	$3,022	$2,490
Non-cash investing and financing activities:
Contribution of wireless licenses in exchange for an equity interest	$2,381	$—

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries, is a wireless communications carrier that offers digital wireless services in the United States under the “Cricket®” brand. Cricket service offerings provide customers with unlimited wireless services for a flat rate without requiring a fixed-term contract or a credit check. The Company’s primary service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than interest income and through dividends, if any, from its subsidiaries. Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Leap. Cricket service is also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”); in the upper Midwest by Denali Spectrum Operations, LLC (“Denali Operations”); and, commencing October 1, 2010, in South Texas by STX Wireless Operations, LLC (“STX Operations”).

Cricket owns an indirect 100% interest in LCW Operations through its 100% interest in LCW Wireless, LLC (“LCW Wireless”). Cricket acquired the remaining 5.4% of the membership interests of LCW Wireless on August 25, 2010, resulting in LCW Wireless and its subsidiaries becoming wholly owned subsidiaries of Cricket.

Cricket owns an indirect 82.5% non-controlling interest in Denali Operations through an 82.5% non-controlling interest in Denali Spectrum, LLC (“Denali”). Denali was structured to qualify as a designated entity under Federal Communications Commission (“FCC”) regulations. On September 21, 2010, Cricket entered into an agreement with Denali Spectrum Manager, LLC (“DSM”) to purchase DSM’s 17.5% controlling interest in Denali. Upon the closing of the transaction, Denali and its subsidiaries will become wholly owned subsidiaries of Cricket. In addition, on September 21, 2010, Denali entered into an agreement to contribute all of its spectrum outside its Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island Wireless, LLC (“Savary Island”), a newly formed venture, in exchange for an 85% non-controlling interest. Denali will retain spectrum and assets relating to its Chicago and Southern Wisconsin operating markets. The closings of both transactions are subject to customary closing conditions, including the approval of the FCC, and the closing of Cricket’s acquisition of DSM’s controlling interest in Denali is subject to the prior closing of the Savary Island transaction.

Cricket owns an indirect 75.75% controlling interest in STX Operations through a 75.75% interest in STX Wireless, LLC (“STX Wireless”). STX Wireless is a joint venture created by Cricket and various entities doing business as Pocket Communications (“Pocket”) to provide Cricket service in the South Texas region. On October 1, 2010, the Company and Pocket contributed substantially all of their respective wireless spectrum and operating assets in the South Texas region to the venture, with Cricket receiving a 75.75% controlling interest and Pocket receiving a 24.25% non-controlling interest. Commencing October 1, 2010, STX Wireless began providing Cricket wireless service in South Texas with a network footprint covering 4.4 million potential customers (“POPs”).

For more information regarding the transactions described above, see “Note 7. Significant Acquisitions, Dispositions and Other Agreements.”

Leap, Cricket and their subsidiaries and consolidated joint ventures, including LCW Wireless, Denali and STX Wireless, are collectively referred to herein as the “Company.”

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

The condensed consolidated financial statements include the operating results and financial position of Leap and its wholly owned subsidiaries as well as the operating results and financial position of LCW Wireless and Denali and their wholly owned subsidiaries. Prior to August 2010, the Company consolidated its non-controlling interest in LCW Wireless and its wholly owned subsidiaries in accordance with the authoritative guidance for the consolidation of variable interest entities. The Company acquired the remaining interests in LCW Wireless in August 2010. The Company consolidates its non-controlling interest in Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because Denali is a variable interest entity and the Company has entered into an agreement with Denali’s other member which establishes a specified, minimum purchase price in the event that it offered or elected to sell its membership interest to the Company. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three and nine months ended September 30, 2010, all of the Company’s revenues and long-lived assets related to operations in the United States.

Revenues

The Company’s business revenues principally arise from the sale of wireless services, devices (handsets and broadband modems) and accessories. Wireless services are provided primarily on a month-to-month basis. In general, the Company’s customers are required to pay for their service in advance. Because the Company does not require customers to sign fixed-term contracts or pass a credit check, its services are available to a broader customer base than many other wireless providers and, as a result, some of its customers may be more likely to have service terminated due to an inability to pay. Consequently, the Company has concluded that collectability of its revenues is not reasonably assured until payment has been received. Accordingly, service revenues are recognized only after services have been rendered and payment has been received.

In August 2010, the Company introduced new rate plans for all of its Cricket services, ceased separately charging for certain fees (such as activation, reactivation and regulatory fees) and telecommunications taxes and ceased offering a free month of service to new Cricket Wireless and Cricket Broadband customers when they purchase a new device and activate service. Prior to August 2010, when the Company activated service for a new customer, it typically sold that customer a device bundled with a period of free service. Under the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with service constitutes a multiple element arrangement. Under this guidance, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying the guidance to these transactions results in the Company recognizing the total consideration received, less amounts allocated to the wireless service period (generally the customer’s monthly rate plan), as equipment revenue.

Amounts allocated to equipment revenues, and related costs from the sale of devices, are recognized when service is activated by new customers. Revenues and related costs from the sale of accessories and upgrades for existing customers are recognized at the point of sale. The costs of devices and accessories sold are recorded in cost of equipment. In addition to devices that the Company sells directly to its customers at Cricket-owned stores, the Company sells devices to third-party dealers, including mass-merchant retailers. These dealers then sell the devices to the ultimate Cricket customer, similar to the sale made at a Cricket-owned store. Sales of devices to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions and commissions ultimately available to such dealers is not reliably estimable until the devices are sold by such dealers to customers. Thus, revenues from devices sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the devices are recorded as deferred charges upon shipment by the Company. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

Through a third-party provider, the Company’s customers may elect to participate in an extended-warranty program for devices they purchase. The Company recognizes revenue on replacement devices sold to its customers under the program when the customer purchases the device.

Sales incentives offered to customers and commissions and sales incentives offered to the Company’s third-party dealers are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return devices and accessories based on time and/or usage, and customer returns of devices and accessories have historically been insignificant.

Amounts billed by the Company in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue since collectability of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to devices sold to third-party dealers.

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees, as well as sales, use and excise taxes that are billed and collected from its customers, net of amounts remitted to the governmental authorities, as service revenues in the condensed consolidated statements of operations.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the three and nine months ended September 30, 2010 the Company did not capitalize interest to property and equipment. During the three and nine months ended September 30, 2009, the Company capitalized interest of $1.3 million and $20.5 million, respectively, to property and equipment.

In accordance with the authoritative guidance for accounting for costs of computer software developed or obtained for internal use, certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. During the three and nine months ended September 30, 2010, the Company capitalized approximately $36.9 million and $85.6 million, respectively, to property and equipment, and amortized internal use software costs of $9.4 million and $23.1 million, respectively. During the three and nine months ended September 30, 2009, the Company capitalized internal use software costs of $23.3 million and $48.5 million, respectively, to property and equipment, and amortized internal use software costs of $5.3 million and $15.4 million, respectively.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of September 30, 2010 and December 31, 2009, there was no property or equipment classified as assets held for sale.

Wireless Licenses

The Company, LCW Wireless, Denali and STX Wireless operate networks under Personal Communications Services (“PCS”) and/or Advanced Wireless Services (“AWS”) wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects its subsidiaries and consolidated joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, the Company also tests its wireless licenses for impairment on an annual basis in accordance with the authoritative guidance for goodwill and other intangible assets. As of September 30, 2010 and December 31, 2009, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.9 billion. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of September 30, 2010 and December 31, 2009, wireless licenses with a carrying value of $4.0 million and $2.4 million were classified as assets held for sale, respectively, as more fully described in Note 7.

Portions of the AWS spectrum that the Company and Denali were awarded in Auction #66 were subject to use by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. In connection with the launch of new markets over the past two years, the Company and Denali worked with several incumbent government and commercial licensees to clear AWS spectrum. The Company’s and Denali’s spectrum clearing costs have been capitalized to wireless licenses as incurred. During the three and nine months ended September 30, 2010, the Company and Denali incurred approximately $1.1 million and $3.0 million, respectively, in spectrum clearing costs. During the three and nine months ended September 30, 2009, the Company and Denali incurred approximately $2.4 million and $7.1 million, respectively, in spectrum clearing costs.

Goodwill and Other Intangible Assets

Goodwill primarily represents the excess of the Company’s reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. In connection with its annual goodwill impairment test performed during the third quarter of 2010, the Company determined that the implied value of its goodwill was zero. As a result, the Company recorded an impairment charge totaling $430.1 million in the third quarter of 2010, reducing the carrying amount of goodwill to zero. See “Impairment of Indefinite-Lived Intangible Assets” below.

The change in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2010 is as follows (in thousands):

Nine Months Ended
September 30,
2010

Beginning balance, January 1	$430,101
Goodwill impairment charge	(430,101)

Ending balance, September 30	$—

The Company’s intangible assets consist of trademarks and customer relationships. The Company’s trademarks were recorded upon adoption of fresh-start reporting and are being amortized on a straight-line basis over their estimated useful lives of fourteen years. Customer relationships acquired in connection with the Company’s acquisition of Hargray Wireless, LLC (“Hargray Wireless”) in 2008 are amortized on an accelerated basis over a useful life of up to four years.

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

As a result of the sustained decrease in its market capitalization, and in conjunction with the annual assessment of its goodwill, the Company tested its long-lived assets for potential impairment during the third quarter of 2010. As the Company’s long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, the Company completed this assessment at the enterprise level. As required by the authoritative guidance for impairment testing, the Company compared its total estimated undiscounted future cash flows to the carrying value of its long-lived and indefinite-lived assets at September 30, 2010. Under this analysis, the Company’s total estimated undiscounted future cash flows were determined to have exceeded the total carrying value of the Company’s long-lived and indefinite-lived assets. If the Company’s total estimated undiscounted future cash flows calculated in this analysis were 10% less than those determined, they would continue to exceed the total carrying value of the Company’s long-lived and indefinite-lived assets. The Company estimated its future cash flows based on projections regarding its future operating performance, including projected customer growth, customer churn, average monthly revenue per customer and costs per gross additional customer. If the Company’s actual results were to materially differ from those projected, this failure could have a significant adverse effect on the Company’s estimated undiscounted future cash flows and could ultimately result in an impairment to its long-lived assets.

In connection with the analysis described above, the Company evaluated certain network design, site acquisition and capitalized interest costs relating to the expansion of its network which had been accumulated in construction-in-progress. In August 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel to permit the Company to offer Cricket wireless services outside its current network footprint using Sprint’s network. The Company believes that this agreement will allow it to strengthen and expand its distribution and will provide it greater flexibility with respect to its network expansion plans. As a result, the Company has determined to spend an increased portion of its planned capital expenditures on the deployment of next-generation LTE technology and to defer its previously planned network expansion activities. As a result of these developments, the costs previously accumulated in construction-in-progress were determined to be impaired and the Company recorded an impairment charge of $46.5 million during the third quarter of 2010.

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted during the third quarter of each year.

Wireless Licenses

The Company’s wireless licenses in its operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company’s operating markets. As of September 30, 2010, the carrying values of the Company’s operating and non-operating wireless licenses were $1,772.2 million and $147.8 million, respectively. An impairment loss is recognized on the Company’s operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on the Company’s non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations.

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

As more fully described above, the most significant assumption used to determine the fair value of the Company’s wireless licenses is comparable sales transactions. Other assumptions used in determining fair value include developments or changes in legal, regulatory and technical matters as well as demographic and economic factors. Changes in comparable sales prices would generally result in a corresponding change in fair value. For example, a 10% decline in comparable sales prices would generally result in a 10% decline in fair value. However, a decline in comparable sales would likely require further adjustment to fair value to capture more recent macro-economic changes and changes in the demographic and economic characteristics unique to the Company’s wireless licenses, such as population size, composition, growth rate and density, household and disposable income, and the extent of the wireless-centric workforce in the markets covered by the Company’s wireless licenses.

As of September 30, 2010, the aggregate fair value and carrying value of the Company’s individual operating wireless licenses were $2,518.2 million and $1,772.2 million, respectively. If the fair value of the Company’s operating wireless licenses had declined by 10% in such impairment test, the Company would not have recognized any impairment loss. As of September 30, 2010, the aggregate fair value and carrying value of the Company’s individual non-operating wireless licenses were $216.5 million and $147.8 million, respectively. If the fair value of the Company’s non-operating wireless licenses had declined by 10% as of September 30, 2010, it would have recognized an impairment loss of approximately $1.0 million.

As a result of the annual impairment test of wireless licenses, the Company recorded an impairment charge of $0.8 million during the three and nine months ended September 30, 2010 and an impairment charge of $0.6 million during the three and nine months ended September 30, 2009 to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. No impairment charges were recorded with respect to the Company’s operating wireless licenses as the aggregate fair values of these licenses exceeded their aggregate carrying value.

Goodwill

During the third quarter of each year, the Company assesses its goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the book value of the Company’s net assets to its fair value. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any.

In connection with this annual impairment test, the Company bases its determination of fair value primarily upon its average market capitalization for the month of August, plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. The Company considered the month of August to be an appropriate period over which to measure average market capitalization in 2010 because trading prices during that period reflected market reaction to the Company’s most recently announced financial and operating results, announced early in the month of August.

In conducting the annual impairment test during the third quarter of 2010, the Company applied a control premium of 30% to its average market capitalization. The Company believes that consideration of a control premium is customary in determining fair value and is contemplated by the applicable accounting guidance. The Company believes that its consideration of a control premium was appropriate because it believes that its market capitalization does not fully capture the fair value of its business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in the Company. The Company determined the amount of the control premium as part of its third quarter 2010 testing based upon its relevant transactional experience, a review of recent comparable telecommunications transactions and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving the Company could be higher or lower than the control premium the Company applied.

The carrying value of the Company’s goodwill was $430.1 million as of August 31, 2010. As of August 31, 2010, the book value of the Company’s net assets exceeded the Company’s fair value, determined based upon its average market capitalization during the month of August 2010 and applying an assumed control premium of 30%. As a result, the Company performed the second step of the assessment to measure the amount of any impairment.

Under step two of the assessment, the Company performed a hypothetical purchase price allocation as if the Company were being acquired in a business combination and estimated the fair value of the Company’s identifiable assets and liabilities. This determination required the Company to make significant estimates and assumptions regarding the fair value of both its recorded and unrecorded assets and liabilities, such as its customer relationships, wireless licenses and property and equipment. This step of the assessment indicated that the implied fair value of the Company’s goodwill was zero, as the fair value of the Company’s identifiable assets and liabilities as of August 31, 2010 exceeded the Company’s fair value. As a result, the Company recorded a non-cash impairment charge of $430.1 million in the third quarter of 2010, reducing the carrying amount of its goodwill to zero.

As discussed in greater detail in Note 7, on October 1, 2010, the Company and Pocket contributed substantially all of their respective wireless spectrum and operating assets in the South Texas region to STX Wireless, a newly formed joint venture controlled and managed by Cricket. The Company is in the process of determining the fair value of the net assets acquired and intends to include the final purchase price allocation and other required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2010, which may result in a portion of the purchase price being allocated to goodwill on the Company’s consolidated balance sheet. The closing price of Leap common stock was $12.35 on September 30, 2010 and Leap’s market capitalization was below the Company’s book value on such date. Since September 30, 2010, the closing price of Leap common stock has ranged from a high of $12.35 per share to a low of $10.76 per share on October 27, 2010. If the final purchase price allocation results in the Company recording goodwill, and if the price of Leap common stock continues to trade at prices below book value per share, the Company expects that it will determine, in connection with its fourth quarter impairment evaluation, that it is required to recognize a non-cash impairment charge equal to the full amount of any goodwill recorded as part of this transaction. Any required impairment to goodwill would be a function of the impairment test being performed at the enterprise level and would not relate to the operating results of the acquired business or the purchase price allocation.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence and for investments in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. The Company’s ownership interest in equity method investees ranges from approximately 7% to 20% of outstanding membership units. The carrying value of the Company’s investments in its equity method investees was $26.0 million and $21.3 million as of September 30, 2010 and December 31, 2009, respectively. During the three months ended September 30, 2010, the Company’s share of losses of its equity method investees was $0.3 million. During the nine months ended September 30, 2010, the Company’s share of the income of its equity method investees (net of its share of their losses) was $1.1 million. During the three and nine months ended September 30, 2009, the Company’s share of the income of its equity method investees was $1.0 million and $3.0 million, respectively.

The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the performance of the investee in relation to its business plan, the investee’s revenue and cost trends, liquidity and cash position, market acceptance of the investee’s products or services, any significant news that has been released regarding the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other- than-temporary, the Company records a reduction to the carrying value of its investment and a corresponding charge to the consolidated statements of operations.

Concentrations

The Company generally relies on one key vendor for billing services, a limited number of vendors for device logistics, a limited number of vendors for its voice and data communications transport services and a limited number of vendors for payment processing services. Loss or disruption of these services could materially adversely affect the Company’s business.

The networks the Company operates do not, by themselves, provide national coverage and it must pay fees to other carriers who provide roaming or wholesale services to the Company. The Company currently relies on roaming agreements with several carriers for the majority of its voice roaming services and generally on one key carrier for its data roaming services. The Company has also entered into a wholesale agreement with an affiliate of Sprint Nextel to permit the Company to offer Cricket wireless services outside of its current network footprint using Sprint’s network. If the Company were unable to obtain or maintain cost-effective roaming or wholesale services for its customers in geographically desirable service areas, the Company’s competitive position, business, financial condition and results of operations could be materially adversely affected.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2010 and 2009 was allocated in the condensed consolidated statements of operations as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Cost of service	$852	$865	$2,315	$2,510
Selling and marketing expense	1,577	1,866	4,514	4,915
General and administrative expense	6,553	8,276	20,034	25,644

Share-based compensation expense	$8,982	$11,007	$26,863	$33,069

Share-based compensation expense per share:
Basic	$0.12	$0.15	$0.35	$0.46

Diluted	$0.12	$0.15	$0.35	$0.46

Income Taxes

The computation of the Company’s annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss). The Company’s projected ordinary income tax expense for the full year 2010 consists primarily of the deferred tax effect of the Company’s investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because the Company’s projected 2010 ordinary income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and nine months ended September 30, 2010 and 2009 by applying the actual effective tax rate to the year-to-date income.

During the three months ended September 30, 2010, the Company recorded nonrecurring income tax benefits of $15.5 million and $4.1 million associated with the deferred tax effect of the goodwill impairment charge and the purchase of the remaining interest in LCW Wireless, respectively.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. Included in the Company’s deferred tax assets as of September 30, 2010 were federal NOL carryforwards of approximately $2.0 billion (which begin to expire in 2022) and state NOL carryforwards of approximately $2.1 billion ($21.9 million of which will expire at the end of 2010), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. While these NOL carryforwards have a potential value of approximately $765.3 million in cash tax savings, there is no assurance that the Company will be able to realize such tax savings.

If the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions, its ability to utilize these NOLs to offset future taxable income would be significantly limited. The occurrence of such a change would generally limit the amount of NOL carryforwards that the Company could utilize in a given year to the aggregate fair market value of the Company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. In general terms, a change in ownership can occur whenever there is a collective shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The occurrence of such an ownership change would accelerate cash tax payments the Company would have to make and likely result in a substantial portion of its NOLs expiring before the Company could fully utilize them. As a result, any restriction on the Company’s ability to utilize these NOL carryforwards could have a material adverse impact on its business, financial condition and future cash flows.

Recent trading in Leap common stock has increased the risk of an ownership change under Section 382 of the Internal Revenue Code. On September 13, 2010, the Company’s board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve the Company’s ability to use its NOL carryforwards. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Company’s board of directors.

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

To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and nine months ended September 30, 2010, the Company weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax (“TMT”) credit. The Company will continue to closely monitor the positive and negative factors to assess whether it is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company’s tax provision. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

In accordance with the authoritative guidance for business combinations, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

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

Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net loss	$(533,336)	$(65,407)	$(618,071)	$(173,950)
Other comprehensive loss:
Net unrealized holding gains (losses) on investments, net of tax	(6)	(219)	(256)	389
Reclassification of (gains) losses included in earnings, net of tax	—	—	(1,457)	6,119

Comprehensive loss	$(533,342)	$(65,626)	$(619,784)	$(167,442)

Note 3.	Supplementary Balance Sheet Information (in thousands):

	September 30,	December 31,
	2010	2009

Other current assets:
Accounts receivable, net(1)	$41,063	$37,456
Prepaid expenses	34,794	21,109
Other	7,173	14,639

	$83,030	$73,204

Property and equipment, net(2):
Network equipment	$3,000,980	$2,848,952
Computer hardware and software	332,062	246,546
Construction-in-progress	130,643	177,078
Other	103,611	101,616

	3,567,296	3,374,192
Accumulated depreciation	(1,552,691)	(1,253,098)

	$2,014,605	$2,121,094

Intangible assets, net:
Customer relationships	$7,347	$7,347
Trademarks	37,000	37,000

	44,347	44,347
Accumulated amortization of customer relationships	(6,690)	(5,496)
Accumulated amortization of trademarks	(16,298)	(14,316)

	$21,359	$24,535

Accounts payable and accrued liabilities:
Trade accounts payable	$154,787	$180,711
Accrued payroll and related benefits	58,004	47,651
Other accrued liabilities	89,704	82,024

	$302,495	$310,386

Other current liabilities:
Deferred service revenue(3)	$84,924	$82,403
Deferred equipment revenue(4)	20,262	28,218
Accrued sales, telecommunications, property and other taxes payable	39,722	33,712
Accrued interest	83,883	47,101
Other	7,055	5,213

	$235,846	$196,647

(1)	Accounts receivable, net consists primarily of amounts billed to third-party dealers for devices and accessories and amounts due from service providers related to interconnect and roaming agreements, net of an allowance for doubtful accounts.

(2)	As of September 30, 2010 and December 31, 2009, approximately $8.5 million of assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $4.4 million and $3.8 million as of September 30, 2010 and December 31, 2009, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to devices sold to third-party dealers.

Note 4.	Basic and Diluted Earnings (Loss) Per Share

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

Since the Company incurred net losses for the three and nine months ended September 30, 2010 and 2009, 9.5 million common share equivalents were excluded from the computation of diluted earnings (loss) per share for each of the three and nine months ended September 30, 2010, and 9.4 million common share equivalents were excluded in the computation of diluted earnings (loss) per share for each of the three and nine months ended September 30, 2009, as their effect would be antidilutive.

Note 5.	Fair Value Measurements

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of September 30, 2010 or December 31, 2009.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of September 30, 2010 and December 31, 2009 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 asset as of December 31, 2009 was a short-term investment in asset-backed commercial paper. The Company did not have any Level 3 assets or liabilities as of September 30, 2010.

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of September 30, 2010 and December 31, 2009 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money markets and certificates of deposit	$—	$147,187	$—	$147,187
Commercial paper	—	72,182	—	72,182
U.S. government or government agency securities	—	285,473	—	285,473

Total	$—	$504,842	$—	$504,842

	At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Money markets and certificates of deposit	$—	$81,432	$—	$81,432
Commercial paper	—	108,952	—	108,952
Asset-backed commercial paper	—	—	2,731	2,731
U.S. government or government agency securities	—	350,435	—	350,435

Total	$—	$540,819	$2,731	$543,550

Assets in the tables above are reported in the condensed consolidated balance sheets as components of cash and cash equivalents, short-term investments, restricted cash, cash equivalents and short-term investments and other assets.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands).

	Nine Months
	Ended September 30,
	2010	2009

Beginning balance, January 1	$2,731	$1,250
Total gains (losses):
Included in net loss	$3,341	$—
Included in comprehensive income (loss)	(1,680)	1,100
Purchases and (sales):
Purchases	—	—
Sales	(4,392)	—
Transfers into Level 3	—	—
Transfers (out) of Level 3	—	—

Ending balance, September 30	$—	$2,350

Unrealized gains (losses) are presented in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Realized gains (losses) are presented in other income (expense), net in the condensed consolidated statements of operations.

Cash Equivalents and Short-Term Investments

As of September 30, 2010 and December 31, 2009, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items. The fair value of the Company’s investment in asset-backed commercial paper prior to its complete sale in the second quarter of 2010 was determined using primarily unobservable inputs that could not be corroborated by market data, primarily consisting of indicative bids from potential purchasers, and was therefore considered to be a Level 3 item.

Available-for-sale securities were comprised as follows as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	Cost	Fair Value

Money markets and certificates of deposits	$147,187	$147,187
Commercial paper	72,182	72,182
U.S. government or government agency securities	285,475	285,473

	$504,844	$504,842

	As of December 31, 2009
	Cost	Fair Value

Money markets and certificates of deposits	$81,432	$81,432
Commercial paper	108,955	108,952
Asset-backed commercial paper	1,051	2,731
U.S. government or government agency securities	350,402	350,435

	$541,840	$543,550

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined using quoted prices in active markets and was $2,863.2 million and $2,715.7 million as of September 30, 2010 and December 31, 2009, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of September 30, 2010 and the losses recorded during the three and nine months ended September 30, 2010 on those assets (in thousands):

	At Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Losses

Assets:
Goodwill	$—	$—	$—	$430,101
Property and equipment	—	—	—	46,460
Wireless licenses	—	—	147,768	766

Total	$—	$—	$147,768	$477,327

As discussed in Note 2, the Company recorded charges for the impairment of goodwill, certain long-lived assets and certain non-operating wireless licenses during the three months ended September 30, 2010. The fair value of these assets was determined using Level 3 inputs and the valuation techniques discussed in Note 2.

Note 6.	Long-Term Debt

Long-term debt as of September 30, 2010 and December 31, 2009 was comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009

Unsecured senior notes due 2014 and 2015	$1,400,000	$1,400,000
Unamortized premium on $350 million unsecured senior notes due 2014	13,142	15,111
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(36,233)	(39,889)
Convertible senior notes due 2014	250,000	250,000
Term loans under LCW senior secured credit agreement	12,096	18,096

	2,739,005	2,743,318
Current maturities of long-term debt	(12,096)	(8,000)

	$2,726,909	$2,735,318

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the Securities and Exchange Commission (“SEC”). In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium the Company received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes using the effective interest rate method. At September 30, 2010, the effective interest rate on the $350 million of senior notes was 9.04%, which includes the effect of the premium amortization.

The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears, which interest payments commenced in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless, Denali and STX Wireless and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including LCW Wireless and STX Wireless and their respective subsidiaries) and of Denali and its subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless, Denali and STX Wireless and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including LCW Wireless and STX Wireless and their respective subsidiaries) and of Denali and its subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes using the effective interest rate method. At September 30, 2010, the effective interest rate on the notes was 8.01%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in November 2009. The notes are guaranteed on a senior secured basis by Leap and each of its direct and indirect existing domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless, Denali and STX Wireless and their respective subsidiaries) and any future wholly owned domestic restricted subsidiary that guarantees any indebtedness of Cricket or a guarantor of the notes. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ senior secured obligations and are equal in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated indebtedness.

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

The notes and the guarantees are secured on a pari passu basis with all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 3.5 times Leap’s consolidated cash flow (excluding the consolidated cash flow of LCW Wireless, Denali and STX Wireless) for the prior four fiscal quarters through December 31, 2010, stepping down to 3.0 times such consolidated cash flow for any such debt incurred after December 31, 2010 but on or prior to December 31, 2011, and to 2.5 times such consolidated cash flow for any such debt incurred after December 31, 2011.

The notes and the guarantees are effectively junior to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap’s consolidated cash flow (excluding the consolidated cash flow of LCW Wireless, Denali and STX Wireless) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including LCW Wireless and STX Wireless and their respective subsidiaries) and of Denali and its subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

LCW Operations Senior Secured Credit Agreement

As of September 30, 2010, LCW Operations had a senior secured credit agreement, as amended, consisting of two term loans with an aggregate outstanding principal amount of approximately $12.1 million. On October 28, 2010, LCW Operations repaid all amounts outstanding under the senior secured credit agreement, and the agreement was terminated.

Note 7.	Significant Acquisitions, Dispositions and Other Agreements

Joint Venture with Pocket Communications

On October 1, 2010, the Company and Pocket contributed substantially all of their respective wireless spectrum and operating assets in the South Texas region to a new joint venture, STX Wireless, with Cricket receiving a 75.75% controlling interest in the venture and Pocket receiving a 24.25% non-controlling interest. Immediately prior to the closing, the Company also purchased specified assets from Pocket for approximately $38 million in cash, which assets were also contributed to the venture. The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement (the “STX LLC Agreement”).

The joint venture strengthens the Company’s presence and competitive positioning in the South Texas region. Commencing October 1, 2010, STX Wireless began providing Cricket wireless service to approximately 700,000 customers, of which approximately 300,000 or more were contributed by Pocket. The combined network footprint covers approximately 4.4 million POPs.

The consideration provided to Pocket at closing consisted of cash in the amount of $38 million and membership units in STX Wireless. The fair value of the membership units issued to Pocket will be determined for accounting purposes, and reflected in the Company’s financial statements in the fourth quarter of 2010. The amended and restated asset purchase and contribution agreement also provides for a potential cash purchase price adjustment of up to $3.8 million. The determination of any adjustment, however, has not yet been finalized. The Company will account for the transaction assuming the Company is the acquirer in a business purchase combination in accordance with the authoritative guidance for business combinations. The Company is in the process of determining the fair value of the net assets acquired and intends to include the final purchase price allocations and other required disclosures in the Company’s annual report on Form 10-K for the year ending December 31, 2010.

If the final purchase price allocation results in the Company recording goodwill and if the price of Leap common stock continues to trade at prices below book value per share, and in light of the Company’s impairment of its goodwill as of September 30, 2010, the Company expects that it will determine, in connection with its fourth quarter impairment evaluation, that it is required to recognize a non-cash impairment charge equal to the full amount of any goodwill recorded as part of this transaction.

Under the STX LLC Agreement, Pocket has the right to put, and the Company has the right to call, all of Pocket’s membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket would be obligated to sell to the Company all of its membership interests in STX Wireless. The purchase price for Pocket’s membership interests would be equal to 24.25% of Leap’s enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket’s debt instruments, at least $25 million of the purchase price must be paid in cash). The Company would have the right to deduct from or set off against the purchase price certain distributions to, and obligations owed to the Company by, Pocket. Under the STX LLC Agreement, Cricket would be permitted to purchase Pocket’s membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. The Company will record this obligation to Pocket as a component of redeemable interests in its consolidated balance sheets in future periods.

At the closing, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket’s membership interests in STX Wireless. Such loans will bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of the tenth anniversary of the closing date and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket will have the right to set off all outstanding principal and interest under this loan facility against the payment of the purchase price for Pocket’s membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap.

Other Acquisitions and Dispositions

On January 8, 2010, the Company contributed certain non-operating wireless licenses in West Texas with a carrying value of approximately $2.4 million to a regional wireless service provider in exchange for a 6.6% ownership interest in the company.

On March 30, 2010, Cricket acquired an additional 23.9% membership interest in LCW Wireless from CSM Wireless, LLC (“CSM”) following CSM’s exercise of its option to sell its interest in LCW Wireless to Cricket for $21.0 million, which increased Cricket’s non-controlling interest in LCW Wireless to 94.6%. On August 25, 2010, Cricket acquired the remaining 5.4% of the membership interests in LCW Wireless following the exercise by WLPCS Management, LLC of its option to sell its entire controlling interest in LCW Wireless to Cricket for $3.2 million and the exercise by Cricket of its option to acquire all of the membership interests held by employees of LCW Wireless. As a result of the acquisition, LCW Wireless and its subsidiaries became wholly owned subsidiaries of Cricket.

On September 15, 2010, the Company and a subsidiary of AT&T, Inc. (“AT&T”) entered into two wireless license purchase agreements, under which the Company agreed to purchase a wireless license for an additional 10 MHz of spectrum in Corpus Christi, Texas for $4.0 million, and AT&T agreed to purchase wireless licenses for an additional 10 MHz of spectrum covering portions of North Carolina, Kentucky, New York and Colorado for an aggregate of $4.0 million. Completion of each transaction is subject to customary closing conditions, including the consent of the FCC. The Company has recorded a loss on the sale transaction of $0.2 million for the three and nine months ended September 30, 2010 and the carrying values of the wireless licenses to be sold to AT&T have been classified as assets held for sale in the Company’s condensed consolidated balance sheets as of September 30, 2010. Following the closing of the acquisition of the Corpus Christi, Texas spectrum, the Company intends to sell such spectrum to STX Wireless for $4.0 million.

On September 21, 2010, Cricket entered into an agreement with DSM to acquire DSM’s 17.5% controlling interest in Denali for up to approximately $58 million in cash (depending on the timing of the closing) and a five-year $45.5 million promissory note. Interest on the outstanding principal balance of the note will accrue at compound annual rates ranging from approximately 5.0% to 8.3%. Cricket must make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket’s obligations under the note will be secured on a first-lien basis by certain assets of Savary Island. Upon the closing of the transaction, Denali and its subsidiaries will become wholly owned subsidiaries of Cricket.

In addition, on September 21, 2010, Denali entered into an agreement with Ring Island Wireless, LLC (“Ring Island”) to contribute all of its spectrum outside its Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling interest. Ring Island will contribute $5.1 million in cash to the venture in exchange for a 15% controlling interest. Savary Island is a newly formed entity that has applied to the FCC to obtain this spectrum as a “very small business” designated entity under FCC regulations. In connection with Denali’s contribution, Savary Island will assume $211.6 million of the outstanding senior secured debt owed by Denali to Cricket, and Cricket will provide a senior secured working capital facility to Savary Island with initial availability of up to $5.0 million. Denali will retain the spectrum and assets relating to its Chicago and Southern Wisconsin operating markets. At the closing, Savary Island will enter into a management services agreement with Cricket, pursuant to which Cricket will provide management and administrative services to Savary Island and its subsidiaries. Under the amended and restated limited liability company agreement of Savary Island that will be entered into by Denali and Ring Island at the closing, based upon current FCC requirements, Ring Island will have the right to put all of its membership interest in Savary Island to Cricket in mid-2012.

The closings of both transactions are subject to customary closing conditions, including the approval of the FCC, and the closing of Cricket’s acquisition of DSM’s controlling interest in Denali is subject to the prior closing of the Savary Island transaction.

Wholesale Agreement

On August 2, 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel. The agreement permits the Company to offer Cricket wireless services outside the Company’s current wireless footprint using Sprint’s network.

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

As described in Note 2, the Company consolidates its non-controlling interest in Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because Denali is a variable interest entity and the Company has entered into an agreement with Denali’s other member which establishes a specified, minimum purchase price in the event that it offered or elected to sell its membership interest to the Company. Prior to August 2010, the Company consolidated its interest in LCW Wireless and its wholly owned subsidiaries in accordance with authoritative guidance for the consolidation of variable interest entities. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. Denali offers Cricket service (through a wholly owned subsidiary) and, accordingly, is generally subject to the same risks in conducting operations as the Company.

Arrangements with Denali

Cricket and DSM formed Denali as a venture to participate (through a wholly owned subsidiary) in FCC Auction #66. Cricket owns an 82.5% non-controlling interest and DSM owns a 17.5% controlling interest in Denali. As of September 30, 2010, Cricket’s equity contributions to Denali totaled $83.7 million. As described further below, Cricket has entered into an agreement to acquire the 17.5% controlling interest in Denali held by DSM.

Limited Liability Company Agreement

Under the amended and restated limited liability company agreement of Denali currently in effect, DSM is entitled to offer to sell its entire membership interest in Denali to Cricket in April 2012 and each year thereafter for a purchase price equal to DSM’s equity contributions in cash to Denali, plus a specified return, payable in cash. Under the agreement, if DSM were to make a sale offer each year and Cricket did not accept any such sale offer, then DSM could put its membership interest to a subsidiary of Denali in 2017. The consummation of any sale offer accepted by Cricket, or any put transaction that could be exercised by DSM, would be subject to FCC approval. The Company has recorded this obligation to DSM, including related accretion charges, as a component of redeemable non-controlling interests in the condensed consolidated balance sheets. As of September 30, 2010 and December 31, 2009, this non-controlling interest had a carrying value of $51.2 million and $47.7 million, respectively.

Senior Secured Credit Agreement

Cricket entered into a senior secured credit agreement with Denali and its subsidiaries to fund the payment to the FCC for the AWS license acquired by Denali in Auction #66 and to fund a portion of the costs of the construction and operation of the wireless network using such license. As of September 30, 2010, borrowings under the credit agreement totaled $542.9 million, including borrowings under the build-out sub-facility of $319.5 million. As of September 30, 2010, the build-out sub-facility commitment with Denali was $334.5 million, $15.0 million of which was unused at such date. Leap’s board of directors has authorized the Company to increase the build-out sub-facility to $394.5 million. The Company does not anticipate making any future increases to the size of the build-out sub-facility beyond the amount authorized by Leap’s board of directors. Additional funding requests would be subject to approval by Leap’s board of directors. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due in April 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing April 2017.

Management Agreement

Cricket and Denali Spectrum License LLC, a wholly owned subsidiary of Denali (“Denali License”), are party to a management services agreement, pursuant to which Cricket is to provide management services to Denali License and its subsidiaries in exchange for a monthly management fee based on Cricket’s costs of providing such services plus overhead. Under the management services agreement, Denali License retains full control and authority over its business strategy, finances, wireless license, network equipment, facilities and operations, including its product offerings, terms of service and pricing. The initial term of the management services agreement expires in 2016. The management services agreement may be terminated by Denali License or Cricket if the other party materially breaches its obligations under the agreement or by Denali License for convenience upon prior written notice to Cricket.

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

Purchase Agreement and Savary Island Venture

On September 21, 2010, Cricket entered into an agreement to acquire the 17.5% controlling interest in Denali held by DSM. Upon the closing of the transaction, Denali and its subsidiaries will become wholly owned subsidiaries of Cricket. The purchase price will include up to approximately $58 million in cash (depending on the timing of the closing) and a five-year $45.5 million promissory note. In addition, on September 21, 2010, Denali entered into an agreement with Ring Island to contribute all of its spectrum outside its Chicago and South Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling interest. Denali will retain the spectrum and assets relating to its Chicago and Southern Wisconsin operating markets. The closings of both transactions are subject to customary closing conditions, including the approval of FCC, and the closing of Cricket’s acquisition of DSM’s controlling interest in Denali is subject to the prior closing of the Savary Island transaction. For more information regarding these transactions, see “Note 7. Significant Acquisitions, Dispositions and Other Agreements.”

Value of Redeemable Non-controlling Interests

The following table provides a summary of the changes in value of the Company’s redeemable non-controlling interests (in thousands):

	Nine Months
	Ended September 30,
	2010	2009

Beginning balance, January 1	$71,632	$71,879
Purchase of CSM membership units	(20,973)	—
Purchase of WLPCS membership units	(3,188)	—
Accretion of redeemable non-controlling interests, before tax	3,765	3,913

Ending balance, September 30	$51,236	$75,792

Non-controlling Interests’ Assets and Liabilities

The aggregate carrying amount and classification of Denali’s significant assets and liabilities, excluding intercompany accounts and transactions, as of September 30, 2010 and December 31, 2009 are presented in the following table below (in thousands):

	September 30,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$30,642	$5,416
Short-term investments	—	2,731
Inventories	1,835	4,149
Other current assets	5,801	3,588
Property and equipment, net	211,710	236,171
Wireless licenses	298,991	298,757
Liabilities
Accounts payable and accrued liabilities	$5,447	$5,453
Other current liabilities	11,097	13,570
Other long-term liabilities	9,449	6,915

Note 9.	Commitments and Contingencies

As more fully described below, the Company is involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, securities, commercial and other matters. Due in part to the growth and expansion of its business operations, the Company has become subject to increased amounts of litigation, including disputes alleging intellectual property infringement.

The Company believes that any damage amounts alleged by plaintiffs in the matters discussed below are not necessarily meaningful indicators of its potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether the amount can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved.

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

Patent Litigation

Freedom Wireless

On November 2, 2010, a matter between Freedom Wireless, Inc. (“Freedom Wireless”) and the Company was dismissed with prejudice following the parties’ entry on July 23, 2010 into a license agreement covering the patents at issue in the matter. The Company was sued by Freedom Wireless on December 10, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that the Company’s Cricket unlimited voice service, in addition to its Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, the Company and Freedom Wireless entered into an agreement to settle the lawsuit and agreed to enter into a license agreement to provide Freedom Wireless with royalties on certain of the Company’s products and services.

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

Securities and Derivative Litigation

Leap was a nominal defendant in two shareholder derivative suits and a consolidated securities class action lawsuit. As indicated further below, each of these matters has been settled and the settlements have received final court approval.

The two shareholder derivative suits purported to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action asserted, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that the Company was restating certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS Communications, Inc. and claims alleging illegal insider trading by certain of the individual defendants. Leap and the individual defendants filed motions to dismiss the federal action, and on September 29, 2009, the district court granted Leap’s motion to dismiss the derivative complaint for failure to plead that a presuit demand on Leap’s board was excused.

The parties in the federal action executed a stipulation of settlement dated May 14, 2010 to resolve both the federal and state derivative suits. The settlement was subject to final court approval, among other conditions. On September 20, 2010, the district court held a final fairness hearing to approve the settlement, and on September 22, 2010 the district court granted final approval of the settlement resulting in a release of the alleged claims against the individual defendants and their related persons. On September 22, 2010 a judgment was issued in the federal case, and on October 7, 2010 a dismissal with prejudice was entered in the state case. The settlement is based upon the Company’s agreement to adopt and implement and/or continue to implement or observe various operational and corporate governance measures, and to fund, through its insurance carriers, an award of attorney’s fees to plaintiffs’ counsel. The individual defendants denied liability and wrongdoing of any kind with respect to the claims made in the derivative suits and made no admission of any wrongdoing in connection with the settlement.

Leap and certain current and former officers and directors, and Leap’s independent registered public accounting firm, PricewaterhouseCoopers LLP, also were named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California which consolidated several securities class action lawsuits initially filed between September 2007 and January 2008. Plaintiffs alleged that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The consolidated complaint alleged that the defendants made false and misleading statements about Leap’s internal controls, business and financial results, and customer count metrics. The claims were based primarily on the November 9, 2007 announcement that the Company was restating certain of its financial statements and statements made in its August 7, 2007 second quarter 2007 earnings release. The lawsuit sought, among other relief, a determination that the alleged claims could be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. On January 9, 2009, the federal court granted defendants’ motions to dismiss the complaint for failure to state a claim. On February 23, 2009, defendants were served with an amended complaint which did not name PricewaterhouseCoopers LLP or any of Leap’s outside directors. Leap and the remaining individual defendants moved to dismiss the amended complaint.

The parties entered into a stipulation of settlement of the class action dated February 18, 2010. On October 4, 2010, the court held a fairness hearing regarding the settlement and granted final approval and issued a final judgment on October 14, 2010. The settlement provided for, among other things, dismissal of the lawsuits with prejudice, releases in favor of the defendants, and payment to the class of $13.75 million, which included an award of attorneys’ fees to class plaintiffs’ counsel. The entire settlement amount was paid by the Company’s insurance carriers.

Department of Justice Inquiry

On January 7, 2009, the Company received a letter from the Civil Division of the United States Department of Justice (the “DOJ”). In its letter, the DOJ alleges that between approximately 2002 and 2006, the Company failed to comply with certain federal postal regulations that required it to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts. As a result, the DOJ has asserted that the Company violated the False Claims Act (the “FCA”) and is therefore liable for damages. On November 18, 2009, the DOJ presented the Company with a calculation that single damages in this matter were $2.7 million for the period from June 2003 through June 2006, which amount may be trebled under the FCA. The FCA also provides for statutory penalties, which the DOJ has previously asserted could total up to $11,000 per mailing. The DOJ had also previously asserted as an alternative theory of liability that the Company is liable on a basis of unjust enrichment for estimated single damages. The Company is currently in discussions with the DOJ to settle this matter.

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

Device Purchase Agreements

The Company has entered into agreements with various suppliers for the purchase of wireless devices. These agreements require the Company to purchase specified quantities of devices based on either its short-term projections ranging from one to three months or, with respect to one purchase agreement, based on minimum commitment levels through July 2012. The total aggregate commitment outstanding under these agreements was approximately $312.8 million as of September 30, 2010.

Outstanding Letters of Credit and Surety Bonds

As of September 30, 2010 and December 31, 2009, the Company had approximately $10.1 million and $10.5 million, respectively, of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. The restricted cash collateralizing the letters of credit outstanding is reported in both restricted cash, cash equivalents and short-term investments and other long-term assets in the condensed consolidated balance sheets.

As of September 30, 2010 and December 31, 2009, the Company had approximately $5.6 million and $5.5 million, respectively, of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of September 30, 2010 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$56	$263,609	$—	$44,630	$—	$308,295
Short-term investments	—	256,303	—	—	—	256,303
Restricted cash, cash equivalents and short-term investments	2,067	1,426	—	10	—	3,503
Inventories	—	75,606	—	2,188	—	77,794
Deferred charges	—	40,318	—	26	—	40,344
Other current assets	213	76,695	—	6,370	(248)	83,030

Total current assets	2,336	713,957	—	53,224	(248)	769,269
Property and equipment, net	—	1,775,941	—	238,664	—	2,014,605
Investments in and advances to affiliates and consolidated subsidiaries	1,377,424	2,169,938	22,291	—	(3,569,653)	—
Wireless licenses	—	7,890	1,577,972	334,144	—	1,920,006
Assets held for sale	—	—	4,002	—	—	4,002
Other intangible assets, net	—	21,359	—	—	—	21,359
Other assets	5,659	74,846		1,682	—	82,187

Total assets	$1,385,419	$4,763,931	$1,604,265	$627,714	$(3,569,901)	$4,811,428

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$34	$295,154	$—	$7,307	$—	$302,495
Current maturities of long-term debt	—	—	—	12,096	—	12,096
Intercompany payables	39,255	269,910	—	13,472	(322,637)	—
Other current liabilities	2,345	215,326	—	18,423	(248)	235,846

Total current liabilities	41,634	780,390	—	51,298	(322,885)	550,437
Long-term debt	250,000	2,476,909	—	797,369	(797,369)	2,726,909
Deferred tax liabilities	—	276,369	—	—	—	276,369
Other long-term liabilities	—	100,458	—	12,234	—	112,692

Total liabilities	291,634	3,634,126	—	860,901	(1,120,254)	3,666,407
Redeemable non-controlling interests	—	—	—	51,236	—	51,236
Stockholders’ equity (deficit)	1,093,785	1,129,805	1,604,265	(284,423)	(2,449,647)	1,093,785

Total liabilities and stockholders’ equity	$1,385,419	$4,763,931	$1,604,265	$627,714	$(3,569,901)	$4,811,428

Condensed Consolidating Balance Sheet as of December 31, 2009 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$66	$160,834	$—	$14,099	$—	$174,999
Short-term investments	—	386,423	—	2,731	—	389,154
Restricted cash, cash equivalents and short-term investments	2,231	1,625	—	10	—	3,866
Inventories	—	102,883	—	5,029	—	107,912
Deferred charges	—	38,872	—	—	—	38,872
Other current assets	83	69,009	—	3,619	493	73,204

Total current assets	2,380	759,646	—	25,488	493	788,007
Property and equipment, net	2	1,853,898	—	267,194	—	2,121,094
Investments in and advances to affiliates and consolidated subsidiaries	1,965,842	2,233,669	86,405	7,381	(4,293,297)	—
Wireless licenses	—	7,889	1,580,174	333,910	—	1,921,973
Assets held for sale	—	—	2,381	—	—	2,381
Goodwill	—	430,101	—	—	—	430,101
Intangible assets, net	—	24,535	—	—	—	24,535
Other assets	6,663	74,558	—	2,409	—	83,630

Total assets	$1,974,887	$5,384,296	$1,668,960	$636,382	$(4,292,804)	$5,371,721

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$16	$303,520	$—	$6,850	$—	$310,386
Current maturities of long-term debt	—	—	—	8,000	—	8,000
Intercompany payables	29,194	347,468	—	19,416	(396,078)	—
Other current liabilities	5,147	172,202	—	18,803	495	196,647

Total current liabilities	34,357	823,190	—	53,069	(395,583)	515,033
Long-term debt	250,000	2,475,222	—	714,640	(704,544)	2,735,318
Deferred tax liabilities	—	259,512	—	—	—	259,512
Other long-term liabilities	—	90,233	—	9,463	—	99,696

Total liabilities	284,357	3,648,157	—	777,172	(1,100,127)	3,609,559
Redeemable non-controlling interests	—	23,981	—	47,651	—	71,632
Stockholders’ equity (deficit)	1,690,530	1,712,158	1,668,960	(188,441)	(3,192,677)	1,690,530

Total liabilities and stockholders’ equity	$1,974,887	$5,384,296	$1,668,960	$636,382	$(4,292,804)	$5,371,721

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2010 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$515,874	$—	$49,347	$16	$565,237
Equipment revenues	—	33,775	—	3,703	—	37,478
Other revenues	—	165	22,665	754	(23,584)	—

Total revenues	—	549,814	22,665	53,804	(23,568)	602,715

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	185,812	—	17,634	(23,403)	180,043
Cost of equipment	—	106,240	—	14,033	—	120,273
Selling and marketing	—	87,807	—	11,135	—	98,942
General and administrative	3,737	81,177	173	4,280	(165)	89,202
Depreciation and amortization	—	102,730	—	11,325	—	114,055
Impairment of assets	—	476,024	766	537	—	477,327

Total operating expenses	3,737	1,039,790	939	58,944	(23,568)	1,079,842
Loss on sale or disposal of assets	—	(753)	(168)	(2)	—	(923)

Operating income (loss)	(3,737)	(490,729)	21,558	(5,142)	—	(478,050)
Equity in net loss of consolidated subsidiaries	(535,457)	(12,114)	—	—	547,571	—
Equity in net loss of investees, net	—	(316)	—	—	—	(316)
Interest income	6,063	27,388	—	203	(33,442)	212
Interest expense	(3,152)	(63,252)	—	(27,509)	33,442	(60,471)
Other income, net	—	135	—	—	—	135

Income (loss) before income taxes	(536,283)	(538,888)	21,558	(32,448)	547,571	(538,490)
Income tax benefit	—	5,154	—	—	—	5,154

Net income (loss)	(536,283)	(533,734)	21,558	(32,448)	547,571	(533,336)
Accretion of redeemable non-controlling interests, net of tax	—	(1,723)	—	(1,224)	—	(2,947)

Net income (loss) attributable to common stockholders	$(536,283)	$(535,457)	$21,558	$(33,672)	$547,571	$(536,283)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2010 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,598,721	$—	$148,289	$48	$1,747,058
Equipment revenues	—	131,383	—	11,769	—	143,152
Other revenues	—	227	70,805	2,264	(73,296)	—

Total revenues	—	1,730,331	70,805	162,322	(73,248)	1,890,210

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	545,174	—	49,627	(73,021)	521,780
Cost of equipment	—	355,582	—	43,785	—	399,367
Selling and marketing	—	272,741	—	34,534	—	307,275
General and administrative	10,137	246,233	518	13,741	(227)	270,402
Depreciation and amortization	—	300,350	—	33,600	—	333,950
Impairment of assets	—	476,024	766	537	—	477,327

Total operating expenses	10,137	2,196,104	1,284	175,824	(73,248)	2,310,101
Loss on sale or disposal of assets	—	(2,916)	(168)	(780)	—	(3,864)

Operating income (loss)	(10,137)	(468,689)	69,353	(14,282)	—	(423,755)
Equity in net loss of consolidated subsidiaries	(621,163)	(26,483)	—	—	647,646	—
Equity in net income of investees, net	—	1,142	—	—	—	1,142
Interest income	18,188	78,755	—	899	(96,908)	934
Interest expense	(9,443)	(189,658)	—	(78,869)	96,908	(181,062)
Other income, net	—	3,207	—	—	—	3,207

Income (loss) before income taxes	(622,555)	(601,726)	69,353	(92,252)	647,646	(599,534)
Income tax expense	—	(18,537)	—	—	—	(18,537)

Net income (loss)	(622,555)	(620,263)	69,353	(92,252)	647,646	(618,071)
Accretion of redeemable non-controlling interests, net of tax	—	(900)	—	(3,584)	—	(4,484)

Net income (loss) attributable to common stockholders	$(622,555)	$(621,163)	$69,353	$(95,836)	$647,646	$(622,555)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$500,430	$—	$40,822	$16	$541,268
Equipment revenues	—	52,973	—	5,227	—	58,200
Other revenues	—	2,404	22,194	418	(25,016)	—

Total revenues	—	555,807	22,194	46,467	(25,000)	599,468

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	161,686	—	17,616	(22,595)	156,707
Cost of equipment	—	117,119	—	16,383	—	133,502
Selling and marketing	—	93,843	—	17,859	—	111,702
General and administrative	871	76,682	27	11,902	(2,405)	87,077
Depreciation and amortization	—	95,839	—	12,037	—	107,876
Impairment of assets	—	—	639	—	—	639

Total operating expenses	871	545,169	666	75,797	(25,000)	597,503
Gain (loss) on sale or disposal of assets	—	(5,013)	4,426	(4)	—	(591)

Operating income (loss)	(871)	5,625	25,954	(29,334)	—	1,374
Equity in net loss of consolidated subsidiaries	(66,670)	(25,321)	—	—	91,991	—
Equity in net income of investees, net	—	996	—	—	—	996
Interest income	6,062	23,277	—	405	(29,017)	727
Interest expense	(3,094)	(63,815)	—	(23,136)	30,916	(59,129)
Other expense, net	—	(17)	—	—	—	(17)

Income (loss) before income taxes	(64,573)	(59,255)	25,954	(52,065)	93,890	(56,049)
Income tax benefit (expense)	—	(9,358)	—	—	—	(9,358)

Net income (loss)	(64,573)	(68,613)	25,954	(52,065)	93,890	(65,407)
Accretion of redeemable non-controlling interests, net of tax	—	1,943	—	(1,109)	—	834

Net income (loss) attributable to common stockholders	$(64,573)	$(66,670)	$25,954	$(53,174)	$93,890	$(64,573)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,506,487	$—	$90,345	$26	$1,596,858
Equipment revenues	—	172,743	—	14,262	—	187,005
Other revenues	—	4,514	66,533	1,084	(72,131)	—

Total revenues	—	1,683,744	66,533	105,691	(72,105)	1,783,863

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	486,903	—	36,213	(67,498)	455,618
Cost of equipment	—	368,975	—	50,098	—	419,073
Selling and marketing	—	275,873	—	36,040	—	311,913
General and administrative	2,813	244,774	308	30,904	(4,607)	274,192
Depreciation and amortization	—	266,459	—	30,771	—	297,230
Impairment of assets	—	—	639	—	—	639

Total operating expenses	2,813	1,642,984	947	184,026	(72,105)	1,758,665
Gain (loss) on sale or disposal of assets	—	(2,881)	4,426	(109)	—	1,436

Operating income (loss)	(2,813)	37,879	70,012	(78,444)	—	26,634
Equity in net loss of consolidated subsidiaries	(183,723)	(69,096)	—	—	252,819	—
Equity in net income of investees, net	—	2,990	—	—	—	2,990
Interest income	18,189	63,347	—	2,130	(81,352)	2,314
Interest expense	(9,273)	(162,571)	—	(59,548)	81,352	(150,040)
Other expense, net	—	(126)	—	—	—	(126)
Loss on extinguishment of debt	—	(26,310)	—	—	—	(26,310)

Income (loss) before income taxes	(177,620)	(153,887)	70,012	(135,862)	252,819	(144,538)
Income tax benefit (expense)	—	(29,412)	—	—	—	(29,412)

Net income (loss)	(177,620)	(183,299)	70,012	(135,862)	252,819	(173,950)
Accretion of redeemable non-controlling interests, net of tax	—	(424)	—	(3,246)	—	(3,670)

Net income (loss) attributable to common stockholders	$(177,620)	$(183,723)	$70,012	$(139,108)	$252,819	$(177,620)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2010 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(10)	$302,362	$—	$24,052	$(150)	$326,254

Investing activities:
Purchases of property and equipment	—	(292,569)	—	(6,358)	—	(298,927)
Changes in prepayments for purchases of property and equipment	—	57	—	—	—	57
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(2,735)	—	(234)	—	(2,969)
Purchases of investments	—	(481,435)	—	—	—	(481,435)
Sales and maturities of investments	—	617,228	—	4,221	—	621,449
Investments in and advances to affiliates and consolidated subsidiaries	(660)	—	—	—	660	—
Purchase of membership units of equity investment	—	(967)	—	—	—	(967)
Change in restricted cash	—	811	—	—	—	811

Net cash provided by (used in) investing activities	(660)	(159,610)	—	(2,371)	660	(161,981)

Financing activities:
Issuance of related party debt	—	(15,000)	—	15,000	—	—
Repayment of long-term debt	—	—	—	(6,000)	—	(6,000)
Purchase of non-controlling interest	—	(24,161)	—	—	—	(24,161)
Capital contributions, net	—	660	—	—	(660)	—
Non-controlling interests distribution	—	—	—	(150)	150	—
Proceeds from the issuance of common stock	660	—	—	—	—	660
Other	—	(1,476)	—	—	—	(1,476)

Net cash provided by (used in) financing activities	660	(39,977)	—	8,850	(510)	(30,977)

Net increase (decrease) in cash and cash equivalents	(10)	102,775	—	30,531	—	133,296
Cash and cash equivalents at beginning of period	66	160,834	—	14,099	—	174,999

Cash and cash equivalents at end of period	$56	$263,609	$—	$44,630	$—	$308,295

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2009 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$11	$265,465	$—	$(70,523)	$(128)	$194,825

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(528,927)	—	(43,238)	—	(572,165)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(32,717)	—	(1,594)	—	(34,311)
Proceeds from the sale of wireless licenses	—	2,965	—	—	—	2,965
Purchases of investments	—	(640,193)	—	—	—	(640,193)
Sales and maturities of investments	—	487,270	—	—	—	487,270
Investments in and advances to affiliates and consolidated subsidiaries	(265,907)	—	—	—	265,907	—
Purchase of membership units of equity method investment	—	—	—	—	—	—
Change in restricted cash	—	676	—	30	—	706

Net cash used in investing activities	(265,907)	(710,926)	—	(44,802)	265,907	(755,728)

Financing activities:
Issuance of long-term debt	—	1,057,474	—	—	—	1,057,474
Issuance of related party debt	—	(123,000)	—	123,000	—	—
Repayment of long-term debt	—	(877,500)	—	(3,404)	—	(880,904)
Payment of debt issuance costs	—	(15,094)	—	—	—	(15,094)
Capital contributions, net	265,907	265,907	—	—	(265,907)	265,907
Non-controlling interests distribution	—	—	—	—	—	—
Other	—	(1,227)	—	(128)	128	(1,227)

Net cash provided by financing activities	265,907	306,560	—	119,468	(265,779)	426,156

Net increase (decrease) in cash and cash equivalents	11	(138,901)	—	4,143	—	(134,747)
Cash and cash equivalents at beginning of period	27	333,119	—	24,562	—	357,708

Cash and cash equivalents at end of period	$38	$194,218	$—	$28,705	$—	$222,961

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	the duration and severity of the current economic downturn in the United States and changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product and service offerings, expand our retail distribution and execute effectively on our other strategic activities;

•	our ability to obtain and maintain roaming services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to attract, motivate and retain an experienced workforce, including members of senior management;

•	our ability to comply with the covenants in any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

•	our ability to integrate, manage and operate our new joint venture with Pocket Communications;

•	failure of our network or information technology systems to perform according to expectations and risks associated with the upgrade or transition of certain of those systems, including our customer billing system; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

Cricket service is offered by Cricket, a wholly owned subsidiary of Leap. Cricket service is also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations; in the upper Midwest by Denali Spectrum Operations, LLC, or Denali Operations; and, commencing October 1, 2010, in South Texas by STX Wireless Operations, LLC, or STX Operations. We have entered into various transactions since June 30, 2010, with respect to these entities:

•	In August 2010, we acquired the remaining membership interests in LCW Wireless, LLC, the parent company of LCW Operations. As a result, LCW Wireless, LLC and its subsidiaries became wholly owned subsidiaries of Cricket.

•	In September 2010, we entered into an agreement to purchase the remaining interests in Denali Spectrum, LLC, or Denali, the parent company of Denali Operations. Cricket currently owns an 82.5% non-controlling interest in Denali, which was structured to qualify as a designated entity under Federal Communications Commission, or FCC, regulations. We consolidate our non-controlling interests in Denali in accordance with the authoritative guidance for the consolidation of variable interest entities because Denali is variable interest entity and we have entered into an agreement with Denali’s other member which establishes a specified, minimum purchase price in the event that it offered or elected to sell its membership interest to us. Upon the closing of the transaction, Denali and its subsidiaries will become wholly owned subsidiaries of Cricket. In addition, in September 2010, Denali entered into an agreement to form a new venture to which Denali would contribute spectrum and a related spectrum lease in exchange for an 85% non-controlling interest. Denali will retain the spectrum and assets relating to its Chicago and Southern Wisconsin operating markets. The transactions under the purchase agreement and the contribution agreement are subject to customary closing conditions, including the approval of the FCC.

•	On October 1, 2010, we and various entities doing business as Pocket Communications, or Pocket, contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless, LLC, or STX Wireless, the parent company of STX Operations. STX Wireless is a newly formed joint venture controlled and managed by Cricket. At the closing, we received a 75.75% controlling interest in the joint venture and Pocket received a 24.25% non-controlling interest. Commencing October 1, 2010, STX Wireless began providing Cricket wireless service in South Texas with a network footprint covering 4.4 million POPs.

See “— Capital Expenditures and Other Asset Acquisitions and Dispositions” for a more detailed description of these transactions.

As of September 30, 2010, Cricket service was offered in 35 states and the District of Columbia and had approximately 5.1 million customers. As of September 30, 2010, we and Denali owned wireless licenses covering an aggregate of approximately 184.2 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 94.2 million POPs as of September 30, 2010. The licenses we and Denali own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming Denali were to make available to us certain of its spectrum.

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

Our Cricket service offerings are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our primary Cricket service is Cricket Wireless, which offers customers unlimited wireless voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plans include unlimited local and U.S. long distance service and unlimited text messaging. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for one low, flat rate. We also offer Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar. None of our services require customers to enter into long-term commitments or pass a credit check.

In August 2010, we revised certain features of a number of our Cricket service offerings. We introduced “all-inclusive” rate plans for all of our Cricket services in which we ceased separately charging customers for certain fees (such as activation, reactivation and regulatory fees) and telecommunications taxes. We also introduced new Cricket Broadband service plans, with prices that vary depending upon the targeted amount of data that a customer expects to use during the month. We eliminated the free month of service we previously provided to new customers of our Cricket Wireless and Cricket Broadband services that purchased a handset or modem and instead decreased the retail prices of many of our devices. We also eliminated certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time. Further, we introduced new “smartphones” and other handsets and devices beginning in August 2010 and revised features of our dealer compensation program to reduce some of their initial compensation and provide further incentive for them to retain customers. We believe that these new service plans, products and other changes will be attractive to customers and help improve our competitive positioning in the marketplace.

We believe that our business is scalable because we offer an attractive value proposition to our customers while utilizing a cost structure that is significantly lower than most of our competitors. As a result, over the past five years, we have pursued activities to significantly expand our business, both through the broadening of our product portfolio (including the introduction of our Cricket Broadband and Cricket PAYGo products) and distribution channels and the enhancement of network coverage and capacity in new and existing markets. In addition, as discussed above, we recently entered into a new wholesale agreement and nationwide data roaming agreement which we believe will enable us to offer enhanced products and service plans and to strengthen and improve our distribution. We also currently plan to deploy next-generation LTE network technology over the next few years. Other future business expansion activities could include the launch of new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of Cricket services in additional markets, entering into partnerships with others or the acquisition of other wireless communications companies or complementary businesses. We expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali hold include large regional areas covering both rural and metropolitan communities, we and Denali may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service. We intend to be disciplined as we pursue any expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise during the quarter or in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters for markets in operation for one year or longer, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, but generally expect that churn will gradually improve as the average tenure of customers in such markets increases. Sales activity and churn, however, can be strongly affected by other factors, including promotional activity, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base) and competitive actions, any of which may have the ability to either offset or magnify certain seasonal effects or the relative amount of time a market has been in operation. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, including shortages we experienced during the second quarter of 2009 and again in the second and third quarters of 2010. These shortages have had the effect of limiting customer activity. From time to time, we also offer programs to help promote customer activity for our wireless services. For example, we utilize a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free month of service on the additional line of service after paying an activation fee. We believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our wireless services.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol service providers, traditional landline service providers and cable companies. The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings. These service offerings have presented additional strong competition in markets in which our offerings overlap, and the evolving competitive landscape has negatively impacted our financial and operating results since early 2009. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. In August 2009 and March 2010, we revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans, to eliminate certain fees we previously charged customers who changed their service plans and to include unlimited nationwide roaming and international long distance services. These changes, which were made in response to the competitive and economic environment, resulted in lower average monthly revenue per customer and increased costs. In August 2010 we introduced a number of new initiatives to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, entering into a new wholesale and nationwide roaming agreement and introducing new “smartphones” and other handsets and devices. We believe that these new initiatives will be attractive to customers, will help improve our competitive positioning in the marketplace and will lead to improved financial and operational performance over the longer term, including higher average monthly revenue per customer and lower customer turnover. These initiatives, however, are significant undertakings, and we expect to incur additional expense in the near term as we implement these changes. The extent to which these new initiatives impact our future financial and operating results will depend upon customer acceptance of our new product and service offerings.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity through future capital markets transactions. See “— Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These principles require us to make estimates and judgments that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities and our reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of deferred tax assets, long-lived assets and indefinite-lived intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. Since the filing of our annual report on

Form 10-K for the year ended December 31, 2009, there have been no changes to our critical accounting policies and estimates except as follows:

Revenues

Our business revenues principally arise from the sale of wireless services, devices (handsets and broadband modems) and accessories. Wireless services are provided primarily on a month-to-month basis. In general, our customers are required to pay for their service in advance. Because we do not require customers to sign fixed-term contracts or pass a credit check, our services are available to a broader customer base than many other wireless providers and, as a result, some of our customers may be more likely to have service terminated due to an inability to pay. Consequently, we have concluded that collectability of our revenues is not reasonably assured until payment has been received. Accordingly, service revenues are recognized only after services have been rendered and payment has been received.

In August 2010, we introduced new rate plans for all of our Cricket services, ceased separately charging for certain fees (such as activation, reactivation and regulatory fees) and telecommunications taxes and ceased offering a free month of service to new Cricket Wireless and Cricket Broadband customers when they purchase a new device and activate service. Prior to August 2010, when we activated service for a new customer, we typically sold that customer a device bundled with a free period of service. Under the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with service constitutes a multiple element arrangement. Under this guidance, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying the guidance to these transactions results in us recognizing the total consideration received, less amounts allocated to the wireless service period (generally the customer’s monthly rate plan), as equipment revenue.

Amounts allocated to equipment revenues and related costs from the sale of devices are recognized when service is activated by new customers. Revenues and related costs from the sale of accessories and upgrades for existing customers are recognized at the point of sale. The costs of devices and accessories sold are recorded in cost of equipment. In addition to devices that we sell directly to our customers at Cricket-owned stores, we sell devices to third-party dealers, including mass-merchant retailers. These dealers then sell the devices to the ultimate Cricket customer, similar to the sale made at a Cricket-owned store. Sales of devices to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions and commissions ultimately available to such dealers is not reliably estimable until the devices are sold by such dealers to customers. Thus, revenues from devices sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the devices are recorded as deferred charges upon shipment by us. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

Through a third-party provider, our customers may elect to participate in an extended-warranty program for the devices they purchase. We recognize revenue on replacement devices sold to our customers under the program when the customer purchases the device.

Sales incentives offered to customers and commissions and sales incentives offered to our third-party dealers are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return devices and accessories based on time and/or usage, and customer returns of devices and accessories have historically been insignificant.

Amounts billed by us in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue since collectability of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to devices sold to third-party dealers.

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental authorities in connection with the services that we provide to our customers. We report these fees, as well as sales, use and excise taxes that are billed and collected from our customers, net of amounts remitted to the governmental authorities, as service revenues in the condensed consolidated statements of operations.

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

As a result of the sustained decrease in our market capitalization, and in conjunction with the annual assessment of our goodwill, we tested our long-lived assets for potential impairment during the third quarter of 2010. Since our long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, we completed this assessment at the enterprise level. As required by the authoritative guidance for impairment testing, we compared our total estimated undiscounted future cash flows to the carrying value of our long-lived and indefinite-lived assets at September 30, 2010. Under this analysis, our total estimated undiscounted future cash flows were determined to have exceeded the total carrying value of our long-lived and indefinite-lived assets. If our total estimated undiscounted future cash flows calculated in this analysis were 10% less than those determined, they would continue to exceed the total carrying value of our long-lived and indefinite-lived assets. We estimated our future cash flows based on projections regarding our future operating performance, including projected customer growth, customer churn, average monthly revenue per customer and costs per gross additional customer. If our actual results were to materially differ from those projected, this failure could have a significant adverse effect on our estimated undiscounted future cash flows and could ultimately result in an impairment charge to our long-lived assets.

We believe that it is appropriate to evaluate the recoverability of our property and equipment and other long-lived assets based on the cash flows and carrying value of the assets of the entire company because we are unable to accurately attribute cash flows to lower level asset groupings which generate cash flows independently from other asset groupings, such as individual markets. Had lower level asset groupings and related cash flows been available for use in this evaluation, it is possible that the undiscounted cash flow test results may have been significantly different.

In connection with the analysis described above, we evaluated certain network design, site acquisition and capitalized interest costs relating to the expansion of our network which had been accumulated in construction-in-progress. In August 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel to permit us to offer Cricket wireless services outside our current network footprint using Sprint’s network. We believe that this agreement will allow us to strengthen and expand our distribution and will provide us greater flexibility with respect to our network expansion plans. As a result, we have determined to spend an increased portion of our planned capital expenditures on the deployment of next-generation LTE technology and to defer our previously planned network expansion activities. As a result of these developments, the costs previously accumulated in construction-in-progress were determined to be impaired and we recorded an impairment charge of $46.5 million during the third quarter of 2010.

Impairment of Indefinite-Lived Intangible Assets

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. The annual impairment test is conducted during the third quarter of each year.

Wireless Licenses

Our wireless licenses in our operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Our non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in our operating markets. As of September 30, 2010, the carrying values of our operating and non-operating wireless licenses were $1,772.2 million and $147.8 million, respectively. An impairment loss is recognized on our operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on our non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, we recorded impairment charges of $0.8 million during the three and nine months ended September 30, 2010 and an impairment charge of $0.6 million during the three and nine months ended September 30, 2009 to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. No impairment charges were recorded for our operating wireless licenses as the aggregate fair value of these licenses exceeded the aggregate carrying value.

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

As more fully described above, the most significant assumption used to determine the fair value of our wireless licenses is comparable sales transactions. Other assumptions used in determining fair value include developments or changes in legal, regulatory and technical matters as well as demographic and economic factors. Changes in comparable sales prices would generally result in a corresponding change in fair value. For example, a 10% decline in comparable sales prices would generally result in a 10% decline in fair value. However, a decline in comparable sales would likely require further adjustment to fair value to capture more recent macro-economic changes and changes in the demographic and economic characteristics unique to our wireless licenses, such as population size, composition, growth rate and density, household and disposable income, and the extent of the wireless-centric workforce in the markets covered by our wireless licenses. Spectrum auctions and comparable sales transactions in recent periods have resulted in modest increases to the aggregate fair value of our wireless licenses as increases in fair value in larger markets were slightly offset by decreases in fair value in markets with lower population densities. In addition, favorable developments in technical matters such as spectrum clearing and handset availability have positively impacted the fair value of a significant portion of our wireless licenses. Partially offsetting these increases in value were demographic and economic-related adjustments that were required to capture current economic developments. These demographic and economic factors resulted in a decline in fair value for certain of our wireless licenses.

As a result of the valuation analysis discussed above, the fair value of our wireless licenses increased by approximately 13% from September 2009 to September 2010 (as adjusted to reflect the effects of our acquisitions and dispositions of wireless licenses during the period). As of September 30, 2010, the fair value of our wireless licenses significantly exceeded their carrying value. The aggregate fair value of our individual wireless licenses was $2,734.7 million, which when compared to their respective aggregate carrying value of $1,920.0 million, yielded significant excess fair value.

As of September 30, 2010, the aggregate fair value and carrying value of our individual operating wireless licenses was $2,518.2 million and $1,772.2 million, respectively. If the fair value of our operating wireless licenses had declined by 10% in such impairment test, we would not have recognized any impairment loss. As of September 30, 2010, the aggregate fair value and carrying value of our individual non-operating wireless licenses was $216.5 million and $147.8 million, respectively. If the fair value of our non-operating wireless licenses had declined by 10% as of September 30, 2010, we would have recognized an impairment loss of approximately $1.0 million.

Goodwill

During the third quarter each year, we assess our goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the book value of our net assets to our fair value. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any.

In connection with the annual impairment test in 2010, significant judgments were required in order to estimate our fair value. We based our determination of fair value primarily upon our average market capitalization for the month of August, plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. We considered the month of August to be an appropriate period over which to measure average market capitalization in 2010 because trading prices during that period reflected market reaction to our most recently announced financial and operating results, announced early in the month of August.

In conducting the annual impairment test during the third quarter of 2010, we applied a control premium of 30% to our average market capitalization. We believe that consideration of a control premium is customary in determining fair value, and is contemplated by the applicable accounting guidance. We believe that our consideration of a control premium was appropriate because we believe that our market capitalization does not fully capture the fair value of our business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in our company. We determined the amount of the control premium as part of our third quarter 2010 testing based upon our relevant transactional experience, a review of recent comparable telecommunications transactions and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving our company could be higher or lower than the control premium we applied.

The carrying value of our goodwill was $430.1 million as of August 31, 2010. As of August 31, 2010, the book value of our net assets exceeded the fair value of our company, determined based upon our average market capitalization during the month of August 2010 and applying an assumed control premium of 30%. As a result, we performed the second step of the assessment to measure the amount of any impairment.

Under step two of the assessment, we performed a hypothetical purchase price allocation as if our company was being acquired in a business combination and estimated the fair value of the our identifiable assets and liabilities. This determination required us to make significant estimates and assumptions regarding the fair value of both our recorded and unrecorded assets and liabilities such as customer relationships, wireless licenses and property and equipment. This step of the assessment indicated that the implied fair value of our goodwill was zero, as the fair value of our identifiable assets and liabilities as of August 31, 2010 exceeded our fair value. As a result, we recorded a non-cash impairment charge of $430.1 million in the third quarter of 2010, reducing the carrying amount of our goodwill to zero.

On October 1, 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless, a newly formed joint venture controlled and managed by Cricket. We are in the process of determining the fair value of the net assets acquired and intend to include the final purchase price allocation and other required disclosures in our Annual Report on Form 10-K for the year ending December 31, 2010, which may result in a portion of the purchase price being allocated to goodwill on our consolidated balance sheet. The closing price of Leap common stock was $12.35 on September 30, 2010 and Leap’s market capitalization was below our book value on such date. Since September 30, 2010, the closing price of Leap common stock has ranged from a high of $12.35 per share to a low of $10.76 per share on October 27, 2010. If the final purchase price allocation results in the recording of goodwill, and if the price of Leap common stock continues to trade at prices below book value per share, we expect that we will determine, in connection with our fourth quarter impairment evaluation, that we are required to recognize a non-cash impairment charge equal to the full amount of any goodwill recorded as part of this transaction. Any required impairment to goodwill would be a function of the impairment test being performed at the enterprise level and would not relate to the operating results of the acquired business or the purchase price allocation.

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations for the three and nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended September 30,
		% of 2010		% of 2009	Change from
		Service		Service	Prior Year
	2010	Revenues	2009	Revenues	Dollars	Percent

Revenues:
Service revenues	$565,237		$541,268		$23,969	4.4%
Equipment revenues	37,478		58,200		(20,722)	(35.6)%

Total revenues	602,715		599,468		3,247	0.5%

Operating expenses:
Cost of service	180,043	31.9%	156,707	29.0%	23,336	14.9%
Cost of equipment	120,273	21.3%	133,502	24.7%	(13,229)	(9.9)%
Selling and marketing	98,942	17.5%	111,702	20.6%	(12,760)	(11.4)%
General and administrative	89,202	15.8%	87,077	16.1%	2,125	2.4%
Depreciation and amortization	114,055	20.2%	107,876	19.9%	6,179	5.7%
Impairment of assets	477,327	84.4%	639	0.1%	476,688	*

Total operating expenses	1,079,842	191.0%	597,503	110.4%	482,339	80.7%
Loss on sale or disposal of assets	(923)	(0.2)%	(591)	(0.1)%	(332)	56.2%

Operating income (loss)	$(478,050)	(84.6)%	$1,374	0.3%	$(479,424)	*

	Nine Months Ended September 30,
		% of 2010		% of 2009	Change from
		Service		Service	Prior Year
	2010	Revenues	2009	Revenues	Dollars	Percent

Revenues:
Service revenues	$1,747,058		$1,596,858		$150,200	9.4%
Equipment revenues	143,152		187,005		(43,853)	(23.5)%

Total revenues	1,890,210		1,783,863		106,347	6.0%

Operating expenses:
Cost of service	521,780	29.9%	455,618	28.5%	66,162	14.5%
Cost of equipment	399,367	22.9%	419,073	26.2%	(19,706)	(4.7)%
Selling and marketing	307,275	17.6%	311,913	19.5%	(4,638)	(1.5)%
General and administrative	270,402	15.5%	274,192	17.2%	(3,790)	(1.4)%
Depreciation and amortization	333,950	19.1%	297,230	18.6%	36,720	12.4%
Impairment of assets	477,327	27.3%	639	0.0%	476,688	*

Total operating expenses	2,310,101	132.2%	1,758,665	110.1%	551,436	31.4%
Gain (loss) on sale or disposal of assets	(3,864)	(0.2)%	1,436	0.1%	(5,300)	(369.1)%

Operating income (loss)	$(423,755)	(24.3)%	$26,634	1.7%	$(450,389)	*

*	Percentage change is not meaningful

The following tables summarize customer activity for the three and nine months ended September 30, 2010 and 2009:

			Change
For the Three Months Ended September 30(1):	2010	2009	Amount	Percent

Gross customer additions	644,387	851,230	(206,843)	(24.3)%
Net customer additions (losses)	(199,949)	116,182	(316,131)	(272.1)%
Weighted-average number of customers	5,131,982	4,555,605	576,377	12.7%

			Change
For the Nine Months Ended September 30(1):	2010	2009	Amount	Percent

Gross customer additions	2,460,700	2,532,074	(71,374)	(2.8)%
Net customer additions	134,103	811,702	(677,599)	(83.5)%
Weighted-average number of customers	5,185,976	4,348,973	837,003	19.2%
As of September 30:
Total customers	5,088,208	4,656,362	431,846	9.3%

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Service Revenues

Service revenues increased $24.0 million, or 4.4%, for the three months ended September 30, 2010 compared to the corresponding period of the prior year. This increase resulted from a 12.7% increase in average total customers. This increase was partially offset by a 6.5% decline in average monthly revenues per customer. The decline in average monthly revenues per customer was primarily attributable to the elimination of certain late payment and reactivation fees in August 2010, and the increase in the number of customers using our Cricket Broadband and Cricket PAYGo services, which are generally priced lower than our most popular Cricket Wireless service plans.

Service revenues increased $150.2 million, or 9.4%, for the nine months ended September 30, 2010 compared to the corresponding period of the prior year. This increase resulted from a 19.2% increase in average total customers. This increase was partially offset by a 8.0% decline in average monthly revenues per customer. The decline in average monthly revenues per customer was primarily attributable to the increase in the number of customers using our Cricket Broadband and Cricket PAYGo services, which are generally priced lower than our most popular Cricket Wireless service plans.

Equipment Revenues

Equipment revenues decreased $20.7 million, or 35.6%, for the three months ended September 30, 2010 compared to the corresponding period of the prior year. The decline in equipment revenues resulted from a 9.8% decrease in the number of devices sold and a reduction in the average revenue per device sold. The reduction in the average revenue per device sold was primarily due a reduction in the average selling price of our devices to new and upgrading customers and an increase in commissions paid to dealers which are recorded as a reduction of equipment revenue.

Equipment revenues decreased $43.9 million, or 23.5%, for the nine months ended September 30, 2010 compared to the corresponding period of the prior year. A 8.8% increase in the number of devices sold was offset by a reduction in the average revenue per device sold. The reduction in the average revenue per device sold was primarily due to various device promotions offered to customers, an increase in the number of customers purchasing our lower-priced devices, a reduction in the average selling price of our devices to new and upgrading customers and an increase in commissions paid to dealers which are recorded as a reduction of equipment revenue.

Cost of Service

Cost of service increased $23.3 million, or 14.9%, for the three months ended September 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service was 31.9% compared to 29.0% in the prior year period. Principal factors contributing to the increase in cost of service included increases in roaming and international long distance costs in connection with our introduction of unlimited nationwide roaming and international long distance services.

Cost of service increased $66.2 million, or 14.5%, for the nine months ended September 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service was 29.9% compared to 28.5% in the prior year period. Principal factors contributing to the increase in cost of service included increases in roaming and international long distance costs in connection with our introduction of unlimited nationwide roaming and international long distance services.

Cost of Equipment

Cost of equipment decreased $13.2 million, or 9.9%, for the three months ended September 30, 2010 compared to the corresponding period of the prior year. The decline in cost of equipment resulted primarily from a 9.8% decrease in the number of devices sold.

Cost of equipment decreased $19.7 million, or 4.7%, for the nine months ended September 30, 2010 compared to the corresponding period of the prior year. An 8.8% increase in the number of devices sold was offset by a reduction in the average cost per device sold, primarily due to benefits of scale and our cost-management initiatives.

Selling and Marketing Expenses

Selling and marketing expenses decreased $12.8 million, or 11.4%, for the three months ended September 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 17.5% from 20.6% in the prior year period. This percentage decrease was largely attributable to a 1.9% decrease in media and advertising costs as a percentage of service revenues, reflecting higher spending in the third quarter of 2009 in connection with the launch of our new markets during 2009, and an increase in service revenues and consequent benefits of scale.

Selling and marketing expenses decreased $4.6 million, or 1.5%, for the nine months ended September 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 17.6% from 19.5% in the prior year period. This percentage decrease was largely attributable to a 1.8% decrease in media and advertising costs as a percentage of service revenues, reflecting higher spending in the prior year period in connection with the launch of our two largest markets during 2009, and an increase in service revenues and consequent benefits of scale.

General and Administrative Expenses

General and administrative expenses increased $2.1 million, or 2.4%, for the three months ended September 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 15.8% from 16.1% in the prior year period primarily due to an increase in service revenues and consequent benefits of scale and continued benefits realized from our cost-management initiatives.

General and administrative expenses decreased $3.8 million, or 1.4%, for the nine months ended September 30, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 15.5% from 17.2% in the prior year period primarily due to an increase in service revenues and consequent benefits of scale and continued benefits realized from our cost-management initiatives.

Depreciation and Amortization

Depreciation and amortization expense increased $6.2 million, or 5.7%, for the three months ended September 30, 2010 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was primarily due to an increase in property and equipment in connection with the build-out and launch of our new markets throughout 2009 and the improvement and expansion of our networks in existing markets.

Depreciation and amortization expense increased $36.7 million, or 12.4%, for the nine months ended September 30, 2010 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was primarily due to an increase in property and equipment in connection with the build-out and launch of our new markets throughout 2009 and the improvement and expansion of our networks in existing markets.

Impairment of Assets

As more fully described in Note 2 to our condensed consolidated financial statements, included in “Part I-Item 1, Financial Statements” in this report, as a result of our annual impairment testing of our goodwill conducted during the third quarter of 2010, we recorded a goodwill impairment charge of $430.1 million during the period ended September 30, 2010. No goodwill impairment charges were recorded during the period ended September 30, 2009.

As a result of our annual impairment testing of our wireless licenses conducted during the third quarters of 2010 and 2009, we recorded an impairment charge of $0.8 million and $0.6 million, respectively, to reduce the carrying values of certain non-operating wireless licenses to their fair values. No such impairment charges were recorded with respect to our operating wireless licenses for either period, as the aggregate fair values of these licenses exceeded their aggregate carrying value.

As a result of our determination to spend an increased portion of our planned capital expenditures on the deployment of next-generation LTE technology and to defer our previously planned network expansion activities, we also recorded an impairment charge of $46.5 million during the period ended September 30, 2010. These costs were previously included in construction-in-progress, for certain network design, site acquisition and interest costs capitalized during the construction period. No such impairment charges were recorded during the period ended September 30, 2009.

Gain (Loss) on Sale or Disposal of Assets

During the three months ended September 30, 2010 and 2009, we recognized losses of $0.9 million and $0.6 million, respectively, primarily related to the disposal of certain of our property and equipment.

During the nine months ended September 30, 2010, we recognized losses of $3.9 million primarily related to the disposal of certain of our property and equipment. In the first quarter of 2009 we recognized a non-monetary net gain of approximately $4.4 million upon the closing of a license exchange transaction. This net gain was partially offset by approximately $2.4 million in losses that we recognized upon the disposal of certain of our property and equipment during the first half of 2009.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	2009	Change

Equity in net income (loss) of investees, net	$(316)	$996	$(1,312)
Interest income	212	727	(515)
Interest expense	(60,471)	(59,129)	(1,342)
Other income (expense), net	135	(17)	152
Income tax benefit (expense)	5,154	(9,358)	14,512

	Nine Months Ended September 30,
	2010	2009	Change

Equity in net income of investees, net	$1,142	$2,990	$(1,848)
Interest income	934	2,314	(1,380)
Interest expense	(181,062)	(150,040)	(31,022)
Other income (expense), net	3,207	(126)	3,333
Loss on extinguishment of debt	—	(26,310)	26,310
Income tax benefit (expense)	(18,537)	(29,412)	10,875

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Equity in Net Income (Loss) of Investees, Net

Equity in net income (loss) of investees, net reflects our share of net income and net losses of regional wireless service providers in which we hold investments.

Interest Income

Interest income decreased $0.5 million during the three months ended September 30, 2010 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in interest rates from the corresponding period of the prior year.

Interest income decreased $1.4 million during the nine months ended September 30, 2010 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in interest rates from the corresponding period of the prior year.

Interest Expense

Interest expense increased $1.3 million during the three months ended September 30, 2010 compared to the corresponding period of the prior year. This increase resulted primarily from the fact that we did not capitalize interest during the three months ended September 30, 2010 compared to $1.3 million of interest that we capitalized during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out.

Interest expense increased $31.0 million during the nine months ended September 30, 2010 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $1,100 million of 7.75% senior secured notes due 2016 in June 2009. In addition, we did not capitalize interest during the nine months ended September 30, 2010 compared to $20.5 million of capitalized interest during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out.

Other Income (Expense), Net

During the nine months ended September 30, 2010, we recognized $3.2 million of gains in connection with the liquidation of certain of our investments in asset-backed commercial paper.

Loss on Extinguishment of Debt

In connection with our issuance of $1,100 million of 7.75% senior secured notes due 2016 in June 2009, we repaid all principal amounts outstanding under our former credit agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, a prepayment premium of $17.5 million and a payment of $8.5 million in connection with the unwinding of associated interest rate swap agreements. In connection with such repayment, we terminated the former credit agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the former credit agreement, we recognized a $26.3 million loss on extinguishment of debt during the nine months ended September 30, 2009, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with our interest rate swaps.

Income Tax Expense

The computation of our annual effective tax rate includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting our ordinary income (loss). Our projected ordinary income tax expense for the full year 2010, which excludes the effect of discrete items, consists primarily of the deferred tax effect of our investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because our projected 2010 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with the authoritative guidance for accounting for income taxes in interim periods, we have computed our provision for income taxes for the three and nine months ended September 30, 2010 and 2009 by applying the actual effective tax rate to the year-to-date income.

During the three and nine months ended September 30, 2010, we recorded income tax benefit of $5.2 million and income tax expense of $18.5 million, respectively, compared to income tax expense of $9.4 million and $29.4 million for the three and nine months ended September 30, 2009, respectively. The decreases in income tax expense during the three and nine months ended September 30, 2010 compared to the prior year periods were primarily caused by a $15.5 million nonrecurring income tax benefit associated with the deferred tax effect related to the goodwill impairment charge recorded during the period ended September 30, 2010. In addition, we recorded a net income tax benefit of $4.1 million related to the deferred tax effect of our purchase of the remaining interest in LCW Wireless for the period ended September 30, 2010. These income tax benefits were partially offset during the period ended September 30, 2010 by an increase to tax expense from the deferred tax effect related to our investment in Denali. Our state tax rate for the three and nine months ended September 30, 2010 increased as a result of the expansion of our operating footprint in fiscal 2009 into new, higher-taxing states. During the period ended September 30, 2009, our state tax rate decreased as a result of the enactment of the California Budget Act of 2008, which was signed into law on February 20, 2009, and which will permit taxpayers to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011.

We expect that we will recognize income tax expense for the full year 2010 despite the fact that we have recorded a full valuation allowance on almost all of our deferred tax assets. This result is because of the deferred tax effect of our investment in certain joint ventures as well as the amortization of wireless licenses for income tax purposes.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss, or NOL, carryforwards, capital loss carryforwards and income tax credits. We must then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. Included in our deferred tax assets as of September 30, 2010 were federal NOL carryforwards of approximately $2.0 billion (which begin to expire in 2022) and state NOL carryforwards of approximately $2.1 billion ($21.9 million of which will expire at the end of 2010), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of our periodic assessment of recoverability, we have weighed the positive and negative factors with respect to recoverability and, at this time, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of the deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax credit. We will continue to closely monitor the positive and negative factors to assess whether we are required to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision.

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

Performance Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month, or ARPU, which measures average service revenue per customer; cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer; cash costs per user per month, or CCU, which measures the non-selling cash cost of operating our business on a per customer basis; churn, which measures turnover in our customer base; and adjusted OIBDA, which measures operating performance. ARPU, CPGA, CCU and adjusted OIBDA are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, which are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, which are excluded from the most directly comparable measure so calculated and presented. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of ARPU, CPGA, CCU and adjusted OIBDA to the most directly comparable GAAP financial measures.

ARPU is service revenue divided by the weighted-average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. Under our current revenue recognition policy, regulatory fees and telecommunications taxes that are billed and collected from our customers are reported as service revenues net of amounts that we remit to government agencies. Effective August 2010 with the launch of our new “all-inclusive” service plans, we no longer bill and collect these fees and taxes from customers, although we incur a reduction to our reported service revenues when we remit these fees and taxes to governmental agencies. As a result, for purposes of our calculation of ARPU, these fees and taxes with respect to our “all-inclusive” plans have been added back to service revenues. In a corresponding adjustment described below, these fees and taxes remitted with respect to our “all-inclusive” plans have been added to our cost of service for purposes of calculating CCU.

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

CCU is cost of service and general and administrative costs (excluding applicable share-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition (which includes the gain or loss on the sale of devices to existing customers, costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers) and commissions paid to third parties for certain activities related to the continuing service of customers), divided by the weighted-average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. In connection with the launch of our new “all-inclusive” service plans in August 2010, regulatory fees and telecommunications taxes with respect to these plans that we pay and no longer bill and collect from our customers have been added to cost of service for purposes of calculating CCU. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.

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

The following table shows metric information for the three months ended September 30, 2010 and 2009 (in thousands, except ARPU, CPGA, CCU and Churn):

	Three Months Ended
	September 30,
	2010	2009

ARPU	$37.02	$39.60
CPGA	$219	$208
CCU	$19.83	$17.73
Churn	5.5%	5.4%
Adjusted OIBDA	$123,237	$121,487

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures, as described above, that are widely used in the industry but that are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC.

ARPU — The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended September 30,
	2010	2009

Service revenues	$565,237	$541,268
Plus applicable regulatory fees and telecommunications taxes remitted for our “all-inclusive” service plans	4,669	—
Total service revenues used in the calculation of ARPU	$569,906	$541,268

Weighted-average number of customers	5,131,982	4,555,605

ARPU	$37.02	$39.60

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended
	September 30,
	2010	2009

Selling and marketing expense	$98,942	$111,702
Less share-based compensation expense included in selling and marketing expense	(1,577)	(1,866)
Plus cost of equipment	120,273	133,502
Less equipment revenue	(37,478)	(58,200)
Less net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition	(38,833)	(7,708)

Total costs used in the calculation of CPGA	$141,327	$177,430
Gross customer additions	644,387	851,230

CPGA	$219	$208

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	September 30,
	2010	2009

Cost of service	$180,043	$156,707
Plus general and administrative expense	89,202	87,077
Less share-based compensation expense included in cost of service and general and administrative expense	(7,405)	(9,141)
Plus net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition	38,833	7,708
Plus applicable regulatory fees and telecommunications taxes remitted for our “all-inclusive” service plans	4,669	—

Total costs used in the calculation of CCU	$305,342	$242,351
Weighted-average number of customers	5,131,982	4,555,605

CCU	$19.83	$17.73

Adjusted OIBDA — The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (in thousands):

	Three Months Ended
	September 30,
	2010	2009

Operating income (loss)	$(478,050)	$1,374
Plus depreciation and amortization	114,055	107,876

OIBDA	$(363,995)	$109,250
Less (gain) loss on sale or disposal of assets	923	591
Plus impairment of assets	477,327	639
Plus share-based compensation expense	8,982	11,007

Adjusted OIBDA	$123,237	$121,487

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $564.5 million in unrestricted cash, cash equivalents and short-term investments as of September 30, 2010. We generated $326.3 million of net cash from operating activities during the nine months ended September 30, 2010, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. We believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations, as well as our current business expansion efforts as described below. From time to time, we may generate additional liquidity through capital market transactions, including by refinancing some or all of our existing indebtedness and/or raising additional capital for general corporate purposes or business expansion efforts.

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial and operating performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected financial and operating results, the competitive landscape and other factors. In evaluating our liquidity and managing our financial resources, we plan to maintain what we consider to be at least a reasonable surplus of unrestricted cash, cash equivalents and short-term investments to be available, if necessary, to address unanticipated variations or changes in working capital, operating and capital requirements, and our financial and operating performance. If cash generated from operations were to be adversely impacted by substantial changes in our projected financial and operating performance (for example, as a result of changes in general economic conditions, higher interest rates, increased competition in our markets, slower-than-anticipated growth or customer acceptance of our products or services, increased churn or other factors), we believe that we could manage our expenditures, including capital expenditures, to the extent we deemed necessary, to match our available liquidity. Our projections regarding future capital and operating requirements and liquidity are based upon current operating, financial and competitive information and projections regarding our business and its financial performance. There are a number of risks and uncertainties (including the risks to our business described above and others set forth in this report in Part II — Item 1A. under the heading entitled “Risk Factors”) that could cause our financial and operating results and capital requirements to differ materially from our projections and that could cause our liquidity to differ materially from the assessment set forth above.

Our current business expansion efforts include activities to broaden our product portfolio and distribution channels and to enhance our network coverage and capacity in our existing markets. We recently entered into a wholesale agreement to permit us to offer Cricket wireless services outside of our current network footprint and a roaming agreement to provide our customers with nationwide data service. In addition to the broadening of our product portfolio and distribution channels, we continue to enhance our network coverage and capacity in many of our existing markets. We have also entered into an agreement to purchase the remaining interests in Denali, and we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless, a newly formed joint venture controlled and managed by Cricket. We also currently plan to deploy next-generation LTE network technology over the next few years. To support these current business expansion efforts, we will likely need to refinance a significant portion of our existing indebtedness before it matures in 2014.

We may pursue other activities to build our business. Future business expansion efforts could include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets, entering into partnerships with others or the acquisition of other wireless communications companies or complementary businesses. We do not intend to pursue any of these other business expansion activities at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business expansion efforts and any such other activities.

As of September 30, 2010, we had $2,750 million in senior indebtedness outstanding, which comprised $1,100 million of 9.375% unsecured senior notes due 2014, $250 million of 4.5% convertible senior notes due 2014,

$300 million of 10.0% unsecured senior notes due 2015 and $1,100 million of 7.75% senior secured notes due 2016, as more fully described below. The indentures governing Cricket’s secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness beyond specified thresholds.

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

Cash Flows

Operating Activities

Net cash provided by operating activities increased $131.4 million, or 67.5%, for the nine months ended September 30, 2010 compared to the corresponding period of the prior year. This increase was primarily attributable to increased operating income (exclusive of non-cash items such as depreciation, amortization and asset impairment) and changes in working capital.

Investing Activities

Net cash used in investing activities was $162.0 million during the nine months ended September 30, 2010, which included the effects of the following transactions:

•	During the nine months ended September 30, 2010, we and our consolidated joint ventures purchased $298.9 million of property and equipment for the ongoing growth and development of markets in commercial operation and other internal capital projects.

•	During the nine months ended September 30, 2010, we made investment purchases of $481.4 million, offset by sales or maturities of investments of $621.4 million.

Financing Activities

Net cash used in financing activities was $31.0 million during the nine months ended September 30, 2010, primarily reflecting the effects of the $24.2 million we paid to acquire all outstanding membership interests in LCW Wireless.

Senior Notes

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium we received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At September 30, 2010, the effective interest rate on the $350 million of senior notes was 9.04%, which includes the effect of the premium amortization.

The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears, which interest payments commenced in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless, Denali and STX Wireless and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, (including LCW Wireless and STX Wireless and their respective subsidiaries) and of Denali and its subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless, Denali and STX Wireless and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including LCW Wireless and STX Wireless and their respective subsidiaries) and of Denali and its subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2010, the effective interest rate on the notes was 8.01%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in November 2009. The notes are guaranteed on a senior secured basis by Leap and each of its direct and indirect existing domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless, Denali and STX Wireless and their respective subsidiaries) and any future wholly owned domestic restricted subsidiary that guarantees any indebtedness of Cricket or a guarantor of the notes. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ senior secured obligations and are equal in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated indebtedness.

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

The notes and the guarantees are secured on a pari passu basis with all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 3.5 times Leap’s consolidated cash flow (excluding the consolidated cash flow of LCW Wireless, Denali and STX Wireless) for the prior four fiscal quarters through December 31, 2010, stepping down to 3.0 times such consolidated cash flow for any such debt incurred after December 31, 2010 but on or prior to December 31, 2011, and to 2.5 times such consolidated cash flow for any such debt incurred after December 31, 2011.

The notes and the guarantees are effectively junior to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap’s consolidated cash flow (excluding the consolidated cash flow of LCW Wireless, Denali and STX Wireless) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, (including LCW Wireless and STX Wireless and their respective subsidiaries) and of Denali and its subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

LCW Operations Senior Secured Credit Agreement

As of September 30, 2010, LCW Operations had a senior secured credit agreement, as amended, consisting of two term loans with an aggregate outstanding principal amount of approximately $12.1 million. On October 28, 2010, LCW Operations repaid all amounts outstanding under the senior secured credit agreement, and the agreement was terminated.

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

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the guidance for fair value measurements. Assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 and assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models and indicative bids from potential purchasers for which the determination of fair value requires judgment and estimation. As of September 30, 2010, none of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability. We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

During the nine months ended September 30, 2010, we made approximately $298.9 million in capital expenditures. These capital expenditures were primarily for the ongoing growth and development of markets in commercial operation and other internal capital projects.

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

On March 30, 2010, we acquired an additional 23.9% membership interest in LCW Wireless from CSM Wireless, LLC, or CSM, following CSM’s exercise of its option to sell its interest in LCW Wireless to us for $21.0 million, which increased our non-controlling interest in LCW Wireless to 94.6%. On August 25, 2010, we acquired the remaining 5.4% of the membership interests in LCW Wireless, following an exercise by WLPCS Management, LLC of its option to sell its entire controlling interest in LCW Wireless to us for $3.2 million. As a result of the acquisition, LCW Wireless and its subsidiaries became our wholly owned subsidiaries.

On September 15, 2010, we and a subsidiary of AT&T, Inc., or AT&T, entered into two wireless license purchase agreements, under which we agreed to purchase a wireless license for an additional 10 MHz of spectrum in Corpus Christi, Texas for $4.0 million, and AT&T agreed to purchase wireless licenses for an additional 10 MHz of spectrum covering portions of North Carolina, Kentucky, New York and Colorado for an aggregate of $4.0 million. Completion of each transaction is subject to customary closing conditions, including the consent of the FCC. We have recorded a loss on the sale transaction of $0.2 million for the three and nine months ended September 30, 2010 and the carrying values of the wireless licenses to be sold to AT&T have been classified as assets held for sale in our condensed consolidated balance sheets as of September 30, 2010. Following the closing of the acquisition of the Corpus Christi, Texas spectrum, we intend to sell such spectrum to STX Wireless for $4.0 million.

On September 21, 2010, we entered into an agreement with DSM to acquire DSM’s 17.5% controlling interest in Denali for up to approximately $58 million in cash (depending on the timing of the closing) and a five-year $45.5 million promissory note. Interest on the outstanding principal balance of the note will accrue at compound annual rates ranging from approximately 5.0% to 8.3%. Cricket must make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket’s obligations under the note will be secured on a first-lien basis by certain assets of Savary Island. Upon the closing of the transaction, Denali and its subsidiaries will become wholly owned subsidiaries of Cricket.

In addition, on September 21, 2010, Denali entered into an agreement with Ring Island Wireless, LLC, or Ring Island, to contribute all of its spectrum outside its Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling interest. Ring Island will contribute $5.1 million in cash to the venture in exchange for a 15% controlling interest. Savary Island is a newly formed entity that has applied to the FCC to obtain this spectrum as a “very small business” designated entity under FCC regulations. In connection with Denali’s contribution, Savary Island will assume $211.6 million of the outstanding senior secured debt owed by Denali to Cricket, and Cricket will provide a senior secured working capital facility to Savary Island with initial availability of up to $5.0 million. Denali will retain the spectrum and assets relating to its Chicago and Southern Wisconsin operating markets. At the closing, Savary Island will enter into a management services agreement with Cricket, pursuant to which Cricket will provide management and administrative services to Savary Island and its subsidiaries. Under the amended and restated limited liability company agreement of Savary Island that will be entered into by Denali and Ring Island at the closing, and based upon current FCC requirements, Ring Island will have the right to put all of its membership interest in Savary Island to Cricket in mid-2012.

The closings of both transactions are subject to customary closing conditions, including the approval of the FCC, and the closing of Cricket’s acquisition of DSM’s controlling interest in Denali is subject to the prior closing of the Savary Island transaction.

On October 1, 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to a new joint venture, STX Wireless, with Cricket receiving a 75.75% controlling interest in the venture and Pocket receiving a 24.25% non-controlling interest. Immediately prior to the closing, we also purchased specified assets from Pocket for approximately $38 million in cash, which assets were also contributed to the venture. The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement, or the STX LLC Agreement.

The joint venture strengthens our presence and competitive positioning in the South Texas region. Commencing October 1, 2010, STX Wireless began providing Cricket wireless service to approximately 700,000 customers, of which approximately 300,000 or more were contributed by Pocket. The combined network footprint covers 4.4 million POPs.

Under the STX LLC Agreement Pocket has the right to put, and we have the right to call, all of Pocket’s membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket would be obligated to sell to us all of its membership interests in STX Wireless. The purchase price for Pocket’s membership interests would be equal to 24.25% of Leap’s enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, payable in either cash, Leap common stock or a combination thereof, as determined by us in our discretion (provided that, if permitted by our debt instruments, at least $25 million of the purchase price must be paid in cash). We would have the right to deduct from or set off against the purchase price certain distributions to, and obligations owed to us by, Pocket. Under the STX LLC Agreement, we would be permitted to purchase Pocket’s membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding.

At the closing, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket’s membership interests in STX Wireless. Such loans will bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of the tenth anniversary of the closing date and the date on which Pocket ceases to hold any membership interests in STX Wireless. We will have the right to set off all outstanding principal and interest under this loan facility against the payment of the purchase price for Pocket’s membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap.

Wholesale Agreement

On August 2, 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel. The agreement permits us to offer Cricket wireless services outside our current network footprint using Sprint’s network.

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

Device Purchase Agreements

During the second and third quarters of 2010 we entered into agreements with various suppliers for the purchase of wireless devices. These agreements require us to purchase specified quantities of devices based on either its short-term projections ranging from one to three months or, with respect to one purchase agreement, based on minimum commitment levels through July 2012. The total aggregate commitment outstanding under these agreements was approximately $312.8 million as of September 30, 2010.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our senior secured, senior and convertible senior notes all bear interest at a fixed rate. In addition, on October 28, 2010, LCW Operations repaid all amounts outstanding under its variable rate senior secured credit facility. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2010, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Litigation

Freedom Wireless

On November 2, 2010, a matter between Freedom Wireless, Inc., or Freedom Wireless, and us was dismissed with prejudice following the parties’ entry on July 23, 2010 into a license agreement covering the patents at issue in the matter. We were sued by Freedom Wireless on December 10, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that our Cricket unlimited voice service, in addition to our Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue. On January 19, 2009, we and Freedom Wireless entered into an agreement to settle the lawsuit and agreed to enter into a license agreement to provide Freedom Wireless with royalties on certain of our products and services.

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

Digital Technology Licensing

On April 21, 2009, we and certain other wireless carriers (including Hargray Wireless LLC, or Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC, or DTL, in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that we and Hargray Wireless sell and/or offer to sell Bluetoothﬁ devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL’s patent. DTL further alleges that we and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys’ fees, and expenses. On January 5, 2010, this matter was stayed, pending final resolution of another case that DTL brought against another wireless provider in which it alleged infringement of the patent that is at issue in our matter. That other case has been settled and dismissed but the stay in our matter has not been lifted.

Securities and Derivative Litigation

Leap was a nominal defendant in two shareholder derivative suits and a consolidated securities class action lawsuit. As indicated further below, each of these matters has been settled and the settlements have received final court approval.

The two shareholder derivative suits purported to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action asserted, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that we were restating certain of our financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS Communications, Inc. and claims alleging illegal insider trading by certain of the individual defendants. Leap and the individual defendants filed motions to dismiss the federal action, and on September 29, 2009, the district court granted Leap’s motion to dismiss the derivative complaint for failure to plead that a presuit demand on Leap’s board was excused.

The parties in the federal action executed a stipulation of settlement dated May 14, 2010 to resolve both the federal and state derivative suits. The settlement was subject to final court approval, among other conditions. On September 20, 2010, the district court held a final fairness hearing to approve the settlement, and on September 22, 2010 the district court granted final approval of the settlement, resulting in a release of the alleged claims against the individual defendants and their related persons. On September 22, 2010 a judgment was issued in the federal case, and on October 7, 2010 a dismissal with prejudice was entered in the state case. The settlement is based upon our agreement to adopt and implement and/or continue to implement or observe various operational and corporate governance measures, and to fund, through its insurance carriers, an award of attorney’s fees to plaintiffs’ counsel. The individual defendants denied liability and wrongdoing of any kind with respect to the claims made in the derivative suits and made no admission of any wrongdoing in connection with the settlement.

Leap and certain current and former officers and directors, and Leap’s independent registered public accounting firm, PricewaterhouseCoopers LLP, also were named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California which consolidated several securities class action lawsuits initially filed between September 2007 and January 2008. Plaintiffs alleged that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The consolidated complaint alleged that the defendants made false and misleading statements about Leap’s internal controls, business and financial results, and customer count metrics. The claims were based primarily on the November 9, 2007 announcement that we were restating certain of our financial statements and statements made in our August 7, 2007 second quarter 2007 earnings release. The lawsuit sought, among other relief, a determination that the alleged claims could be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. On January 9, 2009, the federal court granted defendants’ motions to dismiss the complaint for failure to state a claim. On February 23, 2009, defendants were served with an amended complaint which did not name PricewaterhouseCoopers LLP or any of Leap’s outside directors. Leap and the remaining individual defendants moved to dismiss the amended complaint.

The parties entered into a stipulation of settlement of the class action dated February 18, 2010. The court held a fairness hearing regarding the settlement on October 4, 2010, and granted final approval and issued a final judgment on October 14, 2010. The settlement provides for, among other things, dismissal of the lawsuits with prejudice, releases in favor of the defendants, and payment to the class of $13.75 million, which would include an award of attorneys’ fees to class plaintiffs’ counsel. The entire settlement amount was previously paid into an escrow account by our insurance carriers pursuant to the terms of the stipulation of settlement.

Department of Justice Inquiry

On January 7, 2009, we received a letter from the Civil Division of the United States Department of Justice, or the DOJ. In its letter, the DOJ alleges that between approximately 2002 and 2006, we failed to comply with certain federal postal regulations that required us to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts. As a result, the DOJ has asserted that we violated the False Claims Act, or the FCA, and are therefore liable for damages. On November 18, 2009, the DOJ presented us with a calculation that single damages in this matter were $2.7 million for the period from June 2003 through June 2006, which amount may be trebled under the FCA. The FCA also provides for statutory penalties, which the DOJ has previously asserted could total up to $11,000 per mailing. The DOJ had also previously asserted as an alternative theory of liability that we are liable on a basis of unjust enrichment for estimated single damages. We are currently in discussions with the DOJ to settle this matter.

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

There have been no material changes to the Risk Factors described under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010, as amended and supplemented by the Risk Factors described under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed with the SEC on May 10, 2010 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2010 filed with the SEC on August 6, 2010, other than:

•	changes to the risk factor below entitled “We Have Made Significant Investment, and May Continue to Invest, in Ventures That We Do Not Control,” which has been updated to reflect agreements entered into with respect to our Denali venture and proposed Savary Island venture and other developments;

•	the addition of a new risk factor below entitled “We May Have Difficulty Managing and Integrating New Joint Ventures or Partnerships That We Form or Companies or Businesses That We Acquire,” which has been added to reflect the closing of our joint venture with Pocket;

•	changes to the risk factor below entitled “Our Ability to Use Our Net Operating Loss Carryforwards to Reduce Future Tax Payments Could Be Negatively Impacted if There Is an “Ownership Change” (as Defined Under Section 382 of the Internal Revenue Code); Our Tax Benefit Preservation Plan May Not Be Effective to Prevent an Ownership Change,” which has been updated to reflect our adoption of a Tax Benefit Preservation Plan;

•	changes to the risk factor below entitled “Declines in Our Operating or Financial Performance Could Result in an Impairment of Our Indefinite-Lived Assets, Including Goodwill,” which has been updated to reflect the impairment of our goodwill in the third quarter of 2010 and potential impairment of our goodwill in the fourth quarter of 2010 in connection with our joint venture with Pocket; and

•	changes to the risk factor below entitled “Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws, under Delaware Law, in Our Indentures or in Our Tax Benefit Preservation Plan Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and Therefore Depress the Trading Price of Leap Common Stock,” which has been updated to reflect our adoption of a Tax Benefit Preservation Plan.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $533.3 million and $618.1 million for the three and nine months ended September 30, 2010, respectively, and net losses of $238.0 million, $143.4 million and $76.4 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our launched markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful expansion of our distribution channels and on customer acceptance of our Cricket product and service offerings. We have experienced and expect to continue to experience increased expenses in connection with our launch of significant new business expansion efforts, including activities to broaden our product portfolio and distribution channels and to enhance our network coverage and capacity. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a negative effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, competition in the wireless telecommunications market, our pace of new market launches and varying national economic conditions. Our current business plans assume that we will continue to increase our customer base over time, providing us with increased economies of scale. However, we experienced net decreases in our total customers of 111,718 in the second quarter of 2010 and 199,949 in the third quarter of 2010. Our ability to continue to grow our customer base and achieve the customer penetration levels we currently believe are possible in our markets is subject to a number of risks, including, among other things, increased competition from existing or new competitors, higher than anticipated churn, our inability to increase our network capacity to meet increasing customer demand, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully expand our distribution channels, changes in the demographics of our markets, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

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

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer unlimited service offerings. Sprint Nextel also offers a competitively-priced unlimited service offering under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer competitively-priced service offerings. For example, Tracfone Wireless has introduced a wireless offering under its “Straight Talk” brand using Verizon’s wireless network. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

In addition to voice offerings, there are a number of mobile broadband services that compete with our Cricket Broadband service. AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer mobile broadband services. In addition, Clearwire Corporation has launched unlimited 4G wireless broadband service in a number of markets in which we offer Cricket Broadband, and Clearwire has announced plans to launch this service in additional markets. Best Buy also recently launched a mobile broadband product using Sprint’s wireless network. These broadband service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of wireless voice and data services in each of our markets, as well as policies to increase the level of intermodal broadband competition. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of wireless licenses, which may increase the number of our competitors. More recently, the FCC announced in March 2010, as part of its National Broadband Plan, the goal of making an additional 500 MHz of spectrum available for broadband use within the next 10 years, of which the FCC stated that 300 MHz should be made available for mobile use within five years. The FCC has also adopted policies to allow satellite operators to use portions of their spectrum for ancillary terrestrial use and recently made further changes intended to facilitate the terrestrial use of this spectrum for wireless voice and broadband services. Taking advantage of such developments, at least one new entrant, LightSquared, has announced plans to launch a new wholesale, nationwide 4G-LTE wireless broadband network integrated with satellite coverage to allow partners to offer terrestrial-only, satellite-only or integrated satellite-terrestrial services to their end users. The FCC has also permitted the offering of broadband services over power lines. The auction and licensing of new spectrum, the re-purposing of other spectrum or the pursuit of policies designed to encourage broadband adoption across wireline and wireless platforms may result in new or existing competitors acquiring additional capacity, which could allow them to offer services that we may not be able to offer cost-effectively, or at all, with the licenses we hold or to which we have access.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. In August 2009 and March 2010, we revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans, to eliminate certain fees we previously charged customers who changed their service plans and to include unlimited nationwide roaming and international long distance services. These changes, which were made in response to the competitive and economic environment, resulted in lower average monthly revenue per customer and increased costs. In August 2010, we introduced a number of new initiatives to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, eliminating certain late fees we previously charges to customers who reinstated their service after having failed to pay their monthly bill on time, and entering into a new wholesale and nationwide roaming agreement and introducing new “smartphones” and other handsets and devices. These initiatives, however, are significant undertakings, and we expect to incur additional expense in the near term as we implement these changes. In addition, there can be no assurance that any of these new initiatives will be successful. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

General Economic Conditions May Adversely Affect Our Business, Financial Performance or Ability to Obtain Debt or Equity Financing on Reasonable Terms or at All.

Our business and financial performance are sensitive to changes in general economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, energy costs and other macro-economic factors. Market and economic conditions have been unprecedented and challenging in recent years. Continued concerns about the systemic impact of a long-term downturn, high unemployment, high energy costs, the availability and cost of credit and unstable housing and mortgage markets have contributed to increased market volatility and diminished expectations for the economy. Concern about the stability of the financial markets and the strength of counterparties has led many lenders and institutional investors to reduce or cease to provide credit to businesses and consumers, and less liquid credit markets have adversely affected the cost and availability of credit. These factors have led to a decrease in spending by businesses and consumers alike.

Continued market turbulence and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broad customer base and may be attractive to a market segment that is more vulnerable to weak economic conditions. As a result, during general economic downturns, we may have greater difficulty in gaining new customers within this base for our services and existing customers may be more likely to terminate service due to an inability to pay. For example, high unemployment levels have recently impacted our customer base, especially the lower-income segment of our customer base, by decreasing their discretionary income, which has resulted in higher levels of churn. Continued recessionary conditions and tight credit conditions may also adversely impact our vendors and dealers, some of which have filed for or may be considering bankruptcy, or may experience cash flow or liquidity problems, any of which could adversely impact our ability to distribute, market or sell our products and services. For example, in 2009, Nortel Networks, which has provided a significant amount of our network infrastructure, sold substantially all of its network infrastructure business to Ericsson. Sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition, general economic conditions have significantly affected the ability of many companies to raise additional funding in the capital markets. At times, U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and resulting in the unavailability of some forms of debt financing. Uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. These general economic conditions, combined with intensified competition in the wireless telecommunications industry and other factors, have also adversely affected the trading prices of equity securities of many U.S. companies, including Leap, which could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

If We Experience Low Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors in addition to the macro-economic factors described above, including the size of our calling areas, network performance and reliability issues, our device and service offerings, customer perceptions of our services, customer care quality and wireless number portability. Prior to the modifications to our service offerings that we introduced in August 2010, we experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which resulted in a higher churn rate as many of these customers were counted as having disconnected service but actually were retained. Managing these factors and customers’ expectations is essential in attracting and retaining customers. Although we have implemented programs to attract new customers and address customer turnover, we cannot assure you that these programs or our strategies to address customer acquisition and turnover will be successful. In addition, we and Denali launched a significant number of new Cricket markets in 2008 and 2009. In newly launched markets, we expect to initially experience a greater degree of customer turnover due to the number of customers new to Cricket service, although we generally expect that churn will gradually improve as the average tenure of customers in such markets increases. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investment, and May Continue to Invest, in Ventures That We Do Not Control.

We own an 82.5% non-controlling interest in Denali, an entity which acquired a wireless license covering the upper mid-west portion of the U.S. in Auction #66 through a wholly owned subsidiary. Denali acquired its wireless license as a “very small business” designated entity under FCC regulations. On September 21, 2010, we entered into an agreement to purchase the 17.5% interest we do not own in Denali. Upon the closing of this transaction, Denali will become a wholly-owned subsidiary of Cricket. In addition, on September 21, 2010, Denali entered into an agreement with Ring Island to contribute all its spectrum outside its Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island in exchange for an 85% non-controlling interest. Denali will retain the spectrum and assets relating to its Chicago and Southern Wisconsin operating markets. Savary Island is a newly formed entity that has applied to the FCC to obtain this spectrum a “very small business” designated entity under FCC regulations. The closings of both transactions are subject to customary closing conditions, including the approval of the FCC, and the closing of Cricket’s acquisition of DSM’s controlling interest in Denali is subject to the prior closing of the Savary Island transaction.

Our participation in these ventures is structured as a non-controlling interest in accordance with FCC rules and regulations. We have agreements with our current and proposed venture partners in Denali and Savary Island that are intended to allow us to participate to a limited extent in the development of the business through the ventures. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of the ventures, and may be terminated for convenience by the controlling members. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC.

The entities or persons that control these ventures or any other ventures in which we may invest may have interests and goals that are inconsistent or different from ours which could result in the venture taking actions that negatively impact our business or financial condition. In the past, we have had disagreements with the controlling member of our Denali venture, as discussed in Note 8 to our consolidated financial statements included in “Part I-

Item 1. Financial Statements” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 6, 2010. In addition, if any of the members of our ventures files for bankruptcy or otherwise fails to perform its obligations or does not manage the venture effectively, or if the venture files for bankruptcy, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity (although a substantial portion of our investment in Denali consists of, and a significant portion of our investment in Savary Island will consist of, secured debt).

The FCC has implemented rule changes aimed at addressing alleged abuses of its designated entity program. While we do not believe that these recent rule changes materially affect our existing and proposed ventures with Denali and Savary Island, the scope and applicability of these rule changes to these designated entity structures remain in flux and have been the subject to administrative and judicial review. On August 24, 2010, the United States Court of Appeals for the District of Columbia Circuit vacated certain of the FCC’s revisions to its designated entity rules. We cannot predict whether and to what extent the FCC will seek to reinstate or to further modify the designated entity rules. In addition, third parties and the federal government have challenged certain designated entity structures alleging violations of federal law and seeking monetary damages. We cannot predict the degree to which rule changes, federal court litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits will affect our current or future business ventures, including our existing and proposed arrangements with respect to Denali or Savary Island, or our or Denali’s current license holdings or our participation in future FCC spectrum auctions.

We May Be Unable to Obtain or Maintain the Roaming and Wholesale Services We Need From Other Carriers to Remain Competitive.

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming and wholesale services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services and generally on one key carrier for our data roaming services. We have also entered into a wholesale agreement with an affiliate of Sprint Nextel to permit us to offer Cricket wireless services outside of our current network footprint using Sprint’s network. Most of our roaming agreements cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners.

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

In light of the current FCC orders, if we were unexpectedly to lose the benefit of one or more key roaming or wholesale agreements, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for our customers or may be unable to provide such services on a cost-effective basis. Any such inability to obtain replacement agreements on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

We May Not Realize the Expected Benefits from Our New Wholesale Arrangement.

As discussed in “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report, on August 2, 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which permits us to offer Cricket wireless services outside our current network footprint using Sprint’s network. We have agreed, among other things, to provide a minimum of $300 million of revenue under the agreement over its initial five-year term (against which we can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $25 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in each of 2012, 2013 and 2014, and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provide in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year.

In addition, in the event we are involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc.), either we (or our successor in interest) or Sprint may terminate the agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, beginning at 40% for any such agreement entered into in or before 2011, 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015. In the event that we are involved in a change-of-control transaction with MetroPCS Communications, Inc. during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum revenue commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof.

We entered into this new wholesale agreement to enable us to offer enhanced products and service plans and to strengthen and improve our distribution. However, there are risks and uncertainties that could impact our ability to realize the expected benefits from this arrangement. Customers may not accept our products and service offerings at the levels we expect and our plans to increase our retail distribution channels may not result in additional customers or increased revenues. We cannot guarantee that we will be able to generate sufficient revenue to satisfy the annual and aggregate minimum revenue commitments or that prices for wireless services will not decline to levels below what we have negotiated to pay under the wholesale agreement. We also cannot guarantee that we will be able to renew the agreement on terms that will be acceptable to us following the completion of the initial five-year term of the agreement. Our inability to attract new wireless customers and increase our distribution could materially limit our ability to derive benefits from this new agreement, which could materially adversely affect our business, financial condition and results of operations.

We Restated Certain of Our Prior Consolidated Financial Statements in 2007, Which Led to Additional Risks and Uncertainties, Including Shareholder Litigation.

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

As a result of these events, we became subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and related litigation, which we recently settled.

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

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers unlimited wireless services for a flat rate without requiring them to enter into a fixed-term contract or pass a credit check. We provide voice and data services through our own Cricket network footprint and through roaming agreements that we have entered into with other carriers. In addition, we recently entered into a wholesale agreement to permit us to offer Cricket wireless services outside of our current network footprint and a roaming agreement to provide our customers with nationwide data service. Our strategy of offering unlimited wireless services may not prove to be successful in the long term. From time to time, we also evaluate our product and service offerings and the demands of our target customers and may modify, change, adjust or discontinue our product and service offerings or offer new products and services on a permanent, trial or promotional basis. We cannot assure you that these product or service offerings will be successful or prove to be profitable.

We Expect to Incur Higher Operating Expenses in Recently Launched Markets, and We Could Incur Substantial Costs if We Were to Elect to Build Out Additional New Markets.

During 2009, we and Denali Operations launched new markets in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. Our strategic objectives depend on our ability to successfully and cost-effectively operate these recently launched markets as well as our more mature markets and on customer acceptance of our Cricket product and service offerings. We generally expect to incur higher operating expenses during periods of business growth and during the first year after we launch service in new markets. If we fail to achieve consistent profitability in these markets, that failure could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our growth and launch of new markets requires continued management and control of our device inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, including shortages we experienced during the second quarter of 2009 and again in the second and third quarters of 2010. While we have recently implemented a new inventory management system and have undertaken other efforts to address inventory forecasting, there can be no assurance that we will not experience inventory shortages in the future. We introduced a significant number of new handsets and devices beginning in August 2010, including “smartphones.” Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

We May Have Difficulty Managing and Integrating New Joint Ventures or Partnerships That We Form or Companies or Businesses That We Acquire.

In addition to growing to our business through the operation of our existing and new markets, we may also expand our business by entering into joint ventures or partnerships with others or acquiring other wireless communications companies or complementary businesses. For example, on October 1, 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless, a newly formed joint venture controlled and managed by Cricket. At the closing, Cricket received a 75.75% controlling interest in the joint venture and Pocket received a 24.25% non-controlling interest. Commencing October 1, 2010, STX Wireless began providing Cricket wireless service in South Texas with a network footprint covering 4.4 million POPs. Entering into joint ventures and partnerships or acquiring other companies or businesses may create numerous possible risks and uncertainties, including unanticipated costs, expenses and liabilities, possible difficulties associated with the integration of the parties’ various operations and the potential diversion of management’s time and attention from our existing operations. Our failure to effectively manage and integrate new partnerships that we may enter into or companies or businesses that we could acquire could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of September 30, 2010, our total outstanding indebtedness was $2,739 million, including $1,100 million of senior secured notes due 2016 and $1,650 million in unsecured senior indebtedness, which comprised $1,100 million of senior notes due 2014, $250 million of convertible senior notes due 2014 and $300 million of senior notes due 2015.

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

We may incur additional indebtedness in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business expansion efforts, which could consist of debt financing from the public and/or private capital markets. We may also refinance some or all of our existing indebtedness. To provide flexibility with respect to any future capital raising alternatives, we have filed a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering.

If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. In addition, depending on the timing and extent of any additional indebtedness that we could incur, such additional amounts could potentially result in the issuance of adverse credit ratings affecting us and/or our outstanding indebtedness, which could make it more difficult or expensive for us to borrow in the future and could affect the trading price of any notes we could issue.

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

The indentures governing Cricket’s secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to make distributions or other payments to our investors or subordinated creditors unless we satisfy certain financial tests or other criteria. In addition, these indentures include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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

Our Ability to Use Our Net Operating Loss Carryforwards to Reduce Future Tax Payments Could Be Negatively Impacted if There Is an “Ownership Change” (as Defined Under Section 382 of the Internal Revenue Code); Our Tax Benefit Preservation Plan May Not Be Effective to Prevent an Ownership Change.

We have substantial federal and state NOLs for income tax purposes. Under the Internal Revenue Code, subject to certain requirements, we may “carry forward” our federal NOLs for up to a 20-year period to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. At September 30, 2010, we estimated that we had federal NOL carryforwards of approximately $2.0 billion (which begin to expire in 2022), and state NOL carryforwards of approximately $2.1 billion ($21.9 million of which will expire at the end of 2010). While these NOL carryforwards have a potential value of approximately $765.3 million in cash tax savings, there is no assurance we will be able to realize such tax savings.

If we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions, our ability to utilize these NOLs to offset future taxable income would be significantly limited. The occurrence of such a change would generally limit the amount of NOL carryforwards that we could utilize in a given year to the aggregate fair market value of Leap common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. In general terms, a change in ownership can occur whenever there is a collective shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The occurrence of such an ownership change would accelerate cash tax payments we would have to make and likely result in a substantial portion of our NOLs expiring before we could fully utilize them. As a result, any restriction on our ability to utilize these NOL carryforwards could have a material adverse impact on our business, financial condition and future cash flows.

Recent trading in Leap common stock has increased the risk of an ownership change under Section 382 of the Internal Revenue Code. On September 13, 2010, our board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the number of shares of Leap common stock outstanding at any particular time is determined in accordance with Section 382, it may differ from the number of shares that we report as outstanding in our SEC filings.

Although the Tax Benefit Preservation Plan is intended to reduce the likelihood of an adverse ownership change under Section 382, the Tax Benefit Preservation Plan may not prevent such an ownership change from occurring and does not protect against all transactions that could cause an ownership change, such as sales of Leap common stock by certain greater than 5% stockholders or transactions that occurred prior to the adoption of the Tax Benefit Preservation Plan (including by any greater than 5% stockholders who have not disclosed their ownership under Schedules 13D or 13G of the Securities Exchange Act of 1934). Accordingly, we cannot assure you that an ownership change under Section 382 will not significantly limit the use of our NOLs.

A Significant Portion of Our Assets Consists of Wireless Licenses and Other Intangible Assets.

As of September 30, 2010, 40.3% of our assets consisted of wireless licenses and other intangible assets. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

Competitors have begun providing competing wireless telecommunications service through the use of developing 4G technologies, such as WiMax and LTE. We currently plan to deploy LTE network technology over the next few years. We cannot predict, however, which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products and services. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. For example, we expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. In addition, we may be required to acquire additional spectrum to deploy these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis or at all. There are also risks that current or future versions of the wireless technologies and evolutionary path that we have selected or may select may not be demanded by customers or provide the advantages that we expect. If such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that widespread demand for advanced data services will develop at a price level that will allow us to earn a reasonable return on our investment. In addition, there are risks that other wireless carriers on whose networks our customers roam may change their technology to other technologies that are incompatible with ours. As a result, the ability of our customers to roam on such carriers’ wireless networks could be adversely affected. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected. Further, we may not be able to negotiate cost-effective data roaming agreements on 4G or other data networks, and we are not able to assure you that customer devices that operate on 4G or other data networks will be available at costs that will make them attractive to customers.

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

We have experienced higher than normal employee turnover in the past, including turnover of individuals at the most senior management levels. Our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. On September 20, 2010, we announced that our chief operating officer, Albin F. Moschner, was retiring effective as of the earlier of December 31, 2010 or the date on which a successor is appointed. We are currently looking for a new chief operating officer as well as other senior sales and marketing personnel. The loss of key individuals in the future may have a material adverse impact on our ability to effectively manage and operate our business. In addition, we may have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance.

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

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors, service providers or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply or provide services to us in the future, our business could be severely disrupted. Generally, there are multiple sources for the types of products and services we purchase or use. However, we rely on one key vendor for billing services, a limited number of vendors for device logistics, a limited number of vendors for voice and data communications transport services and a limited number of vendors for payment processing services. In December 2008 we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system. Because of the costs and time lags that can be associated with transitioning from one supplier or service provider to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers or service providers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

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

We Have Been Upgrading a Number of Significant Business Systems, including Our Customer Billing System, and Any Unanticipated Difficulties, Delays or Interruptions with the Transition Could Negatively Impact Our Business.

We have been upgrading a number of our significant, internal business systems, including our customer billing system. In December 2008, we entered into a long-term, exclusive services agreement with Convergys for the implementation and ongoing management of a new billing system. To help facilitate the transition of customer billing from our previous vendor, VeriSign, Inc., to Convergys, we acquired VeriSign’s billing system software and simultaneously entered into a transition services agreement to enable Convergys to provide us with billing services using the VeriSign software we acquired until the conversion to the new system is complete. In addition to the new billing system, we recently completed the implementation of a new inventory management system and new point-of-sale system.

We cannot assure you that we will not experience difficulties, delays or interruptions in connection with our transition to our new billing system. At times during the transition of our billing system, we will be limited in our ability to modify our current product and service offerings or to offer new products and services. In addition, the transition of this system may not progress according to our current schedule and could suffer cost overruns. Significant unexpected difficulties in transitioning our billing or other systems could materially impact our ability to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

Cricket Wireless customers generally use their handsets for voice calls for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Our Cricket Wireless service plans bundle certain features, long distance and unlimited service for a fixed monthly fee to more effectively compete with other telecommunications providers. We also offer Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service. We provide voice and data services through our own Cricket network footprint and through voice roaming agreements that we have entered into with other carriers. We recently entered into a wholesale agreement to permit us to offer Cricket wireless services outside of our current network footprint and a roaming agreement to provide our customers with nationwide data service. In addition to our voice services, we also offer Cricket Broadband, our unlimited mobile broadband service. Customer usage of our Cricket Broadband service has been significant.

If customers exceed expected usage for our voice or mobile broadband services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage of voice and mobile broadband services, and we continue to assess and seek to implement technological improvements to increase the efficiency of our wireless spectrum. In August 2010, we introduced new “smartphones” and other handsets and devices which will likely use greater amounts of network capacity. We currently manage our network and users of our Cricket Broadband service by limiting throughput speeds if their usage adversely impacts our network or service levels or if usage exceeds certain thresholds. However, if future wireless use by Cricket customers exceeds the capacity of our network, service quality may suffer. In addition, our roaming or wholesale costs may be higher than we anticipate. Depending on the extent of customers’ use of our network or the roaming or wholesale services we provide, we may be forced to raise the price of our voice or mobile broadband services to reduce volume, further limit data quantities or speeds, otherwise limit the number of new customers, acquire additional spectrum, or incur substantial capital expenditures to improve network capacity or quality.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed rate, our customers’ average minutes of use per month is substantially above U.S. averages. In addition, customer usage of our Cricket Broadband service has been significant. We intend to meet demand for our wireless services by utilizing spectrally efficient technologies or by entering into roaming or partnering agreements with other carriers. Despite our spectrum purchases in the FCC’s Auction #66, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. For example, Denali Operations currently operates on 10 MHz of spectrum in its Chicago market. In the future, we may be required to acquire additional spectrum in this and other markets to satisfy increasing demand (especially for data services) or to deploy new technologies, such as LTE. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or that additional spectrum would be made available by the FCC on a timely basis. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, that may make it less attractive or economical for us. If such additional spectrum is not available to us when required on reasonable terms or at a reasonable cost, our business, financial condition and results of operations could be materially adversely affected.

Our Wireless Licenses are Subject to Renewal and May Be Revoked in the Event that We Violate Applicable Laws.

Our existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted, which renewal period commenced for some of our Personal Communications Services, or PCS, wireless licenses in 2006. The FCC will award renewal expectancy to a wireless licensee that timely files a renewal application, has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. Historically, the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. In addition, if we fail to timely file to renew any wireless license, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. The FCC recently initiated a rulemaking proceeding to re-evaluate, among other things, its wireless license renewal showings and standards and may in this or other proceedings promulgate changes or additional substantial requirements or conditions to its renewal rules, including revising license build-out requirements. We cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, results of operations and financial condition.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of September 30, 2010, the carrying value of our and Denali’s wireless licenses was approximately $1.9 billion. During the nine months ended September 30, 2010, we recorded an impairment charge of $0.8 million, and during the years ended December 31, 2009, 2008 and 2007, we recorded impairment charges of $0.6 million, $0.2 million and $1.0 million, respectively.

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

We also assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted during the third quarter of each year by first comparing the book value of our net assets to our fair value. In connection with the annual test in 2010, we based our determination of fair value primarily upon our average market capitalization for the month of August, plus a control premium. Average market capitalization was calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month.

The carrying value of our goodwill was $430.1 million as of August 31, 2010. As of August 31, 2010, the book value of our net assets exceeded the fair value, determined based upon our average market capitalization during the month of August 2010 and applying an assumed control premium of 30%. As a result, we performed the second step of the assessment to measure the amount of any impairment and subsequently recorded an impairment charge of $430.1 million in the third quarter of 2010, reducing the carrying amount of our goodwill to zero.

On October 1, 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to a new joint venture, STX Wireless, with Cricket receiving a 75.75% controlling interest in the venture and Pocket receiving a 24.25% non-controlling interest. We are in the process of determining the fair value of the net assets acquired and intend to include the final purchase price allocation and other required disclosures in our Annual Report on Form 10-K for the year ending December 31, 2010, which may result in a portion of the purchase price being allocated to goodwill on our consolidated balance sheet. The closing price of Leap common stock was $12.35 on September 30, 2010 and Leap’s market capitalization was below our book value on such date. Since September 30, 2010, the closing price of Leap common stock has ranged from a high of $12.35 per share to a low of $10.76 per share on October 27, 2010. If the final purchase price allocation results in the recording of goodwill, and if the price of Leap common stock continues to trade at prices below book value per share, we expect that we will determine, in connection with our fourth quarter impairment evaluation, that we are required to recognize a non-cash impairment charge equal to the full amount of any goodwill recorded as part of this transaction. Any required impairment to goodwill would be a function of the impairment test being performed at the enterprise level and would not relate to the operating results of the acquired business or the purchase price allocation.

We May Incur Higher Than Anticipated Intercarrier Compensation Costs.

When our customers use our service to call customers of local exchange carriers, we are required under the current intercarrier compensation scheme to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. While in most cases we have been successful in negotiating agreements with other carriers that impose reasonable reciprocal compensation arrangements, some local exchange carriers have claimed a right to unilaterally impose what we believe to be unreasonably high charges on us. Some of these carriers have threatened to pursue, have initiated, or may in the future initiate, claims against us to recover these charges, and the outcome of any such claims is uncertain. The FCC is actively considering possible regulatory approaches to address this situation but we cannot assure you that any FCC action will be beneficial to us. The adoption of adverse FCC rules, regulations or decisions or any FCC inaction could result in carriers successfully collecting higher intercarrier fees from us, which could materially adversely affect our business, financial condition and operating results.

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

In addition, general economic conditions in the U.S. in recent years adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding recessionary economic conditions, tighter credit conditions, the subprime lending and financial crisis, volatile energy costs, a substantial slowdown in economic activity, decreased consumer confidence and other factors. The trading price of Leap common stock has also been impacted by increased competition in prepaid offerings by wireless companies. The trading price of Leap common stock may continue to be adversely affected if investors have concerns that our business, financial condition or results of operations will be negatively impacted by these negative general economic conditions or increased competition.

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

As of October 27, 2010, 78,292,882 shares of Leap common stock were issued and outstanding, and 5,956,578 additional shares of Leap common stock were reserved for issuance, including 4,309,413 shares reserved for issuance upon the exercise of outstanding stock options under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 885,677 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 271,250 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 39,775 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 450,463 shares available for future issuance under our Employee Stock Purchase Plan.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 20.9% of Leap common stock as of October 27, 2010. Moreover, our two largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 30.8% of Leap common stock as of October 27, 2010. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 15,537,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 19.8% of Leap’s outstanding common stock as of October 27, 2010. In addition, in connection with our offering of 7,000,000 shares of Leap common stock in the second quarter of 2009, we agreed to register for resale any additional shares of common stock that these entities or their affiliates may acquire in the future. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws, under Delaware Law, in Our Indentures or in Our Tax Benefit Preservation Plan Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and Therefore Depress the Trading Price of Leap Common Stock.

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

On September 13, 2010, our board of directors adopted a Tax Benefit Preservation Plan as a measure intended to help preserve our ability to use our NOL carryforwards and to deter acquisitions of Leap common stock that could result in an ownership change under Section 382 of the Internal Revenue Code. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the Tax Benefit Preservation Plan may restrict a stockholder’s ability to acquire Leap common stock, it could discourage a tender offer for Leap common stock or make it more difficult for a third party to acquire a controlling position in our stock without our approval, and the liquidity and market value of Leap common stock may be adversely affected while the Tax Benefit Preservation Plan is in effect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding shares of Leap common stock that were returned to us during the three months ended September 30, 2010 in satisfaction of tax withholding obligations that arose in connection with the vesting of certain restricted stock awards previously granted to employees pursuant to our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value) of Shares
	Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	Per Share	Programs	the Plans or Programs

August 6, 2010	2,010	$10.21	—	—
August 19, 2010	3,420	$10.76	—	—
September 14, 2010	671	$11.29	—	—
September 16, 2010	549	$10.95	—	—

Total Three Months Ended Sept 30, 2010	6,650		—	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

3.1(1)	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on September 14, 2010.
4.1(1)	Tax Benefit Preservation Plan, dated as of September 13, 2010, between Leap Wireless International, Inc. and Mellon Investor Services LLC, which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.
10.1*†	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):(i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated September 13, 2010, filed with the SEC on September 14, 2010, and incorporated herein by reference.

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2010
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date: November 3, 2010

By:	/s/ Walter Z. Berger
Walter Z. Berger
Executive Vice President and Chief Financial Officer