Form 10-K
period 2010-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2011-02-25
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-34865
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
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑                                                                           Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $801,693,696, based on the closing price of Leap common stock on the NASDAQ Global Select Market on June 30, 2010 of $12.98 per share.

The number of shares of registrant’s common stock outstanding on February 18, 2011 was 78,653,765.

Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2011Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LEAP WIRELESS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2010

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	41
Item 2.	Properties	41
Item 3.	Legal Proceedings	42

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
Item 6.	Selected Financial Data	46
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	86
Item 8.	Financial Statements and Supplementary Data	87
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	142
Item 9A.	Controls and Procedures	142
Item 9B.	Other Information	142

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	143
Item 11.	Executive Compensation	143
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	143
Item 13.	Certain Relationships and Related Transactions, and Director Independence	144
Item 14.	Principal Accounting Fees and Services	144

PART IV
Item 15.	Exhibits, Financial Statement Schedules	145
EX-10.5
EX-10.12
EX-10.13
EX-18
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Leap Wireless International, Inc., or Leap, and its subsidiaries and consolidated joint ventures, including Cricket Communications, Inc., or Cricket. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2010 population estimates provided by Claritas Inc., a market research company.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	the duration and severity of the current economic downturn in the United States and changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product and service plan offerings, expand our retail distribution and execute effectively on our other strategic activities;

•	our ability to obtain and maintain roaming and wholesale services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to attract, motivate and retain an experienced workforce, including members of senior management;

•	future customer usage of our wireless services, which could exceed our expectations, and our ability to manage or increase network capacity to meet increasing customer demand;

•	our ability to acquire additional spectrum in the future at a reasonable cost or on a timely basis;

•	our ability to comply with the covenants in any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

•	our ability to integrate, manage and operate our new joint venture in South Texas;

•	failure of our network or information technology systems to perform according to expectations and risks associated with the upgrade or transition of certain of those systems, including our customer billing system; and

•	other factors detailed in “Part I — Item 1A. Risk Factors” below.

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

Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the “Cricket®” brand. Our Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in Oregon by our wholly-owned subsidiary, LCW Wireless Operations, LLC, or LCW Operations; in the upper Midwest by our wholly-owned subsidiary, Denali Spectrum Operations, LLC, or Denali Operations; and in South Texas by our joint venture, STX Wireless Operations, LLC, or STX Operations. We control STX Operations through a 75.75% controlling membership interest in its parent company, STX Wireless, LLC, or STX Wireless. In addition, we own an 85% non-controlling membership interest in Savary Island Wireless, LLC, or Savary Island, which holds wireless licenses and a related spectrum lease covering the upper Midwest portion of the U.S. outside of our Chicago and Southern Wisconsin operating markets.

Leap was formed as a Delaware corporation in 1998. Leap’s shares began trading publicly in September 1998, and we launched our innovative Cricket service in March 1999. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than interest income and through dividends, if any, from its subsidiaries.

Cricket Business Overview

Cricket Service

As of December 31, 2010, Cricket service was offered in 35 states and the District of Columbia and had approximately 5.5 million customers. As of December 31, 2010, we and Savary Island owned wireless licenses covering an aggregate of approximately 184.6 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 95.3 million POPs as of December 31, 2010. The licenses we and Savary Island own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming that Savary Island were to make available to us certain of its spectrum.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that provide Cricket customers with nationwide voice and data roaming services over an extended service area covering approximately 285 million POPs. We have also entered into a wholesale agreement which permits us to offer Cricket services outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and further expand our distribution nationwide.

The foundation of our business is to provide unlimited, nationwide wireless service and to design and market our products and services to appeal to those customers seeking increased value. Our primary Cricket service is Cricket Wireless, which offers customers unlimited nationwide voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plans bundle certain features with unlimited local and U.S. long distance service and unlimited text messaging, along with mobile web, 411 services, navigation and data back-up. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for a low, flat rate. We also offer Cricket PAYGotm, a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services. In early 2011, we launched Muve Musictm, an unlimited music download service designed specifically for mobile handsets, in select Cricket markets, and we expect to expand its availability throughout 2011. None of our services require customers to enter into long-term commitments or pass a credit check.

In August 2010, we revised certain features of a number of our Cricket service offerings. We introduced “all-inclusive” rate plans for all of our Cricket services in which we eliminated certain fees (such as activation, reactivation and regulatory fees) and telecommunications taxes. We also introduced smartphone-specific rate plans for our new Android and Blackberry devices as well as new Cricket Broadband service plans with flat monthly rates that vary depending upon the targeted amount of data that a customer expects to use during the month. We eliminated the free first month of service we previously provided to new customers of our Cricket Wireless and Cricket Broadband services that purchased a handset or modem and instead decreased the retail prices of many of our devices. We also eliminated certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time. Further, we introduced “smartphones” and other new handsets and devices. We believe that these new service plans, products and other changes will be attractive to customers and help improve our competitive positioning in the marketplace.

We have designed our unlimited Cricket products and services to appeal to customers who are seeking increased value from their wireless services. According to the December 2010 Yankee Group North American Mobile Device Forecast, U.S. wireless penetration was approximately 95% at December 31, 2010. The majority of wireless customers in the U.S. have traditionally subscribed to post-pay services that may require credit approval and a contractual commitment from the subscriber for a period of at least one year and may include overage charges for call volumes in excess of a specified maximum. We believe that many wireless customers are increasingly price-sensitive and prefer not to enter into fixed-term contracts. As a result, we believe our services appeal strongly to this customer segment. Our customers have tended to be younger, have lower incomes and include a greater percentage of ethnic minorities. Our internal customer surveys indicate that approximately three-quarters of our Cricket Wireless customers use our service as their sole phone service and a substantial percentage of our Cricket Wireless customers use our service as their primary phone service. For the year ended December 31, 2010, our customers used our Cricket Wireless service for an average of approximately 1,500 minutes per month, which was substantially above the U.S. wireless national carrier customer average. We believe that we are able to cost-effectively attract and serve customers seeking increased value because of our high-quality, low-cost network and low customer acquisition and operating costs.

As a result of the attractive value proposition we offer to customers, we have pursued opportunities within recent years to continue to strengthen and expand our business. These activities have included the broadening of our portfolio of products and services, including through the introduction of our Cricket Broadband and Cricket PAYGo services, our “all-inclusive” rate plans and our new Muve Music service. We have also pursued activities to strengthen and expand the available network for Cricket products and services. In recent years, new Cricket markets were launched in Chicago, Philadelphia, Washington, D.C. and Lake Charles covering approximately 24.2 million POPs, and we enhanced network coverage and capacity in our existing markets. In addition, as discussed above, we have entered into agreements with other wireless carriers to provide Cricket customers with nationwide voice and data roaming services over an extended service area covering approximately 285 million POPs. We have also entered into a wholesale agreement which permits us to offer Cricket services outside of our current network footprint. We also currently plan to deploy next-generation LTE network technology over the next few years, with a commercial trial market scheduled to be launched in late 2011. Other future business expansion activities could include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets, entering into partnerships with others or the acquisition of other wireless communications companies or complementary businesses. We expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Savary Island hold include large regional areas covering both rural and metropolitan communities, we and Savary Island may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise currently used for Cricket service. We intend to be disciplined as we pursue any expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications.

Cricket Business Strategy

•	Target Customers in the Value Segment. Our Cricket products and services are designed to appeal to customers who are seeking increased value. We provide unlimited nationwide voice, data and mobile broadband wireless services with predictable billing without requiring customers to enter into long-term commitments or pass a credit check. The foundation of our value proposition is our network, which provides wireless services to our customers at a lower cost to us than many of our competitors. In addition, we seek to maintain low customer acquisition costs through focused sales and marketing initiatives and cost-effective distribution strategies.

•	Continue to Develop Innovative and Value-Driven Products and Services. We continue to develop and evolve our product and service offerings to better meet the needs of our target customer segments. During recent years, we introduced our Cricket Broadband and Cricket PAYGo service offerings. This past year, we introduced “all-inclusive” rate plans for all of our Cricket service plans and significantly expanded our handset and device lineup, which included the introduction of “smartphones.” In early 2011, we launched Muve Music, an unlimited music download service designed specifically for mobile handsets, in select Cricket markets, and we expect to expand its availability throughout 2011. We believe that these new service plans and product offerings will be attractive to customers and help improve our competitive positioning in the marketplace. We expect to continue to develop our product and service offerings in 2011 and beyond.

•	Continue to Build our Brand and Strengthen and Expand Our Distribution. We are focused on building our brand awareness in our markets and improving the productivity of our distribution system. Since our target customer base is diversified geographically, ethnically and demographically, our marketing programs are designed to support local customization in order to better target our advertising expenses. We are continuing to redesign and re-merchandize our stores to help improve customer experience and reinforce the value of the products and services we offer. To help strengthen and expand our distribution, we plan to significantly expand our number of premier dealer locations in 2011, which are third party retail locations with the look and feel of company-owned stores. We also plan to continue to strengthen and expand our presence in national mass-market retail locations. We also continue to target potential new customers through the internet.

•	Enhance Network Capacity and Service Coverage. As of December 31, 2010, the combined network footprint in our operating markets covered approximately 95.3 million POPs. We expect to continue to enhance our network capacity in many of our markets, thereby allowing us to offer our customers an even higher-quality service area. We also currently plan to deploy next-generation LTE network technology over the next few years, with a commercial trial market scheduled to be launched in late 2011. In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that provide Cricket customers with nationwide voice and data roaming services over an extended service area covering approximately 285 million POPs. We have also entered into a wholesale agreement which permits us to offer Cricket services outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and further expand our distribution nationwide.

Cricket Business Operations

Products and Services

Cricket Wireless Service Plans.  Our Cricket Wireless service plans are designed to attract customers by offering simple, predictable and affordable nationwide voice and data services that are a competitive alternative to traditional wireless and wireline services. We offer service on a flat-rate, unlimited usage basis, without requiring fixed-term contracts, early termination fees or credit checks.

Our most popular Cricket Wireless rate plans bundle certain features with unlimited local and U.S. long distance service and unlimited text messaging along with mobile web, 411 services, navigation and data back-up. We also offer a flexible payment option, BridgePaytm, which gives our customers greater flexibility in the use of and payment for our Cricket Wireless service and which we believe helps us to retain customers.

In August 2010, we introduced “all-inclusive” rate plans for all of our Cricket Wireless service plans in which we eliminated certain fees (such as activation, reactivation and regulatory fees) and telecommunications taxes. We also eliminated the free first month of service we previously provided to new customers of our Cricket Wireless service that purchased a handset or modem and instead decreased the retail prices of many of our devices. We also eliminated certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time.

We expect to continue to develop our product and service offerings in 2011 and beyond to better meet our customers’ needs.

Handsets and Devices.  We significantly expanded our handset and device lineup in 2010, introducing “smartphones” and other new handsets and devices. Our current handset portfolio includes a wide spectrum of handsets ranging from higher-end “smartphones” to lower cost models. Our portfolio of handsets provides features that include full web capabilities, mobile web browsers, picture-enabled caller ID, high-resolution cameras with digital zoom and flash, integrated FM radio and MP3 stereo, USB, infrared and Bluetooth connectivity, on-board memory and other features to facilitate digital data transmission.

Cricket Broadband Service.  Cricket Broadband is our unlimited mobile broadband service offering. Like our Cricket Wireless unlimited service plans, our unlimited mobile broadband service allows customers to access the internet through their computers for a low, flat rate with no long-term commitments or credit checks, and brings low-cost broadband data capability to the unlimited wireless segment. In August 2010, we introduced new Cricket Broadband service plans with flat monthly rates that vary depending upon the targeted amount of data that a customer expects to use during the month. Our Cricket Broadband service is available to our customers in all of the markets in which we operate as well as through national mass-market retailers.

Cricket PAYGo Service.  Cricket PAYGo is a pay-as-you-go, unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services. Daily and monthly pay-as-you-go versions of our Cricket PAYGo product are available in all of the markets in which we operate as well as through national mass-market retailers.

Muve Music Service.  In early 2011, we launched Muve Music, our unlimited music download service, in select Cricket markets, and we expect to expand its availability throughout 2011. Muve Music is the first unlimited music download service designed specifically for mobile handsets.

Customer Care and Billing

Customer Care.  We outsource our call center operations to multiple call center vendors to continuously improve the quality of our customer care and reduce the cost of providing care to our customers.

Billing and Support Systems.  We outsource our billing, device provisioning, and payment systems to external vendors and also outsource bill presentment, distribution and fulfillment services. During the past year, we upgraded a number of our significant, internal business systems, including implementing a new inventory management system and new point-of-sale system. In addition, we expect to transition to a new customer billing system during 2011. We believe that these new systems will improve our customers’ experience, increase our efficiency, enhance our ability to provide products and services, support future scaling of our business and reduce our operating costs. There can be no assurances, however, that we will not experience difficulties, errors, delays or disruptions while we implement and transition to these new systems.

Sales and Distribution

Our sales and distribution strategy is designed to continue to increase our market penetration, while minimizing expenses associated with sales, distribution and marketing, by focusing on improving the sales process for customers, and by offering easy-to-understand service plans and attractive device pricing and promotions. We believe our sales costs are lower than traditional wireless providers in part because of this streamlined sales approach.

We sell our Cricket devices and service through direct and indirect channels of distribution. Our direct channel is comprised of our own Cricket retail stores and kiosks. As of December 31, 2010, we had approximately 350 direct locations, which were responsible for approximately 20% of our gross customer additions in 2010. In addition, we continue to target potential new customers through the internet. Some third party internet retailers also sell Cricket services over the internet.

Our indirect channel consists of our authorized dealers and distributors, including premier dealers and local market authorized dealers. Premier dealers are independent dealers that sell Cricket products exclusively in stores that look and function similar to our company-owned stores, enhancing the in-store experience and the level of customer service for customers and expanding our brand presence within a market. Premier dealers tend to generate significantly more business than other indirect distributors. As of December 31, 2010, we had approximately 3,700 indirect dealer locations, of which approximately 1,800 were premier dealer locations. We plan to significantly increase the number of our premier dealer locations in 2011.

We also conduct indirect distribution through national mass-market retailers. As of December 31, 2010, Cricket products and services were offered in approximately 4,900 mass-market retailer locations. “Top-up” cards for our Cricket Broadband and Cricket PAYGo services are also available in approximately 6,500 convenience stores and other indirect outlets.

We strategically select our direct and indirect retail locations to enable us to focus on our target customer demographic and provide the most efficient market coverage while minimizing cost. As a result of our product design and cost efficient distribution system, we have been able to achieve a cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer, that is significantly lower than most traditional wireless carriers. We have entered into agreements with other wireless carriers to provide Cricket customers with nationwide voice and data roaming services over an extended service area covering approximately 285 million POPs. In addition, we have entered into a wholesale agreement which permits us to offer Cricket services outside of our current network footprint. We believe that these new arrangements will enable us to strengthen and expand our direct and indirect distribution channels.

We are focused on building and maintaining brand awareness in our markets and improving the productivity of our distribution system. We combine mass and local marketing strategies to build brand awareness of the Cricket service within the communities we serve. In order to reach our target segments, we advertise primarily on television, radio and online and also use out-of-home marketing (such as billboards). We also maintain the Cricket website (www.mycricket.com) for informational, e-commerce and customer service purposes. We are also continuing to redesign and re-merchandize our stores. As a result of these marketing strategies, we believe our advertising expenditures are generally much lower than those of traditional wireless carriers.

Network and Operations

We believe our success depends on operating a network that provides our customers with high-quality coverage, capacity and data speeds and that can be readily upgraded to support enhanced capacity. As a result, we have deployed a high-quality CDMA2000® 1xRTT, or CDMA 1xRTT, and CDMA2000® 1xEV-DO, or EvDO, network in each of our markets that delivers outstanding quality, capacity and high-speed data services. In operating our network, we monitor quality metrics, including dropped call rates and blocked call rates.

We design our networks to provide voice and data services at costs that are generally substantially lower than most traditional wireless carriers. Our EvDO networks provide high quality, concentrated coverage and capacity in local population centers serving the areas where our customers live, work and play. During 2010, we continued to enhance our network capacity in many of our markets, allowing us to offer our customers an even higher-quality service area. We also currently plan to deploy next-generation LTE network technology over the next few years, with a commercial trial market scheduled to be launched in late 2011.

As of December 31, 2010, our wireless network consisted of approximately 9,000 cell sites (most of which are co-located on leased facilities), a Network Operations Center, or NOC, and 35 switches in 32 switching centers. A switching center serves several purposes, including routing calls, supervising call originations and terminations at cell sites, managing call handoffs and access to and from the public switched telephone network, or PSTN, and other value-added services. These locations also house platforms that enable services including text messaging, picture messaging, voice mail and data services. Our NOC provides dedicated, 24 hours per day monitoring capabilities every day of the year to ensure highly reliable service to our customers.

Our switches connect to the PSTN through fiber rings leased from third party providers which facilitate the first leg of origination and termination of traffic between our equipment and both local exchange and long distance carriers. We have negotiated interconnection agreements with relevant exchange carriers in each of our markets. We use third party providers for long distance services and for backhaul services carrying traffic between our cell sites and switching centers.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that provide our customers with nationwide voice and data roaming services over an extended service area covering approximately 285 million POPs. We have also entered into a wholesale agreement which permits us to offer Cricket services outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and further expand our distribution nationwide.

Some of the licenses we and Savary Island hold include large regional areas covering both rural and metropolitan communities. We believe that a significant portion of the POPs included within these licenses may not currently be well-suited for Cricket service. Therefore, among other things, we and/or Savary Island may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise currently used for Cricket service.

Cricket Joint Ventures and Designated Entities

LCW Wireless

Cricket service is offered in Oregon by LCW Operations. LCW Operations and its parent company, LCW Wireless, are wholly-owned subsidiaries of Cricket. We originally acquired a 73.3% non-controlling membership interest in LCW Wireless in 2006. LCW Wireless was formed as a “very small business” designated entity under FCC regulations. On March 30, 2010, we acquired an additional 23.9% membership interest in LCW Wireless from CSM Wireless, LLC, or CSM, following CSM’s exercise of its option to sell its interest in LCW Wireless to us for $21.0 million, which increased our non-controlling membership interest in LCW Wireless to 94.6%. On August 25, 2010, Cricket acquired the remaining 5.4% of the membership interests in LCW Wireless following the exercise by WLPCS Management, LLC, or WLPCS, of its option to sell its entire controlling membership interest in LCW Wireless to us for $3.2 million and the exercise by us of our option to acquire all of the membership interests held by employees of LCW Wireless.

Denali and Savary Island

Cricket service is offered in the upper Midwest by Denali Operations. Denali Operations and its parent company, Denali, are wholly-owned subsidiaries of Cricket. We originally acquired an 82.5% non-controlling membership interest in Denali in 2006. Denali was formed as a “very small business” designated entity under FCC regulations and purchased a wireless license in the FCC’s auction for Advanced Wireless Services spectrum, or Auction #66, covering the upper Midwest portion of the U.S. On December 27, 2010, we purchased the remaining 17.5% controlling membership interest that we did not previously own in Denali for $53.5 million in cash and a five-year $45.5 million promissory note. Interest on the outstanding principal balance of the note varies from year-to-year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, we are required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Our obligations under the note are secured on a first-lien basis by certain assets of Savary Island. In connection with the acquisition, we also paid $11 million to the FCC in unjust enrichment payments. Effective as of the closing of our acquisition of the remaining membership interest in Denali, the management services agreement, senior secured credit agreement and related agreements among Cricket and Denali and its subsidiaries were terminated and all remaining outstanding indebtedness (including accrued interest) under the Denali senior secured credit agreement (other than indebtedness assumed by Savary Island, see below) was cancelled.

Immediately prior to our purchase of the remaining membership interest in Denali, Denali contributed all of its wireless spectrum outside of its Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a “very small business” designated entity under FCC regulations. Ring Island Wireless, LLC, or Ring Island, contributed $5.1 million of cash to Savary Island in exchange for a 15% controlling membership interest. In connection with the contribution of assets by Denali, Savary Island assumed $211.6 million of the outstanding loans owed to us under the Denali senior secured credit agreement.

Cricket’s principal arrangements with Savary Island and its wholly-owned subsidiaries are summarized below:

Limited Liability Company Agreement.  Under the amended and restated limited liability company agreement of Savary Island, or the Savary Island LLC Agreement, a board of managers has the right and power to manage, operate and control Savary Island and its business and affairs, subject to certain protective provisions for the benefit of Cricket and Denali, including, among other things, Denali’s consent to the acquisition, pledge or sale of wireless licenses or the issuance of any additional membership interests. The board of managers is currently comprised of two members, both designated by Ring Island. In the event that Savary Island fails to qualify as an “entrepreneur” and a “very small business” under FCC rules, then in certain circumstances, subject to FCC approval, Ring Island is required to designate successor managers approved by Denali.

Under the Savary Island LLC Agreement, Ring Island generally may not transfer its membership interest in Savary Island prior to December 2017, other than to specified permitted transferees or through the exercise of its put rights under the Savary Island LLC Agreement. Thereafter, if Ring Island desires to transfer its interest in Savary Island to a third party, Denali has a right of first refusal to purchase such interests.

Under the Savary Island LLC Agreement, Ring Island has the option to put its entire membership interest in Savary Island to Cricket during the 30-day period commencing on the earlier to occur of May 1, 2012 (based on current FCC rules) and the date of a sale of all or substantially all of the assets, or the liquidation, of Savary Island, and during any 30-day period commencing after a breach by Cricket of its obligation to pay spectrum lease fees or fund working capital loans under the Savary Island Credit Agreement (see below) which breach has continued for 120 days after written notice of breach. The purchase price for such sale is an amount equal to Ring Island’s equity contributions to Savary Island less any optional distributions made pursuant to the Savary Island LLC Agreement, plus $150,000 if the sale is consummated prior to May 1, 2017 without incurring any unjust enrichment payments. If the put option is exercised, the consummation of the sale will be subject to FCC approval. We have recorded this obligation to purchase Ring Island’s controlling membership interest in Savary Island as a component of redeemable non-controlling interest in the consolidated balance sheets. As of December 31, 2010, this redeemable interest had a carrying value of $5.3 million. Savary Island has guaranteed Cricket’s put obligations under the Savary Island LLC Agreement, which guaranty is secured on a first-lien basis by certain assets of Savary Island. Under the Savary Island LLC Agreement, Savary Island is also required to make monthly mandatory distributions to Ring Island.

Senior Secured Credit Agreement.  In connection with Savary Island’s assumption of $211.6 million of the outstanding loans owed to Cricket under the Denali senior secured credit agreement, Cricket, Savary Island and Savary Island’s wholly-owned subsidiaries entered into an amended and restated senior secured credit agreement as of December 27, 2010, or the Savary Island Credit Agreement, to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an incremental $5.0 million to fund its working capital needs. As of December 31, 2010, borrowings under the Savary Island Credit Agreement totaled $211.6 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing in May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Management Agreement.  Cricket and Savary Island are parties to a management services agreement, pursuant to which Cricket provides management services to Savary Island in exchange for a monthly fixed management fee until Savary Island commences the build-out of its wireless spectrum, and a monthly management fee based on Cricket’s costs of providing management services plus overhead thereafter. Under the management services agreement, Savary Island retains full control and authority over its business strategy, finances, wireless licenses, network equipment, facilities and operations, including its product offerings, terms of service and pricing. The initial term of the management services agreement expires in 2017. The management services agreement may be terminated by Savary Island or Cricket if the other party materially breaches its obligations under the agreement, or by Savary Island for convenience upon prior written notice to Cricket.

STX Wireless

Cricket service is offered in South Texas by its joint venture, STX Operations. Cricket controls STX Operations through a 75.75% controlling membership interest in its parent company, STX Wireless. In October 2010, we and various entities doing business as Pocket Communications, or Pocket, contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, we made payments to Pocket of approximately $40.7 million in cash.

The joint venture strengthens our presence and competitive positioning in the South Texas region. Commencing October 1, 2010, STX Operations began providing Cricket service to approximately 700,000 customers, of which approximately 323,000 were contributed by Pocket, with a network footprint covering approximately 4.4 million POPs.

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement of STX Wireless, or the STX LLC Agreement. Under the STX LLC Agreement, Pocket has the right to put, and we have the right to call, all of Pocket’s membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to us all of its membership interests in STX Wireless. The purchase price for Pocket’s membership interests would be equal to 24.25% of the product of Leap’s enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket’s debt instruments, at least $25 million of the purchase price must be paid in cash). We have the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to us by Pocket. Under the STX LLC Agreement, we are permitted to purchase Pocket’s membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket’s non-controlling membership interest exceeds the value of Pocket’s net interest in STX Wireless at any period, the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. As of December 31, 2010, we accreted approximately $48.1 million to reflect the change in the redemption value of such interest. We have recorded the obligation to purchase all of Pocket’s membership interests in STX Wireless as a component of redeemable non-controlling interests in our consolidated balance sheets. As of December 31, 2010, this redeemable non-controlling interest had a carrying value of $99.5 million.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket’s membership interests in STX Wireless. Such loans will bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. We have the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket’s membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap.

Competition

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol service providers, traditional landline service providers, cable companies, and mobile satellite service providers. The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively priced unlimited prepaid and postpaid service offerings. These service offerings present additional strong competition in markets in which our offerings overlap, and the evolving competitive landscape has negatively impacted our financial and operating results since early 2009.

Many of our competitors have greater name and brand recognition, larger spectrum holdings, larger footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide, offer the latest and most popular devices through exclusive vendor arrangements, market to broader customer segments and offer service over larger geographic areas than we can, offer bundled service offerings which include landline phone, television and internet services that we are not able to duplicate, and purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, our inability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers’ control over the terms and conditions of wholesale roaming services.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each now offer unlimited service offerings. Sprint Nextel also offers competitively-priced unlimited service offerings under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer competitively-priced service offerings. For example, Tracfone Wireless sells wireless offerings exclusively in Wal-Mart under its “Straight Talk” brand using a number of other carriers’ wireless networks. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

In addition to voice offerings, there are a number of mobile broadband services that compete with our Cricket Broadband service. AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer mobile broadband services. In addition, Clearwire Corporation has launched unlimited 4G wireless broadband service in a number of markets in which we offer Cricket Broadband. Best Buy also recently launched a mobile broadband product using Sprint’s wireless network. These broadband service offerings have presented, and are expected to continue to present, strong competition in markets in which our mobile broadband offerings overlap.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of voice, data and mobile broadband services in each of our markets, as well as policies to increase the level of intermodal broadband competition. For example, the FCC has adopted rules that allow the partitioning, disaggregation and leasing of wireless licenses, which may increase the number of our competitors. More recently, the FCC announced in March 2010, as part of its National Broadband Plan, the goal of making an additional 500 MHz of spectrum available for broadband use within the next ten years, of which the FCC stated that 300 MHz should be made available for mobile use within five years. The FCC has also adopted policies to allow satellite operators to use portions of their spectrum for ancillary terrestrial use and recently made further changes intended to facilitate the terrestrial use of this spectrum for voice, data and mobile broadband services. Taking advantage of such developments, at least one new entrant, LightSquared, has announced plans to launch a new wholesale, nationwide 4G-LTE wireless broadband network integrated with satellite coverage to allow partners to offer terrestrial-only, satellite-only or integrated satellite-terrestrial services to their customers. The FCC has also permitted the offering of broadband services over power lines. The auction and licensing of new spectrum, the re-purposing of other spectrum or the pursuit of policies designed to encourage broadband adoption across wireline and wireless platforms may result in new or existing competitors acquiring additional spectrum, which could allow them to offer services that we may not be able to offer cost-effectively, or at all, with the licenses we hold or to which we have access.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. In August 2009 and March 2010, we revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans, to eliminate certain fees we previously charged customers who changed their service plans and to include unlimited nationwide roaming and international long distance services. These changes, which were made in response to the competitive and economic environment, resulted in lower average monthly revenue per customer and increased costs. In August 2010, we introduced a number of new initiatives to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, offering “all-inclusive” rate plans, eliminating certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time, entering into a new wholesale agreement and nationwide data roaming agreement and introducing “smartphones” and other new handsets and devices. We believe that these new initiatives will be attractive to customers, will help improve our competitive positioning in the marketplace and will lead to improved financial and operational performance over the longer term. Since their introduction, these August 2010 initiatives have led to higher average monthly revenue per customer and lower customer turnover, although they have also resulted in increased costs, including equipment subsidy for new and upgrading customers, sales and marketing expenses and other costs. The extent to which our new initiatives will be successful and impact our future financial and operating results will depend upon customer acceptance of our new product and service offerings and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

Licensing of our Wireless Service Systems

We hold broadband Personal Communications Services, or PCS, licenses, and we and Savary Island hold Advanced Wireless Services, or AWS, licenses. The licensing rules that apply to these two services are summarized below.

PCS Licenses.  A broadband PCS system operates under a license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice and data applications. Narrowband PCS systems, in contrast, generally are used for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the U.S. PCS markets into 51 large regions called major trading areas, or MTAs, which in turn are comprised of 493 smaller regions called basic trading areas, or BTAs. The FCC awards two broadband PCS licenses for each MTA and four licenses for each BTA. Thus, generally, six PCS licensees are authorized to compete in each area. The two MTA licenses authorize the use of 30 MHz of spectrum. One of the BTA licenses is for 30 MHz of spectrum, and the other three BTA licenses are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion to a third party on either a geographic or frequency basis or both. Over time, the FCC has also further split licenses in connection with re-auctions of PCS spectrum, creating additional 15 MHz and 10 MHz licenses.

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

AWS Licenses.  Recognizing the increasing consumer demand for wireless mobile services, the FCC has allocated additional spectrum that can be used for two-way mobile wireless voice, data and broadband services, including AWS spectrum. The FCC has licensed six frequency blocks consisting of one 20 MHz license in each of 734 cellular market areas, or CMAs; one 20 MHz license and one 10 MHz license in each of 176 economic areas, or EAs; and two 10 MHz licenses and one 20 MHz license in each of 12 regional economic area groupings, or REAGs. The FCC auctioned these licenses in Auction #66. In that auction, we purchased 99 wireless licenses for an aggregate purchase price of $710.2 million. Denali also acquired one wireless license in April 2007 through a wholly-owned subsidiary for a net purchase price of $274.1 million. This license was partitioned in December 2010, with Denali retaining the spectrum in its Chicago and Southern Wisconsin operating markets and the remainder of the spectrum being contributed and assigned to wholly-owned subsidiaries of Savary Island.

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

Portions of the AWS spectrum that we and Denali were awarded in Auction #66 were subject to use by U.S. government and/or incumbent commercial licensees. The FCC rules issued in connection with Auction #66 require winning bidders to avoid interfering with existing users or to clear incumbent users from the spectrum through specified relocation procedures. To facilitate the clearing of this spectrum, the FCC adopted a transition and cost-sharing plan whereby incumbent non-governmental users may be reimbursed for costs they incur in relocating from the spectrum by AWS licensees benefiting from the relocation. In addition, this plan requires the AWS licensees and the applicable incumbent nongovernmental user to negotiate for a period of two or three years (depending on the type of incumbent user and whether the user is a commercial or non-commercial licensee), triggered from the time that an AWS licensee notifies the incumbent user that it desires the incumbent to relocate. If no agreement were reached during this period of time, the FCC rules require the non-governmental user to undergo involuntary relocation. The FCC rules also provide that a portion of the proceeds raised in Auction #66 be used to reimburse the costs of governmental users relocating from the AWS spectrum. Government agencies are required to relocate their systems and clear the AWS spectrum over a 12 to 72 month period, depending upon the agency. In the event that a government agency were unable to relocate its systems within the applicable timeline, the government agency would be required to accept interference from AWS carriers operating in the AWS spectrum.

In connection with the launch of new markets over the past three years, we and Denali worked with several incumbent government and commercial licensees to clear AWS spectrum. In the event that we or Savary Island determine to launch additional new markets in the future using AWS spectrum, or to enhance network coverage or capacity in other markets currently in operation, we and Savary Island may need to pursue further spectrum clearing efforts. Any failure to complete these efforts on time or on budget could delay the implementation of any clustering and expansion strategies that we or Savary Island may decide to pursue.

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

In recent years, the FCC initiated a rulemaking proceeding focused on addressing the alleged abuses of its designated entity program. In that proceeding, the FCC re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. As a result, the FCC issued an initial round of changes aimed at curtailing certain types of spectrum leasing and wholesale capacity arrangements between wireless carriers and designated entities that it felt called into question the designated entity’s overall control of the venture. The FCC also lengthened the term of its unjust enrichment rules, designed to trigger the repayment of auction bidding credits upon the transfer of a designated entity license or the entering into of a designated entity de facto lease with an entity that does not qualify for bidding. Designated entity structures are also now subject to a rule that requires them to seek approval for any event that might affect ongoing eligibility (e.g., changes in agreements that the FCC has not previously reviewed), as well as annual reporting requirements, and a commitment by the FCC to audit each designated entity at least once during the license term.

While we do not believe that these recent rule changes materially affect our Savary Island venture, the scope and applicability of these rule changes to these designated entity structures remain in flux, and the changes remain subject to administrative and judicial review. On August 24, 2010, the United States Court of Appeals for the District of Columbia Circuit vacated certain of the FCC’s revisions to its designated entity rules. Review of this decision has been requested before the United States Supreme Court, and the petitioning parties have requested that the results of Auction #66 be overturned. We also cannot predict whether and to what extent the FCC will seek to reinstate or to further modify the designated entity rules. In addition, third parties and the federal government have in the past challenged certain designated entity structures, alleging violations of federal qui tam and other laws and seeking significant monetary damages. We cannot predict the degree to which rule changes, federal court litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits will affect our current or future business ventures, including our arrangements with respect to Savary Island, or our or Savary Island’s current license holdings or our participation in future FCC spectrum auctions.

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

Transfer and Assignment.  The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a commercial wireless license, with limited exceptions. The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling membership interests in an entity that holds a wireless license generally may be bought or sold without FCC approval. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any pending or future requests for approval of assignment or transfer of control applications that we file, in general we believe the FCC will approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide wireless service, if the FCC were to disapprove any such filing, our business plans would be adversely affected.

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

The FCC has the authority to order interconnection between commercial mobile radio service operators and incumbent local exchange carriers, and FCC rules provide that all local exchange carriers must enter into compensation arrangements with commercial mobile radio service carriers for the exchange of local traffic, whereby each carrier compensates the other for terminating local traffic originating on the other carrier’s network. As a commercial mobile radio services provider, we are required to pay compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, we are entitled to receive compensation when we transport and terminate a local call that originated on a wireline local exchange network. We negotiate interconnection arrangements for our network with major incumbent local exchange carriers and other independent telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC’s interconnection rules and rulings, as well as state arbitration proceedings, will directly impact the nature and costs of facilities necessary for the interconnection of our network with other wireless telecommunications networks. They will also determine the amount we receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers. The FCC is currently considering changes to its intercarrier compensation arrangements and various aspects of the FCC’s intercarrier compensation regime are subject to review before the agency, state regulatory bodies or federal or state courts. The outcome of such proceedings may affect the manner in which we are charged or compensated for the exchange of traffic.

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

The FCC recently adopted an order codifying and supplementing its previous internet openness principles (sometimes referred to as “network neutrality” principles) into binding rules. These rules are intended to ensure that consumers are able to access the lawful internet content, applications, and services of their choice, and to attach non-harmful devices to the network. The rules also require greater transparency regarding providers’ network management practices. The rules in this proceeding are the subject of pending appeals in federal court, and if they survive judicial review, contain uncertainties that will require future case-by-case interpretation and enforcement by the FCC in specific complaints. These rules and pending review and complaint proceedings affecting their interpretation and enforcement could have significant operational implications for how we manage traffic on our network, the applications and devices that can be used on our networks, and our consumer disclosure practices. We cannot predict how these rules, or their interpretation or enforcement, will affect our business, financial condition and results of operations.

The FCC has adopted rules requiring interstate communications carriers, including commercial mobile wireless carriers, to contribute to a Universal Service Fund, or USF, that reimburses communications carriers who are providing subsidized basic communications services to underserved areas and users. The FCC requires carriers providing both intrastate and interstate services to determine their percentage of traffic which is interstate and the FCC has also adopted a safe-harbor percentage of interstate traffic for CMRS carriers. The FCC has rulemaking proceedings pending in which it is considering a comprehensive reform of the manner in which it assesses carrier USF contributions, how carriers may recover their costs from customers and how USF funds will be distributed among and between states, carriers and services. Some of these proposals may cause the amount of USF contributions required from us and our customers to increase. A failure to comply with our USF obligations could subject us to significant fines or forfeitures.

Wireless carriers may be designated as Eligible Telecommunications Carriers, or ETCs, and may receive universal service support funding for providing service to customers using wireless service in high cost areas or to certain qualifying low income customers. Certain competing wireless carriers operating in states where we operate have obtained or applied for ETC status. Their receipt of universal service support funds may affect our competitive status in a particular market by allowing our competitors to offer service at a lower rate or for free, subsidized by the USF. We have obtained ETC designation in a number of states in which we provide service and have also applied or plan to apply for ETC designation in additional states. The FCC is considering altering, reducing, or capping the amount of universal support received by commercial mobile wireless ETC providers. In May 2008, the FCC adopted an interim cap on payments to ETCs under the USF relating to providing wireless service in high cost areas, pending comprehensive reform that is now under consideration by the agency. Future action by the FCC may reduce or eliminate the amount of universal support funds we currently receive for providing wireless service in certain qualifying high cost areas or to certain qualifying low income customers.

We also are subject, or potentially subject, to numerous additional rules and requirements, including number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings exploring the prohibition of device exclusivity; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; and the effects of the siting of communications towers on migratory birds, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements generally are the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

State, Local and Other Regulation

Congress has given the FCC the authority to preempt states from regulating rates and entry into commercial mobile radio service. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for the use of such rights of way by telecommunications carriers, including commercial mobile radio service providers, so long as the compensation required is publicly disclosed by the state or local government. States may also impose competitively neutral requirements that are necessary for universal service, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing requirements or to adopt new requirements is unclear. State legislators, public utility commissions and other state agencies are becoming increasingly active in efforts to regulate wireless carriers and the service they provide, including efforts to conserve numbering resources and efforts aimed at regulating service quality, advertising, warranties and returns, rebates, and other consumer protection measures.

The location and construction of our wireless antennas and base stations and the towers we lease on which such antennas are located are subject to FCC and Federal Aviation Administration regulations, federal, state and local environmental and historic preservation regulations, and state and local zoning, land use or other requirements.

The Digital Millennium Copyright Act, or DMCA, prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt for three years certain activities from copyright liability that otherwise might be prohibited by that statute. In July 2010, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. The DMCA copyright exemption facilitates our current practice of allowing customers to bring in unlocked, or “reflashed,” phones that they already own and may have used with another wireless carrier, and activate them on our network. To the extent that the

Copyright Office determines in the future not to extend this exemption for an extended period of time and this prevents us from “flashing” devices or activating “reflashed” devices on our network, this could have a material adverse impact on our business, financial condition and results of operations.

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

Intellectual Property

We have pursued registration of our primary trademarks and service marks in the United States. Leap is a U.S. registered trademark and the Leap logo is a trademark of Leap. Cricket, Cricket Wireless, Cricket Clicks, Jump, Jump Mobile, Flex Bucket, Real Unlimited Unreal Savings and the Cricket “K” are U.S. registered trademarks of Cricket. In addition, the following are trademarks or service marks of Cricket: BridgePay, Cricket By Week, Cricket Choice, Cricket Connect, Cricket Nation, Cricket PAYGo, Muve, Muve Music, Muve Money, Cricket Crosswave, Seek Music, MyPerks, Cricket MyPerks and Cricket Wireless Internet Service. All other trademarks are the property of their respective owners.

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

Employees

As of December 31, 2010, we had 4,362 full-time employees.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, promotional activity, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base) and competitive actions, any of which may have the ability to either offset or magnify certain seasonal effects or the relative amount of time a market has been in operation. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, including shortages we experienced during the second quarter of 2009 and again in the second and third quarters of 2010. These shortages have had the effect of limiting the customer activity that would otherwise have been expected based on seasonal trends. From time to time, we also offer programs to help promote customer activity for our wireless services which may similarly affect seasonal trends. For example, we utilize a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our wireless services.

Inflation

We believe that inflation has not had a material effect on our results of operations.

Executive Officers of the Registrant

Name	Age	Position with the Company

S. Douglas Hutcheson	54	Chief Executive Officer, President and Director
Walter Z. Berger	55	Executive Vice President and Chief Financial Officer
Raymond J. Roman	44	Executive Vice President and Chief Operating Officer
Robert A. Young	60	Executive Vice President, Field Operations
William D. Ingram	53	Senior Vice President, Strategy
Robert J. Irving, Jr.	55	Senior Vice President, General Counsel and Secretary
Jeffrey E. Nachbor	46	Senior Vice President, Financial Operations and Chief Accounting Officer
Leonard C. Stephens	54	Senior Vice President, Human Resources

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

Raymond J. Roman has served as our executive vice president and chief operating officer since February 2011. Prior to joining us, Mr. Roman served in senior executive positions at Dell Inc. from 2007 to 2011, first as vice president of global service and operations, software and peripherals for the consumer division and then as vice president of sales, operations and service for the mobility division. Prior to Dell, Mr. Roman served in senior management roles at Motorola, Inc. from 2001 to 2007, including as senior vice president, global sales and operations for mobile devices. From 1989 to 2001, Mr. Roman served in a number of senior operating and finance roles at companies including Ameritech Corporation and Kraft Foods, Inc. Mr. Roman holds a B.S. in finance from the University of Illinois and an M.B.A. from the University of Chicago.

Robert A. Young has served as our executive vice president, field operations since January 2011. Prior to joining us, Mr. Young served in senior management positions from 2001 to 2009 with MetroPCS Communications, Inc., including as executive vice president, market operations and senior vice president, northeast markets. From 2000 to 2001, Mr. Young served in senior management roles with Verizon Wireless, including as president of the Great Lakes region and president of Verizon Wireless Messaging Services. Prior to joining Verizon Wireless, Mr. Young held senior management positions with PrimeCo Personal Communications from 1995 to 2000 and with U.S. West, Inc. from 1991 to 1995. Mr. Young holds a B.S. in business management from Florida State University and an M.S. from the University of Miami.

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

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $785.1 million, $238.0 million and $143.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful expansion of our distribution channels, and on customer acceptance of our Cricket product and service offerings. We have experienced and expect to continue to experience increased expenses in connection with our launch of significant new business expansion efforts, including activities to broaden our portfolio of products and services, to strengthen and expand our distribution channels and to enhance our network quality and capacity in our existing markets. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, competition in the wireless telecommunications market, our pace of new market launches and varying national economic conditions. Our current business plans assume that we will continue to increase our customer base over time, providing us with increased economies of scale. However, we experienced net decreases in our total customers of 111,718 and 199,949 in the second and third quarters of 2010, respectively. Our ability to continue to grow our customer base and to achieve the customer penetration levels we currently believe are possible in our markets is subject to a number of risks, including, among other things, increased competition from existing or new competitors, higher-than-anticipated churn, our inability to manage or increase our network capacity to meet increasing customer demand, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully expand our distribution channels, changes in the demographics of our markets, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for Cricket Service.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, voice-over-internet-protocol service providers, traditional landline service providers, cable companies and mobile satellite service providers. The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively priced unlimited prepaid and postpaid service offerings. These service offerings present additional strong competition in markets in which our offerings overlap.

Many of our competitors have greater name and brand recognition, larger spectrum holdings, larger footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide, offer the latest and most popular devices through exclusive vendor arrangements, market to broader customer segments and offer service over larger geographic areas than we can, offer bundled service offerings which include landline phone, television and internet services that we are not able to duplicate, and purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, our inability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers’ control over the terms and conditions of wholesale roaming services.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each now offer unlimited service offerings. Sprint Nextel also offers competitively-priced unlimited service offerings under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer competitively-priced service offerings. For example, Tracfone Wireless sells wireless offerings exclusively in Wal-Mart under its “Straight Talk” brand using a number of other carriers’ wireless networks. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

In addition to voice offerings, there are a number of mobile broadband services that compete with our Cricket Broadband service. AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer mobile broadband services. In addition, Clearwire Corporation has launched unlimited 4G wireless broadband service in a number of markets in which we offer Cricket Broadband. Best Buy also recently launched a mobile broadband product using Sprint’s wireless network. These broadband service offerings have presented, and are expected to continue to present, strong competition in markets in which our mobile broadband offerings overlap.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of voice, data and mobile broadband services in each of our markets, as well as policies to increase the level of intermodal broadband competition. For example, the FCC has adopted rules that allow the partitioning, disaggregation and leasing of wireless licenses, which may increase the number of our competitors. More recently, the FCC announced in March 2010, as part of its National Broadband Plan, the goal of making an additional 500 MHz of spectrum available for broadband use within the next 10 years, of which the FCC stated that 300 MHz should be made available for mobile use within five years. The FCC has also adopted policies to allow satellite operators to use portions of their spectrum for ancillary terrestrial use and recently made further changes intended to facilitate the terrestrial use of this spectrum for voice, data and mobile broadband services. Taking advantage of such developments, at least one new entrant, LightSquared, has announced plans to launch a new wholesale, nationwide 4G-LTE wireless broadband network integrated with satellite coverage to allow partners to offer terrestrial-only, satellite-only or integrated satellite-terrestrial services to their customers. The FCC has also permitted the offering of broadband services over power lines. The auction and licensing of new spectrum, the re-purposing of other spectrum or the pursuit of policies designed to encourage broadband adoption across wireline and wireless platforms may result in new or existing competitors acquiring additional capacity, which could allow them to offer services that we may not be able to offer cost effectively, or at all, with the licenses we hold or to which we have access.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. In August 2009 and March 2010, we revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans, to eliminate certain fees we previously charged customers who changed their service plans and to include unlimited nationwide roaming and international long distance services. These changes, which were made in response to the competitive and economic environment, resulted in lower average monthly revenue per customer and increased costs. In August 2010, we introduced a number of new initiatives to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, offering “all-inclusive” service plans, eliminating certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time, entering into a new wholesale agreement and nationwide data roaming agreement, and introducing “smartphones” and other new handsets and devices. These more recent initiatives are significant undertakings, which have resulted in increased costs, including equipment subsidy for new and upgrading customers, sales and marketing expenses and other costs. The extent to which our new initiatives will be successful and impact our future financial and operating results will depend upon customer acceptance of our new product and service offerings and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

General Economic Conditions May Adversely Affect Our Business, Financial Performance or Ability to Obtain Debt or Equity Financing on Reasonable Terms or at All.

Our business and financial performance are sensitive to changes in general economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, energy costs and other macro-economic factors. Market and economic conditions have been unprecedented and challenging in recent years. Continued concerns about the systemic impact of a long-term downturn, high unemployment, high energy costs, the availability and cost of credit and unstable housing and mortgage markets have contributed to increased market volatility and economic uncertainty. Concern about the stability of the financial markets and the strength of counterparties has led many lenders and institutional investors to reduce or cease to provide credit to businesses and consumers, and less liquid credit markets have adversely affected the cost and availability of credit. These factors have led to a decrease in spending in recent years by businesses and consumers alike.

Continued market turbulence and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broad customer base and may be attractive to a market segment that is more vulnerable to weak economic conditions. As a result, during general economic downturns, we may have greater difficulty in gaining new customers within this base for our services and existing customers may be more likely to terminate service due to an inability to pay. For example, high unemployment levels have impacted our customer base, especially the lower-income segment of our customer base, by decreasing their discretionary income, which has resulted in higher levels of churn. Continued weak economic conditions and tight credit conditions may also adversely impact our vendors and dealers, some of which have filed for or may be considering bankruptcy, or may experience cash flow or liquidity problems, any of which could adversely impact our ability to distribute, market or sell our products and services. For example, in 2009, Nortel Networks, which has provided a significant amount of our network infrastructure, entered into bankruptcy reorganization and sold substantially all of its network infrastructure business to Ericsson. Sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition, U.S. credit markets have in recent years experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and resulting in the unavailability of some forms of debt financing. Uncertainty in the credit or capital markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. These general economic conditions, combined with intensified competition in the wireless telecommunications industry and other factors, have also adversely affected the trading prices of equity securities of many U.S. companies, including Leap, which could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

If We Experience Low Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors in addition to the macro-economic factors described above, including the size of our service areas, network performance and reliability issues, our device and service offerings, customer perceptions of our services, customer care quality and wireless number portability. Managing these factors and customers’ expectations is essential in attracting and retaining customers. Although we have implemented programs to attract new customers and address customer turnover, we cannot assure you that these programs or our strategies to address customer acquisition and turnover will be successful. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investments, and May Continue to Invest, in Ventures That We Do Not Control.

We own an 85% non-controlling membership interest in Savary Island through our wholly-owned subsidiary, Denali. Savary Island is a “very small business” designated entity under FCC regulations, to which Denali contributed all of its wireless spectrum outside of its Chicago and Southern Wisconsin operating markets and a related spectrum lease. Our participation in Savary Island is structured as a non-controlling membership interest in accordance with FCC rules and regulations. We have agreements with our venture partner in Savary Island that are intended to allow us to participate to a limited extent in the development of the business through the venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of the venture, and may be terminated for convenience by the controlling member. The FCC’s rules restrict our ability to acquire controlling membership interests in designated entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC.

The entities or persons that control Savary Island or any other non-controlled ventures in which we may invest may have interests and goals that are inconsistent or different from ours which could result in the venture taking actions that negatively impact our business or financial condition. In addition, if any of the members of any such ventures files for bankruptcy or otherwise fails to perform its obligations or does not manage the venture effectively, or if the venture files for bankruptcy, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity (although a substantial portion of our investment in Savary Island consists of secured debt).

The FCC has implemented rule changes aimed at addressing alleged abuses of its designated entity program. While we do not believe that these recent rule changes materially affect our Savary Island venture, the scope and applicability of these rule changes to these designated entity structures remain in flux and have been subject to administrative and judicial review. On August 24, 2010, the United States Court of Appeals for the District of Columbia Circuit vacated certain of the FCC’s revisions to its designated entity rules. Review of this decision has been requested before the United States Supreme Court, and the petitioning parties have requested that the results of Auction #66 be overturned. We also cannot predict whether and to what extent the FCC will seek to reinstate or to further modify the designated entity rules. In addition, third parties and the federal government have in the past challenged certain designated entity structures, alleging violations of federal qui tam and other laws and seeking significant monetary damages. We cannot predict the degree to which rule changes, federal court litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits will affect our current or future business ventures, including our arrangements with respect to Savary Island or our or Savary Island’s current license holdings or our participation in future FCC spectrum auctions.

We May Be Unable to Obtain or Maintain the Roaming and Wholesale Services We Need From Other Carriers to Remain Competitive.

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming and wholesale services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services and generally on one key carrier for our data roaming services. We have also entered into a wholesale agreement which permits us to offer Cricket wireless services outside of our current network footprint. Most of our roaming agreements cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners.

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

In light of the current FCC rules, orders and proceedings, if we were unexpectedly to lose the benefit of one or more key roaming or wholesale agreements, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for our customers or may be unable to provide such services on a cost-effective basis. Any such inability to obtain replacement agreements on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

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

In addition, in the event we are involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc., or MetroPCS), either we (or our successor in interest) or Sprint may terminate the agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, beginning at 40% for any such agreement entered into in or before 2011, 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015. In the event that we are involved in a change-of-control transaction with MetroPCS during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum revenue commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof.

We entered into this new wholesale agreement to enable us to offer enhanced products and services and to strengthen and expand our distribution. However, there are risks and uncertainties that could impact our ability to realize the expected benefits from this arrangement. Customers may not accept our products and service offerings at the levels we expect and our plans to increase our retail distribution channels may not result in additional customers or increased revenues. We cannot guarantee that we will be able to generate sufficient revenue to satisfy the annual and aggregate minimum revenue commitments or that prices for wireless services will not decline to levels below what we have negotiated to pay under the wholesale agreement. We also cannot guarantee that we will be able to renew the agreement on terms that will be acceptable to us following the completion of the initial five-year term of the agreement. If we are unable to attract new wireless customers and increase our distribution , our ability to derive benefits from this new agreement could be limited, which could materially adversely affect our business, financial condition and results of operations.

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

In our quarterly and annual reports (as amended) for the periods ended from December 31, 2006 through September 30, 2008, we reported a material weakness in our internal control over financial reporting which related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings. As described in “Part II — Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009, we took a number of actions to remediate this material weakness, which included reviewing and designing enhancements to certain of our systems and processes relating to revenue recognition and user acceptance testing and hiring and promoting additional accounting personnel with the appropriate skills, training and experience in these areas. Based upon the remediation actions described in “Part II — Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009, management concluded that the material weakness described above was remediated as of December 31, 2008.

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

Although we believe we took appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future or that no material weakness will result from any difficulties, errors, delays or disruptions while we implement and transition to significant new internal systems, such as the transition to our new customer billing system during 2011. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers unlimited wireless services for a flat rate without requiring them to enter into a fixed-term contract or pass a credit check. We provide nationwide voice, data and mobile broadband wireless services through our own Cricket network footprint and through roaming agreements that we have entered into with other carriers. In addition, we recently entered into a national wholesale agreement which permits us to offer Cricket wireless services outside of our current network footprint. Our strategy of offering unlimited wireless services may not prove to be successful in the long term. From time to time, we also evaluate our product and service offerings and the demands of our target customers and may modify, change, adjust or discontinue our product and service offerings or offer new products and services on a permanent, trial or promotional basis. We cannot assure you that these product or service offerings will be successful or prove to be profitable.

If We Are Unable to Manage Our Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our existing and new markets. During 2009, new markets were launched in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. In addition, we have pursued other opportunities within recent years to continue to strengthen and expand our business. These activities have included the broadening of our portfolio of products and services, including through the introduction of our Cricket Broadband and Cricket PAYGo services, our new “all-inclusive” rate plans and our new Muve Music service. We have also pursued activities to strengthen and expand the available network service area for Cricket products and services, which have included enhancing network coverage and capacity in our existing markets, entering into agreements to provide Cricket customers with nationwide voice and data roaming services as well as a wholesale agreement which permits us to offer Cricket services outside of our current network footprint.

The management of our growth requires, among other things, continued development of our financial controls, budgeting and forecasting processes and information management systems, stringent control of costs, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and the acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. Furthermore, the implementation of new or expanded systems or platforms to accommodate our growth, and the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage our expected growth and development, to effectively manage launched markets, to enhance our processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

In addition, the growth and launch of new markets, the integration of newly-acquired markets or businesses and the introduction of new device offerings such as the “smartphones” we introduced in August 2010 require continued management and control of our device inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, including shortages we experienced during the second quarter of 2009 and again in the second and third quarters of 2010. While we have recently implemented a new inventory management system and have undertaken other efforts to address inventory forecasting, there can be no assurance that we will not experience inventory shortages in the future. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

We May Have Difficulty Managing and Integrating New Joint Ventures or Partnerships That We Form or Companies or Businesses That We Acquire.

In addition to growing our business through the operation of our existing and new markets, we may also expand our business by entering into joint ventures or partnerships with others or acquiring other wireless communications companies or complementary businesses. For example, in October 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Commencing October 1, 2010, STX Operations began providing Cricket service to approximately 700,000 customers with a network footprint covering approximately 4.4 million POPs. Entering into joint ventures and partnerships or acquiring other companies or businesses may create numerous risks and uncertainties, including unanticipated costs and liabilities, possible difficulties associated with the integration of the parties’ various operations and the potential diversion of management’s time and attention from our existing operations. In addition, the consolidation of operating assets and operations following the formation of a joint venture may result in significant restructuring charges. For example, we are implementing a plan for STX Wireless to integrate the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the joint venture operate efficiently, which changes and integrations are expected to occur throughout 2011 and could result in significant restructuring charges. Our failure to effectively manage and integrate STX Wireless or other new partnerships that we may enter into or companies or businesses that we could acquire could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2010, our total outstanding indebtedness was $2,841 million, including $250 million in aggregate principal amount of convertible senior notes due 2014, $300 million in aggregate principal amount of senior notes due 2015, $45.5 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of senior secured notes due 2016 and $1,200 million in aggregate principal amount of senior notes due 2020.

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

Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any significant capital expenditures or increased operating expenses associated with the launch of new product or service offerings or other business expansion efforts will decrease OIBDA and free cash flow for the periods in which we incur such costs, increasing the risk that we may not be able to service our indebtedness.

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

If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. In addition, depending on the timing and extent of any additional indebtedness that we could incur, such additional amounts could potentially result in the issuance of adverse credit ratings affecting us and/or our outstanding indebtedness, which could make it more difficult or expensive for us to borrow in the future and could affect the trading prices of our secured and unsecured senior notes.

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

We May Be Unable to Refinance Our Indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity, including indebtedness under the indentures governing our secured and unsecured senior notes and convertible senior notes. Our $250 million of unsecured convertible senior notes is due in 2014, our $300 million of 10.0% unsecured senior notes is due in 2015, our $1,100 million of 7.75% senior secured notes is due in 2016 and our $1,200 million of 7.75% unsecured senior notes is due in 2020. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

Covenants in Our Indentures or in Credit Agreements or Indentures That We May Enter into in the Future May Limit Our Ability to Operate Our Business.

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

The restrictions in the indentures governing Cricket’s secured and unsecured senior notes could limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar or more onerous restrictions.

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

If we default under any of the indentures governing our secured or unsecured senior notes or convertible senior notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we would be able to obtain a waiver should a default occur. Any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition, and we cannot assure you that we would have sufficient funds to repay all of the outstanding amounts under the indentures governing our secured and unsecured senior notes and convertible senior notes.

Our Ability to Use Our Net Operating Loss Carryforwards to Reduce Future Tax Payments Could Be Negatively Impacted if There Is an “Ownership Change” (as Defined Under Section 382 of the Internal Revenue Code); Our Tax Benefit Preservation Plan May Not Be Effective to Prevent an Ownership Change.

We have substantial federal and state NOLs for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of December 31, 2010, we had federal and state NOLs of approximately $2.1 billion, which begin to expire in 2022 for federal income tax purposes and of which $0.3 million will expire at the end of 2011 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $800 million, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

Our ability to utilize NOLs could be further limited if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, a change in ownership can occur whenever there is a collective shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The occurrence of such an ownership change would accelerate cash tax payments we would be required to make and likely result in a substantial portion of our NOLs expiring before we could fully utilize them. As a result, any restriction on our ability to utilize these NOL carryforwards could have a material adverse impact on our business, financial condition and future cash flows.

On September 13, 2010, our board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the number of shares of Leap common stock outstanding at any particular time for purposes of the Tax Benefit Preservation Plan is determined in accordance with Section 382, it may differ from the number of shares that we report as outstanding in our SEC filings.

Although the Tax Benefit Preservation Plan is intended to reduce the likelihood of an adverse ownership change under Section 382, the Tax Benefit Preservation Plan may not prevent such an ownership change from occurring and does not protect against all transactions that could cause an ownership change, such as sales of Leap common stock by certain greater than 5% stockholders. Accordingly, we cannot assure you that an ownership change under Section 382 will not significantly limit the use of our NOLs.

A Significant Portion of Our Assets Consists of Wireless Licenses, Goodwill and Other Intangible Assets.

As of December 31, 2010, 42.69% of our assets consisted of wireless licenses, goodwill and other intangible assets. The value of our assets will depend on market conditions, the availability of buyers and similar factors. While the value of these assets is determined by using the market approach for purposes of our impairment testing, those values may differ from what would ultimately be realized by us in a sales transaction and that difference may be material. By their nature, our intangible assets may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

The Wireless Industry Is Experiencing Rapid Technological Change, Which May Require Us to Significantly Increase Capital Investment, and We May Lose Customers if We Fail to Keep Up with These Changes.

The wireless communications industry continues to experience significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data and 4G services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Our continued success will depend, in part, on our ability to anticipate or adapt to technological changes and to offer, on a timely basis, services that meet customer demands.

Competitors have begun providing competing wireless telecommunications service through the use of developing 4G technologies, such as WiMax and LTE. We currently plan to deploy next-generation LTE network technology over the next few years, with a commercial trial market scheduled to be launched in late 2011. We cannot predict, however, which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products and services. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. For example, we expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. In addition, we may be required to acquire additional spectrum to deploy these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis or at all. There are also risks that current or future versions of the wireless technologies and evolutionary path that we have selected or may select may not be demanded by customers or provide the advantages that we expect. If such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that widespread demand for advanced data services will develop at a price level that will allow us to earn a reasonable return on our investment. In addition, there are risks that other wireless carriers on whose networks our customers roam may change their technology to other technologies that are incompatible with ours. As a result, the ability of our customers to roam on such carriers’ wireless networks could be adversely affected. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected. Further, we may not be able to negotiate or maintain cost-effective data roaming agreements on 4G or other data networks, and we are not able to assure you that customer devices that operate on 4G or other data networks will be available at costs that will make them attractive to customers.

The Loss of Key Personnel and Difficulty Attracting, Integrating and Retaining Qualified Personnel Could Harm Our Business.

We believe our success depends heavily on the contributions of our employees and on attracting, motivating and retaining our officers and other management and technical personnel. We do not, however, generally provide employment contracts to our employees. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.

Our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson and our CFO, Walter Z. Berger. In addition, we recently hired new members of senior management to help support our corporate and field operations, which included the appointment of Raymond J. Roman as our executive vice president and chief operating officer and Robert A. Young as our executive vice president, field operations. We also recently implemented a new regional president structure to oversee customer and sales activity, hiring new members of management to oversee two of our three new regions. As several members of senior management have been hired relatively recently, it may take time to fully integrate these individuals into their new roles. The loss of key individuals in the future may have a material adverse impact on our ability to effectively manage and operate our business. In addition, we may have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance.

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

We Rely Heavily on Third Parties to Provide Specialized Services; a Failure or Inability by Such Parties to Provide the Agreed Upon Products or Services Could Materially Adversely Affect Our Business, Results of Operations and Financial Condition.

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

Generally, there are multiple sources for the types of products and services we purchase or use. However, we rely on one key vendor for billing services, a limited number of vendors for device logistics, a limited number of vendors for voice and data communications transport services and a limited number of vendors for payment processing services. In December 2008 we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system, which we expect will be completed in 2011. Because of the costs and time lags that can be associated with transitioning from one supplier or service provider to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers or service providers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

System Failures, Security Breaches, Business Disruptions and Unauthorized Use or Interference with Our Network or Other Systems Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.

Our technical infrastructure (including our network infrastructure and ancillary functions supporting our network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. Unanticipated problems at our facilities or with our technical infrastructure, system or equipment failures, hardware or software failures or defects, computer viruses or hacker attacks could affect the quality of our services and cause network service interruptions. Unauthorized access to or use of customer or account information, including credit card or other personal data, could result in harm to our customers and legal actions against us, and could damage our reputation. In addition, earthquakes, floods, hurricanes, fires and other unforeseen natural disasters or events could materially disrupt our business operations or the provision of Cricket service in one or more markets. For example, during the third quarter of 2008, our customer acquisitions, cost of service and revenues in certain markets were adversely affected by Hurricane Ike and related weather systems. Costs we incur to restore, repair or replace our network or technical infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use, may be substantial and increase our cost of providing service. Any failure in or interruption of systems that we or third parties maintain to support ancillary functions, such as billing, point of sale, inventory management, customer care and financial reporting, could materially impact our ability to timely and accurately record, process and report information important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

We Have Been Upgrading a Number of Significant Business Systems, Including Our Customer Billing System, and Any Unanticipated Difficulties, Delays or Interruptions with the Transition Could Negatively Impact Our Business.

During the past year, we upgraded a number of our significant, internal business systems, including implementing a new inventory management system and new point-of-sale system. In addition, we expect to transition to a new customer billing system during 2011.

We cannot assure you that we will not experience difficulties, errors, delays or disruptions while we implement and transition to these new systems. At times during the transition of our billing system, we will be limited in our ability to modify our current product and service offerings or to offer new products and services. In addition, the transition of this system may not progress according to our current schedule and could suffer cost overruns. Significant unexpected difficulties in transitioning our billing or other systems could materially impact our ability to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs or could suffer a material weaknesses in our internal control over financial reporting, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

We May Not Be Successful in Protecting and Enforcing Our Intellectual Property Rights.

We rely on a combination of patent, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights, all of which offer only limited protection. We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business in order to limit access to and disclosure of our proprietary information. Despite our efforts, the steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary rights. Moreover, others may independently develop processes and technologies that are competitive to ours. The enforcement of our intellectual property rights may depend on any legal actions that we undertake against such infringers being successful, but we cannot be sure that any such actions will be successful, even when our rights have been infringed.

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

We and Our Suppliers Rely on Third Party Intellectual Property Rights in the Operation of Our Business.

In conducting our business operations, we and many of our suppliers rely on equipment, software, technology and content developed by third parties which are protected by and subject to a wide array of patents and other intellectual property rights. As a result, third parties have asserted and may in the future assert infringement claims against us or our suppliers based on our or their general business operations and the equipment, software, technology or other content that we or they use or provide. Due in part to the growth and expansion of our business operations, we have become subject to increased amounts of litigation, including disputes alleging patent and other intellectual property infringement relating to the operation of our networks and our sale of handsets and other devices. See “Part I — Item 3. Legal Proceedings — Patent Litigation” of this report for a description of certain patent infringement lawsuits that have been brought against us. If plaintiffs in any patent litigation matters brought against us were to prevail, we could be required to pay substantial damages or settlement costs, and we could be required to alter the way we conduct business to avoid future infringement, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely on third-party intellectual property and digital content to provide certain of our wireless services to customers. In early 2011, we launched Muve Music, an unlimited music download service designed specifically for mobile handsets. We launched the service in select Cricket markets and expect to expand its availability throughout 2011. The Muve Music service requires us to license music and other intellectual property rights of third parties. We cannot guarantee that these licenses will continue to be available to us on commercially reasonable terms or at all. Our licensing arrangements with these third parties are generally short-term in nature and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Our inability to continue to offer customers a wide variety of content at reasonable costs to us could limit the success of our Muve Music product. In addition, we could become subject to infringement claims and potential liability for damages or royalties related to music and intellectual property rights of third parties, including as a result of any unauthorized access to the third-party content we have licensed.

We generally have indemnification agreements with the manufacturers, licensors and vendors who provide us with the equipment, software and technology that we use in our business to help protect us against possible infringement claims. However, we do not have indemnification arrangements with all of our partners and suppliers. In addition, to the extent that there is an indemnification arrangement in place, depending on the nature and scope of a possible claim, we may not be entitled to seek indemnification under the terms of the agreement. In addition, we cannot guarantee that the financial condition of an indemnifying party would be sufficient to protect us against all losses associated with infringement claims or that we would be fully indemnified against all possible losses associated with a possible claim. In addition, our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business, which could have the effect of slowing or limiting our ability to introduce products and services to our customers. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier is valid or successful, it could materially adversely affect our business, financial condition or results of operations by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all) or requiring us to redesign our business operations or systems to avoid claims of infringement. In addition, infringement claims against our suppliers could also require us to purchase products and services at higher prices or from different suppliers and could adversely affect our business by delaying our ability to offer certain products and services to our customers.

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

In addition, legislative or regulatory action could be taken which could limit our ability to use certain foreign vendors to supply us with equipment, materials or other services that we use in our business operations. For example, we have previously purchased equipment used in our wireless network from a Chinese company. Members of the U.S. Congress and certain regulatory agencies have raised concerns about American companies purchasing equipment and software from Chinese companies, including Chinese telecommunications companies, including concerns relating to the U.S. trade imbalance with China, alleged violations of intellectual property rights by Chinese companies and potential security risks posed by U.S. companies purchasing technical equipment and software from Chinese companies. Any legislative or regulatory action that might restrict us from purchasing equipment or software from Chinese or other foreign companies could require changes in our equipment procurement activities.

The DMCA prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office has the authority to exempt for three years certain activities from copyright liability that otherwise might be prohibited by that statute. In July 2010, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. The DMCA copyright exemption facilitates our current practice of allowing customers to bring in unlocked, or “reflashed,” phones that they already own and may have used with another wireless carrier, and activate them on our network. To the extent that the Copyright Office determines in the future not to extend this exemption for an extended period of time and this prevents us from “flashing” devices or activating “reflashed” devices on our network, this could have a material adverse impact on our business, financial condition and results of operations.

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

If Customer Usage of Our Services Exceeds Our Expectations, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Effect on Our Operating Expenses.

Our most popular Cricket Wireless service plans bundle certain features with unlimited local and U.S. long distance service and unlimited text messaging, along with mobile web, 411 services, navigation and data back-up, for a fixed monthly fee to more effectively compete with other telecommunications providers. In August 2010, we introduced “smartphones” and other new devices which use greater amounts of network capacity than the handsets and devices we previously offered. We also offer Cricket Broadband, our unlimited mobile broadband service, and Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service. In early 2011, we launched Muve Music, an unlimited music download service designed specifically for mobile handsets, in select Cricket markets, and we expect to expand its availability throughout 2011. We provide nationwide voice, data and mobile broadband wireless services through our own Cricket network footprint and through roaming and wholesale agreements that we have entered into with other carriers. Cricket Wireless customers generally use their handsets for voice calls for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Customer usage of our Cricket Broadband service has also been significant.

If customers exceed expected usage for our voice, data, mobile broadband or music download services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage for our services, and we continue to assess and seek to implement technological improvements to increase the efficiency of our wireless spectrum. We currently manage our network and users of our Cricket Broadband service by limiting throughput speeds if their usage adversely impacts our network or service levels or if usage exceeds certain thresholds. However, if future wireless use by Cricket customers increases faster than we anticipate and exceeds the then-available capacity of our network, service quality may suffer. In addition, our roaming or wholesale costs may be higher than we anticipate. Depending on the extent of customers’ use of our network and roaming or wholesale services we expect to provide in the future, we may be forced to raise the price or alter the service offerings of our wireless or mobile broadband services, further limit data quantities or speeds, otherwise limit the number of new customers for certain services, acquire additional spectrum, or incur substantial additional capital expenditures to enhance network capacity or quality.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited voice, data and mobile broadband services for a flat monthly rate, our customers’ average usage of these services per month is substantially above U.S. averages. We intend to meet demand for our wireless and mobile broadband services by utilizing spectrally efficient technologies or by entering into roaming or partnering agreements with other carriers. Despite our and Denali’s spectrum purchases in the FCC’s Auction #66, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. For example, we currently operate on 10 MHz of spectrum in our Chicago market. In the future, we may be required to acquire additional spectrum in this and other markets to satisfy increasing demand (especially for data and mobile broadband services) or to deploy new technologies, such as our expected deployment of LTE network technology over the next few years. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or at all or that additional spectrum would be made available by the FCC on a timely basis. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements that may make it less attractive or economical for us. If such additional spectrum is not available to us when required on reasonable terms or at a reasonable cost, our business, financial condition and results of operations could be materially adversely affected.

Our and Savary Island’s Wireless Licenses Are Subject to Renewal and May Be Revoked in the Event That We Violate Applicable Laws.

Our and Savary Island’s existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted, which renewal period commenced for some of our PCS wireless licenses in 2006. The FCC will award renewal expectancy to a wireless licensee that timely files a renewal application, has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. Historically, the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. In addition, if we fail to timely file to renew any wireless license, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. The FCC recently initiated a rulemaking proceeding to re-evaluate, among other things, its wireless license renewal showings and standards and may in this or other proceedings promulgate changes or additional substantial requirements or conditions to its renewal rules, including revising license build-out requirements. We cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, results of operations and financial condition.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of December 31, 2010, the carrying value of our and Savary Island’s wireless licenses was approximately $2.0 billion. During the years ended December 31, 2010, 2009 and 2008, we recorded impairment charges of $0.8 million, $0.6 million and $0.2 million, respectively, with respect to our wireless licenses.

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

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. We conduct our annual tests for impairment of our wireless licenses during the third quarter of each year. The fair value of our wireless licenses is determined primarily based on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions, pricing trends among historical wireless license transactions, our spectrum holdings within a given market relative to other carriers’ holdings and qualitative demographic and economic information concerning the areas that comprise our markets. A significant impairment loss could have a material adverse effect on our operating income (loss) and on the carrying value of our wireless licenses on our balance sheet.

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

The annual goodwill impairment test is conducted during the third quarter of each year by first comparing the carrying value of our net assets to our fair value. As of August 31, 2010, the carrying value of our net assets exceeded the fair value, determined based upon our average market capitalization during the month of August 2010 and applying an assumed control premium of 30%. As a result, we performed the second step of the assessment to measure the amount of any impairment and subsequently recorded an impairment charge of $430.1 million in the third quarter of 2010, reducing the carrying amount of our goodwill to zero.

On October 1, 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to a new joint venture, STX Wireless, with Cricket receiving a 75.75% controlling membership interest in the venture and Pocket receiving a 24.25% non-controlling membership interest. The excess purchase price over the fair value of the net assets acquired and the related deferred income tax effects of the transaction resulted in goodwill of $31.1 million. As of December 31, 2010, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to the 2010 annual impairment test and related impairment charges that would indicate an impairment condition existed, and we concluded that no further impairment of goodwill was required. There can be no assurance that impairment conditions will not exist in the future that require further impairment charges to reduce the carrying amount of our goodwill.

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

Risks Related to Ownership of Leap Common Stock

Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.

The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of Leap common stock has been, and is likely to continue to be, subject to wide fluctuations. Factors affecting the trading price of Leap common stock may include, among other things:

•	variations in our operating results or those of our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	entry of new competitors into our markets, changes in product and service offerings by us or our competitors, changes in the prices charged for product and service offerings by us or our competitors, or changes or upgrades in the network technologies used by us or our competitors;

•	significant developments with respect to intellectual property or other litigation;

•	announcements of and bidding in auctions for new spectrum;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow Leap common stock;

•	any default under any of the indentures governing our secured or unsecured senior notes or convertible senior notes because of a covenant breach or otherwise;

•	rumors or speculation in the marketplace regarding acquisitions or consolidation in our industry, including regarding transactions involving Leap; and

•	market conditions in our industry and the economy as a whole.

In addition, we have registered all shares of common stock that we may issue under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, under our 2009 Employment Inducement Equity Incentive Plan and under our Employee Stock Purchase Plan. When we issue shares under these stock plans, they can be freely sold in the public market. If any of Leap’s stockholders causes a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales also could impede our ability to raise future capital.

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs, and Our Ownership Is Highly Concentrated. Sales of a Significant Number of Shares by Large Stockholders May Adversely Affect the Market Price of Leap Common Stock.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 20.9% of Leap common stock as of February 18, 2011. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 47.5% of Leap common stock as of February 18, 2011. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 15,537,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 20.0% of Leap’s outstanding common stock as of February 18, 2011. In addition, in connection with our offering of 7,000,000 shares of Leap common stock in the second quarter of 2009, we agreed to register for resale any additional shares of common stock that these entities or their affiliates may acquire in the future. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

As of February 18, 2011, 78,653,765 shares of Leap common stock were issued and outstanding, and 5,595,695 additional shares of Leap common stock were reserved for issuance, including 4,402,710 shares reserved for issuance upon the exercise of outstanding stock options under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 523,863 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 287,000 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 13,975 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 368,147 shares available for future issuance under our Employee Stock Purchase Plan.

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

In addition, we have registered all shares of common stock that we may issue under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, under our 2009 Employment Inducement Equity Incentive Plan and under our Employee Stock Purchase Plan. When we issue shares under these stock plans, they can be freely sold in the public market. If any of Leap’s stockholders causes a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales also could impede our ability to raise future capital.

Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws, under Delaware Law, in Our Indentures, or in Our Tax Benefit Preservation Plan Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and, Therefore, Depress the Trading Price of Leap Common Stock.

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

As of December 31, 2010, we leased approximately 9,000 cell sites, 32 switching centers and seven warehouse facilities (which range in size from approximately 2,000 square feet to 30,000 square feet). In addition, we had approximately 50 office leases in our individual markets that range from approximately 800 square feet to approximately 40,000 square feet. We also leased approximately 350 retail locations in our markets, including stores ranging in size from approximately 400 square feet to 10,000 square feet, as well as approximately 40 kiosks and 20 retail spaces within other stores.

As of December 31, 2010, we leased office space totaling approximately 201,000 square feet for our corporate headquarters in San Diego. We use these offices for engineering and administrative purposes. As of such date, we also leased space, totaling approximately 94,000 square feet, for our facility in Denver for our sales and marketing, product development and supply chain functions. We also continued to lease space in Denver, totaling approximately 76,000 square feet, for our engineering and information technology functions. We do not own any real property.

As we continue to develop existing Cricket markets, we may lease additional or substitute office facilities, retail stores, cell sites, switch sites and warehouse facilities.

Item 3.	Legal Proceedings

As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, securities, commercial, consumer business practices and other matters. Due in part to the growth and expansion of our business operations, we have become subject to increased amounts of litigation, including disputes alleging intellectual property infringement.

We believe that any damage amounts alleged by plaintiffs in the matters discussed below are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether its amount can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved.

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

Securities and Derivative Litigation

Leap was a nominal defendant in two shareholder derivative suits and a consolidated securities class action lawsuit. As indicated further below, each of these matters settled and the settlements received final court approval.

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

The parties in the federal action executed a stipulation of settlement dated May 14, 2010 to resolve both the federal and state derivative suits. The settlement was subject to final court approval, among other conditions. On September 20, 2010, the district court held a final fairness hearing to approve the settlement, and on September 22, 2010 the district court granted final approval of the settlement, resulting in a release of the alleged claims against the individual defendants and their related persons. On September 22, 2010 a judgment was issued in the federal case, and on October 7, 2010 a dismissal with prejudice was entered in the state case. The settlement was based upon our agreement to adopt and implement and/or continue to implement or observe various operational and corporate governance measures, and to fund, through our insurance carriers, an award of attorneys’ fees to plaintiffs’ counsel. The individual defendants denied liability and wrongdoing of any kind with respect to the claims made in the derivative suits and made no admission of any wrongdoing in connection with the settlement.

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

Other Litigation, Claims and Disputes

In addition to the matters described above, we are often involved in certain other matters which generally arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to us, none of these other matters is expected to have a material adverse effect on our business, financial condition or results of operations.

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

	High($)	Low($)

Calendar Year — 2009
First Quarter	38.49	23.27
Second Quarter	41.05	30.87
Third Quarter	30.55	15.85
Fourth Quarter	18.13	12.25
Calendar Year — 2010
First Quarter	18.89	13.03
Second Quarter	18.89	12.98
Third Quarter	13.45	9.73
Fourth Quarter	12.59	10.71

On February 18, 2011, the last reported sale price of Leap common stock on the NASDAQ Global Select Market was $13.92 per share. As of February 18, 2011, there were 78,653,765 shares of common stock outstanding held by approximately 360 holders of record.

Dividends

Leap has not paid or declared any cash dividends on its common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. As more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms of the indentures governing our secured and unsecured senior notes restrict our ability to declare or pay dividends. We intend to retain future earnings, if any, to fund our business expansion initiatives. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

Item 6.	Selected Financial Data (in thousands, except per share data)

The following selected financial data were derived from our audited consolidated financial statements (as adjusted for the change in accounting principle as discussed in Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”). These tables should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

During the fourth quarter of 2010, we elected to change the method of accounting for regulatory fees and telecommunications taxes paid with respect to our service plans, including Universal Service Fund and E-911 fees, from a net to a gross basis in the consolidated statements of operations. Prior to the fourth quarter of 2010, we accounted for regulatory fees and telecommunications taxes on a net basis, such that regulatory fees and telecommunications taxes were recorded as service revenue, net of amounts owed and remitted to government agencies. Following the introduction of our “all-inclusive” rate plans in August 2010 (which do not include separate charges for certain fees and telecommunications taxes), we changed our accounting policy in the fourth quarter of 2010 to a gross basis such that we no longer deduct from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead include such amounts in cost of service. This change in accounting policy, which has been applied retrospectively, increased both service revenues and cost of service by $139.9 million, $98.2 million, $73.1 million, $71.4 million and $64.6 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. This change in accounting policy does not change previously reported operating income (loss) or net loss.

	Year Ended December 31,
	2010	2009	2008	2007	2006

Statement of Operations Data:
Revenues	$2,697,203	$2,481,321	$2,031,924	$1,702,167	$1,231,778

Operating income (loss)(1)	(450,738)	31,124	46,700	60,262	23,725

Loss before income taxes and cumulative effect of change in accounting principle	(742,542)	(197,354)	(104,411)	(40,521)	(17,635)
Income tax expense	(42,513)	(40,609)	(38,970)	(35,924)	(8,469)

Loss before cumulative effect of change in accounting principle	(785,055)	(237,963)	(143,381)	(76,445)	(26,104)
Cumulative effect of change in accounting principle	—	—	—	—	623

Net loss	(785,055)	(237,963)	(143,381)	(76,445)	(25,481)
Accretion of redeemable non-controlling interests, net of tax	(86,898)	(1,529)	(6,820)	(3,854)	(1,321)

Net loss attributable to common stockholders	$(871,953)	$(239,492)	$(150,201)	$(80,299)	$(26,802)

Basic loss per share attributable to common stockholders:
Loss before cumulative effect of change in accounting principle	$(11.49)	$(3.30)	$(2.21)	$(1.20)	$(0.44)
Cumulative effect of change in accounting principle	—	—	—	—	0.01

Basic loss per share(2)	$(11.49)	$(3.30)	$(2.21)	$(1.20)	$(0.43)

	Year Ended December 31,
	2010	2009	2008	2007	2006

Diluted loss per share attributable to common stockholders:
Loss before cumulative effect of change in accounting principle	$(11.49)	$(3.30)	$(2.21)	$(1.20)	$(0.44)
Cumulative effect of change in accounting principle	—	—	—	—	0.01

Diluted loss per share(2)	$(11.49)	$(3.30)	$(2.21)	$(1.20)	$(0.43)

Shares used in per share calculations:(2)
Basic	75,917	72,515	68,021	67,100	61,645

Diluted	75,917	72,515	68,021	67,100	61,645

	As of December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$350,790	$174,999	$357,708	$433,337	$372,812
Short-term investments	68,367	389,154	238,143	179,233	66,400
Working capital	85,305	272,974	278,576	380,384	185,191
Total assets	4,834,823	5,377,481	5,052,857	4,432,998	4,084,947
Capital leases	10,307	12,285	13,993	53,283	16,459
Long-term debt	2,832,070	2,735,318	2,566,025	2,033,902	1,676,500
Total stockholders’ equity	911,282	1,690,530	1,612,676	1,717,505	1,769,348

(1)	Refer to Notes 3 and 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for discussion of the $477.3 million of non-cash impairment recorded within operating income (loss) during the year ended December 31, 2010.

(2)	Refer to Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for an explanation of the calculation of basic and diluted earnings (loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report.

Overview

Company Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the “Cricket” brand. Our Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in Oregon by our wholly-owned subsidiary, LCW Operations; in the upper Midwest by our wholly-owned subsidiary, Denali Operations; and in South Texas by our joint venture, STX Operations. We control STX Operations through a 75.75% controlling membership interest in its parent company, STX Wireless. In addition, we own an 85% non-controlling membership interest in Savary Island, which holds wireless licenses and a related spectrum lease covering the upper Midwest portion of the U.S. outside of our Chicago and Southern Wisconsin operating markets.

As of December 31, 2010, Cricket service was offered in 35 states and the District of Columbia and had approximately 5.5 million customers. As of December 31, 2010, we and Savary Island owned wireless licenses covering an aggregate of approximately 184.6 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 95.3 million POPs as of December 31, 2010. The licenses we and Savary Island own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming that Savary Island were to make available to us certain of its spectrum.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that provide Cricket customers with nationwide voice and data roaming services over an extended service area covering approximately 285 million POPs. We have also entered into a wholesale agreement which permits us to offer Cricket services outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and further expand our distribution nationwide.

The foundation of our business is to provide unlimited, nationwide wireless service and to design and market our products and services to appeal to customers seeking increased value. Our primary Cricket service is Cricket Wireless, which offers customers unlimited nationwide voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plans bundle certain features with unlimited local and U.S. long distance and unlimited text messaging, along with mobile web, 411 services, navigation and data backup. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for a low, flat rate. We also offer Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services. In early 2011, we launched Muve Music, an unlimited music download service designed specifically for mobile handsets, in select Cricket markets, and we expect to expand its availability throughout 2011. None of our services require customers to enter into long-term commitments or pass a credit check.

In August 2010, we revised certain features of a number of our Cricket service offerings. We introduced “all-inclusive” rate plans for all of our Cricket services in which we eliminated certain fees (such as activation, reactivation and regulatory fees) and telecommunications taxes. We also introduced smartphone-specific rate plans for our new Android and Blackberry devices as well as new Cricket Broadband service plans with flat monthly rates that vary depending upon the targeted amount of data that a customer expects to use during the month. We eliminated the free first month of service we previously provided to new customers of our Cricket Wireless and Cricket Broadband services that purchased a handset or modem and instead decreased the retail prices of many of our devices. We also eliminated certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time. Further, we introduced “smartphones” and other new handsets and devices. We believe that these new service plans, products and other changes will be attractive to customers and help improve our competitive positioning in the marketplace.

We have designed our unlimited Cricket products and services to appeal to customers who are seeking increased value from their wireless services. According to the December 2010 Yankee Group North American Mobile Device Forecast, U.S. wireless penetration was approximately 95% at December 31, 2010. The majority of wireless customers in the U.S. have traditionally subscribed to post-pay services that may require credit approval and a contractual commitment from the subscriber for a period of at least one year and may include overage charges for call volumes in excess of a specified maximum. We believe that many wireless customers are increasingly price-sensitive and prefer not to enter into fixed-term contracts. As a result, we believe our services appeal strongly to this customer segment. Our customers have tended to be younger, have lower incomes and include a greater percentage of ethnic minorities. Our internal customer surveys indicate that approximately three-quarters of our Cricket Wireless customers use our service as their sole phone service and a substantial percentage of our Cricket Wireless customers use our service as their primary phone service. For the year ended December 31, 2010, our customers used our Cricket Wireless service for an average of approximately 1,500 minutes per month, which was substantially above the U.S. wireless national carrier customer average. We believe that we are able to cost-effectively attract and serve customers seeking increased value because of our high-quality network and low customer acquisition and operating costs.

As a result of the attractive value proposition we offer to customers, we have pursued opportunities within recent years to continue to strengthen and expand our business. These activities have included the broadening of our portfolio of products and services, including through the introduction of our Cricket Broadband and Cricket PAYGo services, our new “all-inclusive” rate plans and our new Muve Music service. We have also pursued activities to strengthen and expand the available network service area for Cricket products and services. In recent years, new Cricket markets were launched in Chicago, Philadelphia, Washington, D.C. and Lake Charles covering approximately 24.2 million POPs, and we enhanced network coverage and capacity in our existing markets. In addition, as discussed above, we have entered into agreements with other wireless carriers to provide Cricket customers with nationwide voice and data roaming services over an extended service area covering approximately 285 million POPs. We have also entered into a wholesale agreement which permits us to offer Cricket services outside of our current network footprint. We also currently plan to deploy next-generation LTE network technology over the next few years, with a commercial trial market scheduled to be launched in late 2011. Other future business expansion activities could include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build out and launch of new markets, entering into partnerships with others or the acquisition of other wireless communications companies or complementary businesses. We expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Savary Island hold include large regional areas covering both rural and metropolitan communities, we and Savary Island may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise currently used for Cricket service. We intend to be disciplined as we pursue any expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise or in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, promotional activity, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base) and competitive actions, any of which may have the ability to either offset or magnify certain seasonal effects or the relative amount of time a market has been in operation. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, including shortages we experienced during the second quarter of 2009 and again in the second and third quarters of 2010. These shortages have had the effect of limiting the customer activity that would otherwise have been expected based on seasonal trends. From time to time, we also offer programs to help promote customer activity for our wireless services which may similarly affect seasonal trends. For example, we utilize a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our wireless services.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol service providers, traditional landline service providers, cable companies and mobile satellite service providers. The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively priced unlimited prepaid and postpaid service offerings. These service offerings present additional strong competition in markets in which our offerings overlap, and the evolving competitive landscape has negatively impacted our financial and operating results since early 2009. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. In the August 2009 and March 2010, we revised a number of our Cricket Wireless service plans to provide additional features previously only available in our higher-priced plans, to eliminate certain fees we previously charged customers who changed their service plans and to include unlimited nationwide roaming and international long distance services. These changes, which were made in response to the competitive and economic environment, resulted in lower average monthly revenue per customer and increased costs. In August 2010 we introduced a number of new initiatives to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, offering “all-inclusive” service plans, eliminating certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time, entering into a new wholesale agreement and nationwide data roaming agreement and introducing “smartphones” and other new handsets and devices. We believe that these new initiatives will be attractive to customers, will help improve our competitive positioning in the marketplace and will lead to improved financial and operational performance over the longer term. Since their introduction, these August 2010 initiatives have led to higher average monthly revenue per customer and lower customer turnover, although they have also resulted in increased costs, including equipment subsidy for new and upgrading customers, sales and marketing expenses and other costs. The extent to which our new initiatives will be successful and impact our future financial and operating results will depend upon customer acceptance of our new product and service offerings.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity by selling certain non-core assets or through future capital markets transactions. See “— Liquidity and Capital Resources” below.

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

Principles of Consolidation

The consolidated financial statements include the operating results and financial position of Leap and its wholly-owned subsidiaries as well as the operating results and financial position of Savary Island and STX Wireless and their wholly-owned subsidiaries. We consolidate our non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island is a variable interest entity and we have entered into an agreement with Savary Island’s other member which establishes a specified purchase price in the event that it exercises its right to sell its membership interest to us. We consolidate STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Change in Accounting Principle

During the fourth quarter of 2010, we elected to change the method of accounting for regulatory fees and telecommunications taxes paid with respect to our service plans, including Universal Service Fund and E-911 fees, from a net to a gross basis in the consolidated statements of operations. Prior to the fourth quarter of 2010, we accounted for regulatory fees and telecommunications taxes on a net basis, such that regulatory fees and telecommunications taxes were recorded as service revenue, net of amounts owed and remitted to government agencies. Following the introduction of our “all-inclusive” rate plans in August 2010 (which do not include separate charges for certain fees and telecommunications taxes), we changed our accounting policy in the fourth quarter of 2010 to a gross basis such that we no longer deduct from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead include such amounts in cost of service. This change in accounting policy, which has been applied retrospectively, increased both service revenue and cost of service by $139.9 million, $98.2 million, $73.1 million, $71.4 million and $64.6 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. This change in accounting policy does not change previously reported operating income (loss) or net loss.

We changed our accounting policy to the gross basis of revenue reporting because under the “all inclusive” rate plans that we introduced in 2010, we absorb the variability resulting from periodic regulatory rate changes. In addition, payment of the regulatory fees and telecommunications tax surcharges is ultimately our responsibility. Further, we also believe that the gross basis of reporting is the prevailing practice within the wireless telecommunications industry, which will make our financial information more comparable to that of other companies within our industry. See Note 2 to our consolidated financial statements.

Revenues

Our business revenues principally arise from the sale of wireless services, devices (handsets and broadband modems) and accessories. Wireless services are provided primarily on a month-to-month basis. In general, our customers are required to pay for their service in advance and we do not require customers to sign fixed-term contracts or pass a credit check. Service revenues are recognized only after payment has been received and services have been rendered.

In August 2010, we introduced new rate plans for all of our Cricket services, eliminated certain fees (such as activation, reactivation and regulatory fees) and telecommunications taxes and ceased offering a free first month of service to new Cricket Wireless and Cricket Broadband customers when they purchase a new device and activate service. Prior to August 2010, when we activated service for a new customer, we typically sold that customer a device bundled with a free period of service. Under each approach, in accordance with the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with service constitutes a multiple element arrangement. Under this guidance, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying the guidance to these transactions results in us recognizing the total consideration received, less amounts allocated to the wireless service period (generally the customer’s monthly rate plan), as equipment revenue.

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

Through a third-party provider, our customers may elect to participate in an extended warranty program for the devices they purchase. We recognize revenue on replacement devices sold to our customers under the program when the customer purchases the device.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that we provide to our customers. Any regulatory fees and telecommunications taxes collected from customers are recorded in service revenues and amounts owed and remitted to government agencies are recorded in cost of service.

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

As a result of the sustained decrease in our market capitalization, and in conjunction with the annual assessment of our goodwill, we tested our long-lived assets for potential impairment during the third quarter of 2010. Since our long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, we completed this assessment at the enterprise level. As required by the authoritative guidance for impairment testing, we compared our total estimated undiscounted future cash flows to the carrying value of our long-lived and indefinite-lived assets at September 30. Under this analysis, our total estimated undiscounted future cash flows were determined to have exceeded the total carrying value of our long-lived and indefinite-lived assets. If our total estimated undiscounted future cash flows calculated in this analysis were 10% less than those determined, they would continue to exceed the total carrying value of our long-lived and indefinite-lived assets. We estimated our future cash flows based on projections regarding our future operating performance, including projected customer growth, customer churn, average monthly revenue per customer and costs per gross additional customer. If our actual results were to materially differ from those projected, that difference could have a significant adverse effect on our estimated undiscounted future cash flows and could ultimately result in an impairment to our long-lived assets.

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

In connection with the analysis described above, we evaluated certain network design, site acquisition and capitalized interest costs relating to the expansion of our network which had been accumulated in construction-in-progress. In August 2010, we entered into a wholesale agreement which permits us to offer Cricket wireless services outside our current network. We believe that this agreement will allow us to strengthen and expand our distribution and provides us with greater flexibility with respect to our network expansion plans. As a result, we have determined to spend an increased portion of our planned capital expenditures on the future deployment of next-generation LTE technology and to defer our previously planned network expansion activities.

As a result of these developments, the costs previously accumulated in construction-in-progress were determined to be impaired and we recorded an impairment charge of $46.5 million during the third quarter of 2010.

We evaluated whether any triggering events or changes in circumstances had occurred subsequent to the annual impairment test of our long-lived assets that we conducted during the third quarter of 2010 which indicate that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, we concluded that no triggering events or changes in circumstances had occurred.

Impairment of Indefinite-Lived Intangible Assets

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. In addition on a quarterly basis, we evaluate the triggering event criteria outlined in the authoritative guidance for goodwill and other intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. Our annual impairment test is conducted each year during the third quarter.

Wireless Licenses

We operate networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because we expect to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of our and Savary Island’s PCS and AWS licenses. On a quarterly basis, we evaluate the remaining useful lives of our indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, we would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, we evaluate the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, we also test our wireless licenses for impairment on an annual basis in accordance with the authoritative guidance for goodwill and other intangible assets.

Portions of the AWS spectrum that we were awarded in Auction #66 were subject to use by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. In connection with the launch of new markets over the past two years, we worked with several incumbent government and commercial licensees to clear AWS spectrum.

For purposes of testing impairment, our wireless licenses in our operating markets are combined into a single unit of account because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Our and Savary Island’s non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in our operating markets. An impairment loss is recognized on our and Savary Island’s operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss is recognized on our and Savary Island’s non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss is recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, we recorded impairment charges of $0.8 million and $0.6 million during the years ended December 31, 2010 and 2009, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. No impairment charges were recorded for our operating wireless licenses as the aggregate fair value of these licenses exceeded the aggregate carrying value.

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

As more fully described above, the most significant factor used to determine the fair value of our wireless licenses is comparable sales transactions. Other factors used in determining fair value include developments or changes in legal, regulatory and technical matters as well as demographic and economic factors. Changes in comparable sales prices would generally result in a corresponding change in fair value. For example, a 10% decline in comparable sales prices would generally result in a 10% decline in fair value. However, a decline in comparable sales would likely require further adjustment to fair value to capture more recent macro-economic changes and changes in the demographic and economic characteristics unique to our wireless licenses, such as population size, composition, growth rate and density, household and disposable income, and the extent of the wireless-centric workforce in the markets covered by our wireless licenses. Spectrum auctions and comparable sales transactions in recent periods have resulted in modest increases to the aggregate fair value of our wireless licenses as increases in fair value in larger markets were slightly offset by decreases in fair value in markets with lower population densities. In addition, favorable developments in technical matters such as spectrum clearing and device availability have positively impacted the fair value of a significant portion of our wireless licenses. Partially offsetting these increases in value were demographic and economic-related adjustments that were required to capture current economic developments. These demographic and economic factors resulted in a decline in fair value for certain of our wireless licenses.

As a result of the valuation analysis discussed above, the fair value of our wireless licenses increased by approximately 13% from September 2009 to September 2010 (as adjusted to reflect the effects of our acquisitions and dispositions of wireless licenses during the period). In connection with our 2010 annual impairment test, the fair value of our and Savary Island’s wireless licenses significantly exceeded their carrying value. The aggregate fair value of our and Savary Island’s individual wireless licenses was determined to be $2,734.7 million, which when compared to their respective aggregate carrying value of $1,920.0 million, yielded significant excess fair value.

In connection with our 2010 annual impairment test, the aggregate fair value and carrying value of our and Savary Island’s individual operating wireless licenses was determined to be $2,518.2 million and $1,772.2 million, respectively. If the fair value of our and Savary Island’s operating wireless licenses had declined by 10% in such impairment test, we would not have recognized any impairment loss. In connection with our 2010 annual impairment test, we determined that the aggregate fair value and carrying value of each of our and Savary Island’s individual non-operating wireless licenses was $216.5 million and $147.8 million, respectively. If the fair value of our and Savary Island’s non-operating wireless licenses had each declined by 10% in such impairment test, we would have recognized an impairment loss of approximately $1.0 million.

We evaluated whether any triggering events or changes in circumstances occurred subsequent to our 2010 annual impairment test of our wireless licenses which indicate that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, we concluded that no triggering events or changes in circumstances had occurred.

Goodwill

We record the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. However, as of December 31, 2009, goodwill primarily represented the excess of our reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Goodwill is tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. As further discussed in the notes to the consolidated financial statements, goodwill is tested for impairment by comparing the fair value of our single reporting unit to our carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

During the third quarter of each year, we assess our goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the carrying value of our net assets to our fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of the impairment, if any.

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

In conducting the annual impairment test during the third quarter of 2010, we applied a control premium of 30% to our average market capitalization. We believe that consideration of a control premium is customary in determining fair value, and is contemplated by the applicable accounting guidance. We believe that our consideration of a control premium was appropriate because we believe that our market capitalization does not fully capture the fair value of our business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in our company. We determined the amount of the control premium as part of our third quarter 2010 impairment testing based upon our relevant transactional experience, a review of recent comparable telecommunications transactions and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving our company could be higher or lower than the control premium that we applied.

The carrying value of our goodwill was $430.1 million as of August 31, 2010. As of August 31, 2010, the carrying value of our net assets exceeded the fair value of our company, determined based upon our average market capitalization during the month of August 2010 and applying an assumed control premium of 30%. As a result, we performed the second step of the assessment to measure the amount of any impairment. Under step two of the assessment, we performed a hypothetical purchase price allocation as if our company was being acquired in a business combination and estimated the fair value of our identifiable assets and liabilities. This determination required us to make significant estimates and assumptions regarding the fair value of both our recorded and unrecorded assets and liabilities such as customer relationships, wireless licenses and property and equipment. This step of the assessment indicated that the implied fair value of our goodwill was zero, as the fair value of our identifiable assets (net of liabilities) as of August 31, 2010 exceeded the fair value of our company. As a result, we recorded a non-cash impairment charge of $430.1 million in the third quarter of 2010, reducing the carrying amount of our goodwill to zero.

On October 1, 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to a new joint venture, STX Wireless, which is controlled and managed by Cricket. The excess purchase price over the fair value of the net assets acquired by STX Wireless was$31.1 million and was allocated to goodwill on our consolidated balance sheet at December 31, 2010.

While we do not anticipate significant changes to the purchase price allocation, some items such as post-closing purchase price adjustments are preliminary and subject to change.

As of December 31, 2010, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test conducted in the third quarter of 2010. As part of this evaluation, we considered additional qualitative factors, including whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of our reporting unit. Based on this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2010. Had we concluded that a triggering event had occurred as of such date, the first step of the goodwill impairment test would have resulted in a determination that the fair value of our company (based upon our market capitalization, plus a control premium) exceeded the carrying value of our net assets, and thus would not have required any further impairment evaluation.

If competition in markets in which we operate continues to intensify, or if competition or other factors cause significant changes in our actual or projected financial or operating performance, such factors could constitute a triggering event which would require us to perform an interim goodwill impairment test prior to our next annual impairment test, possibly as soon as the first quarter of 2011. If the first step of the interim impairment test were to indicate that a potential impairment existed, we would be required to perform the second step of the goodwill impairment test, which would require us to determine the fair value of our net assets and could require us to recognize a material non-cash impairment charge that could reduce all or a portion of the carrying value of our goodwill of $31.1 million.

Share-based Compensation

We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2010.

The determination of the fair value of stock options using an option valuation model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. Through June 30, 2010, the volatility assumption was based on a combination of the historical volatility of Leap common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies were used in conjunction with our historical volatility because of the lack of sufficient relevant history for our common stock equal to the expected term. Commencing July 1, 2010, we determined that we had sufficient relevant history and thus began using our own historical volatility. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates during the period appropriate for the expected term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by us.

As share-based compensation expense under the guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2010, total unrecognized compensation cost related to unvested stock options was $24.9 million, which is expected to be recognized over a weighted-average period of 1.8 years. At December 31, 2010, total unrecognized compensation cost related to unvested restricted stock awards was $31.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Income Taxes

We calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the current tax expense or benefit and any deferred income tax expense or benefit resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss, or NOL, carryforwards, capital loss carryforwards and income tax credits.

We periodically assess the likelihood that our deferred tax assets will be recoverable from future taxable income. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2010, we weighed the positive and negative factors and, at this time, we do not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax, or TMT, credit. Accordingly, at December 31, 2010 and 2009, we recorded a valuation allowance offsetting substantially all of our deferred tax assets. We will continue to monitor the positive and negative factors to assess whether we are required to continue to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

We have substantial federal and state NOLs for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of December 31, 2010, we had federal and state NOLs of approximately $2.1 billion, which begin to expire in 2022 for federal income tax purposes and of which $0.3 million will expire at the end of 2011 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $800 million, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

Our ability to utilize NOLs could be further limited if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, a change in ownership can occur whenever there is a collective shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The occurrence of such an ownership change would accelerate cash tax payments we would be required to make and likely result in a substantial portion of our NOLs expiring before we could fully utilize them. As a result, any restriction on our ability to utilize these NOL carryforwards could have a material adverse impact on our business, financial condition and future cash flows.

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

None of our NOL carryforwards are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of a Section 382 limitation will be removed from deferred tax assets with a corresponding reduction to valuation allowance. Since we currently maintain a full valuation allowance against our federal and state NOL carryforwards, we do not expect that any possible limitation would have a current impact on our results of operations.

Our unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period. All of our tax years from 1998 to 2010 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of our 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on our consolidated financial statements.

Customer Recognition and Disconnect Policies

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

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations (in thousands, except percentages).

	Year Ended	% of 2010	Year Ended	% of 2009	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2010	Revenues	2009	Revenues	Dollars	Percent

Revenues:
Service revenues	$2,482,601		$2,241,988		$240,613	10.7%
Equipment revenues	214,602		239,333		(24,731)	(10.3)%

Total revenues	2,697,203		2,481,321		215,882	8.7%

Operating expenses:
Cost of service (exclusive of items shown separately below)	840,635	33.9%	707,165	31.5%	133,470	18.9%
Cost of equipment	591,994	23.8%	561,262	25.0%	30,732	5.5%
Selling and marketing	414,318	16.7%	411,564	18.4%	2,754	0.7%
General and administrative	361,571	14.6%	358,452	16.0%	3,119	0.9%
Depreciation and amortization	457,035	18.4%	410,697	18.3%	46,338	11.3%
Impairment of assets	477,327	19.2%	639	0.0%	476,688	*

Total operating expenses	3,142,880	126.6%	2,449,779	109.3%	693,101	28.3%
Loss on sale or disposal of assets, net	(5,061)	(0.2)%	(418)	0.0%	(4,643)	*

Operating income (loss)	$(450,738)	(18.2)%	$31,124	1.4%	$(481,862)	*

*	Percentage change is not meaningful

	Year Ended	% of 2009	Year Ended	% of 2008	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2009	Revenues	2008	Revenues	Dollars	Percent

Revenues:
Service revenues	$2,241,988		$1,782,163		$459,825	25.8%
Equipment revenues	239,333		249,761		(10,428)	(4.2)%

Total revenues	2,481,321		2,031,924		449,397	22.1%

Operating expenses:
Cost of service (exclusive of items shown separately below)	707,165	31.5%	561,360	31.5%	145,805	26.0%
Cost of equipment	561,262	25.0%	465,422	26.1%	95,840	20.6%
Selling and marketing	411,564	18.4%	294,917	16.5%	116,647	39.6%
General and administrative	358,452	16.0%	331,691	18.6%	26,761	8.1%
Depreciation and amortization	410,697	18.3%	331,448	18.6%	79,249	23.9%
Impairment of assets	639	0.0%	177	0.0%	462	261.0%

Total operating expenses	2,449,779	109.3%	1,985,015	111.4%	464,764	23.4%
Loss on sale or disposal of assets, net	(418)	0.0%	(209)	0.0%	(209)	(100.0)%

Operating income	$31,124	1.4%	$46,700	2.6%	$(15,576)	(33.4)%

The following tables summarize customer activity:

	Year Ended December 31,
	2010	2009	2008

Gross customer additions	3,219,485	3,500,113	2,487,579
Net customer additions(1)	241,546	1,109,445	942,304
Weighted-average number of customers(2)	5,239,638	4,440,822	3,272,347
Total customers, end of period(2)	5,518,179	4,954,105	3,844,660

(1)	Net customer additions for the year ended December 31, 2008 exclude changes in customers that occurred during the nine months ended September 30, 2008 in the Hargray Wireless markets in South Carolina and Georgia that we acquired in April 2008. We completed the upgrade of the Hargray Wireless networks and introduced Cricket service in these markets in October 2008. Commencing with the fourth quarter of 2008, our net customer additions include customers in the former Hargray Wireless markets.

(2)	Weighted average and end of period customers includes approximately 323,000 customers contributed by Pocket to STX Wireless on October 1, 2010.

Service Revenues

Service revenues increased $240.6 million, or 10.7%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. This increase resulted from an 18.0% increase in average total customers, including approximately 323,000 customers contributed by Pocket to STX Wireless on October 1, 2010. This increase was partially offset by a 6.2% decline in average monthly revenue per customer. The decline in average monthly revenue per customer was primarily attributable to the impact of former customers of Pocket who remain on lower-priced, legacy service plans of Pocket and the elimination of certain late payment and reactivation fees in August 2010, offset by customer adoption of our higher-value service plans.

Service revenues increased $459.8 million, or 25.8%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. This increase resulted primarily from a 35.7% increase in average total customers due primarily to new market launches during 2009 and customer acceptance of our Cricket Broadband service. This increase was partially offset by a 7.6% decline in average monthly revenue per customer. The decline in average monthly revenue per customer reflected increased customer acceptance of our lower-priced Cricket Wireless service plans and increased customer acceptance of our Cricket Broadband service, which is generally priced lower than our most popular Cricket Wireless service plans. Average monthly revenue per customer for the year ended December 31, 2009 was also impacted by increased customer deactivations and reactivations due to the impact of rising unemployment on discretionary spending and increased competitive activity.

Equipment Revenues

Equipment revenues decreased $24.7 million, or 10.3%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. A 10.2% increase in the number of devices sold was more than offset by a reduction in the average revenue per device sold. The reduction in the average revenue per device sold was primarily due to various device promotions offered to customers, a reduction in the average selling price of our devices to new and upgrading customers in connection with our August 2010 introduction of “all-inclusive” rate plans, in which we eliminated the free first month of service and instead decreased the prices of our devices, and an increase in commissions paid to dealers which are recorded as a reduction of equipment revenue.

Equipment revenues decreased $10.4 million, or 4.2%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. A 41% increase in the number of devices sold was more than offset by a reduction in the average revenue per device sold. The reduction in the average revenue per device sold was primarily due to the increased promotions offered to our customers, the expansion of our low-cost handset offerings and the expansion of our Cricket PAYGo product offerings.

Cost of Service

Cost of service increased $133.5 million, or 18.9%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service was 33.9% compared to 31.5% in the prior year period. Principal factors contributing to the increase in cost of service included increases in roaming and international long distance costs in connection with our introduction of unlimited nationwide roaming and international long distance services, increases in telecommunications taxes due to increases in federal and state tax rates and our expansion into markets with higher tax rates, and increases in our fixed network costs associated with a full year of operations in markets launched in 2009.

Cost of service increased $145.8 million, or 26.0%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. The most significant factor contributing to the increase in cost of service was the increase in our fixed costs due to the launch of our two largest markets during 2009 and the resultant increase in the size of our network footprint and supporting infrastructure. The number of potential customers covered by our networks increased from approximately 67.2 million covered POPs as of December 31, 2008 to approximately 94.2 million covered POPs as of December 31, 2009.

Cost of Equipment

Cost of equipment increased $30.7 million, or 5.5%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. A 10.2% increase in the number of devices sold was offset by a reduction in the average cost per device sold, primarily due to benefits of scale and our cost-management initiatives.

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

Selling and Marketing Expenses

Selling and marketing expenses increased $2.8 million, or 0.7%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 16.7% from 18.4% in the prior year period. This percentage decrease was largely attributable to a 0.8% decrease in media and advertising costs as a percentage of service revenues reflecting higher spending in the prior year period in connection with the launch of our two largest markets during 2009, and increases in service revenues and consequent benefits of scale, slightly offset by increased advertising costs related to our August 2010 initiatives.

Selling and marketing expenses increased $116.6 million, or 39.6%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 18.4% from 16.5% in the prior year period. This percentage increase was largely attributable to costs associated with the launch of our two largest markets during 2009 and the costs associated with the expansion of our Cricket Broadband and Cricket PAYGo service offerings.

General and Administrative Expenses

General and administrative expenses increased $3.1 million, or 0.9%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 14.6% from 16.0% in the prior year period primarily due to the increase in service revenues and consequent benefits of scale and continued benefits realized from our cost-management initiatives.

General and administrative expenses increased $26.8 million, or 8.1%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 16.0% from 18.6% in the prior year period primarily due to the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $46.3 million, or 11.3%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property and equipment in connection with the expansion and upgrade of our networks in existing markets.

Depreciation and amortization expense increased $79.2 million, or 23.9%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property and equipment, in connection with the build-out and launch of our new markets and the improvement and expansion of our networks in existing markets.

Impairment of Assets

As more fully described above, as a result of our annual impairment testing of our goodwill conducted during the third quarter of 2010, we recorded a goodwill impairment charge of $430.1 million during the year ended December 31, 2010. No goodwill impairment charges were recorded during the year ended December 31, 2009.

As a result of our annual impairment testing of our wireless licenses conducted during the third quarters of 2010 and 2009, we recorded impairment charges of $0.8 million and $0.6 million, respectively, to reduce the carrying values of certain non-operating wireless licenses to their fair values. No such impairment charges were recorded with respect to our operating wireless licenses for either period, as the aggregate fair values of these licenses exceeded their aggregate carrying value.

As a result of our determination to spend an increased portion of our planned capital expenditures on the future deployment of next-generation LTE technology and to defer our previously planned network expansion activities, we also recorded an impairment charge of $46.5 million relating to long-lived assets during the year ended December 31, 2010. These costs were previously included in construction-in-progress, for certain network design, site acquisition and interest costs capitalized during the construction period. No such impairment charges were recorded during the year ended December 31, 2009.

Loss on Sale or Disposal of Assets

During the year ended December 31, 2010, we recognized losses of $5.1 million primarily related to the disposal of certain of our property and equipment.

During the year ended December 31, 2009, we completed the exchange of certain wireless spectrum with MetroPCS. We recognized a non-monetary net gain of approximately $4.4 million upon the closing of the transaction. This net gain was more than offset by approximately $4.7 million in losses we recognized upon the disposal of certain of our property and equipment during the year ended December 31, 2009.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations (in thousands).

	Year Ended December 31,
	2010	2009	Change

Equity in net income (loss) of investees, net	1,912	3,946	(2,034)
Interest income	1,010	3,806	(2,796)
Interest expense	(243,377)	(210,389)	(32,988)
Other income (expense), net	3,209	469	2,740
Loss on extinguishment of debt	(54,558)	(26,310)	(28,248)
Income tax expense	(42,513)	(40,609)	(1,904)

	Year Ended December 31,
	2009	2008	Change

Equity in net income (loss) of investees, net	3,946	(298)	4,244
Interest income	3,806	14,571	(10,765)
Interest expense	(210,389)	(158,259)	(52,130)
Other income (expense), net	469	(7,125)	7,594
Loss on extinguishment of debt	(26,310)	—	(26,310)
Income tax expense	(40,609)	(38,970)	(1,639)

Equity in Net Income (Loss) of Investees, Net

Equity in net income (loss) of investees, net reflects our share of net income (and net losses) of regional wireless service providers in which we hold investments.

Interest Income

Interest income decreased $2.8 million during the year ended December 31, 2010 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in short-term interest rates from the corresponding period of the prior year.

Interest income decreased $10.8 million during the year ended December 31, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in short-term interest rates from the corresponding period of the prior year.

Interest Expense

Interest expense increased $33.0 million during the year ended December 31, 2010 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from the fact that we did not capitalize interest during the year ended December 31, 2010, compared to $20.8 million of interest capitalized during the corresponding period of the prior year. We also incurred a full year of interest expense during 2010 from our $1,100 million of senior secured notes issued in June 2009 as well as additional interest expense from our issuance of $1,200 million of unsecured senior notes in November 2010.

Interest expense increased $52.1 million during the year ended December 31, 2009 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $300 million of unsecured senior notes and $250 million of convertible senior notes in June 2008 and our issuance of $1,100 million of senior secured notes in June 2009. We capitalized $20.8 million of interest during the year ended December 31, 2009 compared to $52.7 million of capitalized interest during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the wireless licenses and property and equipment involved in those markets and the duration of the build-out.

Other Income (Expense), Net

During the years ended December 31, 2010 and 2009, we recognized gains of $3.2 million and $0.7 million, respectively, on the sale of certain of our investments in asset-backed commercial paper. These gains partially offset impairment charges recorded in prior periods.

Loss on Extinguishment of Debt

In connection with our issuance of $1,200 million of unsecured senior notes in November 2010, we repurchased and redeemed all of our outstanding $1,100 million in aggregate principal amount of 9.375% senior notes due 2014 through a tender offer and redemption, respectively, and the indenture governing such senior notes was satisfied and discharged in accordance with its terms. As a result, we recognized a $54.5 million loss on extinguishment of debt during the year ended December 31, 2010, which was comprised of $46.6 million of tender offer consideration (including $18.3 million in consent payments), $8.6 million of redemption premium, $1.1 million of dealer manager fees, $10.7 million of unamortized debt issuance costs and $0.2 million of related professional fees, net of $12.7 million of unamortized premium.

In connection with our issuance of $1,100 million of senior secured notes in June 2009 we repaid all principal amounts outstanding under our former credit agreement, which amounted to approximately $875.3 million, together with accrued interest and related expenses, a prepayment premium of $17.5 million and a payment of $8.5 million in connection with the unwinding of associated interest rate swap agreements. In connection with such repayment, we terminated the former credit agreement and the $200 million revolving credit facility thereunder. As a result of the termination of the former credit agreement, we recognized a $26.3 million loss on extinguishment of debt during the year ended December 31, 2009, which was comprised of the $17.5 million prepayment premium, $7.5 million of unamortized debt issuance costs and $1.3 million of unamortized accumulated other comprehensive loss associated with our interest rate swaps.

Income Tax Expense

During the year ended December 31, 2010, we recorded income tax expense of $42.5 million compared to income tax expense of $40.6 million in the corresponding period of the prior year. The increase in income tax expense during the year ended December 31, 2010 compared to the prior year period was primarily due to an increase of $20.0 million in income tax expense associated with the deferred tax effects of our investments in LCW Wireless, STX Wireless and Denali. This income tax expense was partially offset by a $15.5 million income tax benefit associated with the deferred tax effect related to the goodwill impairment charge recorded during the year ended December 31, 2010.

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

We recorded a $0.7 million income tax expense, $1.8 million income tax benefit, and a $1.0 million income tax expense during the years ended December 31, 2010, 2009 and 2008, respectively, related to changes in our effective state income tax rate. For the year ended December 31, 2010, our effective state income tax rate increased as a result of the expansion of our operating footprint in fiscal 2009 into new, higher-taxing states. This increase in our effective state income tax rate resulted in an increase in our net deferred tax liability as of December 31, 2010 and a corresponding increase in our income tax expense. For the year ended December 31, 2009, our effective state income tax rate decreased which was primarily attributable to state tax law changes. This decrease resulted in a decrease to our net deferred tax liability as of December 31, 2009 and a corresponding decrease in our income tax expense. An increase in our effective state income tax rate during the year ended December 31, 2008 resulted in an increase to our net deferred tax liability and a corresponding increase in our income tax expense. The increase in our effective state income tax rate at December 31, 2008 was primarily attributable to subsidiary entity restructuring.

During the years ended December 31, 2010, 2009 and 2008, we recorded zero, $2.4 million in income tax expense and a $1.7 million income tax benefit, respectively, to the consolidated statement of operations with a corresponding amount recorded to other comprehensive income in the consolidated balance sheet resulting from interest rate hedges and marketable securities activity within other comprehensive income.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss, or NOL carryforwards, capital loss carryforwards and income tax credits. We must then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. Included in our deferred tax assets as of December 31, 2010, we estimated that we had federal and state NOL carryforwards of approximately $2.1 billion (which begin to expire in 2022 for federal income tax purposes and of which $0.3 million will expire at the end of 2011 for state income tax purposes), which could be used to offset future ordinary taxable income and reduce the amount of cash required to settle future tax liabilities. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of our periodic assessment of recoverability, we have weighed the positive and negative factors with respect to recoverability and, at this time, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of the deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax credit. We will continue to closely monitor the positive and negative factors to assess whether we are required to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision.

Since we have recorded a valuation allowance against the majority of our deferred tax assets, we carry a net deferred tax liability on our balance sheet. During the year ended December 31, 2010, we recorded a $176.7 million increase to our valuation allowance, which primarily consisted of $152.2 million and $13.3 million related to the impact of 2010 federal and state taxable losses, respectively. During the year ended December 31, 2009, we recorded a $117.8 million increase to our valuation allowance, which primarily consisted of $104.2 million and $8.5 million related to the impact of 2009 federal and state taxable losses, respectively.

In accordance with the authoritative guidance for business combinations, which became effective for us on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

Our unrecognized income tax benefits and uncertain tax positions have not been material in any period. Interest and penalties related to uncertain tax positions are recognized by us as a component of income tax expense; however, such amounts have not been material in any period. All of our tax years from 1998 to 2010 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of our 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

Quarterly Financial Data (Unaudited)

As noted above, during the fourth quarter of 2010, we elected to change the method of accounting for regulatory fees and telecommunications taxes paid with respect to our service plans, including Universal Service Fund and E-911 fees, from a net to a gross basis of presentation in the consolidated statements of operations. Prior to the fourth quarter of 2010, we accounted for regulatory fees and telecommunications taxes on a net basis, such that regulatory fees and telecommunications taxes were recorded as service revenue, net of the amounts owed and remitted to government agencies. Following the launch of our “all-inclusive” rate plans in August 2010 (which do not include separate charges for certain fees and telecommunications taxes), we changed our accounting policy in the fourth quarter of 2010 to a gross basis such that we no longer deduct from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead include such amounts in cost of service. This change in accounting policy, which has been applied retrospectively, increased both service revenues and cost of service by $35.3 million, $33.8 million and $29.8 million for the three months ended September 30, 2010, June 30, 2010 and March 31, 2010, respectively. The change also increased both service revenue and cost of service by $27.2 million, $26.2 million, $23.8 million and $21.0 million for the three months ended December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively. This change in accounting policy does not change previously reported operating income (loss) or net loss.

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Revenues	$683,760	$667,346	$638,061	$708,036
Operating income (loss)	5,128	49,167	(478,050)	(26,983)
Net loss	(65,447)	(19,288)	(533,336)	(166,984)
Net loss attributable to common stockholders	(68,034)	(18,238)	(536,283)	(249,398)
Basic loss per share attributable to common stockholders	(0.90)	(0.24)	(7.06)	(3.28)
Diluted loss per share attributable to common stockholders	(0.90)	(0.24)	(7.06)	(3.28)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$608,023	$621,213	$625,637	$626,448
Operating income (loss)	(1,005)	26,265	1,374	4,490
Net loss	(47,360)	(61,183)	(65,407)	(64,013)
Net loss attributable to common stockholders	(50,296)	(62,751)	(64,573)	(61,872)
Basic loss per share attributable to common stockholders	(0.74)	(0.89)	(0.85)	(0.82)
Diluted loss per share attributable to common stockholders	(0.74)	(0.89)	(0.85)	(0.82)

Quarterly Results of Operations Data (Unaudited)

The following table presents our unaudited condensed consolidated quarterly statement of operations data for 2010, which has been derived from our unaudited condensed consolidated financial statements (in thousands):

As noted above, during the fourth quarter of 2010, we elected to change the method of accounting for regulatory fees and telecommunications taxes paid with respect to our service plans, including Universal Service Fund and E-911 fees, from a net to a gross basis of presentation in the consolidated statement of operations. Prior to the fourth quarter of 2010, we accounted for regulatory fees and telecommunications taxes on a net basis, such that regulatory fees and telecommunications taxes were recorded as service revenue, net of amounts owed and remitted to government agencies. Following the introduction of our “all-inclusive” rate plans in August 2010 (which do not include separate charges for certain fees and telecommunications taxes), we changed our accounting policy in the fourth quarter of 2010 to a gross basis such that we no longer deduct from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead include such amounts in cost of service. This change in accounting policy, which has been applied retrospectively, increased both service revenue and cost of service by $35.3 million, $33.8 million and $29.8 million for the three months ended September 30,

2010, June 30, 2010 and March 31, 2010, respectively. This change in accounting policy does not change previously reported operating income (loss) or net loss.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Revenues:
Service revenues	$614,628	$630,804	$600,583	$636,586
Equipment revenues	69,132	36,542	37,478	71,450

Total revenues	683,760	667,346	638,061	708,036

Operating expenses:
Cost of service (exclusive of items shown separately below)	195,740	209,608	215,389	219,898
Cost of equipment	168,053	111,041	120,273	192,627
Selling and marketing	111,884	96,449	98,942	107,043
General and administrative	92,256	88,944	89,202	91,169
Depreciation and amortization	109,246	110,649	114,055	123,085
Impairment of assets	—	—	477,327	—

Total operating expenses	677,179	616,691	1,115,188	733,822
Loss on sale or disposal of assets	(1,453)	(1,488)	(923)	(1,197)

Operating income (loss)	5,128	49,167	(478,050)	(26,983)
Equity in net income (loss) of investees, net	571	887	(316)	770
Interest income	428	294	212	76
Interest expense	(60,295)	(60,296)	(60,471)	(62,315)
Other income, net	15	3,057	135	2
Loss on extinguishment of debt	—	—	—	(54,558)

Loss before income taxes	(54,153)	(6,891)	(538,490)	(143,008)
Income tax benefit (expense)	(11,294)	(12,397)	5,154	(23,976)

Net loss	(65,447)	(19,288)	(533,336)	(166,984)
Accretion of redeemable non-controlling interests, net of tax	(2,587)	1,050	(2,947)	(82,414)

Net loss attributable to common stockholders	$(68,034)	$(18,238)	$(536,283)	$(249,398)

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

ARPU is service revenue divided by the weighted-average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. Prior to the fourth quarter of 2010, we accounted for regulatory fees and telecommunications taxes paid with respect to our service plans, including Universal Service Fund and E-911 fees, on a net basis in the consolidated statement of operations, such that these fees and taxes were recorded as service revenue, net of amounts owed and remitted to government agencies. We no longer bill and collect these fees and taxes from customers on the new “all-inclusive” service plans we launched in August 2010. As a result, during the fourth quarter of 2010, we elected to change the method of accounting for regulatory fees and telecommunications taxes from a net to a gross basis of presentation. As a result of this change, we no longer deduct from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead include such amounts in cost of service. For purposes of calculating ARPU, we have deducted from service revenues pass-through regulatory fees and telecommunications taxes that we bill and collect from our customers with respect to our previously-offered non-“all-inclusive” service plans, which we remit on their behalf. This change has been applied retrospectively to our ARPU results presented below. We have made a corresponding adjustment in our calculation of CCU, as described below.

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

CCU is cost of service and general and administrative costs (excluding applicable share-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition (which includes the gain or loss on the sale of devices to existing customers, costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers) and commissions paid to third parties for certain activities related to the continuing service of customers), divided by the weighted-average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Prior to the fourth quarter of 2010, we accounted for regulatory fees and telecommunications taxes paid with respect to our service plans, including Universal Service Fund and E-911 fees, on a net basis in the consolidated statement of operations, such that these fees and taxes were recorded as service revenue, net of amounts remitted to government agencies. We no longer bill and collect these fees and taxes from customers on the new “all-inclusive” service plans we launched in August 2010. As a result, during the fourth quarter of 2010, we elected to change the method of accounting for regulatory fees and telecommunications taxes from a net to a gross basis of presentation. As a result of this change, we no longer deduct from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead include such amounts in cost of service. For purposes of calculating CCU, we have deducted from cost of service pass-through regulatory fees and telecommunications taxes that we bill and collect from our customers with respect to our previously-offered non-“all-inclusive” service plans, which we remit on their behalf. This change has been applied retrospectively to our CCU results presented below. We have made a corresponding adjustment in our calculation of ARPU, described above. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.

Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay their monthly bill for their second month of service are deducted from our gross customer additions in the month in which they are disconnected; as a result, these customers are not included in churn. Customers of our Cricket Wireless and Cricket Broadband service are generally disconnected from service approximately 30 days after failing to pay a monthly bill, and pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Customers of our Cricket PAYGo service are generally disconnected from service if they have not replenished or “topped up” their account within 60 days after the end of their most recent term of service. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

Adjusted OIBDA is a non-GAAP financial measure defined as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of: gain/(loss) on sale/disposal of assets; impairment of assets; and share-based compensation expense . Adjusted OIBDA should not be construed as an alternative to operating income (loss) or net income as determined in accordance with GAAP, or as an alternative to cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity.

In a capital-intensive industry such as wireless telecommunications, management believes that adjusted OIBDA, and the associated percentage margin calculations, are meaningful measures of our operating performance. We use adjusted OIBDA as a supplemental performance measure because management believes it facilitates comparisons of our operating performance from period to period and comparisons of our operating performance to that of other companies by backing out potential differences caused by the age and book depreciation of fixed assets (affecting relative depreciation expenses) as well as the items described above for which additional adjustments were made. While depreciation and amortization are considered operating costs under generally accepted accounting principles, these expenses primarily represent the non-cash current period allocation of costs associated with long-lived assets acquired or constructed in prior periods. Because adjusted OIBDA facilitates internal comparisons of our historical operating performance, management also uses this metric for business planning purposes and to measure our performance relative to that of our competitors. In addition, we believe that adjusted OIBDA and similar measures are widely used by investors, financial analysts and credit rating agencies as measures of our financial performance over time and to compare our financial performance with that of other companies in our industry.

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

The following table shows metric information for 2010 (in thousands, except for ARPU, CPGA, CCU and Churn):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2010	2010	2010	2010	2010

ARPU	$38.04	$37.71	$37.13	$38.14	$37.76
CPGA	$171	$215	$219	$209	$199
CCU	$17.49	$17.61	$19.95	$21.77	$19.22
Churn	4.5%	5.0%	5.5%	4.0%	4.7%
Adjusted OIBDA	$122,992	$172,020	$123,237	$107,045	$525,294

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures, as described above, that are widely used in the telecommunications industry but that are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC.

ARPU — The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2010	2010	2010	2010	2010

Service Revenues	$614,628	$630,804	$600,583	$636,586	$2,482,601
Less pass-through regulatory fees and telecommunications taxes	(28,576)	(32,217)	(28,941)	(18,642)	(108,376)

Total service revenues used in the calculation of ARPU	586,052	598,587	571,642	617,944	2,374,225

Weighted-average number of customers	5,135,102	5,290,825	5,131,982	5,400,449	5,239,638

ARPU	$38.04	$37.71	$37.13	$38.14	$37.76

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2010	2010	2010	2010	2010

Selling and marketing expense	$111,884	$96,449	$98,942	$107,043	$414,318
Less share-based compensation expense included in selling and marketing expense	(1,106)	(1,831)	(1,577)	(1,267)	(5,781)
Plus cost of equipment	168,053	111,041	120,273	192,627	591,994
Less equipment revenue	(69,132)	(36,542)	(37,478)	(71,450)	(214,602)
Less net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition	(16,141)	(22,025)	(38,833)	(68,729)	(145,728)

Total costs used in the calculation of CPGA	$193,558	$147,092	$141,327	$158,224	$640,201
Gross customer additions	1,132,998	683,315	644,387	758,785	3,219,485

CPGA	$171	$215	$219	$209	$199

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2010	2010	2010	2010	2010

Cost of service	$195,740	$209,608	$215,389	$219,898	$840,635
Plus general and administrative expense	92,256	88,944	89,202	91,169	361,571
Less share-based compensation expense included in cost of service and general and administrative expense	(6,059)	(8,885)	(7,405)	(8,479)	(30,828)
Plus net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition	16,141	22,025	38,833	68,729	145,728
Less pass-through regulatory fees and telecommunications taxes	(28,576)	(32,217)	(28,941)	(18,642)	(108,376)

Total costs used in the calculation of CCU	$269,502	$279,475	$307,078	$352,675	$1,208,730
Weighted-average number of customers	5,135,102	5,290,825	5,131,982	5,400,449	5,239,589

CCU	$17.49	$17.61	$19.95	$21.77	$19.22

Adjusted OIBDA — The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (in thousands):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2010	2010	2010	2010	2010

Operating income (loss)	$5,128	$49,167	$(478,050)	$(26,983)	$(450,738)
Plus depreciation and amortization	109,246	110,649	114,055	123,085	457,035

OIBDA	$114,374	$159,816	$(363,995)	$96,102	$6,297
Less loss on sale or disposal of assets	1,453	1,488	923	1,197	5,061
Plus impairment of assets	—	—	477,327	—	477,327
Plus share-based compensation expense	7,165	10,716	8,982	9,746	36,609

Adjusted OIBDA	$122,992	$172,020	$123,237	$107,045	$525,294

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $419.2 million in unrestricted cash, cash equivalents and short-term investments as of December 31, 2010. We generated $312.3 million of net cash from operating activities during the year ended December 31, 2010, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets continue to mature and our business continues to grow. We believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations, as well as our current business expansion efforts. From time to time, we may generate additional liquidity by selling certain non-core assets or through future capital market transactions.

Our current business expansion efforts include activities to enhance our network capacity in our existing markets, thereby allowing us to offer our customers an even higher-quality service area. In addition, we plan to begin deployment of next-generation LTE network technology, with a commercial trial market scheduled to be launched in late 2011. We also plan to continue to strengthen and expand our distribution, including through the wholesale agreement we have entered into, which permits us to offer Cricket services outside of our current network footprint.

We currently plan to deploy LTE network technology over the next few years, and we may pursue other activities to build our business. Future business expansion efforts could also include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets, entering into partnerships with others or the acquisition of other wireless communications companies or complementary businesses. We do not intend to pursue any of these other business expansion activities at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business expansion efforts and any such other activities.

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial and operating performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected financial and operating results, the competitive landscape and other factors. In evaluating our liquidity and managing our financial resources, we plan to maintain what we consider to be a reasonable surplus of unrestricted cash, cash equivalents and short-term investments to be available, if necessary, to address unanticipated variations or changes in working capital, operating and capital requirements, and our financial and operating performance. If cash generated from operations were to be adversely impacted by substantial changes in our projected financial and operating performance (for example, as a result of changes in general economic conditions, increased competition in our markets, slower-than-anticipated growth or customer acceptance of our products or services, increased churn or other factors), we believe that we could manage our expenditures, including capital expenditures, and the pace and timing of our business expansion efforts to the extent we deemed necessary, to match our available liquidity. Our projections regarding future capital and operating requirements and liquidity are based upon current operating, financial and competitive information and projections regarding our business and its financial performance. There are a number of risks and uncertainties (including the risks to our business described above and others set forth in this report in Part I — Item 1A. under the heading entitled “Risk Factors”) that could cause our financial and operating results and capital requirements to differ materially from our projections and that could cause our liquidity to differ materially from the assessment set forth above.

As of December 31, 2010, we had $2,841 million in senior indebtedness outstanding, which comprised $250 million in aggregate principal amount of 4.5% convertible senior notes due 2014, $300 million in aggregate principal amount of 10.0% unsecured senior notes due 2015, $45.5 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016 and $1,200 million in aggregate principal amount of 7.75% unsecured senior notes due 2020, as more fully described below. The indentures governing Cricket’s secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to take certain actions, including incurring additional indebtedness beyond specified thresholds.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under the indentures governing Cricket’s secured and unsecured senior notes. In addition, as the new markets and product offerings that we have launched continue to develop and our existing markets mature, we expect that increased cash flows will result in improvements in our consolidated leverage ratio. Our $2,841 million of senior indebtedness bears interest at fixed rates; however, we continue to review changes and trends in interest rates to evaluate possible hedging activities we could consider implementing. In light of the actions described above, our expected cash flows from operations, and our ability to manage our capital expenditures and other business expenses as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

The following table shows cash flow information for the three years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$312,278	$284,317	$350,646
Net cash used in investing activities	(123,952)	(875,792)	(909,978)
Net cash provided by (used in) financing activities	(12,535)	408,766	483,703

Operating Activities

Net cash provided by operating activities increased by $27.9 million, or 9.8%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. This increase was primarily attributable to changes in working capital.

Net cash provided by operating activities decreased $66.3 million, or 18.9%, for the year ended December 31, 2009 compared to the corresponding period of the prior year. This decrease was primarily attributable to decreased operating income, reflecting increased expenses associated with the launch of our largest markets during 2009 and changes in working capital.

Investing Activities

Net cash used in investing activities was $124.0 million for the year ended December 31, 2010, which included the effects of the following transactions:

•	We purchased $398.9 million of property and equipment for the ongoing growth and development of markets in commercial operation and other internal capital projects.

•	We made investment purchases of $488.5 million, offset by sales or maturities of investments of $816.2 million.

•	We acquired certain assets from Pocket for approximately $40.7 million, which we contributed to our joint venture, STX Wireless.

Net cash used in investing activities was $875.8 million during the year ended December 31, 2009, which included the effects of the following transactions:

•	We purchased $699.5 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	We completed our purchase of certain wireless spectrum in St. Louis for approximately $27.2 million.

•	We made investment purchases of $883.2 million, offset by sales or maturities of investments of $733.3 million.

Net cash used in investing activities was $910.0 million during the year ended December 31, 2008, which included the effects of the following transactions:

•	We purchased Hargray Communications Group’s wireless subsidiary, Hargray Wireless, for $31.2 million, including acquisition-related costs of $0.7 million.

•	We purchased $795.7 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	We made investment purchases of $598.0 million, offset by sales or maturities of investments of $532.5 million.

Financing Activities

Net cash used in financing activities was $12.5 million for the year ended December 31, 2010, which included the effects of the following transactions:

•	We issued $1,200 million of unsecured senior notes, which resulted in net proceeds of $1,179.9 million. This note issuance was offset by the payment to repurchase and redeem all of our $1,100 million of outstanding 9.375% senior notes due 2014.

•	We made payments of $24.2 million to acquire all of the remaining membership interests we did not previously own in LCW Wireless.

•	We made payments of $12.1 million to repay and discharge all amounts outstanding under LCW Wireless’ former senior secured credit agreement.

•	We made payments of $53.5 million to acquire all of the remaining membership interests we did not previously own in Denali.

Net cash provided by financing activities was $408.8 million during the year ended December 31, 2009, which included the effects of the following transactions:

•	We issued $1,100 million of senior secured notes, which resulted in net proceeds of $1,057.5 million. This note issuance was offset by the payment of $875.3 million to repay and discharge all amounts outstanding under our former credit agreement. In addition, we incurred $16.2 million in debt issuance costs in connection with the issuance of the senior secured notes.

•	We made payments of $2.3 million under our former credit agreement during the first quarter of 2009 and LCW Operations made payments of $20.3 million under its former senior secured credit agreement, which included a $17.0 million repayment of principal in connection with an amendment to the senior secured credit agreement.

•	We sold an aggregate of 7,000,000 shares of Leap common stock in an underwritten public offering, resulting in aggregate net proceeds of $263.7 million.

•	We issued common stock upon the exercise of stock options held by our employees, resulting in aggregate net proceeds of $3.4 million.

Net cash provided by financing activities was $483.7 million during the year ended December 31, 2008, which included the effects of the following transactions:

•	We issued $300 million of unsecured senior notes, which resulted in net proceeds of $293.3 million, and $250 million of convertible senior notes, which resulted in net proceeds of $242.5 million. These note issuances were offset by payments of $9.0 million under our former credit agreement and a payment of $1.5 million under LCW Operations’ senior secured credit agreement. These note issuances were further offset by the payment of $7.7 million in debt issuance costs.

•	We made payments of $41.8 million on our capital lease obligations, a large portion of which related to our acquisition of the VeriSign billing system software.

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On November 4, 2010, we launched a tender offer to purchase for cash any and all of our $1,100 million in aggregate principal amount of outstanding 9.375% senior notes due 2014. Concurrently with the tender offer, we also solicited consents from the holders of the notes to eliminate certain covenants in and amend certain provisions of the indenture governing the notes. We accepted tenders on November 19, 2010 and December 6, 2010 for approximately $915.8 million in aggregate principal amount of the notes in connection with the tender offer. The holders of the accepted notes received total consideration of $1,050.63 per $1,000 principal amount of notes tendered prior to the early settlement date, which included a $20 consent payment per $1,000 principal amount of notes tendered, and $1,030.63 per $1,000 principal amount of notes tendered thereafter. The total cash payment to purchase the tendered notes, including accrued and unpaid interest up to, but excluding, the applicable date of purchase, was approximately $996.5 million, which we obtained from the issuance of $1,200 million of unsecured senior notes on November 19, 2010, as discussed below.

On December 20, 2010, we completed the redemption of all of the remaining 9.375% senior notes due 2014 pursuant to the optional redemption provisions of the notes at a price of 104.688% of the principal amount of outstanding notes, plus accrued and unpaid interest to, but not including, the redemption date. The total cash payment for the redemption was approximately $195.1 million. In connection with the completion of the redemption, the indenture governing the notes was satisfied and discharged in accordance with its terms.

As a result of the repurchase and redemption of the notes, we recognized a $54.5 million loss on extinguishment of debt during the year ended December 31, 2010, which was comprised of $46.6 million of tender offer consideration (including $18.3 million in consent payments), $1.1 million of dealer manager fees, $8.6 million of redemption premium, $10.7 million of unamortized debt issuance costs and $0.2 million in related professional fees, net of $12.7 million of unamortized premium.

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes were all treated as a single class and had identical terms. The $20.1 million premium we received in connection with the issuance of the second tranche of notes had been recorded in long-term debt in the consolidated financial statements and was amortized as a reduction to interest expense over the term of the notes. As described above, in the fourth quarter of 2010, using the proceeds of the issuance of $1,200 million of unsecured senior notes, we repurchased and redeemed all of the outstanding notes.

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

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness for borrowed money of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including Denali, LCW Wireless and STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

Non-Negotiable Promissory Note Due 2015

As part of the purchase price for our acquisition of the remaining 17.5% controlling membership interest in Denali that we did not previously own, we issued a five-year $45.5 million promissory note in favor of the former holder of such controlling membership interest on December 27, 2010, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year-to-year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket’s obligations under the note are secured on a first-lien basis by certain assets of Savary Island.

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2010, the effective interest rate on the notes was 8.0%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in November 2009. The notes are guaranteed on a senior secured basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees any indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ senior secured obligations and are equal in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated indebtedness.

The notes and the guarantees are effectively senior to all of Leap’s, Cricket’s and the guarantors’ existing and future unsecured indebtedness (including Cricket’s $1.5 billion aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap’s $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the senior secured notes and the guarantees.

The notes and the guarantees are secured on a pari passu basis with all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 3.0 times Leap’s consolidated cash flow (excluding the consolidated cash flow of Denali, LCW Wireless, Savary Island and STX Wireless) for the prior four fiscal quarters through December 31, 2011, and stepping down to 2.5 times such consolidated cash flow for any such debt incurred after December 31, 2011.

The notes and the guarantees are effectively junior to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap’s consolidated cash flow (excluding the consolidated cash flow of Denali, LCW Wireless, Savary Island and STX Wireless) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including Denali, LCW Wireless and STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon to the repurchase date.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2010, the effective interest rate on the notes was 7.9%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments will commence in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described above, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including Denali, LCW Wireless and STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

Prior to October 15, 2013, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.75% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to October 15, 2015, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at October 15, 2015 plus (2) all remaining required interest payments due on such notes through October 15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after October 15, 2015, at a redemption price of 103.875%, 102.583% and 101.292% of the principal amount thereof if redeemed during the twelve months beginning on October 15, 2015, 2016 and 2017, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on October 15, 2018 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

In connection with the private placement of the notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed, under certain circumstances, to use reasonable best efforts to offer registered notes in exchange for the notes or to cause a shelf registration statement covering the resale of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations were not performed. We filed a Registration Statement on Form S-4 with the SEC on December 3, 2010 pursuant to this registration rights agreement, the registration statement was declared effective on December 15, 2010 and the exchange offer was consummated on January 21, 2011. Accordingly, we have no further obligation to pay additional interest on the notes.

LCW Operations Senior Secured Credit Agreement

As of September 30, 2010, LCW Operations had a senior secured credit agreement, as amended, consisting of two term loans with an aggregate outstanding principal amount of approximately $12.1 million. On October 28, 2010, LCW Operations repaid all amounts outstanding under the senior secured credit agreement, and the agreement was terminated.

Fair Value of Financial Instruments

As more fully described in Note 4 to our consolidated financial statements included in “Item 8. Financial Statements” of this report, we apply the authoritative guidance for fair value measurements to our assets and liabilities. The guidance defines fair value as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, assets and liabilities rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency or market for the asset or liability and the complexity of the asset or liability.

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the guidance for fair value measurements. Assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 and assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models and indicative bids from potential purchasers for which the determination of fair value requires judgment and estimation. As of December 31, 2010, none of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures and Other Asset Acquisitions

Capital Expenditures

During the year ended December 31, 2010, we made approximately $398.9 million in capital expenditures. These capital expenditures were primarily for the ongoing growth and development of markets in commercial operation and other internal capital projects. Capital expenditures for fiscal year 2011 are primarily expected to reflect expenditures required to enhance network capacity in our existing markets, begin deployment of next-generation LTE network technology, with a commercial trial market scheduled to be launched in late 2011, and support other internal capital projects.

During the years ended December 31, 2009 and 2008, we made approximately $699.5 million and $795.7 million, respectively, in capital expenditures. These capital expenditures were primarily for the build-out of new markets, including related capitalized interest, expansion and improvement of our existing wireless networks, and other planned capital projects.

STX Wireless Joint Venture

Cricket service is offered in South Texas by its joint venture STX Operations. Cricket controls STX Operations through a 75.75% controlling membership interest in its parent company STX Wireless. In October 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in the STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, we made payments to Pocket of approximately $40.7 million in cash.

The joint venture strengthens our presence and competitive positioning in the South Texas region. Commencing October 1, 2010, STX Operations began providing Cricket service to approximately 700,000 customers, of which approximately 323,000 were contributed by Pocket, with a network footprint covering approximately 4.4 million POPs.

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement of STX Wireless, or the STX LLC Agreement. Under the STX LLC Agreement, Pocket has the right to put, and we have the right to call, all of Pocket’s membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to us all of its membership interests in STX Wireless. The purchase price for Pocket’s membership interests would be equal to 24.25% of the product of Leap’s enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket’s debt instruments, at least $25 million of the purchase price must be paid in cash). We have the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to us by Pocket. Under the STX LLC Agreement, we are permitted to purchase Pocket’s membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket’s non-controlling membership interest exceeds the value of Pocket’s net interest in STX Wireless at any period, the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. As of December 31, 2010, we accreted approximately $48.1 million to reflect the change in the redemption value of such interest. We have recorded this obligation to purchase all of Pocket’s membership interests in STX Wireless as a component of redeemable non-controlling interests in the consolidated balance sheets. As of December 31, 2010, this redeemable interest had a carrying value of $99.5 million.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket’s membership interests in STX Wireless. Such loans will bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. We have the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket’s membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap.

We are implementing a plan for STX Wireless to integrate the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the new joint venture will operate more efficiently. These changes and integrations are expected to occur through the third quarter of 2011 and we may incur significant restructuring charges to integrate STX Wireless’ network and retail operations during this time period.

Denali and Savary Island Transactions

Cricket service is offered in the upper Midwest by Denali Operations. Denali Operations and its parent company, Denali, are wholly-owned subsidiaries of Cricket. We originally acquired an 82.5% non-controlling membership interest in Denali in 2006. Denali was formed as a “very small business” designated entity under FCC regulations and purchased a wireless license in Auction #66 covering the upper Midwest portion of the U.S. On December 27, 2010, we purchased the remaining 17.5% controlling membership interest in Denali that we did not previously own in Denali for $53.5 million in cash and a five-year $45.5 million promissory note. Interest on the outstanding principal balance of the note varies from year-to-year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, we are required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Our obligations under the note are secured on a first-lien basis by certain assets of Savary Island. In connection with the acquisition, we also paid $11 million to the FCC in unjust enrichment payments. Effective as of the closing of our acquisition of the remaining membership interest in Denali, the management services agreement, senior secured credit agreement and related agreements among Cricket and Denali and its subsidiaries were terminated and all remaining outstanding indebtedness (including accrued interest) under the Denali senior secured credit agreement (other than indebtedness assumed by Savary Island, see below) was cancelled.

Immediately prior to our purchase of the remaining membership interest in Denali, Denali contributed all of its wireless spectrum outside of its Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a “very small business” designated entity under FCC regulations. Ring Island Wireless, LLC, or Ring Island, contributed $5.1 million of cash to Savary Island in exchange for a 15% controlling membership interest. In connection with the contribution of assets by Denali, Savary Island assumed $211.6 million of the outstanding loans owed to us under the Denali senior secured credit agreement, and we entered into an amended and restated senior secured credit agreement with Savary Island and its subsidiaries to amend and restate the terms of the Denali senior secured credit agreement applicable to the assume loans (see “Part I — Item 1. Business” above.) Under the Savary Island LLC Agreement, Ring Island has the right to put its entire membership interest in Savary Island to Cricket as early as mid-2012 (based on current FCC rules). Savary Island has guaranteed Cricket’s put obligations under the Savary Island LLC Agreement, which guaranty is secured on a first-lien basis by certain assets of Savary Island. At the closing, Savary Island entered into a management services agreement with us, pursuant to which Cricket provides management services to Savary Island in exchange for a management fee.

Pursuant to the authoritative accounting guidance for non-controlling interests and variable interest entities, we are deemed to maintain “control” of Savary Island for accounting purposes through our 85% non-controlling membership interest. At formation, the net equity in Savary Island was comprised of $156.1 million representing the carrying value of wireless licenses contributed by Denali and $211.6 million of loans owed by Denali to Cricket that were assumed by Savary Island, plus $5.1 million in cash contributed by Ring Island. We recorded a redeemable non-controlling interest representing Ring Island’s 15% proportionate share of the net equity in Savary Island, which at the time of formation, resulted in a deficit balance of approximately $7.6 million, in mezzanine equity as a component of redeemable non-controlling interest. Additionally, at the time of formation, we recorded a pre-tax gain of approximately $12.7 million, which effectively arose from the requirement to adjust the value of Ring Island’s controlling membership interest from its initial $5.1 million cash contribution to its proportionate share of Savary Island’s net equity, or the initial value of the redeemable non-controlling interest, a deficit of $7.6 million. Since we are deemed to maintain “control” for accounting purposes over the Savary Island venture through our 85% non-controlling membership interest, the gain was recorded to additional paid-in capital.

Under the Savary Island LLC Agreement, Ring Island has the option to put its entire controlling membership interest in Savary Island to Cricket during the 30-day period commencing on the earlier to occur of May 1, 2012 (based on current FCC rules) and the date of a sale of all or substantially all of the assets, or the liquidation, of Savary Island, and during any 30-day period commencing after a breach by Cricket of its obligation to pay spectrum lease fees or fund working capital loans under the Savary Island Credit Agreement (see below) which breach has continued for 120 days after written notice of breach. The purchase price for such sale is an amount equal to Ring Island’s equity contributions to Savary Island less any optional distributions made pursuant to the Savary Island LLC Agreement, plus $150,000 if the sale is consummated prior to May 1, 2017 without incurring any unjust enrichment payments. If the put option is exercised, the consummation of the sale will be subject to FCC approval. We have recorded this obligation to purchase Ring Island’s controlling membership interest in Savary Island as a component of redeemable non-controlling interest in the consolidated balance sheets. As of December 31, 2010, this non-controlling interest had a carrying value of $5.3 million. Under the Savary Island LLC Agreement, Savary Island is also required to make monthly mandatory distributions to Ring Island.

To the extent the redemption price for Ring Island’s controlling membership interest exceeds the value of Ring Island’s net interest in Savary Island at any period, the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. Accordingly, we recorded a $12.8 million adjustment to accrete the value of such interest to its redemption value. We have recorded the obligation to purchase all of Ring Island’s membership interest in Savary Island as a component of redeemable non-controlling interests in our consolidated balance sheets. As of December 31, 2010, this redeemable non-controlling interest had a carrying value of $5.3 million.

In connection with Savary Island’s assumption of $211.6 million of the outstanding loans owed to Cricket under the Denali senior secured credit agreement, Cricket, Savary Island and Savary Island’s existing wholly-owned subsidiaries entered into an amended and restated senior secured credit agreement dated as of December 27, 2010, or the Savary Island Credit Agreement, to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an incremental $5.0 million to fund its working capital needs. As of December 31, 2010, borrowings under the Savary Island Credit Agreement totaled $211.6 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Other 2010 Acquisitions and Agreements

On January 8, 2010, we contributed certain non-operating wireless licenses in West Texas with a carrying value of approximately $2.4 million to a regional wireless service provider in exchange for a 6.6% ownership interest in the company.

On March 30, 2010, we acquired an additional 23.9% membership interest in LCW Wireless from CSM following CSM’s exercise of its option to sell its interest in LCW Wireless to us for $21.0 million, which increased our non-controlling membership interest in LCW Wireless to 94.6%. On August 25, 2010, we acquired the remaining 5.4% of the membership interests in LCW Wireless following the exercise by WLPCS of its option to sell its entire controlling membership interest in LCW Wireless to us for $3.2 million and the exercise by us of our option to acquire all of the membership interests held by employees of LCW Wireless. As a result of the acquisition, LCW Wireless and its subsidiaries became wholly-owned subsidiaries of Cricket.

On December 14, 2010, we and a subsidiary of AT&T, Inc., or AT&T, completed the sale by AT&T to us of a wireless license for an additional 10 MHz of spectrum in Corpus Christi, Texas for $4.0 million, and the sale by us to AT&T of wireless licenses for an additional 10 MHz of spectrum covering portions of North Carolina, Kentucky, New York and Colorado for an aggregate of $4.0 million. We have recorded a loss on the sale transaction of $0.2 million for the year ended December 31, 2010. Immediately following the closing of the acquisition of the Corpus Christi, Texas spectrum, we sold the spectrum to STX Wireless for $4.0 million.

Wholesale Agreement

On August 2, 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which permits us to offer Cricket wireless services outside our current wireless footprint using Sprint’s network.

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

In the event Leap is involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS), either Sprint or us (or our successor in interest) may terminate the agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, beginning at 40% for any such agreement entered into in or before 2011, 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

In the event that Leap is involved in a change-of-control transaction with MetroPCS during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum revenue commitment to $350 million, taking into account any revenue contributed by us prior to the date thereof.

In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint’s successor-in-interest.

Device Purchase Agreements

During the second and third quarters of 2010 we entered into agreements with various suppliers for the purchase of wireless devices. These agreements require us to purchase specified quantities of devices based on minimum commitment levels through July 2012. The total aggregate commitments outstanding under these agreements were approximately $218.1 million as of December 31, 2010.

Contractual Obligations

The following table sets forth estimated amounts and timing of our minimum contractual payments as of December 31, 2010 for the next five years and thereafter (in thousands). Future events, including potential refinancing of our long-term debt, could cause actual payments to differ significantly from these amounts.

	2011	2012-2013	2014-2015	Thereafter	Total

Long-term debt(1)	$8,500	$17,000	$570,000	$2,300,000	$2,895,500
Capital leases(2)	2,466	4,932	3,987	5	11,390
Operating leases	251,556	496,418	484,700	514,000	1,746,674
Purchase obligations(3)	321,152	305,085	56,687	—	682,924
Contractual interest(4)	222,411	443,733	411,938	477,594	1,555,676

Total	$806,085	$1,267,168	$1,527,312	$3,291,599	$6,892,164

(1)	Amounts shown for Cricket’s long-term debt include principal only and exclude the effects of discount accretion on our $1,100 million of 7.75% senior secured notes due 2016 and $1,200 million of 7.75% unsecured senior notes due 2020. Interest on the debt, calculated at the current interest rate, is stated separately.

(2)	Amounts shown for Cricket’s capital leases include principal and interest.

(3)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms including (a) fixed or minimum quantities to be purchased, (b) fixed, minimum or variable price provisions, and (c) the approximate timing of the transaction.

(4)	Contractual interest is based on the current interest rates in effect at December 31, 2010 for debt outstanding as of that date.

The table above does not include the following contractual obligations relating to STX Wireless: (1) Cricket’s obligation to pay to Pocket, if Pocket exercises its right to sell its membership interest in STX Wireless to Cricket, an amount equal to 24.25% of the product of Leap’s enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, which amount is estimated to be approximately $99.5 million as of December 31, 2010; and (2) STX Wireless’ obligation to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million.

Additionally, the table above does not include the following contractual obligations relating to Savary Island: (1) Cricket’s obligation to pay to Ring Island, if Ring Island exercises its right to sell its membership interest in Savary Island, an amount equal to Ring Island’s equity contributions to Savary Island less any optional distributions made to Ring Island plus $150,000, which amount is estimated to be approximately $5.3 million as of December 31, 2010; and (2) Cricket’s obligation under the Savary Island Credit Agreement to loan Savary Island up to $5.0 million to fund its working capital needs.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our senior secured, senior and convertible senior notes all bear interest at fixed rates, and our non-negotiable promissory note bears interest that varies year-to-year at rates ranging from approximately 5.0%-8.3% and compounds annually. On October 28, 2010, LCW Operations repaid all amounts outstanding under its variable rate senior secured credit facility. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, effective in 2010 the Company elected to change its method of accounting for regulatory fees and telecommunications taxes paid with respect to its service plans, including Universal Service Fund and E-911 fees, from a net to a gross basis in the consolidated statement of operations.

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

/s/ PricewaterhouseCoopers LLP
San Diego, California
February 23, 2011

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2010	2009

Assets
Cash and cash equivalents	$350,790	$174,999
Short-term investments	68,367	389,154
Inventories	104,241	107,912
Deferred charges	47,343	38,872
Other current assets	91,010	82,830

Total current assets	661,751	793,767
Property and equipment, net	2,036,645	2,121,094
Wireless licenses	1,968,075	1,921,973
Assets held for sale	—	2,381
Goodwill (Note 6)	31,094	430,101
Intangible assets, net	64,843	24,535
Other assets	72,415	83,630

Total assets	$4,834,823	$5,377,481

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$346,869	$310,386
Current maturities of long-term debt	8,500	8,000
Other current liabilities	221,077	202,407

Total current liabilities	576,446	520,793
Long-term debt, net	2,832,070	2,735,318
Deferred tax liabilities	295,703	259,512
Other long-term liabilities	114,534	99,696

Total liabilities	3,818,753	3,615,319

Redeemable non-controlling interests	104,788	71,632

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares, $.0001 par value; 78,437,309 and 77,524,040 shares issued and outstanding at December 31, 2010 and 2009, respectively	8	8
Additional paid-in capital	2,155,712	2,148,194
Accumulated deficit	(1,243,740)	(458,685)
Accumulated other comprehensive income (loss)	(698)	1,013

Total stockholders’ equity	911,282	1,690,530

Total liabilities and stockholders’ equity	$4,834,823	$5,377,481

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Service revenues	$2,482,601	$2,241,988	$1,782,163
Equipment revenues	214,602	239,333	249,761

Total revenues	2,697,203	2,481,321	2,031,924

Operating expenses:
Cost of service (exclusive of items shown separately below)	840,635	707,165	561,360
Cost of equipment	591,994	561,262	465,422
Selling and marketing	414,318	411,564	294,917
General and administrative	361,571	358,452	331,691
Depreciation and amortization	457,035	410,697	331,448
Impairment of assets (Notes 3 and 6)	477,327	639	177

Total operating expenses	3,142,880	2,449,779	1,985,015
Loss on sale or disposal of assets, net	(5,061)	(418)	(209)

Operating income (loss)	(450,738)	31,124	46,700
Equity in net income (loss) of investees	1,912	3,946	(298)
Interest income	1,010	3,806	14,571
Interest expense	(243,377)	(210,389)	(158,259)
Other income (expense), net	3,209	469	(7,125)
Loss on extinguishment of debt	(54,558)	(26,310)	—

Loss before income taxes	(742,542)	(197,354)	(104,411)
Income tax expense	(42,513)	(40,609)	(38,970)

Net loss	(785,055)	(237,963)	(143,381)
Accretion of redeemable non-controlling interests, net of tax	(86,898)	(1,529)	(6,820)

Net loss attributable to common stockholders	$(871,953)	$(239,492)	$(150,201)

Loss per share attributable to common stockholders:
Basic	$(11.49)	$(3.30)	$(2.21)

Diluted	$(11.49)	$(3.30)	$(2.21)

Shares used in per share calculations:
Basic	75,917	72,515	68,021

Diluted	75,917	72,515	68,021

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities:
Net loss	$(785,055)	$(237,963)	$(143,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	36,609	42,713	35,215
Depreciation and amortization	457,035	410,697	331,448
Accretion of asset retirement obligations	2,503	1,888	1,153
Non-cash interest items, net	11,446	8,357	13,057
Non-cash loss on extinguishment of debt	(2,040)	8,805	—
Deferred income tax expense	39,263	38,164	36,310
Impairment of assets	477,327	639	177
Impairment of short-term investments	—	—	7,538
(Gain) loss on sale or disposal of assets	5,061	418	209
Equity in net (income) loss of investees	(1,912)	(3,946)	298
Changes in assets and liabilities:
Inventories and deferred charges	(2,469)	(20,491)	(60,899)
Other assets	(16,791)	(18,759)	(21,221)
Accounts payable and accrued liabilities	63,120	5,674	75,344
Other liabilities	28,181	48,121	75,398

Net cash provided by operating activities	312,278	284,317	350,646

Investing activities:
Acquisition of a business	(40,730)	—	(31,217)
Purchases of property and equipment	(398,894)	(699,525)	(795,678)
Change in prepayments for purchases of property and equipment	1,412	5,691	(5,876)
Purchases of and deposits for wireless licenses and spectrum clearing costs	(13,319)	(35,356)	(78,451)
Return of deposit for wireless licenses	—	—	70,000
Proceeds from sale of wireless licenses and operating assets	—	2,965	—
Purchases of investments	(488,450)	(883,173)	(598,015)
Sales and maturities of investments	816,247	733,268	532,468
Purchases of membership units of equity method investments	(967)	—	(1,033)
Change in restricted cash	749	338	(2,176)

Net cash used in investing activities	(123,952)	(875,792)	(909,978)

Financing activities:
Proceeds from issuance of long-term debt	1,179,876	1,057,474	535,750
Repayment of long-term debt	(1,118,096)	(897,904)	(10,500)
Payment of debt issuance costs	(1,308)	(16,200)	(7,658)
Purchase of non-controlling interests	(77,664)	—	—
Non-controlling interest contribution	5,100	—	—
Proceeds from issuance of common stock	1,535	267,105	7,885
Other	(1,978)	(1,709)	(41,774)

Net cash provided by (used in) financing activities	(12,535)	408,766	483,703

Net increase (decrease) in cash and cash equivalents	175,791	(182,709)	(75,629)
Cash and cash equivalents at beginning of period	174,999	357,708	433,337

Cash and cash equivalents at end of period	$350,790	$174,999	$357,708

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Accumulated	Income
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2007	68,674,435	7	1,803,514	(77,341)	(8,675)	1,717,505
Components of comprehensive loss:
Net loss	—	—	—	(143,381)	—	(143,381)
Net unrealized holding gains on investments, net of tax	—	—	—	—	273	273
Unrealized losses on derivative instruments	—	—	—	—	(1,471)	(1,471)
Swaplet amortization on derivative instruments, net of tax	—	—	—	—	3,951	3,951

Comprehensive loss						(140,628)

Share-based compensation expense	—	—	34,734	—	—	34,734
Accretion of redeemable non-controlling interests, net of tax	—	—	(6,820)	—	—	(6,820)
Issuance of common stock under share-based compensation plans, net of repurchases	841,091	—	7,885	—	—	7,885

Balance at December 31, 2008	69,515,526	7	1,839,313	(220,722)	(5,922)	1,612,676
Components of comprehensive loss:
Net loss	—	—	—	(237,963)	—	(237,963)
Net unrealized holding gains on investments, net of tax	—	—	—	—	816	816
Swaplet amortization and reclassification of losses included in earnings on derivative instruments, including tax effect	—	—	—	—	6,119	6,119

Comprehensive loss						(231,028)

Share-based compensation expense	—	—	43,306	—	—	43,306
Accretion of redeemable non-controlling interests, net of tax	—	—	(1,529)	—	—	(1,529)
Issuance of common stock	7,000,000	1	263,718	—	—	263,719
Issuance of common stock under share-based compensation plans, net of repurchases	1,008,514	—	3,386	—	—	3,386

Balance at December 31, 2009	77,524,040	$8	$2,148,194	$(458,685)	$1,013	$1,690,530

Components of comprehensive loss:
Net loss	—	—	—	(785,055)	—	(785,055)
Net unrealized holding losses on investments, net of tax	—	—	—	—	(254)	(254)
Less: reclassification adjustment for losses included in net loss, net of tax	—	—	—	—	(1,457)	(1,457)

Comprehensive loss						(786,766)

Share-based compensation expense	—	—	36,609	—	—	36,609
Accretion of redeemable non-controlling interests, net of tax	—	—	(86,898)	—	—	(86,898)
Issuance of common stock under share-based compensation plans, net of repurchases	913,269	—	1,535	—	—	1,535
Gain on formation of joint ventures, net of tax	—	—	56,272	—	—	56,272

Balance at December 31, 2010	78,437,309	$8	$2,155,712	$(1,243,740)	$(698)	$911,282

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries and consolidated joint ventures, is a wireless communications carrier that offers digital wireless services in the United States under the “Cricket®” brand. Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check. The Company’s primary service is Cricket Wireless, which offers customers unlimited nationwide voice and data services for a flat monthly rate. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than interest income and through dividends, if any, from its subsidiaries.

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”); in the upper Midwest by Denali Spectrum Operations, LLC (“Denali Operations”); and in South Texas by STX Wireless Operations, LLC (“STX Operations”). Cricket’s ownership and interests in these entities are as follows:

•	LCW Operations and its parent company, LCW Wireless, LLC, (“LCW Wireless”), are wholly-owned subsidiaries of Cricket. The Company acquired the remaining 5.4% membership interests that it did not previously own in LCW Wireless on August 25, 2010.

•	Denali Operations and its parent company, Denali Spectrum, LLC (“Denali”), are wholly-owned subsidiaries of Cricket. Cricket purchased the remaining 17.5% membership interest that it did not previously own in Denali on December 27, 2010. Immediately prior to its purchase of the remaining membership interest in Denali, Denali contributed all of its wireless spectrum outside of its Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island Wireless, LLC (“Savary Island”), a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island is a “very small business” designated entity under the FCC regulations. The Company consolidates its interests in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because this entity is a variable interest entity and the Company has entered into an agreement with Savary Island’s other member which establishes a specified purchase price in the event that it exercises its right to sell its membership interest to the Company.

•	Cricket controls STX Operations through a 75.75% controlling membership interest in its parent company, STX Wireless, LLC, (“STX Wireless”). STX Wireless is a joint venture created by Cricket and various entities doing business as Pocket Communications (“Pocket”) to provide Cricket service in the South Texas region. The Company consolidates STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model.

For more information regarding the transactions and ventures described above, see “Note 7. Significant Acquisitions and Other Agreements.”

Leap, Cricket and their subsidiaries and consolidated joint ventures are collectively referred to herein as the “Company.”

Note 2.	Change in Accounting Principle

During the fourth quarter of 2010, the Company elected to change the method of accounting for regulatory fees and telecommunications taxes paid with respect to its service plans, including Universal Service Fund and E-911 fees, from a net to a gross basis in the consolidated statements of operations. Prior to the fourth quarter of 2010, the Company accounted for regulatory fees and telecommunications taxes on a net basis, such that these amounts were recorded as service revenues, net of amounts owed and remitted to government agencies. Following the introduction of the Company’s “all-inclusive” rate plans in August 2010 (which do not include separate charges for certain fees and telecommunications taxes), the Company changed its accounting policy in the fourth quarter of 2010 to a gross basis such that the Company no longer deducts from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead includes such amounts in cost of service. This change in

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting policy, which was applied retrospectively, increased both service revenue and cost of service by $139.9 million, $98.2 million and $73.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. This change in accounting policy does not change previously reported operating income (loss) or net loss.

The Company changed its accounting policy to the gross basis of revenue reporting because under the “all inclusive” rate plans that the Company introduced in 2010, the Company absorbs the variability resulting from periodic regulatory rate changes. In addition, payment of regulatory fees and telecommunications tax surcharges are ultimately the responsibility of the Company. Further, the Company also believes the change to a gross basis of reporting for these items is the prevailing practice within the wireless telecommunications industry, making the Company’s financial information more comparable to that of other companies within its industry.

Note 3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates.

Principles of Consolidation

The consolidated financial statements include the operating results and financial position of Leap and its wholly-owned subsidiaries and consolidated joint ventures. The Company consolidates its non-controlling interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island is a variable interest entity and the Company has entered into an agreement with Savary Island’s other member which establishes a specified purchase price in the event that it exercises its right to sell its membership interest to the Company. The Company consolidates STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the years ended December 31, 2010, 2009 and 2008, all of the Company’s revenues and long-lived assets related to operations in the United States.

Revenues

The Company’s business revenues principally arise from the sale of wireless services, devices (handsets and broadband modems) and accessories. Wireless services are provided primarily on a month-to-month basis. In general, the Company’s customers are required to pay for their service in advance and the Company does not require customers to sign fixed-term contracts or pass a credit check. Service revenues are recognized only after payment has been received and services have been rendered.

In August 2010, the Company introduced new rate plans for all of its Cricket services, eliminated certain fees (such as activation, reactivation and regulatory fees) and telecommunications taxes and ceased offering a free first month of service to new Cricket Wireless and Cricket Broadband customers when they purchase a new device and activate service. Prior to August 2010, when the Company activated service for a new customer, it typically sold that customer a device bundled with a period of free service. Under each approach, in accordance with the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with service constitutes a

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiple element arrangement. Under this guidance, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying the guidance to these transactions results in the Company recognizing the total consideration received, less amounts allocated to the wireless service period (generally the customer’s monthly rate plan), as equipment revenue.

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

Through a third-party provider, the Company’s customers may elect to participate in an extended warranty program for devices they purchase. The Company recognizes revenue on replacement devices sold to its customers under the program when the customer purchases the device.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. As discussed in Note 2, during the fourth quarter of 2010, the Company changed the method of accounting for regulatory fees and telecommunications taxes from a net to a gross basis. Regulatory fees and telecommunications taxes collected from customers are recorded in service revenues and amounts owed and remitted to government agencies are recorded in cost of service.

Costs and Expenses

The Company’s costs and expenses include:

Cost of Service.  The major components of cost of service are: charges from other communications companies for long distance, roaming and content download services provided to the Company’s customers; charges from other communications companies for their transport and termination of calls originated by the Company’s customers and destined for customers of other networks; expenses for tower and network facility rent, engineering operations, field technicians and utility and maintenance charges, and salary and overhead charges associated with these functions; and regulatory fees and telecommunications taxes, including Universal Service Fund and E-911 fees.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Equipment.  Cost of equipment primarily includes the cost of devices and accessories purchased from third-party vendors and resold to the Company’s customers in connection with its services, as well as the lower of cost or market write-downs associated with excess or damaged devices and accessories.

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

Restricted Cash, Cash Equivalents and Short-Term Investments

Restricted cash, cash equivalents and short-term investments consist primarily of amounts that the Company has set aside to satisfy certain contractual obligations. Restricted cash, cash equivalents and short-term investments are included in either short-term or long-term other assets, depending on the contractual obligation. As of December 31, 2010 the Company had approximately $3.6 million and $7.8 million of restricted cash, cash equivalents and short-term investments, included as other current and other long-term assets, respectively. As of December 31, 2009 the Company had approximately $3.9 million and $8.3 million of restricted cash, cash equivalents and short-term investments, included as other current and other long-term assets, respectively.

Fair Value of Financial Instruments

The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance. See Note 4 for further discussion regarding the Company’s measurement of assets and liabilities at fair value.

Inventories

Inventories consist of devices and accessories not yet placed into service and units designated for the replacement of damaged customer devices, and are stated at the lower of cost or market using the average cost method.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category and depreciation commences. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are attributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the year ended December 31, 2010 and 2009 the Company capitalized $0 and $20.8 million in interest, respectively, to property and equipment.

In accordance with the authoritative guidance for accounting for costs of computer software developed or obtained for internal use, certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 31, 2010 and 2009, the Company capitalized internal use software costs of $114.5 million and $69.1 million, respectively, to property and equipment, and amortized internal use software costs of $32.8 million and $21.3 million, respectively.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. No property and equipment was classified as assets held for sale as of December 31, 2010 or 2009.

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

As a result of the sustained decrease in its market capitalization, and in conjunction with the annual assessment of its goodwill, the Company tested its long-lived assets for potential impairment during the third quarter of 2010. As the Company’s long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, the Company completed this assessment at the enterprise level. As required by the authoritative guidance for impairment testing, the Company compared its total estimated undiscounted future cash flows to the carrying value of its long-lived and indefinite-lived assets at September 30, 2010. Under this analysis, the Company’s total estimated undiscounted future cash flows were determined to have exceeded the total carrying value of the Company’s long-lived and indefinite-lived assets. If the Company’s total estimated undiscounted future cash flows calculated in this analysis were 10% less than those determined, they would continue to exceed the total carrying value of the Company’s long-lived and indefinite-lived assets. The Company estimated its future cash flows based on projections regarding its future operating performance, including projected customer growth, customer churn, average monthly revenue per customer and costs per gross additional customer. If the Company’s actual results were to materially differ from those projected, that difference could have a significant adverse effect on the Company’s estimated undiscounted future cash flows and could ultimately result in an impairment of its long-lived assets.

In connection with the analysis described above, the Company evaluated certain network design, site acquisition and capitalized interest costs relating to the expansion of its network which had been accumulated in construction-in-progress. In August 2010, the Company entered into a wholesale agreement which permits the Company to offer Cricket wireless services outside of its current network footprint. The Company believes that this agreement will allow it to strengthen and expand its distribution and provides it with greater flexibility with respect to its network expansion plans. As a result, the Company determined to spend an increased portion of its planned capital expenditures on the future deployment of next-generation LTE technology and to defer its previously planned network expansion activities. As a result of these developments, the costs previously accumulated in construction-in-progress were determined to be impaired and the Company recorded an impairment charge of $46.5 million during the third quarter of 2010.

The Company evaluated whether any triggering events or changes in circumstances occurred that would indicate an impairment condition may have existed subsequent to its 2010 annual impairment test of long-lived assets. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in the Company’s business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, the Company concluded that no triggering events or changes in circumstances had occurred.

Wireless Licenses

The Company operates networks under Personal Communications Services (“PCS”) and Advanced Wireless Services (“AWS”) wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are recorded at cost when acquired and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee and management has determined that no legal,

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of the Company’s or Savary Island’s PCS and AWS licenses. The Company also tests its wireless licenses for impairment on an annual basis in accordance with the authoritative guidance for goodwill and other intangible assets. Refer to Note 6 for further discussion regarding the Company’s impairment evaluation of wireless licenses. On a quarterly basis, the Company evaluates the remaining useful lives of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. However, as of December 31, 2009, goodwill primarily represented the excess of the Company’s reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. As of December 31, 2010, goodwill of $31.1 million represented the excess of the purchase price over the fair values of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture. Refer to Note 7 for further discussion of the Company’s purchase price allocation and determination of goodwill. Goodwill is tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. Refer to Note 6 for further discussion regarding the Company’s goodwill impairment evaluation.

Other Intangible Assets

The Company’s other intangible assets consist of trademarks and customer relationships. The Company’s trademarks were recorded upon adoption of fresh-start reporting and are being amortized on a straight-line basis over their estimated useful lives of fourteen years. Customer relationships acquired in connection with the Company’s acquisition of Hargray Wireless, LLC (“Hargray Wireless”) in 2008 and the formation of the STX Wireless joint venture in the fourth quarter of 2010 are amortized on an accelerated basis over a useful life of up to four years. The Company assesses potential impairments to its other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by the intangible asset is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Amortization expense for other intangible assets for the years ended December 31, 2010, 2009 and 2008 was $10.1 million, $5.3 million and $23.6 million, respectively. Estimated amortization expense for other intangible assets is $23.4 million for 2011, $16.8 million for 2012, $10.6 million for 2013, $4.2 million for 2014, $2.6 million for 2015, and $4.2 million thereafter.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and for investments in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. The Company’s ownership interest in equity method investees ranges from approximately 6% to 20% of outstanding membership units. The carrying value of the Company’s investments in its equity method investees was $26.7 million and $21.3 million as of December 31, 2010 and 2009, respectively. During the years

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2010, 2009 and 2008, the Company’s share of earnings in its equity method investees (net of its share of their losses) was $1.9 million, $3.9 million and a loss of $0.3 million, respectively.

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

The networks the Company operates do not, by themselves, provide national coverage and it must pay fees to other carriers who provide roaming or wholesale services to the Company. The Company currently relies on roaming agreements with several carriers for the majority of its voice services and generally on one key carrier for its data roaming services. The Company has also entered into a wholesale agreement which permits the Company to offer Cricket wireless services outside of its current network footprint. If the Company were unable to obtain or maintain cost-effective roaming or wholesale services for its customers in geographically desirable service areas, the Company’s competitive position, business, financial condition and results of operations could be materially adversely affected.

Operating Leases

Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other long-term liabilities in the consolidated balance sheets. Rent expense totaled $252.5 million, $234.8 million and $179.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s asset retirement obligations as of and for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended
	December 31,
	2010	2009

Asset retirement obligations, beginning of year	$25,749	$16,997
Liabilities incurred	270	7,434
Liabilities assumed by STX Wireless in connection with the formation of the joint venture	3,272	—
Accretion expense	2,503	1,888
Decommissioned sites	(131)	(570)

Asset retirement obligations, end of year	$31,663	$25,749

Debt Issuance Costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations. Unamortized debt issuance costs are recorded in other assets or as a reduction of the respective debt balance, as applicable, in the consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $137.6 million, $151.2 million and $101.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Share-based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2010.

Income Taxes

The Company calculates income taxes in each of the jurisdictions in which it operates. This process involves calculating the current tax expense or benefit and any deferred income tax expense or benefit resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss (“NOL”) carryforwards, capital loss carryforwards and income tax credits.

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2010, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax (“TMT”) credit. Accordingly, at December 31, 2010 and 2009, the Company recorded a valuation allowance offsetting substantially all of its deferred tax assets. The Company will continue to monitor the positive and negative factors to assess whether it is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company’s tax provision. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

The Company has substantial federal and state NOLs for income tax purposes. Subject to certain requirements, the Company may “carry forward” its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of December 31, 2010, the Company had federal and state NOLs of approximately $2.1 billion, which begin to expire in 2022 for federal income tax purposes and of which $0.3 million will expire at the end of 2011 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $800 million, the Company’s ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

The Company’s ability to utilize NOLs could be further limited if it were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, a change in ownership can occur whenever there is a collective shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The occurrence of such an ownership change would accelerate cash tax payments the Company would be required to make and likely result in a substantial portion of its NOLs expiring before the Company could fully utilize them. As a result, any restriction on the Company’s ability to utilize these NOL carryforwards could have a material adverse impact on its business, financial condition and future cash flows.

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

None of the Company’s NOL carryforwards are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of a Section 382 limitation will be removed from deferred tax assets with a corresponding reduction to valuation allowance. Since the Company currently maintains a full valuation allowance against its federal and state NOL carryforwards, it is not expected that any possible limitation would have a current impact on its results of operations.

The Company’s unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period. All of the Company’s tax years from 1998 to 2010 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company’s 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the years ended December 31, 2010, 2009 and 2008, 9.4 million, 9.3 million and 9.1 million common share equivalents were excluded in the computation of diluted loss per share for those periods, respectively.

Note 4.	Fair Value Measurements

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of December 31, 2010 or 2009.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of December 31, 2010 and 2009 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 asset as of December 31, 2009 was a short-term investment in asset-backed commercial paper. The Company did not have any Level 3 assets or liabilities as of December 31, 2010.

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of December 31, 2010 and 2009 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$168,831	$—	$168,831
Commercial paper	—	17,494	—	17,494
U.S. government or government agency securities	—	108,364	—	108,364

Total	$—	$294,689	$—	$294,689

	At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$70,393	$—	$70,393
Commercial paper	—	108,952	—	108,952
Asset-backed commercial paper	—	—	2,731	2,731
U.S. government or government agency securities	—	350,435	—	350,435

Total	$—	$529,780	$2,731	$532,511

Assets in the tables above are reported on the consolidated balance sheets as components of cash and cash equivalents, short-term investments, restricted cash, cash equivalents and short-term investments and other assets.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands).

	Year Ended
	December 31,
	2010	2009

Beginning balance, January 1	$2,731	$1,250
Total gains (losses):
Included in net loss	$3,341	$667
Included in comprehensive income (loss)	(1,680)	1,680
Purchases and (sales):
Purchases	—	—
Sales	(4,392)	(866)
Transfers in (out) of Level 3	—	—

Ending balance, December 31	$—	$2,731

Unrealized gains (losses) are presented in accumulated other comprehensive income (loss) within stockholder’s equity in the consolidated balance sheets. Realized gains (losses) are presented in other income (expense), net in the consolidated statements of operations.

Cash Equivalents and Short-Term Investments

As of December 31, 2010 and 2009, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and government

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agencies and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items. The fair value of the Company’s investment in asset-backed commercial paper prior to its complete sale in the second quarter of 2010 was determined using primarily unobservable inputs that could not be corroborated by market data, primarily consisting of indicative bids from potential purchasers, and was therefore considered to be a Level 3 item.

Available-for-sale securities were comprised as follows as of December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010
	Cost	Fair Value

Money market funds	$168,831	$168,831
Commercial paper	17,494	17,494
U.S. government or government agency securities	108,364	108,364

	$294,689	$294,689

	As of December 31, 2009
	Cost	Fair Value

Money market funds	$70,393	$70,393
Commercial paper	108,955	108,952
Asset-backed commercial paper	1,051	2,731
U.S. government or government agency securities	350,402	350,435

	$530,801	$532,511

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined primarily by using quoted prices in active markets and was $2,876.8 million and $2,715.7 million as of December 31, 2010 and 2009, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of December 31, 2010 and the losses recorded during the year ended December 31, 2010 on those assets (in thousands):

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Losses

Assets:
Goodwill	$—	$—	$—	$430,101
Property and equipment	—	—	—	46,460
Wireless licenses	—	—	147,768	766

Total	$—	$—	$147,768	$477,327

As discussed in Notes 3 and 6, the Company recorded charges for the impairment of goodwill, certain long-lived assets and certain non-operating wireless licenses as a result of its 2010 annual impairment test. The fair values of these assets were determined using Level 3 inputs and the valuation techniques discussed therein.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	As of December 31,
	2010	2009

Other current assets:
Accounts receivable, net(1):	$50,750	$43,216
Prepaid expenses	27,493	21,109
Other	12,767	18,505

	$91,010	$82,830

Property and equipment, net(2):
Network equipment	$3,095,793	$2,848,952
Computer hardware and software	342,972	246,546
Construction-in-progress	146,973	177,078
Other	108,273	101,616

	3,694,011	3,374,192
Accumulated depreciation	(1,657,366)	(1,253,098)

	$2,036,645	$2,121,094

Intangible assets, net:
Customer relationships	$57,782	$7,347
Trademarks	37,000	37,000

	94,782	44,347
Accumulated amortization of customer relationships	(12,980)	(5,496)
Accumulated amortization of trademarks	(16,959)	(14,316)

	$64,843	$24,535

Accounts payable and accrued liabilities:
Trade accounts payable	$205,824	$180,711
Accrued payroll and related benefits	55,290	47,651
Other accrued liabilities	85,755	82,024

	$346,869	$310,386

Other current liabilities:
Deferred service revenue(3)	$101,343	$88,163
Deferred equipment revenue(4)	26,564	28,218
Accrued sales, telecommunications, property and other taxes payable	44,942	33,712
Accrued interest	40,804	47,101
Other	7,424	5,213

	$221,077	$202,407

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Accounts receivable, consists primarily of amounts billed to third-party dealers for devices and accessories and amounts due from service providers related to interconnect and roaming agreements, net of an allowance for doubtful accounts.

(2)	As of December 31, 2010 and 2009, approximately $8.5 million of assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $4.0 million and $3.8 million as of December 31, 2010 and 2009, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to devices sold to third-party dealers.

Supplementary Cash Flow Information (in thousands):

	December 31,
	2010	2009	2008

Cash paid for interest	$(244,123)	$(223,343)	$(178,880)
Cash paid for income taxes	$(2,810)	$(1,950)	$(1,914)
Supplementary disclosure of non-cash investing activities:
Contribution of wireless licenses	$2,381	$—	$—
Consideration provided for the acquisition of Pocket’s business	$(99,894)	$—	$—
Supplementary disclosure of non-cash financing activities:
Note assumed as consideration for purchase of remaining interest in Denali	$45,500	$—	$—

Note 6.	Goodwill and Wireless Licenses

Goodwill

As of December 31, 2010, goodwill of $31.1 million represented the excess of the purchase price over the fair value of the assets acquired (net of liabilities assumed, including the related deferred tax effects), in the formation of STX Wireless. As of December 31, 2009, goodwill primarily represented the excess of the Company’s reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. The following table summarizes the changes in the carrying amount of the Company’s goodwill as of and for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009

Beginning balance, January 1	$430,101	$430,101
Goodwill impairment charge	(430,101)	—
Goodwill acquired	31,094	—

Ending balance, December 31	$31,094	$430,101

During the third quarter of each year, the Company assesses its goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the carrying value of the Company’s net assets to its fair value. If the fair value is determined to be less than carrying value, a second step is performed to measure the amount of the impairment, if any.

In connection with its annual impairment test, the Company bases its determination of fair value primarily upon its average market capitalization for the month of August, plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. The Company

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered the month of August to be an appropriate period over which to measure average market capitalization in 2010 because trading prices during that period reflected market reaction to the Company’s most recently announced financial and operating results, announced early in the month of August.

In conducting the annual impairment test during the third quarter of 2010, the Company applied a control premium of 30% to its average market capitalization. The Company believes that consideration of a control premium is customary in determining fair value and is contemplated by the applicable accounting guidance. The Company believes that its consideration of a control premium was appropriate because it believes that its market capitalization does not fully capture the fair value of its business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in the Company. The Company determined the amount of the control premium as part of its third quarter 2010 impairment testing based upon its relevant transactional experience, a review of recent comparable telecommunications transactions and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving the Company could be higher or lower than the control premium that the Company applied.

The carrying value of the Company’s goodwill was $430.1 million as of August 31, 2010. As of August 31, 2010, the carrying value of the Company’s net assets exceeded the Company’s fair value, determined based upon its average market capitalization during the month of August 2010 and applying a control premium of 30%. As a result, the Company performed the second step of the assessment to measure the amount of any impairment. Under step two of the assessment, the Company performed a hypothetical purchase price allocation as if the Company were being acquired in a business combination and estimated the fair value of the Company’s identifiable assets and liabilities. This determination required the Company to make significant estimates and assumptions regarding the fair value of both its recorded and unrecorded assets and liabilities, such as its customer relationships, wireless licenses and property and equipment. This step of the assessment indicated that the implied fair value of the Company’s goodwill was zero, as the fair value of the Company’s identifiable assets (net of liabilities) as of August 31, 2010 exceeded the fair value of the Company. As a result, the Company recorded a non-cash impairment charge of $430.1 million in the third quarter of 2010, reducing the carrying amount of its goodwill to zero.

As discussed in Note 7, on October 1, 2010, the Company and Pocket contributed substantially all of their respective wireless spectrum and operating assets in the South Texas region to a new joint venture, STX Wireless, which is controlled and managed by Cricket. The excess purchase price over the fair value of the net assets acquired was $31.1 million and was allocated to goodwill in the Company’s consolidated balance sheet at December 31, 2010.

As of December 31, 2010, the Company evaluated whether any triggering events or changes in circumstances had occurred subsequent to its annual impairment test conducted in the third quarter of 2010. As part of this evaluation, the Company considered additional qualitative factors, including whether there had been any significant adverse changes in legal factors or in its business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of its reporting unit. Based on this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2010. Had the Company concluded that a triggering event had occurred as of such date, the first step of the goodwill impairment test would have resulted in a determination that the fair value of the Company (based upon its market capitalization, plus a control premium) exceeded the carrying value of its net assets, and thus would not have required any further impairment evaluation.

If competition in markets in which the Company operates continues to intensify, or if the competition or other factors cause significant changes in its actual or projected financial or operating performance, such factors could constitute a triggering event which would require the Company to perform an interim goodwill impairment test prior to its next annual impairment test, possibly as soon as the first quarter of 2011. If the first step of the interim impairment test were to indicate that a potential impairment existed, the Company would be required to perform the

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

second step of the goodwill impairment test, which would require management to determine the fair value of its net assets and could require the Company to recognize a material non-cash impairment charge that could reduce all or a portion of the carrying value of its goodwill of $31.1 million.

Wireless Licenses

The Company operates networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of the Company’s and Savary Island’s PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful lives of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, the Company also tests its wireless licenses for impairment on an annual basis in accordance with the authoritative guidance for goodwill and other intangible assets. As of December 31, 2010 and 2009, the carrying value of the Company’s and Savary Island’s wireless licenses was $2.0 billion and $1.9 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31 2009, wireless licenses with a carrying value of $2.4 million were classified as assets held for sale, respectively, as more fully described in Note 7.

Portions of the AWS spectrum that the Company was awarded in Auction #66 were subject to use by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. In connection with the launch of new markets over the past two years, the Company worked with several incumbent government and commercial licensees to clear AWS spectrum. The Company’s spectrum clearing costs have been capitalized to wireless licenses as incurred. During the years ended December 31, 2010 and 2009, the Company incurred approximately $3.8 million and $8.2 million, respectively, in spectrum clearing costs.

For purposes of testing impairment, the Company’s wireless licenses in its operating markets are combined into a single unit of account because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s and Savary Island’s non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company’s operating markets. As of December 31, 2010, the carrying values of the Company’s and Savary Island’s operating and non-operating wireless licenses were $1,804.0 million and $164.1 million, respectively. An impairment loss would be recognized on the Company’s and Savary Island’s operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss would be recognized on the Company’s and Savary Island’s non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, the Company recorded an impairment

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge of $0.8 million, $0.6 million and $0.2 million during the years ended December 31, 2010, 2009 and 2008, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. As more fully described below, the fair value of these non-operating wireless licenses was determined using Level 3 inputs in accordance with the authoritative guidance for fair value measurements.

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

As more fully described above, the most significant factor used to determine the fair value of the Company’s wireless licenses is comparable sales transactions. Other factors used in determining fair value include developments or changes in legal, regulatory and technical matters as well as demographic and economic factors. Changes in comparable sales prices would generally result in a corresponding change in fair value. For example, a 10% decline in comparable sales prices would generally result in a 10% decline in fair value. However, a decline in comparable sales would likely require further adjustment to fair value to capture more recent macro-economic changes and changes in the demographic and economic characteristics unique to the Company’s wireless licenses, such as population size, composition, growth rate and density, household and disposable income, and the extent of the wireless-centric workforce in the markets covered by the Company’s wireless licenses. Spectrum auctions and comparable sales transactions in recent periods have resulted in modest increases to the aggregate fair value of the Company’s and Savary Island’s wireless licenses as increases in fair value in larger markets were slightly offset by decreases in fair value in markets with lower population densities. In addition, favorable developments in technical matters such as spectrum clearing and device availability have positively impacted the fair value of a significant portion of their wireless licenses. Partially offsetting these increases in value were demographic and economic-related adjustments that were required to capture current economic developments. These demographic and economic factors resulted in a decline in fair value for certain of the Company’s and Savary Island’s wireless licenses.

As a result of the valuation analysis discussed above, the fair value of the Company’s wireless licenses determined in the 2010 annual impairment test increased by approximately 13% from the annual impairment test performed in 2009 (as adjusted to reflect the effects of the Company’s acquisitions and dispositions of wireless licenses during the period). As of the Company’s 2010 annual impairment test, the fair value of the Company’s and Savary Island’s wireless licenses significantly exceeded their carrying value. The aggregate fair value of the Company’s and Savary Island’s individual wireless licenses was $2,734.7 million, which when compared to their respective aggregate carrying value of $1,920.0 million, yielded significant excess value.

In connection with the Company’s 2010 annual impairment test, the aggregate fair value and carrying value of the Company’s and Savary Island’s individual operating wireless licenses were $2,518.2 million and $1,772.2 million, respectively. If the fair value of the Company’s and Savary Island’s operating wireless licenses had declined by 10% in such impairment test, it would not have recognized any impairment loss. In connection with 2010 annual impairment test, the aggregate fair value and carrying value of the Company’s and Savary Island’s individual non-operating wireless licenses were $216.5 million and $147.8 million, respectively. If the fair value of the Company’s and Savary Island’s non-operating wireless licenses had each declined by 10%, the Company would have recognized an impairment loss of approximately $1.0 million.

The Company evaluated whether any triggering events or changes in circumstances occurred subsequent to the 2010 annual impairment test of its wireless licenses which indicate that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in the

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, the Company concluded that no triggering events or changes in circumstances had occurred.

Note 7.	Significant Acquisitions and Other Agreements

STX Wireless Joint Venture

Cricket service is offered in South Texas by its joint venture STX Operations. Cricket controls STX Operations through a 75.75% controlling membership interest in its parent company STX Wireless. On October 1, 2010, the Company and Pocket contributed substantially all of their respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, the Company made payments to Pocket of approximately $40.7 million in cash.

The joint venture strengthens the Company’s presence and competitive positioning in the South Texas region. Commencing October 1, 2010, STX Operations began providing Cricket service to approximately 700,000 customers, of which approximately 323,000 were contributed by Pocket, with a network footprint covering approximately 4.4 million POPs.

The Company accounted for the acquisition of Pocket’s business as a business purchase combination in accordance with the authoritative guidance for business combinations, with the Company as the acquirer. The consideration provided to Pocket, in exchange for Pocket’s business, was as follows (in thousands):

Cash	$40,730
Fair value of Cricket’s business contributed to STX Wireless at 24.25%	65,793
Fair value of Pocket business contributed to STX Wireless at 24.25%	34,101

Total consideration	$140,624

The fair values of the contributions to STX Wireless were determined using internally developed discounted cash flow models corroborated by third party valuation firms.

The consideration was allocated to the net tangible and intangible assets acquired and liabilities assumed by STX Wireless based on their fair values as of October 1, 2010. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill. While the Company does not anticipate significant changes to the purchase price allocation, some items such as certain post-closing purchase price adjustments are preliminary and subject to change.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts represent the preliminary fair value of identifiable assets acquired and liabilities assumed by the Company as of the acquisition date (in thousands):

Fair Value

Assets:
Inventories	$2,331
Other current assets	1,204
Property and equipment	41,971
Wireless licenses	33,716
Customer relationships	50,435
Goodwill	31,094

Total Assets	160,751

Liabilities:
Accounts payable and accrued liabilities	$4,020
Deferred revenue	4,224
Deferred tax liability	10,693
Other long-term liabilities	1,190

Total liabilities	20,127

Total net assets acquired	$140,624

Goodwill primarily represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the transaction consists largely of the synergies expected from the joint venture. As part of the valuation, the Company recorded approximately $50.4 million of finite-lived intangible assets, representing the fair value of customer relationships, which are amortized on an accelerated basis over an estimated useful life of 4 years. Additionally, the Company recorded approximately $33.7 million of wireless licenses acquired in the transaction. Consistent with the Company’s policy regarding the useful lives of its wireless licenses, the wireless licenses acquired have an indefinite useful life.

Transaction-related expenses totaling approximately $1.4 million were recorded as general and administrative expenses in the Company’s consolidated statement of operations. The Company has not presented pro forma financial information reflecting the effects of the transaction because such effects are not material.

Pocket’s 24.25% non-controlling membership interest in STX Wireless was recorded in mezzanine equity as a component of redeemable non-controlling interests. The non-controlling interest was initially recognized as part of the purchase accounting in the amount of $51.5 million. The $51.5 million comprises the sum of Pocket’s proportionate share (24.25%) of the fair value in the Pocket business and its proportionate shares (24.25%) of the net equity of the business contributed by Cricket.

A gain of $48.4 million arose from the transaction representing Cricket’s exchange of a 24.25% non-controlling interest in its South Texas business for a controlling interest in the business acquired from Pocket. The gain is equal to Cricket’s proportionate interest (75.75%) in the fair value of the Pocket business acquired less the proportionate interest (24.25%) in the book value of Cricket’s South Texas business given up, and cash paid of $40.7 million. Because the Company maintained control over the newly formed joint venture after the transaction was closed, the gain was recognized in additional paid-in capital within stockholders’ equity.

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement (the “STX LLC Agreement”). Under the STX LLC Agreement, Pocket has the right to put, and the Company has the right to call, all of Pocket’s membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligated to sell to the Company all of its membership interests in STX Wireless. The purchase price for Pocket’s membership interests would be equal to 24.25% of the product of Leap’s enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket’s debt instruments, at least $25 million of the purchase price must be paid in cash). The Company has the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to the Company by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket’s membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket’s non-controlling membership interest exceeds the value of Pocket’s net interest in STX Wireless at any period, the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. As of December 31, 2010, the Company had recorded accretion charges of $48.1 million to bring the carrying value of Pocket’s membership interests in STX to its currently estimated redemption value of $99.5 million.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket’s membership interests in STX Wireless. Such loans will bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket’s membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap.

The Company is implementing a plan to integrate the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the new joint venture will operate more efficiently. These changes and integrations are expected to occur throughout 2011 and the Company may incur significant restructuring charges to integrate STX Wireless’ network and retail operations during this time period.

Denali and Savary Island Transactions

Cricket service is offered in the upper Midwest by Denali Operations. Denali Operations and its parent company, Denali, are wholly-owned subsidiaries of Cricket. The Company originally acquired an 82.5% non-controlling membership interest in Denali in 2006. Denali was formed as a “very small business” designated entity under FCC regulations and purchased a wireless license in Auction #66 covering the upper Midwest portion of the U.S. On December 27, 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own, for $53.5 million in cash and a five-year $45.5 million promissory note. Interest on the outstanding principal balance of the note varies from year-to-year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket’s obligations under the note are secured on a first-lien basis by certain assets of Savary Island. In connection with the acquisition, Cricket also paid $11 million to the FCC in unjust enrichment payments. As a result of the acquisition, Denali and its subsidiaries became wholly-owned subsidiaries of Cricket.

Immediately prior to the Company’s purchase of the remaining membership interest in Denali, Denali contributed all of its wireless spectrum outside of its Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a “very small business” designated entity under FCC regulations. Ring Island Wireless, LLC (“Ring Island”) contributed $5.1 million of cash to Savary Island in

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange for a 15% controlling membership interest. Under the amended and restated limited liability company agreement of Savary Island, Ring Island has the right to put its entire membership interest in Savary Island to Cricket as early as mid-2012 (based on current FCC rules). Savary Island has guaranteed Cricket’s put obligations under the Savary Island LLC Agreement, which guaranty is secured on a first-lien basis by certain assets of Savary Island. At the closing, Savary Island entered into a management services agreement with Cricket, pursuant to which Cricket provides management services to Savary Island in exchange for a management fee.

Cricket and Denali were parties to a Credit Agreement, dated as of July 13, 2006, as amended (the “Denali Credit Agreement”), pursuant to which Cricket made loans to Denali to fund a portion of the costs of the acquisition of the AWS license it acquired in Auction #66 and to fund a portion of the costs of the construction and operation of the wireless network using such license. As of September 30, 2010, borrowings under the Denali Credit Agreement totaled $542.9 million (excluding accrued interest). In connection with the contribution of assets by Denali described above, Savary Island agreed to assume $211.6 million of the outstanding loans owed to Cricket. Effective as of Cricket’s consummation of the acquisition of the remaining membership interest in Denali, the Denali Credit Agreement and all related loan and security documents were terminated and all remaining indebtedness including accrued interest thereunder (other than indebtedness assumed by Savary Island discussed below) was cancelled.

Pursuant to the authoritative accounting guidance for non-controlling interests and variable interest entities, the Company is deemed to maintain “control” of Savary Island for accounting purposes through its 85% non-controlling membership interest. At formation, the net equity in Savary Island was comprised of $156.1 million representing the carrying value of wireless licenses contributed by Denali and $211.6 million of loans owed by Denali to Cricket that were assumed by Savary Island, plus $5.1 million in cash contributed by Ring Island. The Company recorded a redeemable non-controlling interest representing Ring Island’s 15% proportionate share of the net equity in Savary Island, which at the time of formation, resulted in a deficit balance of approximately $7.6 million, in mezzanine equity as a component of redeemable non-controlling interest. Additionally, at the time of formation, the Company recorded a pre-tax gain of approximately $12.7 million, which effectively arose from the requirement to adjust the value of Ring Island’s controlling membership interest from its initial $5.1 million cash contribution to its proportionate share of Savary Island’s net equity, or the initial value of the redeemable non-controlling interest, a deficit of $7.6 million. Since the Company is deemed to maintain “control” for accounting purposes over the Savary Island venture through its 85% non-controlling membership interest, the gain was recorded to additional paid-in capital.

Under the Savary Island LLC Agreement, Ring Island has the option to put its entire controlling membership interest in Savary Island to Cricket during the 30-day period commencing on the earlier to occur of May 1, 2012 (based on current FCC rules) and the date of a sale of all or substantially all of the assets, or the liquidation, of Savary Island, and during any 30-day period commencing after a breach by Cricket of its obligation to pay spectrum lease fees or fund working capital loans under the Savary Island Credit Agreement (see below) which breach has continued for 120 days after written notice of breach. The purchase price for such sale is an amount equal to Ring Island’s equity contributions to Savary Island less any optional distributions made pursuant to the Savary Island LLC Agreement, plus $150,000 if the sale is consummated prior to May 1, 2017 without incurring any unjust enrichment payments. If the put option is exercised, the consummation of the sale will be subject to FCC approval. The Company has recorded this obligation to purchase Ring Island’s controlling membership interest in Savary Island as a component of redeemable non-controlling interest in the consolidated balance sheets. As of December 31, 2010, this non-controlling interest had a carrying value of $5.3 million. Under the Savary Island LLC Agreement, Savary Island is also required to make monthly mandatory distributions to Ring Island.

To the extent the redemption price for Ring Island’s controlling membership interest exceeds the value of Ring Island’s net interest in Savary Island at any period, the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. Accordingly, the Company recorded a $12.8 million adjustment to accrete the value of such interest to its redemption value. The Company has recorded the obligation to purchase all of Ring Island’s membership interest in Savary Island as a component of redeemable

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-controlling interests in the consolidated balance sheets. As of December 31, 2010, this redeemable non-controlling interest had a carrying value of $5.3 million.

In connection with Savary Island’s assumption of $211.6 million of the outstanding loans owed to Cricket under the Denali senior secured credit agreement, Cricket, Savary Island and Savary Island’s existing wholly-owned subsidiaries entered into an amended and restated senior secured credit agreement, dated as of December 27, 2010 (the “Savary Island Credit Agreement”) to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an incremental $5.0 million to fund its working capital needs. As of December 31, 2010, borrowings under the Savary Island Credit Agreement totaled $211.6 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Other Acquisitions and Agreements

On December 14, 2010, the Company and a subsidiary of AT&T, Inc. (“AT&T”) completed the sale by AT&T to the Company of a wireless license for an additional 10 MHz of spectrum in Corpus Christi, Texas for $4.0 million, and the sale by the Company to AT&T of wireless licenses for an additional 10 MHz of spectrum covering portions of North Carolina, Kentucky, New York and Colorado for an aggregate of $4.0 million. The Company has recorded a loss on the sale transaction of $0.2 million for the year ended December 31, 2010. Immediately following the closing of the acquisition of the Corpus Christi, Texas spectrum, the Company sold the spectrum to STX Wireless for $4.0 million.

On March 30, 2010, Cricket acquired an additional 23.9% membership interest in LCW Wireless from CSM Wireless, LLC (“CSM”) following CSM’s exercise of its option to sell its interest in LCW Wireless to Cricket for $21.0 million, which increased Cricket’s non-controlling membership interest in LCW Wireless to 94.6%. On August 25, 2010, Cricket acquired the remaining 5.4% of the membership interests in LCW Wireless following the exercise by WLPCS Management, LLC of its option to sell its entire controlling membership interest in LCW Wireless to Cricket for $3.2 million and the exercise by Cricket of its option to acquire all of the membership interests held by employees of LCW Wireless. As a result of these acquisitions, LCW Wireless and its subsidiaries became wholly-owned subsidiaries of Cricket.

On January 8, 2010, the Company contributed certain non-operating wireless licenses in West Texas with a carrying value of approximately $2.4 million to a regional wireless service provider in exchange for a 6.6% ownership interest in the company.

On June 19, 2009, the Company completed its purchase of an additional 10 MHz of spectrum in St. Louis for $27.2 million.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licenses transferred to MetroPCS under the spectrum exchange agreement were $45.6 million, and the Company recognized a net gain of approximately $4.4 million upon the closing of the transaction.

Wholesale Agreement

On August 2, 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel which permits the Company to offer Cricket wireless services outside the Company’s current wireless footprint using Sprint’s network.

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

In the event Leap is involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS), either Sprint or the Company (or its successor in interest) may terminate the agreement within 60 days following the closing of such a transaction. In connection with any such termination, the Company (or its successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, beginning at 40% for any such agreement entered into in or before 2011, 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

In the event that Leap is involved in a change-of-control transaction with MetroPCS during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum revenue commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof.

In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint’s successor-in-interest.

Note 8.	Arrangements with Variable Interest Entities and Joint Ventures

On January 1, 2009, the Company adopted the provisions of the authoritative guidance for non-controlling interests. The guidance changed the accounting treatment and classification with respect to certain ownership interests held by the Company, at that time, in LCW Wireless and Denali. As a result of the adoption of the guidance, the Company did not allocate losses to certain of its minority partners, but rather recorded accretion (or mark-to-market) charges to bring its minority partners’ interests to their estimated redemption values at each reporting period. In addition, the Company classified these accretion charges as a component of consolidated net income (loss) available to its common stockholders rather than as a component of net income (loss). Although the accounting treatment for certain of these interests has been modified, the Company continued to classify these non-controlling interests in the mezzanine section of the consolidated balance sheets in accordance with the authoritative guidance for distinguishing liabilities from equity. The cumulative impact to the Company’s consolidated financial statements as a result of the adoption of the guidance for non-controlling interests resulted in a $9.2 million reduction to stockholders equity, a $5.8 million reduction to deferred tax liabilities

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a $15.0 million increase to redeemable non-controlling interests (formerly referred to as minority interests) as of December 31, 2008. The Company has retrospectively applied the guidance for non-controlling interests to all prior periods presented.

Prior to the acquisition by the Company of all of the remaining membership interests in LCW Wireless and Denali on August 25, 2010 and December 27, 2010, respectively, the Company consolidated its interests in these ventures (along with their wholly-owned subsidiaries), in accordance with the authoritative guidance for consolidation of variable interest entities.

As described in Note 3, the Company consolidates its non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island is a variable interest entity and the Company has entered into an agreement with Savary Island’s other member which establishes a specified purchase price in the event that exercises its right to sell its membership interest to the Company. Also, as described in Note 3, the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions are eliminated in the consolidated financial statements.

The aggregate carrying amount and classification of the significant assets and liabilities of the Company’s variable interest entities, excluding intercompany accounts and transactions, as of December 31, 2010 (with respect to Savary Island) and December 31, 2009 (with respect to LCW Wireless and Denali), are presented in the following table below (in thousands):

	Year Ended
	December 31,
	2010	2009

Assets
Cash and cash equivalents	$5,250	$14,099
Short-term investments	—	2,731
Inventories	—	5,029
Property and equipment, net	—	267,194
Wireless licenses	156,055	333,910
Liabilities
Accounts payable and accrued liabilities	$—	$6,850
Current maturities of long-term debt	—	8,000
Other current liabilities	—	18,803
Long-term debt	—	10,096
Other long-term liabilities	—	9,463

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Values of Redeemable Non-controlling Interests

The following table provides a summary of the changes in the values of the Company’s redeemable non-controlling interests (in thousands):

	Year Ended December 31,
	2010	2009	2008

Beginning balance	$71,632	$71,879	$61,868
Purchases of membership units of non-controlling interests	(123,163)	—	—
Non-controlling interest contributions	43,902	—	1,423
Accretion of redeemable non-controlling interests, before tax	108,030	(247)	8,588
Other	4,387	—	—

Ending balance	$104,788	$71,632	$71,879

Note 9.	Long-Term Debt

Long-term debt as of December 31, 2010 and 2009 was comprised of the following (in thousands):

	As of December 31,
	2010	2009

Unsecured senior notes due 2014 and 2015	$300,000	$1,400,000
Unamortized premium on $350 million unsecured senior notes due 2014	—	15,111
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(34,962)	(39,889)
Convertible senior notes due 2014	250,000	250,000
Unsecured senior notes due 2020	1,200,000	—
Unamortized discount on $1,200 million unsecured senior notes due 2020	(19,968)	—
Non-negotiable promissory note due 2015	45,500	—
Term loans under LCW senior secured credit agreement	—	18,096

	2,840,570	2,743,318
Current maturities of long-term debt	(8,500)	(8,000)

	$2,832,070	$2,735,318

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On November 4, 2010, the Company launched a tender offer to purchase, for cash, any and all of its $1,100 million in aggregate principal amount of outstanding 9.375% senior notes due 2014. Concurrently with the tender offer, the Company also solicited consents from the holders of the notes to eliminate certain covenants in and amend certain provisions of the indenture governing the notes. The Company accepted tenders on November 19, 2010 and December 6, 2010 for approximately $915.8 million in aggregate principal amount of the notes in connection with the tender offer. The holders of the accepted notes received total consideration of $1,050.63 per $1,000 principal amount of notes tendered prior to the early settlement date, which included a $20 consent payment per $1,000 principal amount of notes tendered, and $1,030.63 per $1,000 principal amount of notes tendered thereafter. The total cash payment to purchase the tendered notes, including accrued and unpaid interest up to, but

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluding, the applicable date of purchase, was approximately $996.5 million, which the Company obtained from the issuance of $1,200 million of unsecured senior notes on November 19, 2010, as discussed below.

On December 20, 2010, the Company completed the redemption of all of the remaining 9.375% senior notes due 2014 pursuant to the optional redemption provisions of the notes at a price of 104.688% of the principal amount of outstanding notes, plus accrued and unpaid interest to, but not including, the redemption date. The total cash payment for the redemption was approximately $195.1 million. In connection with the completion of the redemption, the indenture governing the notes was satisfied and discharged in accordance with its terms.

As a result of the repurchase and redemption of the notes, the Company recognized a $54.5 million loss on extinguishment of debt during the year ended December 31, 2010, which was comprised of $46.6 million of tender offer consideration (including $18.3 million in consent payments), $1.1 million of dealer manager fees, $8.6 million of redemption premium, $10.7 million of unamortized debt issuance costs and $0.2 million in related professional fees, net of $12.7 million of unamortized premium.

Unsecured Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the Securities and Exchange Commission (“SEC”). In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes were all treated as a single class and had identical terms. The $20.1 million premium that the Company received in connection with the issuance of the second tranche of notes had been recorded in long-term debt in the consolidated financial statements and was amortized as a reduction to interest expense over the term of the notes. As described above, in the fourth quarter of 2010, using the proceeds of the issuance of $1,200 million of unsecured senior notes, the Company repurchased and redeemed all of the outstanding notes.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness for borrowed money of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including Denali, LCW Wireless, and STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Negotiable Promissory Note Due 2015

As part of the purchase price for the Company’s acquisition of the remaining 17.5% controlling membership interest in Denali that the Company did not previously own, the Company issued a five-year $45.5 million promissory note in favor of the former holder of such controlling membership interest on December 27, 2010, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year-to-year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket’s obligations under the note are secured on a first-lien basis by certain assets of Savary Island.

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2010, the effective interest rate on the notes was 8.0%, which included the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in November 2009. The notes are guaranteed on a senior secured basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees any indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ senior secured obligations and are equal in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated indebtedness.

The notes and the guarantees are effectively senior to all of Leap’s, Cricket’s and the guarantors’ existing and future unsecured indebtedness (including Cricket’s $1.5 billion aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap’s $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the senior secured notes and the guarantees.

The notes and the guarantees are secured on a pari passu basis with all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 3.0 times Leap’s consolidated cash flow (excluding the consolidated cash flow of Denali, LCW Wireless, Savary Island and STX Wireless) for the prior four fiscal quarters through December 31, 2010, and stepping down to 2.5 times such consolidated cash flow for any such debt incurred after December 31, 2011.

The notes and the guarantees are effectively junior to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap’s consolidated cash flow (excluding the consolidated cash flow of Denali, LCW Wireless, Savary Island and STX Wireless) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including Denali, LCW Wireless and STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

Prior to May 15, 2012, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to May 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at May 15, 2012 plus (2) all remaining required interest payments due on such notes through May 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after May 15, 2012, at a redemption price of 105.813%, 103.875% and 101.938% of the principal amount thereof if redeemed during the twelve months beginning on May 15, 2012, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on May 15, 2015 or thereafter, plus accrued and unpaid interest, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon to the repurchase date.

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2010, the effective interest rate on the notes was 7.9%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments will commence in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantee indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured notes described above, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including Denali, LCW Wireless and STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to October 15, 2013, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.75% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to October 15, 2015, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at October 15, 2015 plus (2) all remaining required interest payments due on such notes through October 15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after October 15, 2015, at a redemption price of 103.875%, 102.583% and 101.292% of the principal amount thereof if redeemed during the twelve months beginning on October 15, 2015, 2016 and 2017, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on October 15, 2018 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

In connection with the private placement of the notes, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed, under certain circumstances, to use reasonable best efforts to offer registered notes in exchange for the notes or to cause a shelf registration statement covering the resale of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations were not performed. The Company filed a Registration Statement on Form S-4 with the SEC on December 3, 2010 pursuant to this registration rights agreement, the registration statement was declared effective on December 15, 2010 and the exchange offer was consummated on January 21, 2011. Accordingly, the Company has no further obligation to pay additional interest on the notes.

LCW Operations Senior Secured Credit Agreement

As of September 30, 2010, LCW Operations had a senior secured credit agreement, as amended, consisting of two term loans with an aggregate outstanding principal amount of approximately $12.1 million. On October 28, 2010, LCW Operations repaid all amounts outstanding under the senior secured credit agreement, and the agreement was terminated.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of Long-Term Debt Obligations

The aggregate maturities of the Company’s long-term debt obligations, excluding the effects of discount accretion on its $1,100 million of 7.75% senior secured notes due 2016 and its $1,200 million of 7.75% unsecured senior notes due 2020, are as follows (in thousands):

Years Ended December 31:

2011	$8,500
2012	8,500
2013	8,500
2014	258,500
2015	311,500
Thereafter	2,300,000

$2,895,500

Note 10.	Income Taxes

The components of the Company’s income tax provision are summarized as follows (in thousands):

	December 31,
	2010	2009	2008

Current provision:
Federal	$—	$—	$—
State	3,250	2,445	2,660

	3,250	2,445	2,660

Deferred provision:
Federal	35,337	36,537	32,415
State	3,926	1,627	3,895

	39,263	38,164	36,310

	$42,513	$40,609	$38,970

A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the consolidated statements of operations is summarized as follows (in thousands):

	December 31,
	2010	2009	2008

Amounts computed at statutory federal rate	$(259,890)	$(69,073)	$(38,217)
Non-deductible expenses	716	865	2,474
State income tax expense, net of federal income tax impact	6,019	3,218	5,603
Net tax expense related to ventures	18,352	1,384	2,375
Non-deductible goodwill impairment	125,164	—	—
Change in valuation allowance	152,152	104,215	66,735

	$42,513	$40,609	$38,970

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$794,601	$559,912
Wireless licenses	26,750	33,780
Capital loss carryforwards	3,045	1,510
Reserves and allowances	12,329	16,006
Share-based compensation	38,086	31,053
Deferred charges	46,329	39,583
Investments and deferred tax on unrealized losses	—	9,669
Intangible Assets	10,982	—
Goodwill	43,792	—
Other	5,317	7,630

Gross deferred tax assets	981,231	699,143
Deferred tax liabilities:
Intangible assets	—	(12,903)
Property and equipment	(265,737)	(151,868)
Other	(5,032)	(513)

Net deferred tax assets	710,462	533,859
Valuation allowance	(708,479)	(531,826)
Other deferred tax liabilities:
Wireless licenses	(279,327)	(236,409)
Goodwill	—	(13,540)
Investment in joint ventures	(10,608)	(6,398)

Net deferred tax liabilities	$(287,952)	$(254,314)

Deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	As of December 31,
	2010	2009

Current deferred tax assets (included in other current assets)	$7,751	$5,198
Long-term deferred tax liabilities	(295,703)	(259,512)

	$(287,952)	$(254,314)

Except with respect to the $2.0 million TMT credit outstanding as of December 31, 2010 and 2009, the Company established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company’s historical operating losses. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period. Since it has recorded a valuation allowance against the majority of its deferred tax assets, the Company carries a net deferred tax liability on its balance sheet. During the year ended December 31, 2010, the Company recorded a $176.7 million increase to its valuation allowance, which primarily consisted of $152.2 million and $13.3 million related to the impact of 2010

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal and state taxable losses, respectively. During the year ended December 31, 2009, the Company recorded a $117.8 million increase to its valuation allowance, which primarily consisted of $104.2 million and $8.5 million related to the impact of 2009 federal and state taxable losses, respectively.

At December 31, 2010, the Company estimated it had federal and state NOL carryforwards of approximately $2.1 billion (which begin to expire in 2022 for federal income tax purposes and of which $0.3 million will expire at the end of 2011 for state income tax purposes) In addition, the Company had federal capital loss carryforwards of approximately $8.0 million (which begin to expire in 2012). Included in the Company’s federal and state net operating loss carryforwards are $24.1 million of losses which, when utilized, will increase additional paid-in capital by approximately $9.2 million.

In accordance with the authoritative guidance for business combinations, which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

Note 11.	Stockholders’ Equity

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

Note 12.	Share-based Compensation

The Company allows for the grant of stock options, restricted stock awards and deferred stock units to employees, independent directors and consultants under its 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”) and its 2009 Employment Inducement Equity Incentive Plan (the “2009 Plan”). As of December 31, 2010, a total of 9,700,000 aggregate shares of common stock were reserved for issuance under the 2004 Plan and 2009 Plan, of which 813,459 shares of common stock were available for future awards. Certain of the Company’s stock options and restricted stock awards include both a service condition and a performance condition that relates only to the timing of vesting. These stock options and restricted stock awards generally vest in full four to five years from the grant date. These awards also provide for the possibility of annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified performance conditions. In addition, the Company has granted stock options and restricted stock awards that vest periodically over a fixed term, usually four years. These awards do not contain any performance conditions. Share-based awards also generally provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan and the 2009 Plan) and, in some cases, if additional conditions are met. The stock options are exercisable for up to ten years from the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. No share-based compensation expense has been capitalized as part of inventory or fixed assets.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The estimated fair value of the Company’s stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2010 and 2009 was $7.14 and $14.83 per share, respectively, which was estimated using the following weighted-average assumptions:

	As of December 31,
	2010	2009

Expected volatility	60%	54%
Expected term (in years)	5.75	5.75
Risk-free interest rate	1.89%	2.15%
Expected dividend yield	—	—

The determination of the fair value of stock options using an option valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. Through June 30, 2010, the volatility assumption was based on a combination of the historical volatility of the Company’s common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies were used in conjunction with the Company’s historical volatility because of the lack of sufficient relevant history for the Company’s common stock equal to the expected term. Commencing July 1, 2010, the Company determined it had sufficient relevant history and thus began using its historical volatility. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates at the end of the period in which the grant occurred appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option award activity as of and for the years ended December 31, 2010 and 2009 is as follows (in thousands, except per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price per	Term	Aggregate
	Shares	Share	(In years)	Intrinsic Value

Options outstanding at December 31, 2008	4,408	$45.48	8.04	$679

Options exercisable at December 31, 2008	1,004	$34.44	6.61	$213

Options granted	791	$28.74
Options forfeited	(228)	44.30
Options exercised	(35)	28.38

Options outstanding at December 31, 2009	4,936	$42.97	7.08	$247

Options exercisable at December 31, 2009	1,596	$40.15	6.16	$—

Options granted	291	$12.88
Options forfeited	(596)	45.72
Options exercised	—	—

Options outstanding at December 31, 2010	4,631	$40.73	5.94	$137

Options exercisable at December 31, 2010	2,308	$38.98	5.07	$.03

As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2010, total unrecognized compensation cost related to unvested stock options was $24.9 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Upon option exercise, the Company issues new shares of common stock. No options were exercised during the year ended December 31, 2010. Cash received from stock option exercises was $1.0 million during the year ended December 31, 2009. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a valuation allowance on its deferred tax assets, as more fully described in Note 10.

Restricted Stock

Under guidance for share-based payments, the fair value of the Company’s restricted stock awards is based on the grant date fair value of the Company’s common stock. Prior to 2009, all restricted stock awards were granted with a purchase price of $0.0001 per share. During 2009 and 2010, all restricted stock awards were granted with no purchase price. The weighted-average grant date fair value of the restricted stock awards was $28.54 and $41.17 per share during the years ended December 31, 2010 and 2009, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted stock award activity as of and for the years ended December 31, 2010 and 2009 is as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Restricted stock awards outstanding at December 31, 2008	1,377	48.60
Shares issued	627	27.76
Shares forfeited	(98)	43.46
Shares vested	(175)	50.33

Restricted stock awards outstanding at December 31, 2009	1,731	$41.17

Shares issued	982	15.27
Shares forfeited	(201)	38.90
Shares vested	(394)	45.69

Restricted stock awards outstanding at December 31, 2010	2,118	$28.54

The following table summarizes information about restricted stock awards that vested during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Fair value on vesting date of vested restricted stock awards	$4,965	$3,912	$24,104

At December 31, 2010, total unrecognized compensation cost related to unvested restricted stock awards was $31.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The terms of the restricted stock grant agreements allow the Company to repurchase unvested shares at the option, but not the obligation, of the Company for a period of sixty days, commencing ninety days after the employee has a termination event. If the Company elects to repurchase all or any portion of the unvested shares, it may do so at the original purchase price per share.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock were reserved for issuance under the ESP Plan, and a total of 368,147 shares remained available for issuance under the ESP Plan as of December 31, 2010. The most recent offering period under the ESP Plan was from July 1, 2010 through December 31, 2010.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Share-based Compensation Expense

Total share-based compensation expense related to all of the Company’s share-based awards for the years ended December 31, 2010, 2009 and 2008 was allocated as follows (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008

Cost of service	$3,673	$3,546	$3,060
Selling and marketing expenses	5,781	6,264	4,580
General and administrative expenses	27,155	32,903	27,575

Share-based compensation expense	$36,609	$42,713	$35,215

Share-based compensation expense per share:
Basic	$0.48	$0.59	$0.52

Diluted	$0.48	$0.59	$0.52

Note 13.	Employee Savings and Retirement Plan

The Company’s 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contributions were approximately $5.4 million, $4.8 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 14.	Commitments and Contingencies

As more fully described below, the Company is involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, securities, commercial, consumer and business practices and other matters. Due in part to the growth and expansion of its business operations, the Company has become subject to increased amounts of litigation, including disputes alleging intellectual property infringement.

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

Patent Litigation

Freedom Wireless

On November 2, 2010, a matter between Freedom Wireless, Inc. (“Freedom Wireless”) and, the Company was dismissed with prejudice following the parties’ entry on July 23, 2010 into a license agreement covering the patents at issue in the matter. The Company was sued by Freedom Wireless, Inc. on December 10, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleged that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint sought unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that the Company’s Cricket unlimited voice service, in addition to its Jump® Mobile and Cricket by Weektm services, infringes claims under the patents at issue.

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

Securities and Derivative Litigation

Leap was a nominal defendant in two shareholder derivative suits and a consolidated securities class action lawsuit. As indicated further below, each of these matters settled and the settlements received final court approval.

The two shareholder derivative suits purported to assert claims on behalf of Leap against certain of its current and former directors and officers. One of the shareholder derivative lawsuits was filed in the California Superior Court for the County of San Diego on November 13, 2007 and the other shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California on February 7, 2008. The state action was stayed on August 22, 2008 pending resolution of the federal action. The plaintiff in the federal action asserted, among other things, claims for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and proxy violations based on the November 9, 2007 announcement that the Company was restating certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unsolicited merger proposal from MetroPCS and claims alleging illegal insider trading by certain of the individual defendants. Leap and the individual defendants filed motions to dismiss the federal action, and on September 29, 2009, the district court granted Leap’s motion to dismiss the derivative complaint for failure to plead that a pre-suit demand on Leap’s board was excused.

The parties in the federal action executed a stipulation of settlement dated May 14, 2010 to resolve both the federal and state derivative suits. The settlement was subject to final court approval, among other conditions. On September 20, 2010, the district court held a final fairness hearing to approve the settlement, and on September 22, 2010 the district court granted final approval of the settlement resulting in a release of the alleged claims against the individual defendants and their related persons. On September 22, 2010 a judgment was issued in the federal case, and on October 7, 2010 a dismissal with prejudice was entered in the state case. The settlement was based upon the Company’s agreement to adopt and implement and/or continue to implement or observe various operational and corporate governance measures, and to fund, through its insurance carriers, an award of attorney fees to plaintiffs’ counsel. The individual defendants denied liability and wrongdoing of any kind with respect to the claims made in the derivative suits and made no admission of any wrongdoing in connection with the settlement.

Leap and certain current and former officers and directors, and Leap’s independent registered public accounting firm, PricewaterhouseCoopers LLP, also were named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California which consolidated several securities class action lawsuits initially filed between September 2007 and January 2008. Plaintiffs alleged that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The consolidated complaint alleged that the defendants made false and misleading statements about Leap’s internal controls, business and financial results, and customer count metrics. The claims were based primarily on the November 9, 2007 announcement that the Company was restating certain of its financial statements and statements made in its August 7, 2007 second quarter 2007 earnings release. The lawsuit sought, among other relief, a determination that the alleged claims could be asserted on a class-wide basis and unspecified damages and attorney fees and costs. On January 9, 2009, the federal court granted defendants’ motions to dismiss the complaint for failure to state a claim. On February 23, 2009, defendants were served with an amended complaint which did not name PricewaterhouseCoopers LLP or any of Leap’s outside directors. Leap and the remaining individual defendants moved to dismiss the amended complaint.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Litigation, Claims and Disputes

In addition to the matters described above, the Company is often involved in certain other matters which generally arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to the Company, none of these other matters is expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Device Purchase Agreements

The Company has entered into agreements with various suppliers for the purchase of wireless devices. These agreements require the Company to purchase specified quantities of devices based on minimum commitment levels through July 2012. The total aggregate commitments outstanding under these agreements were approximately $218.1 million as of December 31, 2010.

Capital and Operating Leases

The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, and sites for towers, equipment and antennae required for the operation of its wireless network. These leases typically include renewal options and escalation clauses, some of which escalation clauses are based on the consumer price index. In general, site leases have five- to ten-year initial terms with four five-year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, and future minimum capital lease payments in effect at December 31, 2010 (in thousands):

	Capital	Operating
Years Ended December 31:	Leases	Leases

2011	$2,466	$251,556
2012	2,466	248,200
2013	2,466	248,218
2014	2,466	246,857
2015	1,521	237,843
Thereafter	5	514,000

Total minimum lease payments	$11,390	$1,746,674

Less amount representing interest	(1,083)

Present value of minimum lease payments	$10,307

Outstanding Letters of Credit and Surety Bonds

As of December 31, 2010 and 2009, the Company had approximately $10.5 million of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. The

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted cash collateralizing the letters of credit outstanding is reported in both restricted cash, cash equivalents and short-term investments and other long-term assets in the consolidated balance sheets.

As of December 31, 2010 and 2009, the Company had approximately $5.0 million and $5.5 million, respectively, of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

Note 15.	Guarantor Financial Information

The $2,600 million of senior notes issued by Cricket (the “Issuing Subsidiary”) are comprised of $300 million of unsecured senior notes due 2015, $1,100 million of senior secured notes due 2016 and $1,200 million of unsecured senior notes due 2020. The notes are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and Cricket License Company, LLC, a wholly-owned subsidiary of Cricket (the “Guarantor Subsidiary”).

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2010 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$85	$230,775	$—	$119,930	$—	$350,790
Short-term investments	—	68,367	—	—	—	68,367
Inventories	—	95,597	—	8,644	—	104,241
Deferred charges	—	47,175	—	168	—	47,343
Other current assets	2,261	78,443	—	10,606	(300)	91,010

Total current assets	2,346	520,357	—	139,348	(300)	661,751
Property and equipment, net	—	1,717,091	—	319,554	—	2,036,645
Investments in and advances to affiliates and consolidated subsidiaries	1,200,613	2,503,162	47,069	—	(3,750,844)	—
Wireless licenses	—	—	1,551,533	416,542	—	1,968,075
Goodwill	—	10,680	—	20,414	—	31,094
Intangible assets, net	—	20,455	—	44,388	—	64,843
Other assets	5,315	64,663	—	2,437	—	72,415

Total assets	$1,208,274	$4,836,408	$1,598,602	$942,683	$(3,751,144)	$4,834,823

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$79	$326,885	$—	$19,905	$—	$346,869
Current maturities of long-term debt	—	8,500	—	5,101	(5,101)	8,500
Intercompany payables	41,734	300,751	—	72,776	(415,261)	—
Other current liabilities	5,179	178,325	—	37,873	(300)	221,077

Total current liabilities	46,992	814,461	—	135,655	(420,662)	576,446
Long-term debt, net	250,000	2,582,070	—	211,875	(211,875)	2,832,070
Deferred tax liabilities	—	295,703	—	—	—	295,703
Other long-term liabilities	—	97,704	—	16,830	—	114,534

Total liabilities	296,992	3,789,938	—	364,360	(632,537)	3,818,753
Redeemable non-controlling interests	—	99,538	—	5,250	—	104,788
Stockholders’ equity	911,282	946,932	1,598,602	573,073	(3,118,607)	911,282

Total liabilities and stockholders’ equity	$1,208,274	$4,836,408	$1,598,602	$942,683	$(3,751,144)	$4,834,823

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2009 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$66	$160,834	$—	$14,099	$—	$174,999
Short-term investments	—	386,423	—	2,731	—	389,154
Inventories	—	102,883	—	5,029	—	107,912
Deferred charges	—	38,872	—	—	—	38,872
Other current assets	2,314	74,660	—	5,363	493	82,830

Total current assets	2,380	763,672	—	27,222	493	793,767
Property and equipment, net	2	1,853,898	—	267,194	—	2,121,094
Investments in and advances to affiliates and consolidated subsidiaries	1,965,842	2,233,669	86,405	7,381	(4,293,297)	—
Wireless licenses	—	7,889	1,580,174	333,910	—	1,921,973
Assets held for sale	—	—	2,381	—	—	2,381
Goodwill	—	430,101	—	—	—	430,101
Intangible assets, net	—	24,535	—	—	—	24,535
Other assets	6,663	74,558	—	2,409	—	83,630

Total assets	$1,974,887	$5,388,322	$1,668,960	$638,116	$(4,292,804)	$5,377,481

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$16	$303,520	$—	$6,850	$—	$310,386
Current maturities of long-term debt	—	—	—	8,000	—	8,000
Intercompany payables	29,194	347,468	—	19,416	(396,078)	—
Other current liabilities	5,147	176,228	—	20,537	495	202,407

Total current liabilities	34,357	827,216	—	54,803	(395,583)	520,793
Long-term debt, net	250,000	2,475,222	—	714,640	(704,544)	2,735,318
Deferred tax liabilities	—	259,512	—	—	—	259,512
Other long-term liabilities	—	90,233	—	9,463	—	99,696

Total liabilities	284,357	3,652,183	—	778,906	(1,100,127)	3,615,319
Redeemable non-controlling interests	—	23,981	—	47,651	—	71,632
Stockholders’ equity	1,690,530	1,712,158	1,668,960	(188,441)	(3,192,677)	1,690,530

Total liabilities and stockholders’ equity	$1,974,887	$5,388,322	$1,668,960	$638,116	$(4,292,804)	$5,377,481

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2010 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,187,512	$—	$295,025	$64	$2,482,601
Equipment revenues	—	188,248	—	26,354	—	214,602
Other revenues	—	3,421	91,477	2,661	(97,559)	—

Total revenues	—	2,379,181	91,477	324,040	(97,495)	2,697,203

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	827,428	—	107,279	(94,072)	840,635
Cost of equipment	—	505,906	—	86,088	—	591,994
Selling and marketing	—	351,524	—	62,794	—	414,318
General and administrative	12,673	319,435	691	32,195	(3,423)	361,571
Depreciation and amortization	—	400,381	—	56,654	—	457,035
Impairment of assets	—	476,024	766	537	—	477,327

Total operating expenses	12,673	2,880,698	1,457	345,547	(97,495)	3,142,880
Loss on sale or disposal of assets, net	—	(3,938)	(170)	(953)	—	(5,061)

Operating income (loss)	(12,673)	(505,455)	89,850	(22,460)	—	(450,738)
Equity in net loss of consolidated subsidiaries	(870,930)	(98,686)	—	—	969,616	—
Equity in net income (loss) of investees	—	1,912	—	—	—	1,912
Interest income	24,250	106,989	—	900	(131,129)	1,010
Interest expense	(12,600)	(254,711)	—	(107,195)	131,129	(243,377)
Other income (expense), net	—	3,209	—	—	—	3,209
Loss on extinguishment of debt	—	(54,558)	—	—	—	(54,558)

Loss before income taxes	(871,953)	(801,300)	89,850	(128,755)	969,616	(742,542)
Income tax expense	—	(42,513)	—	—	—	(42,513)

Net loss	(871,953)	(843,813)	89,850	(128,755)	969,616	(785,055)
Accretion of redeemable non-controlling interests, net of tax	—	(27,117)	—	(59,781)	—	(86,898)

Net loss attributable to common stockholders	$(871,953)	$(870,930)	$89,850	$(188,536)	$969,616	$(871,953)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2009 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,098,448	$—	$143,497	$43	$2,241,988
Equipment revenues	—	220,651	—	18,682	—	239,333
Other revenues	—	7,630	89,022	1,761	(98,413)	—

Total revenues	—	2,326,729	89,022	163,940	(98,370)	2,481,321

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	734,299	—	63,513	(90,647)	707,165
Cost of equipment	—	495,367	—	65,895	—	561,262
Selling and marketing	—	363,321	—	48,243	—	411,564
General and administrative	8,728	314,486	910	42,051	(7,723)	358,452
Depreciation and amortization	—	367,927	—	42,770	—	410,697
Impairment of assets	—	—	639	—	—	639

Total operating expenses	8,728	2,275,400	1,549	262,472	(98,370)	2,449,779
Loss on sale or disposal of assets, net	—	(4,718)	4,426	(126)	—	(418)

Operating income (loss)	(8,728)	46,611	91,899	(98,658)	—	31,124
Equity in net loss of consolidated subsidiaries	(242,607)	(92,552)	—	—	335,159	—
Equity in net income of investees	—	3,946	—	—	—	3,946
Interest income	24,455	88,562	—	2,537	(111,748)	3,806
Interest expense	(12,612)	(225,578)	—	(83,947)	111,748	(210,389)
Other income (expense), net	—	469	—	—	—	469
Loss on extinguishment of debt	—	(26,310)	—	—	—	(26,310)

Loss before income taxes	(239,492)	(204,852)	91,899	(180,068)	335,159	(197,354)
Income tax expense	—	(40,609)	—	—	—	(40,609)

Net loss	(239,492)	(245,461)	91,899	(180,068)	335,159	(237,963)
Accretion of redeemable non-controlling interests, net of tax	—	2,854	—	(4,383)	—	(1,529)

Net loss attributable to common stockholders	$(239,492)	$(242,607)	$91,899	$(184,451)	$335,159	$(239,492)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2008 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,729,187	$—	$52,976	$—	$1,782,163
Equipment revenues	—	245,403	—	4,358	—	249,761
Other revenues	—	66	72,509	—	(72,575)	—

Total revenues	—	1,974,656	72,509	57,334	(72,575)	2,031,924

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	590,120	—	43,381	(72,141)	561,360
Cost of equipment	—	454,620	—	10,802	—	465,422
Selling and marketing	—	271,261	—	23,656	—	294,917
General and administrative	4,821	300,662	905	25,737	(434)	331,691
Depreciation and amortization	27	322,529	—	8,892	—	331,448
Impairment of assets	—	—	177	—	—	177

Total operating expenses	4,848	1,939,192	1,082	112,468	(72,575)	1,985,015
Loss on sale or disposal of assets, net	—	(1,483)	1,274	—	—	(209)

Operating income (loss)	(4,848)	33,981	72,701	(55,134)	—	46,700
Equity in net loss of consolidated subsidiaries	(151,898)	(45,896)	—	—	197,794	—
Equity in net income of investees	—	(298)	—	—	—	(298)
Interest income	12,549	62,456	—	2,512	(62,946)	14,571
Interest expense	(6,371)	(180,604)	—	(34,230)	62,946	(158,259)
Other income (expense), net	367	(7,492)	—	—	—	(7,125)

Loss before income taxes	(150,201)	(137,853)	72,701	(86,852)	197,794	(104,411)
Income tax expense	—	(11,192)	(27,778)	—	—	(38,970)

Net loss	(150,201)	(149,045)	44,923	(86,852)	197,794	(143,381)
Accretion of redeemable non-controlling interests, net of tax	—	(2,853)	—	(3,967)	—	(6,820)

Net loss attributable to common stockholders	$(150,201)	$(151,898)	$44,923	$(90,819)	$197,794	$(150,201)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$19	$198,891	$	$113,518	$(150)	$312,278

Investing activities:
Acquisition of a business	—	(40,730)	—	—	—	(40,730)
Purchases of and change in prepayments for purchases of property and equipment	—	(383,300)	—	(14,182)	—	(397,482)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(9,066)	—	(4,253)	—	(13,319)
Purchases of investments	—	(488,450)	—	—	—	(488,450)
Sales and maturities of investments	—	812,026	—	4,221	—	816,247
Investments in and advances to affiliates and consolidated subsidiaries	(1,535)	327	—	—	1,208	—
Purchase of membership units of equity investment	—	(967)	—	—	—	(967)
Other	—	749	—	—	—	749

Net cash used in investing activities	(1,535)	(109,411)	—	(14,214)	1,208	(123,952)

Financing activities:
Proceeds from issuance of long-term debt	—	1,179,876	—	—	—	1,179,876
Issuance of related party debt	—	(20,000)	—	20,000	—	—
Repayment of long-term debt	—	(1,100,000)	—	(18,096)	—	(1,118,096)
Payment of debt issuance costs	—	(1,308)	—	—	—	(1,308)
Capital contributions, net	—	1,535	—	(327)	(1,208)	—
Purchase of non-controlling interest	—	(77,664)	—	—	—	(77,664)
Non-controlling interest distribution	—	—	—	(150)	150	—
Non-controlling interest contribution	—	—	—	5,100	—	5,100
Proceeds from issuance of common stock	1,535	—	—	—	—	1,535
Other	—	(1,978)	—	—	—	(1,978)

Net cash provided by (used in) financing activities	1,535	(19,539)	—	6,527	(1,058)	(12,535)

Net increase (decrease) in cash and cash equivalents	19	69,941	—	105,831	—	175,791
Cash and cash equivalents at beginning of period	66	160,834	—	14,099	—	174,999

Cash and cash equivalents at end of period	$85	$230,775	$—	$119,930	$—	$350,790

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2009 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$39	$357,564	$	$(73,107)	$(179)	$284,317

Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(648,330)	—	(45,504)	—	(693,834)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(33,807)	—	(1,549)	—	(35,356)
Proceeds from sale of wireless licenses and operating assets	—	2,965	—	—	—	2,965
Purchases of investments	—	(883,173)	—	—	—	(883,173)
Sales and maturities of investments	—	733,268	—	—	—	733,268
Investments in and advances to affiliates and consolidated subsidiaries	(267,105)	—	—	—	267,105	—
Other	—	58	—	280	—	338

Net cash used in investing activities	(267,105)	(829,019)	—	(46,773)	267,105	(875,792)

Financing activities:
Proceeds from issuance of long-term debt	—	1,057,474	—	—	—	1,057,474
Issuance of related party debt	—	(130,000)	—	130,000	—	—
Repayment of long-term debt	—	(877,500)	—	(20,404)	—	(897,904)
Payment of debt issuance costs	—	(16,200)	—	—	—	(16,200)
Capital contributions, net	267,105	267,105	—	—	(267,105)	267,105
Non-controlling interest distribution	—	—	—	(179)	179	—
Other	—	(1,709)	—	—	—	(1,709)

Net cash provided by (used in) financing activities	267,105	299,170	—	109,417	(266,926)	408,766

Net increase (decrease) in cash and cash equivalents	39	(172,285)	—	(10,463)	—	(182,709)
Cash and cash equivalents at beginning of period	27	333,119	—	24,562	—	357,708

Cash and cash equivalents at end of period	$66	$160,834	$—	$14,099	$—	$174,999

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2008 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiary	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$1,033	$355,576	$—	$(5,885)	$(78)	$350,646

Investing activities:
Acquisition of a business, net of cash acquired	—	(31,217)	—	—	—	(31,217)
Purchases of and change in prepayments for purchases of property and equipment	—	(622,008)	—	(179,546)	—	(801,554)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(75,780)	—	(2,671)	—	(78,451)
Return of deposit for wireless licenses	—	70,000	—	—	—	70,000
Purchases of investments	—	(598,015)	—	—	—	(598,015)
Sales and maturities of investments	—	521,168	—	11,300	—	532,468
Investments in and advances to affiliates and consolidated subsidiaries	(7,885)	—	—	—	7,885	—
Purchase of membership units of equity method investment	—	(1,033)	—	—	—	(1,033)
Other	(19)	(2,502)	—	345	—	(2,176)

Net cash used in investing activities	(7,904)	(739,387)	—	(170,572)	7,885	(909,978)

Financing activities:
Proceeds from issuance of long-term debt	242,500	293,250	—	—	—	535,750
Issuance of related party debt	(242,500)	74,025	—	168,475	—	—
Repayment of long-term debt	—	(9,000)	—	(1,500)	—	(10,500)
Payment of debt issuance costs	(1,049)	(6,609)	—	—	—	(7,658)
Capital contributions, net	7,885	7,885	—	—	(7,885)	7,885
Non-controlling interest distribution	—	—	—	(78)	78	—
Other	—	(41,774)	—	—	—	(41,774)

Net cash provided by (used in) financing activities	6,836	317,777	—	166,897	(7,807)	483,703

Net increase (decrease) in cash and cash equivalents	(35)	(66,034)	—	(9,560)	—	(75,629)
Cash and cash equivalents at beginning of period	62	399,153	—	34,122	—	433,337

Cash and cash equivalents at end of period	$27	$333,119	$—	$24,562	$—	$357,708

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2010, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

(b) Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2010.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2011, or the “2011 Proxy Statement,” under the headings “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.leapwireless.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the 2011 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to equity compensation plans (including individual compensation arrangements) under which Leap common stock is authorized for issuance.

			Weighted-average
	Number of securities to be		exercise price of	Number of securities
	issued upon exercise of		outstanding	remaining available for future
	outstanding options		options	issuance under equity
Plan Category	and rights		and rights	compensation plans

Equity compensation plans approved by security holders	4,344,670	(1)(3)	$41.67	1,165,431 (4)
Equity compensation plans not approved by security holders	285,875	(2)(3)	$26.39	16,175

Total	4,630,545		$40.73	1,181,606

(1)	Represents shares reserved for issuance under the 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, or the 2004 Plan, adopted by the compensation committee of our board of directors on December 30, 2004 (as contemplated by our confirmed plan of reorganization) and as amended on March 8, 2007. Stock options granted prior to May 17, 2007 were granted prior to the approval of the 2004 Plan by Leap stockholders. The material features of the 2004 Plan are described in our Definitive Proxy Statement dated April 6, 2007, as filed with the SEC on such date, which description is incorporated herein by reference.

(2)	Represents shares reserved for issuance under the 2009 Employment Inducement Equity Incentive Plan, or the 2009 Inducement Plan, which was adopted in February 2009 without stockholder approval, as permitted under the rules and regulations of the NASDAQ Stock Market. The material features of the 2009 Inducement Plan are described in our Definitive Proxy Statement dated April 10, 2009, as filed with the SEC on such date, which description is incorporated herein by reference. The 2009 Inducement Plan was amended on January 14, 2010 by our Board to increase the number of shares reserved for issuance under the 2009 Inducement Plan by 100,000 shares of Leap common stock.

(3)	Excludes 2,020,605 and 97,950 shares of restricted stock issued under the 2004 Plan and 2009 Inducement Plan, respectively, which are subject to release upon vesting of the shares.

(4)	Consists of 368,147 shares reserved for issuance under the Leap Wireless International, Inc. Employee Stock Purchase Plan, and 797,284 shares reserved for issuance under the 2004 Plan.

The information required by this item relating to beneficial ownership of Leap common stock is incorporated by reference to the 2011 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2011 Proxy Statement under the headings “Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2011 Proxy Statement under the heading “Audit Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1.  Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2010:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.
3.2(2)	Certificate of Designations of Series A Junior Participating Preferred Stock of Leap Wireless International, Inc., filed with the Secretary of State of the State of Delaware on September 14, 2010.
3.3(3)	Amended and Restated Bylaws of Leap Wireless International, Inc.
4.1(1)	Form of Common Stock Certificate.
4.2(2)	Tax Benefit Preservation Plan, dated as of September 13, 2010, between Leap Wireless International, Inc. and Mellon Investor Services LLC, which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.
4.3(4)	Amended and Restated Registration Rights Agreement, dated as of September 3, 2009, by and among Leap, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.
4.4(5)	Indenture, dated as of June 25, 2008, between Cricket Communications, Inc., the Guarantors and Wells Fargo Bank, N.A., as trustee.
4.4.1(5)	Form of 10% Senior Note of Cricket Communications, Inc. due 2015 (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto).
4.5(6)	Indenture, dated as of June 25, 2008, between Leap Wireless International and Wells Fargo Bank, N.A., as trustee.
4.5.1(6)	Form of 4.50% Convertible Senior Note of Leap Wireless International, Inc. due 2014 (attached as Exhibit A to the Indenture filed as Exhibit 4.5 hereto).
4.6(7)	Indenture, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Initial Guarantors (as defined therein) and Wilmington Trust FSB, as trustee.

Exhibit
Number	Description

4.6.1(7)	Form of 7.75% Senior Secured Note of Cricket Communications, Inc. due 2016 (attached as Exhibit A to the Indenture filed as Exhibit 4.6 hereto).
4.7(7)	Security Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as collateral trustee.
4.8(7)	Collateral Trust Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee and collateral trustee.
4.9(7)	Registration Rights Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein), and Goldman, Sachs & Co. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers named therein.
4.10(8)	Indenture, dated as of November 19, 2010, among Cricket Communications, Inc., the Guarantors and Wells Fargo Bank, N.A., as trustee.
4.10.1(8)	Form of 7.75% Senior Note of Cricket Communications, Inc. due 2020 (attached as Exhibit A to the Indenture filed as Exhibit 4.10 hereto).
4.11(8)	Registration Rights Agreement, dated as of November 19, 2010, between Cricket Communications, Inc., the Guarantors and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers.
10.1(9)†	System Equipment Purchase Agreement, dated as of June 11, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Nortel Networks Inc.
10.2(9)†	System Equipment Purchase Agreement, dated as of June 14, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Lucent Technologies, Inc.
10.3(10)†	Amended and Restated System Equipment Purchase Agreement, dated as of May 24, 2007, by and between Cricket Communications, Inc. and Futurewei Technologies, Inc.
10.4(11)†	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.
10.5*	Amended and Restated Credit Agreement, dated as of December 27, 2010, by and among Cricket Communications, Inc., Savary Island Wireless, LLC, Savary Island License A, LLC and Savary Island License B, LLC.
10.6(12)#	Form of Indemnification Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers.
10.7(13)#†	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005.
10.7.1(14)#	First Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of June 17, 2005.
10.7.2(15)#	Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of February 17, 2006.
10.7.3(10)#	Third Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of December 31, 2008.
10.8(16)#	Form of Executive Vice President and Senior Vice President Amended and Restated Severance Benefits Agreement.
10.9(13)#	Employment Offer Letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.
10.9.1(17)#	Retirement and Employment Transition Agreement dated January 17, 2011, between Cricket Communications, Inc. and Albin F. Moschner.
10.10(18)#	Employment Offer Letter dated April 7, 2008, between Cricket Communications, Inc. and Jeffrey E. Nachbor.

Exhibit
Number	Description

10.11(18)#	Employment Offer Letter dated June 2, 2008, between Cricket Communications, Inc. and Walter Z. Berger.
10.12#*	Employment Agreement dated January 1, 2011 between Cricket Communications, Inc. and Robert A. Young.
10.13#*	Employment Offer Letter dated January 4, 2011 between Cricket Communications, Inc. and Raymond J. Roman.
10.14(19)#	Leap Wireless International, Inc. 2004 Stock Option Restricted Stock and Deferred Stock Unit Plan.
10.14.1(20)#	First Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.14.2(9)#	Second Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.14.3(21)	Third Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan
10.14.4(14)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (February 2008 Vesting).
10.14.5(14)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.14.6(15)#	Amendment No. 1 to Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.14.7(15)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.14.8(21)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting).
10.14.9(18)#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Revised May 2008).
10.14.10(15)#†	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of October 26, 2005, between Leap Wireless International, Inc. and Albin F. Moschner.
10.14.11(18)#	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.
10.14.12(14)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (February 2008 Vesting).
10.14.13(14)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.14.14(15)#	Amendment No. 1 to Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.14.15(15)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.14.16(22)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting).
10.14.17(18)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Revised May 2008).
10.14.18(23)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Performance-Vesting Shares for Executives).
10.14.19(23)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Director-Per-Meeting Fees).
10.14.20(15)#†	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of October 26 2005, between Leap Wireless International, Inc. and Albin F. Moschner.

Exhibit
Number	Description

10.14.21(18)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.
10.14.22(19)#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement.
10.14.23(13)#	Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement.
10.14.24(24)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (for Non-Employee Directors).
10.15(25)#	Leap Wireless International, Inc. Executive Incentive Bonus Plan.
10.16(10)#	2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
10.16.1(1)#	First Amendment to the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
10.16.2(10)#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
10.16.3(10)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
10.17(23)#	Form of Executive Cash Retention Agreement.
18*	Preferability Letter from PricewaterhouseCoopers LLP.
21*	Subsidiaries of Leap Wireless International, Inc.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following financial information from the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholder’s Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 1, 2010, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated September 13, 2010, filed with the SEC on September 14, 2010, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated December 2, 2010, filed with the SEC on December 3, 2010, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated September 3, 2009, filed with the SEC on September 4, 2009, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 5, 2009, filed with the SEC on June 8, 2009, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated November 19, 2010, filed with the SEC on November 19, 2010, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on August 9, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed with the SEC on November 3, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated November 2, 2009, filed with the SEC on November 5, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Annual Report on From 10-K for the fiscal year ended December 31, 2004, filed with the SEC on May 16, 2005, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 17, 2005, filed with the SEC on June 23, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 27, 2006, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 17, 2011, filed with the SEC on January 21, 2011, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the SEC on August 7, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated November 2, 2009, filed with the SEC on November 5, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on May 10, 2007, and incorporated herein by reference.

(21)	Filed as Appendix A to Leap’s Definitive Proxy Statement filed with the SEC on April 10, 2009, and incorporated herein by reference.

(22)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by reference.

(23)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 6, 2010, and incorporated herein by reference

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

February 24, 2011
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Chief Executive Officer, President and Director (Principal Executive)	February 24, 2011

/s/ Walter Z. Berger Walter Z. Berger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ Jeffrey E. Nachbor Jeffrey E. Nachbor	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2011

/s/ John H. Chapple John H. Chapple	Director	February 24, 2011

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	February 24, 2011

/s/ Ronald J. Kramer Ronald Kramer	Director	February 24, 2011

/s/ Robert V. LaPenta Robert V. LaPenta	Director	February 24, 2011

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Chairman of the Board and Director	February 24, 2011

/s/ William A. Roper, Jr. William A. Roper, Jr.	Director	February 24, 2011

/s/ Michael B. Targoff Michael B. Targoff	Director	February 24, 2011