Form 10-K/A
period 2010-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2011-04-29
CIK 1065049

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

The number of shares of registrant’s common stock outstanding on April 15, 2011 was 78,653,765.

Documents incorporated by reference: None.

EXPLANATORY NOTE

On February 25, 2011, Leap Wireless International, Inc. (“Leap”) filed its Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), with the Securities and Exchange Commission (the “SEC”).

Pursuant to Instruction G(3) of Form 10-K, this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the 2010 Form 10-K to include the information required by Part III of Form 10-K due to the fact that Leap’s definitive proxy statement for its 2011 annual meeting of stockholders will be filed with the SEC more than 120 days after the end of its 2010 fiscal year.

Through this Amendment No. 1, the following items in the Form 10-K are hereby amended and restated in their entirety:

•	Item 10 (Directors, Executive Officers and Corporate Governance);

•	Item 11 (Executive Compensation);

•	Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters);

•	Item 13 (Certain Relationships and Related Transactions, and Director Independence);

•	Item 14 (Principal Accounting Fees and Services); and

•	Item 15 (Exhibits, Financial Statement Schedules).

Except as set forth in this Amendment No. 1, no other items in the 2010 Form 10-K are being amended hereby. Leap has not undertaken any obligation to update or supplement any other items in the 2010 Form 10-K, including (without limitation) Leap’s consolidated financial statements included therein (the “2010 Financial Statements”), to reflect any events occurring after February 25, 2011 or to modify or update information or disclosures in the 2010 Form 10-K or the 2010 Financial Statements affected by other subsequent events.

As used in this Amendment No. 1, unless the context suggests otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Leap and its subsidiaries and consolidated joint ventures, including Cricket Communications, Inc., or Cricket.

LEAP WIRELESS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K/A

For the Year Ended December 31, 2010

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is biographical information for each of our executive officers and directors.

Our executive officers are appointed by and serve at the direction of our Board of Directors and until their successors have been duly elected and qualified, unless sooner removed by the Board.

Each of our directors is elected on an annual basis to serve until Leap’s next annual meeting of stockholders, in each case until his successor is elected and has qualified, or until such director’s earlier death, resignation or removal. All of our directors bring significant leadership, expertise and diverse backgrounds and perspectives to our Board as a result of their professional experience and service as executives and/or board members of other companies. As part of the biographical information for each of our directors, included below is a description of certain experience, qualifications and skills that contribute to such director’s effectiveness as a director, and to the Board’s effectiveness overall, and that led our Board to conclude that these individuals should serve as our directors.

Name	Age	Position

S. Douglas Hutcheson	55	President, Chief Executive Officer and Director
Walter Z. Berger	55	Executive Vice President and Chief Financial Officer
Raymond J. Roman	44	Executive Vice President and Chief Operating Officer
Robert A. Young	60	Executive Vice President, Field Operations
William D. Ingram	54	Senior Vice President, Strategy
Robert J. Irving, Jr.	55	Senior Vice President, General Counsel and Secretary
Jeffrey E. Nachbor	46	Senior Vice President, Financial Operations and Chief Accounting Officer
Leonard C. Stephens	54	Senior Vice President, Human Resources
Mark H. Rachesky, M.D.	52	Chairman of the Board
John H. Chapple	58	Director
John D. Harkey, Jr.	50	Director
Ronald J. Kramer	52	Director
Robert V. LaPenta	65	Director
William A. Roper, Jr.	65	Director
Michael B. Targoff	66	Director

S. Douglas Hutcheson has served as our president, chief executive officer, or CEO, and a member of our Board since February 2005. Mr. Hutcheson provides our Board with significant operational and financial expertise in the telecommunications industry, as well as extensive experience with our business operations, having joined us as a member of our founding management team in September 1998. Since September 1998, Mr. Hutcheson has held a number of positions with us, having served as our chief financial officer, or CFO, between August 2002 and February 2005 and again between September 2007 and June 2008, and also having served in a number of vice president roles between September 1998 and January 2004 with responsibility for areas including strategic planning and product and business development. From February 1995 to September 1998, Mr. Hutcheson served as vice president, marketing in the Wireless Infrastructure Division at Qualcomm Incorporated. Mr. Hutcheson holds a B.S. in mechanical engineering from California Polytechnic University and an M.B.A. from the University of California at Irvine.

Walter Z. Berger has served as our executive vice president and CFO since June 2008. From 2006 to 2008, Mr. Berger served in senior management roles at CBS Corporation, including as executive vice president and chief financial officer for CBS Radio, a division of CBS Corporation. Prior to joining CBS Radio, Mr. Berger served as executive vice president and chief financial officer and a director of Emmis Communications from 1999 to 2005. From 1996 to 1997, Mr. Berger served as executive vice president and chief financial officer of LG&E Energy Corporation and in 1997 was promoted to group president of the Energy Marketing Division, where he served until 1999. From 1985 to 1996, Mr. Berger held a number of financial and operating management roles in the manufacturing, service and energy fields. Mr. Berger began his career in audit at Arthur Andersen in 1977.

Mr. Berger is a certified public accountant and holds a B.A. in business administration from the University of Massachusetts, Amherst.

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

William D. Ingram has served as our senior vice president, strategy since April 2008, having previously served as our senior vice president, financial operations and strategy from February 2008 to April 2008 and as a consultant to us beginning August 2007. Prior to joining us, Mr. Ingram served as vice president and general manager of AudioCodes, Inc., a telecommunications equipment company from July 2006 to March 2007. Prior to that, Mr. Ingram served as the president and chief executive officer of Nuera Communications, Inc., a provider of VoIP infrastructure solutions, from September 1996 until it was acquired by AudioCodes, Inc. in July 2006. Prior to joining Nuera Communications in 1996, Mr. Ingram served as the chief operating officer of the clarity products division of Pacific Communication Sciences, Inc., a provider of wireless data communications products, as president of Ivie Industries, Inc., a computer security and hardware manufacturer, and as president of KevTon, Inc., an electronics manufacturing company. Mr. Ingram holds an A.B. in economics from Stanford University and an M.B.A. from Harvard Business School.

Robert J. Irving, Jr. has served as our senior vice president, general counsel and secretary since May 2003, having previously served as our vice president, legal from August 2002 to May 2003, and as our senior legal counsel from September 1998 to August 2002. Previously, Mr. Irving served as administrative counsel for Rohr, Inc., a corporation that designed and manufactured aerospace products from 1991 to 1998, and prior to that served as vice president, general counsel and secretary for IRT Corporation, a corporation that designed and manufactured x-ray inspection equipment. Before joining IRT Corporation, Mr. Irving was an attorney at Gibson, Dunn & Crutcher LLP. Mr. Irving was admitted to the California Bar Association in 1982. Mr. Irving holds a B.A. from Stanford University, an M.P.P. from the John F. Kennedy School of Government at Harvard University and a J.D. from Harvard Law School.

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

Mark H. Rachesky, M.D. has served as a member and Chairman of our Board since August 2004. Dr. Rachesky brings significant corporate finance and business expertise to our Board due to his background as an investor and fund manager. Dr. Rachesky is the co-founder and since 1996 has been president of MHR Fund Management LLC, which is an investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. Dr. Rachesky also has significant expertise and perspective as a member of the boards of directors of private and public companies in various industries, including telecommunications, pharmaceuticals and media. Dr. Rachesky serves as a member and chairman of the boards of directors of Loral Space & Communications Inc. (NASDAQ: LORL) and Telesat Canada, and as a member of the boards of directors of Emisphere Technologies, Inc. (NASDAQ: EMIS) and Lions Gate Entertainment Corp. (NYSE: LGF). Dr. Rachesky also serves on the board of directors of NationsHealth, Inc. (formerly NASDAQ: NHRX) and previously served as a director of Neose Technologies, Inc. (formerly NASDAQ: NTEC) and Novadel Pharma, Inc. (OTCBB: NVDL). Dr. Rachesky holds a B.S. in molecular aspects of cancer from the University of Pennsylvania, an M.D. from the Stanford University School of Medicine and an M.B.A. from the Stanford University School of Business.

John H. Chapple has served as a member of our Board since November 2009. Mr. Chapple provides our Board with significant operational and financial expertise due to his background as an executive of and investor in companies in various fields, including telecommunications and media. Since October 2006, Mr. Chapple has served as the president of Hawkeye Investments LLC, a privately-owned equity firm investing primarily in telecommunications and real estate ventures. Prior to forming Hawkeye, Mr. Chapple served as president, chief executive officer and chairman of Nextel Partners (formerly NASDAQ: NXTP) and its subsidiaries from August 1998 to June 2006, when the company was purchased by Sprint Communications. From 1995 to 1997, Mr. Chapple was the president and chief operating officer of Orca Bay Sports and Entertainment, which owned and operated the Vancouver Canucks as well as the General Motors Place sports arena in Vancouver, B.C. From 1988 to 1995, he served as executive vice president of operations of McCaw Cellular Communications, and subsequently AT&T Wireless Services following the merger of those companies. Mr. Chapple also brings significant expertise and perspective through his service as a member of the boards of directors of private and public companies in various industries, including telecommunications. He is a member of the boards of directors of Cbeyond, Inc. (NASDAQ: CBEY), F5 Networks, Inc. (NASDAQ: FFIV), SeaMobile Enterprises and Telesphere Networks Ltd. and previously served on the board of directors of Yahoo! Inc. (NASDAQ: YHOO). Mr. Chapple holds a B.A. in political science from Syracuse University.

John D. Harkey, Jr. has served as a member of our Board since March 2005. Mr. Harkey brings significant operational and financial expertise to our Board through his role as an executive of and investor in companies in diverse and various industries, including retail, hospitality and telecommunications. Since 1998, Mr. Harkey has served as chief executive officer and chairman of Consolidated Restaurant Companies, Inc. From 1992 to 1998, Mr. Harkey was a partner with the law firm Cracken & Harkey, LLP. Mr. Harkey was founder and managing director of Capstone Capital Corporation and Capstone Partners, Inc. from 1989 until 1992. Mr. Harkey also has significant expertise and perspective as a member of the boards of directors of private and public companies in various industries, including telecommunications, energy and pharmaceuticals. He currently serves as chairman of the board of directors of Regency Energy Partners, L.P. (NASDAQ: RGNC) and also serves on the boards of directors and audit committees of Loral Space & Communications Inc. (NASDAQ: LORL), Energy Transfer Equity, L.P. (NYSE: ETE) and Emisphere Technologies, Inc. (NASDAQ: EMIS). Mr. Harkey also previously served as a member of the boards of directors of Energy Transfer Partners, L.P. (NYSE: ETP), Pizza Inn (NASDAQ: PZZI) and Fox & Hound Investment Group (NASDAQ: FOXX) (which was previously named Total Entertainment Restaurant Corp. (NASDAQ: TENT)). Mr. Harkey obtained a B.B.A. in finance and a J.D. from the University of Texas at Austin and an M.B.A. from the Stanford University School of Business.

Ronald J. Kramer has served as a member of our Board since November 2009. Mr. Kramer brings significant operational and financial expertise to our Board given his background as an executive of companies in various industries, including finance, manufacturing and gaming. Since April 2008, Mr. Kramer has served as chief executive officer of Griffon Corporation (NYSE: GFF), a diversified holding company, and has served as a member of Griffon’s board of directors since 1993. From 2002 to 2008, Mr. Kramer served as president and director of

Wynn Resorts, Ltd. (NASDAQ: WYNN), a developer, owner and operator of hotel and casino resorts. From 1999 to 2001, Mr. Kramer was a managing director at Dresdner Kleinwort Wasserstein, an investment banking firm, and at its predecessor Wasserstein Perella & Co. Mr. Kramer also has significant expertise and perspective as a member of the boards of directors of private and public companies in various industries. He formerly served on the boards of directors of Monster Worldwide, Inc. (NYSE: MWW), Sapphire Industrials Corporation (AMEX: FYR.UN), Lakes Entertainment, Inc. (NASDAQ: LACO), Republic Property Trust (formerly NYSE: RPB) and New Valley Corporation (NASDAQ: NVAL). Mr. Kramer holds a B.S. in economics from the Wharton School of the University of Pennsylvania and an M.B.A. from New York University.

Robert V. LaPenta has served as a member of our Board since March 2005. Mr. LaPenta provides our Board with significant operational and financial expertise as an executive of several companies in diverse and various industries, including telecommunications and defense. Mr. LaPenta is the chairman, president and chief executive officer of L-1 Identity Solutions, Inc. (NYSE: ID), a provider of technology solutions for protecting and securing personal identities and assets. From April 2005 to August 2006, Mr. LaPenta served as the chairman and chief executive officer of L-1 Investment Partners, LLC, an investment firm seeking investments in the biometrics area. Mr. LaPenta served as president, chief financial officer and director of L-3 Communications Holdings, Inc. (NYSE: LLL), a company he co-founded, from April 1997 until his retirement from those positions effective April 1, 2005. From April 1996, when Loral Corporation was acquired by Lockheed Martin Corporation, until April 1997, Mr. LaPenta was a vice president of Lockheed Martin and was vice president and chief financial officer of Lockheed Martin’s C3I and Systems Integration Sector. Prior to Lockheed Martin’s acquisition of Loral in April 1996, Mr. LaPenta was Loral’s senior vice president and controller. Mr. LaPenta previously served in a number of other executive positions with Loral after joining that company in 1972. Mr. LaPenta received a B.B.A. in accounting and an honorary degree in 2000 from Iona College in New York.

William A. Roper, Jr. has served as a member of our Board since November 2009. Mr. Roper brings significant operational and financial expertise to our Board as an investor and executive of companies in the fields of defense and technology. Since 2008, Mr. Roper has served as president of Roper Capital Company, a privately-owned equity firm. Prior to forming Roper Capital, Mr. Roper served as president and chief executive officer of VeriSign, Inc. (NASDAQ: VRSN) from May 2007 to June 2008, and as a member of VeriSign’s board of directors from November 2003 to June 2008. From April 2000 to May 2007, Mr. Roper served as an executive vice president of Science Applications International Corporation (SAIC), and as senior vice president and chief financial officer of SAIC from 1990 to 2000. Mr. Roper has significant expertise and perspective as a member of the boards of directors of private and public companies in various industries, including defense, software and banking. Mr. Roper serves as a member of the boards of directors of Internet Content Management, Inc., Regents Bank, N.A. and SkinMedica, Inc. and previously served as a member of the board of directors of Armor Designs, Inc. (AIM: ADID). Mr. Roper holds a B.A. in mathematics from the University of Mississippi.

Michael B. Targoff has served as a member of our Board since September 1998. Mr. Targoff has significant operational and financial expertise as an investor in and executive of telecommunication companies. Since January 2008, Mr. Targoff has served as president of Loral Space & Communications Inc. (NASDAQ: LORL), having been previously appointed as chief executive officer in March 2006 and vice chairman and a member of the board of directors in November 2005. From 1998 to February 2006, Mr. Targoff was founder and principal of Michael B. Targoff & Co., a private investment company focused on telecommunications and related industry early stage companies. From 1996 to 1998, Mr. Targoff was the president and chief operating officer of Loral Space & Communications Ltd., having previously served as senior vice president and secretary of Loral Corporation. Before joining Loral Corporation in 1981, Mr. Targoff was a partner with the law firm of Willkie Farr & Gallagher LLP. Mr. Targoff also has significant expertise and perspective as a member of the boards of directors of private and public companies in various industries, including telecommunications. Mr. Targoff serves as a member of the board of directors of ViaSat, Inc. (NASDAQ: VSAT) and chairman of the board of directors of CPI International, Inc. (NASDAQ: CPII). Mr. Targoff also formerly served on the board of directors of Infocrossing, Inc. (formerly NASDAQ: IFOX). Mr. Targoff holds a B.A. from Brown University and a J.D. from the Columbia University School of Law.

Board Independence and Standing Committees

The Board has determined that, except for Mr. Hutcheson, all of its members are independent directors as defined in the NASDAQ Stock Market listing standards. Mr. Hutcheson is not considered independent because he is employed by us as our president and CEO.

Our Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, and each member of each committee is an independent director as defined in the NASDAQ Stock Market listing standards:

•	Our Audit Committee consists of Mr. Targoff (Chairman), Mr. LaPenta and Mr. Roper. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert”.

•	Our Compensation Committee consists of Mr. Chapple, Dr. Rachesky and Mr. Targoff.

•	Our Nominating and Corporate Governance Committee consists of Dr. Rachesky (Chairman), Mr. Harkey and Mr. Kramer.

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

To Leap’s knowledge, based solely on a review of the copies of such reports furnished to Leap and written representations from its officers and directors that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.leapwireless.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, or CD&A, describes the principles and objectives of our executive compensation program, how we applied those principles in compensating our named executive officers for 2010 and how our compensation programs drive the Company’s financial and operational performance.

Our named executive officers for 2010 are:

•	S. Douglas Hutcheson, our president and CEO;

•	Walter Z. Berger, our executive vice president and CFO;

•	Jeffrey E. Nachbor, our senior vice president, financial operations and chief accounting officer;

•	William D. Ingram, our senior vice president, strategy; and

•	Albin F. Moschner, our former executive vice president and chief operating officer.

In this CD&A, we first provide an executive summary of our executive compensation program, including compensation earned by our named executive officers for 2010. We then describe the compensation philosophy and the objectives of our executive compensation program and how the Compensation Committee of our Board of Directors oversees our compensation program. We then discuss the compensation determination process and describe how we determine each element of compensation. We believe that our compensation program in 2010 and in prior years demonstrates that we have closely linked pay to performance.

Executive Summary

Overview of Our Executive Compensation Program

Our executive compensation program is designed to attract, motivate and retain talented executives that will drive our financial and operational objectives while creating long-term shareholder value. The Company’s executive compensation philosophy is that executive officers’ pay should be closely aligned to both corporate and individual performance.

Our compensation program is designed to achieve these objectives through a combination of base salary, annual short-term incentive compensation in the form of cash bonuses and long-term incentive compensation, primarily in the form of stock options and restricted stock awards. Base salary is intended to provide a baseline level of compensation for our named executive officers. The remaining types of compensation, which in the aggregate represent the substantial majority of our named executive officers’ total compensation opportunity, are tied to corporate and individual performance and the performance of our stock. We also provide health, welfare and financial planning benefits to our named executive officers as well as severance, change in control and retention benefits.

The Compensation Committee strives to provide compensation opportunities to our executive officers that are competitive with the market in which Leap competes for executive talent, and it generally reviews the total compensation opportunity provided to our executive officers by reference to and in the context of compensation levels between the 50th and 75th percentile of compensation awarded to executives at comparable telecommunications and technology companies.

2010 Financial and Operational Performance

Compensation amounts earned by our named executive officers in 2010 were influenced by the Company’s financial and operational performance. For the Company, 2010 was a period of continued competition within the wireless industry and ongoing transition in our business. The competitive pressures within the wireless telecommunications industry intensified beginning in 2009 due to the attractive growth prospects of the prepaid and pay-in-advance segment in which we operate, with a number of wireless providers offering competitively-priced unlimited prepaid and postpaid service offerings that competed with our Cricket services. In addition, during that year, some of our competitors introduced “all-inclusive” service plans, which were priced to include regulatory fees and taxes. We took actions in 2009 to address the evolving competitive and economic environment, including revising our service plans to provide additional features previously only available in our higher-priced plans. Although these changes were attractive to new and existing customers, they also resulted in lower average revenue per user, or ARPU, a trend which continued into 2010.

During 2010, we continued to take steps to improve our competitive positioning and introduced a number of significant new business and strategic initiatives, particularly in the second half of 2010. These new initiatives — which included launching “all-inclusive” service plans, eliminating certain late fees we previously charged customers and introducing “smartphones” and other new handsets and devices — led to improved financial and operational performance beginning in the second half of 2010, including higher ARPU and lower customer turnover, or churn, and these positive trends continued into 2011. In addition, we continued to work to update and transition a number of significant, internal business systems, including a new customer billing system that we recently launched. Because many of our new initiatives were largely introduced in the second half of 2010, however, they did not significantly impact our full year 2010 financial and operational results, and we did not experience rates of year-over-year customer and financial growth as high as those as we experienced in prior years.

Fiscal Year 2010 Results

•	New Customers — We ended 2010 with approximately 5.52 million customers, up 11% from the number of customers we had at the end of 2009.

•	Revenues — We generated total revenues of $2,697 million and service revenues of $2,483 million during fiscal 2010, representing increases of 9% and 11%, respectively, over fiscal 2009.

•	Adjusted OIBDA — We produced $525.3 million of adjusted operating income before depreciation and amortization, or OIBDA, during fiscal 2010, an 8% increase over fiscal 2009. We generated an operating loss of $450.7 million during fiscal 2010, reflecting $477.3 million of non-cash charges recorded in the third quarter, primarily related to impairment of the Company’s goodwill as well as the write-off of certain previously-capitalized network expansion costs relating to network design, site acquisition and capitalized interest.

Significant 2010 Business and Strategic Initiatives

•	Nationwide Roaming and Wholesale Agreements — We entered into agreements to provide our customers with unlimited nationwide voice, text and data roaming services, as well as a wholesale agreement to permit us to offer Cricket wireless services outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and further expand our distribution nationwide.

•	Significant New Product and Service Offerings — In the second half of 2010, we significantly revised the features of a number of our Cricket product and service offerings, launching “all-inclusive” rate plans, eliminating certain late fees we previously charged customers and introducing “smartphones” and other new handsets and devices.

•	Management Transition — We began to reshape our management team to strengthen the Company’s performance, facilitate execution of our new initiatives and better meet the needs of our customers, and this transition continued into 2011. In connection with this process, we made changes to our vice president and senior management teams, including hiring two new executive vice presidents. Ray Roman joined us as our executive vice president and chief operating officer, succeeding Al Moschner who retired in January 2011. In addition, Bob Young joined us as our executive vice president, field operations, and oversees three area presidents with responsibility for Cricket’s markets across the country.

•	Completion of Other Strategic and Business Initiatives — We completed a number of other significant new strategic and business initiatives to strengthen our competitive and financial position, including forming a joint venture with Pocket Communications to provide Cricket service in South Texas and acquiring full ownership and control of Cricket markets in greater Chicago, southern Wisconsin and Oregon. We also completed a $1.2 billion offering of senior notes, using the proceeds to repurchase and redeem $1.1 billion of existing senior notes, which reduced our annual interest costs by approximately $10 million and extended the maturity of this indebtedness to 2020. Finally, we announced the launch of Muve Musictm, an innovative unlimited music download service designed specifically for mobile handsets.

2010 Compensation Programs and Decisions

The compensation earned by our named executive officers for 2010 reflected the Compensation Committee’s overall pay philosophy, including its objective to provide competitive compensation opportunities and its emphasis on pay for performance:

•	No Increase to Base Salaries — Based on its review of the compensation levels of officers with similar positions at comparable companies, its assessment of the Company’s financial and operational performance in 2009 and the recommendation of our CEO, the Compensation Committee did not increase 2010 base salaries for any of our executive officers, including for any of our named executive officers. Similarly, none of our executive officers received any increase to their base salary as part of the Compensation Committee’s recent review of executive compensation for 2011.

•	No Annual Cash Bonus Award for CEO and Below-Target Awards for Other Officers — Targeted amounts for 2010 annual cash bonuses were unchanged from the prior year, again based upon the Compensation Committee’s determination that such targets were reasonable and appropriate when compared to target amounts at other companies. Based upon the Company’s financial and operational performance in 2010, our CEO recommended that he not be awarded a cash bonus and he did not receive one. The other named executive officers generally received bonus awards in amounts well below their target bonus levels, except for Mr. Moschner who retired as our executive vice president and chief operating officer in January 2011 and who did not receive a bonus award. Although the new initiatives we introduced in the second half of 2010 have led to improved financial and operational performance, including higher ARPU and lower churn, the Compensation Committee determined that our financial and operational performance for the full year was not sufficient to warrant payment of bonuses based on corporate performance. As a result, bonus amounts awarded to our named executive officers were generally based on their individual accomplishments in 2010, which included implementing the significant business and strategic initiatives discussed above.

•	Long-Term Equity Compensation Tied to Leap Stock Performance — In order to further align employee and stockholder interests and provide additional retentive value, in the first quarter of 2010 the Compensation Committee granted the named executive officers long-term incentive compensation in the form of restricted stock awards. These awards were granted in part because the total compensation opportunity provided to our executive officers was generally below the 50th percentile of total compensation provided by those companies against which we measured our compensation, largely due to the amount and value of long-term incentive compensation awards then held by our executive officers. Approximately 70% of the new restricted stock awards consisted of performance-vested restricted shares, which vest in annual installments over four years, provided, however, that each annual vesting occurs only if the average closing price for Leap common stock is at or above the closing price on the date such shares were originally issued ($15.75) for the 30-calendar day period preceding the annual vesting date or for a subsequent 30-day period. This additional stock performance condition represents a departure from the vesting terms generally applicable to prior awards and was intended to tie any future compensation benefit to be received with respect to these awards to the performance of our stock, thus further aligning management’s interests with those of our stockholders.

•	Other Benefits — During 2010, the named executive officers were also eligible to receive other elements of compensation, including health, welfare and financial planning benefits, as described below under “Elements of Executive Compensation — Other Benefits.” In keeping with the Compensation Committee’s philosophy on these other forms of compensation, these arrangements were limited in scope and amount.

We believe that total compensation earned by our named executive officers for 2010 was appropriate when viewed in light of our achievements for the year, as well as their individual contributions.

Compensation Philosophy and Objectives

As described above, our compensation and benefits programs are designed to attract and retain key employees necessary to support our business plans and to create and sustain a competitive advantage for us in the market segment in which we compete. For all of our executive officers, a substantial portion of total compensation is performance-based. We believe that compensation paid to executive officers should be closely aligned with our performance on both a short-term and long-term basis and linked to specific, measurable results intended to create value for stockholders.

In particular, our fundamental compensation philosophies and objectives for executive officers include the following:

•	Using total compensation to recognize each individual officer’s scope of responsibility within the organization, experience, performance and overall contributions to our company.

•	Providing incentives to accomplish significant strategic, financial and individual performance by linking incentive award opportunities to achievement in these areas.

•	Using external compensation data from similarly-sized telecommunications and technology companies as part of our due diligence in determining base salary, target bonus amounts and long-term incentive compensation for individual officers at Leap.

•	Using long-term equity-based compensation (generally restricted stock and stock options) to align employee and stockholder interests, as well as to attract, motivate and retain employees and enable them to share in our long-term success.

Procedures for Determining Compensation Awards

The Compensation Committee

The Compensation Committee of our Board has primary authority to determine and recommend the compensation payable to our executive officers. In fulfilling this oversight responsibility, the Compensation

Committee annually reviews the performance of our senior executive management team in light of our compensation philosophies and objectives described above. To aid the Compensation Committee in making its compensation determinations, each year our CEO, assisted by our senior vice president, human resources, provides recommendations to the Compensation Committee regarding the compensation of the other executive officers. Our CEO does not participate in deliberations regarding his own compensation.

In addition, the Compensation Committee has retained Mercer (US), Inc., or Mercer, a consulting firm specializing in executive compensation matters, to assist the committee in evaluating our compensation programs, policies and objectives and to provide advice and recommendations on the amount and form of executive and director compensation. Mercer began providing these services to the Compensation Committee in January 2006. Mercer’s fees for providing these services in 2010 were approximately $150,000.

Comparison of Compensation to Market Data

The Compensation Committee strives to provide compensation opportunities to our executive officers that are competitive with the market in which Leap competes for executive talent. To aid the Compensation Committee in its review of our executive compensation programs, management and/or Mercer periodically prepares a comparison of executive compensation levels at similarly-sized telecommunications and technology companies. This comparison typically includes statistical summaries of compensation information derived from a number of large, third-party studies and surveys, which, for purposes of considering 2010 compensation for our executive officers, included the Radford Executive Survey and the Culpepper U.S. Survey. These summaries and databases contain executive compensation information for telecommunications, wireless and other companies, although the surveys do not provide the particular names of those companies whose pay practices are surveyed with respect to any particular position being reviewed. In addition to this third-party survey information, Mercer also presented comparative compensation information for a select number of other telecommunications companies. As part of its review of compensation for 2010, the Compensation Committee reviewed comparative data prepared by Mercer with respect to executive officer compensation provided by the following companies: American Tower, CenturyTel, Crown Castle International, Frontier Corp., MetroPCS Communications, NII Holdings, Telephone and Data Systems, Time Warner Telecommunications, U.S. Cellular and Windstream Corporation. This peer group represented a select group of companies in the telecommunications industry against which we compete for executive talent, with revenues of between $1 billion and $5 billion and market-capitalization-to-revenue ratios of greater than 0.5. This comparative information, together with the statistical summaries described above, was presented to help the Compensation Committee generally assess comparative compensation levels for positions held by our executive officers. This approach is designed to help us provide executive compensation opportunities that will allow us to remain competitive.

Compensation Determination Process

Based upon the objectives outlined above, our Compensation Committee has historically determined the total compensation opportunity we provide to our executive officers — consisting of base salary, annual performance bonus and long-term incentive awards — with reference to and in the context of compensation levels between the 50th and 75th percentile of compensation awarded to executives with similar positions at comparable companies. Comparative compensation levels, however, are only one of several factors that our Compensation Committee considers in determining compensation levels for our executive officers, and the individual elements of an executive officer’s targeted overall compensation opportunity may be below the 50th percentile, or above the 75th percentile, based on other considerations, including the executive officer’s experience and tenure in his position, as well as his individual performance, leadership and other skills. As a result, although we intend to continue to strive to provide total compensation opportunities that are competitive, the Compensation Committee may determine not to fully adjust the compensation levels of our executive officers to keep pace with a compensation range between the 50th and 75th percentile of the peer companies against which we measure our compensation. The extent to which actual compensation to be received by an executive may materially deviate from the targeted total compensation opportunity will also depend upon Leap’s corporate and operational performance and the individual performance of the relevant officer for the year. This approach is intended to ensure that there is a direct relationship between Leap’s overall financial and operational performance and each individual named executive officer’s total compensation.

In general, we seek to provide executives who have the greatest influence on our financial and operating success with compensation packages in which their long-term incentive awards could provide a significant portion of their total compensation opportunity. This focus on equity awards is intended to provide meaningful compensation opportunities to executives with the greatest potential influence on our financial and operating performance. Thus, we make the most substantial equity awards to our senior executive management team, comprised of our CEO, executive vice presidents and senior vice presidents. In addition, we seek to provide vice presidents and other employees who have significant influence over our operating and financial success with equity incentives that provide high retention value and alignment of these managers’ interests with those of our stockholders. We have not adopted any other formal or informal policies or guidelines for allocating compensation between long-term and short-term incentives, between cash and non-cash compensation, or among different forms of non-cash compensation.

For 2010, a substantial portion of each named executive officer’s potential compensation opportunity was comprised of his annual performance bonus and long-term equity incentive awards. We have not, however, adopted any other formal or informal policies or guidelines for allocating compensation between long-term and short-term incentives, between cash and non-cash compensation, or among different forms of non-cash compensation.

Because the compensation levels of our named executive officers reflect, in part, the compensation levels associated with the varying roles and responsibilities of corporate executives in the marketplace, there were significant differentials between the 2010 compensation awarded to our CEO and to our other named executive officers. The difference in Mr. Hutcheson’s compensation relative to the other named executive officers, however, is not the result of any internal compensation equity standard but rather reflects the Compensation Committee’s review of the compensation of CEOs of other comparable companies as well as its view of the relative importance of Mr. Hutcheson’s leadership.

Elements of Executive Compensation

Leap’s executive officer compensation program is comprised of three primary components: base salary; annual short-term incentive compensation in the form of cash bonuses; and long-term incentive compensation, primarily in the form of stock options and restricted stock awards. We also provide certain additional employee benefits and retirement programs to our executive officers, as well as severance, change in control and retention benefits.

Base Salary

The base salary for each executive officer is generally established through negotiation at the time the executive is hired, taking into account the executive’s qualifications, experience, prior salary and competitive salary information. As discussed above, in determining base salaries for our executive officers, the Compensation Committee considers compensation paid to comparable officers at comparable companies. In addition, each year the Compensation Committee determines whether to approve merit increases to our executive officers’ base salaries based upon the Company’s prior year performance, the officer’s individual performance and the recommendations of our CEO. From time to time, an executive officer’s base salary may also be increased to reflect changes in competitive salaries for such executive’s position based on the compensation data for comparable companies prepared for our Compensation Committee.

The Compensation Committee did not increase 2010 base salaries for any of our executive officers, including any of our named executive officers. The Compensation Committee made this determination based on its review of the compensation levels of officers with similar positions at comparable companies, consistent with its philosophy that a substantial percentage of total compensation should be performance based, as well as its assessment of the Company’s financial and operational performance in 2009 and the recommendation of our CEO. Our named executive officers’ base salaries for 2010 are set forth in the table below entitled “Summary Compensation.” Similarly, none of our named executive officers received any increase to their base salary as part of the Compensation Committee’s recent review of executive compensation for 2011.

Annual Performance Bonus

We provide an annual cash performance bonus opportunity to our executive officers. The purpose of these bonus awards is to provide an incentive to our executive officers to assist us in achieving our principal financial and operating objectives.

Determination of Target Amounts

Target and maximum bonus amounts payable to our executive officers are established by the Compensation Committee early in the year, generally as a percentage of each individual executive officer’s base salary. For 2010, the targeted amounts of the bonuses were unchanged from 2009 levels, again based upon the Compensation Committee’s determination that such targets were reasonable and appropriate when compared to target amounts at other companies. The target amounts were set at 100% of base salary for our CEO, 90% for our then-current chief operating officer, or COO, 80% of base salary for our executive vice presidents and 65% of base salary for our senior vice presidents. The actual bonus award payable to the executive officers can range from 0% to 200% of the target bonus amount, based on relative corporate and individual performance, subject to the Compensation Committee’s discretion to increase or decrease such amount. These target and maximum bonus amounts are based, in part, on the Compensation Committee’s review of cash bonus payments made to similarly-situated executives of other comparable and surveyed companies, as described above.

In 2010, for those executive officers who were direct reports of our CEO, 75% of their target bonus was generally based upon our corporate performance and 25% was generally based upon the officer’s individual performance. For other members of senior management, including Mr. Nachbor, 60% of the target bonus was generally based upon our corporate performance (measured for both the first six months and entire year) and 40% was generally based upon the officer’s individual performance.

Determination of Actual Bonus Amounts

As indicated above, an important objective of our compensation program is to provide incentives to our executives to accomplish significant strategic, financial and individual performance. As a result, the actual amount of a bonus earned by an executive officer for a given year depends upon corporate and individual performance. Our corporate performance is generally reviewed by reference to two key performance metrics: (i) a financial measure we call adjusted OIBDA, which we define as operating income (loss) less depreciation and amortization, adjusted to exclude the effects of: gain/loss on sale/disposal of assets; impairment of assets; and share-based compensation expense; and (ii) our number of net customer additions. We believe that the achievement of these performance metrics is dependent in many respects upon the efforts and contributions of our named executive officers and their individual performance. When reviewing Leap’s annual corporate performance, the Compensation Committee has the ability to consider any significant investments or special projects undertaken during the year which may not have been reflected in the Company’s financial or operational results.

Individual performance is determined for our CEO and other executive officers based upon the Compensation Committee’s qualitative assessment of their performance for the year. For executive officers other than our CEO, the Compensation Committee also considers ratings assigned to each individual by our CEO in connection with his assessment of such individual’s performance during the year.

2010 Performance Bonus Awards

2010 was a year of significant business transition for the Company during which we introduced a number of significant new business and strategic initiatives, particularly in the second half of 2010, to address the evolving industry and economic landscape and to improve our competitive positioning. Because these new initiatives were being developed throughout the year, specific corporate performance goals were not formally adopted during 2010, and the Compensation Committee considered corporate performance awards for our executive officers for the year based upon its subjective review of our financial and operational results.

Based upon the Company’s 2010 financial and operational results, Mr. Hutcheson recommended that he not be awarded any cash bonus for either corporate or individual performance, and he did not receive one. The other named executive officers generally received bonus awards well below their target bonus levels. Mr. Moschner retired as our executive vice president and chief operating officer in January 2011 and did not receive a bonus award.

None of the named executive officers, except for Mr. Nachbor, received any bonus based upon 2010 corporate performance. Although the new initiatives we introduced in the second half of 2010 have led to improved financial and operational performance, including higher ARPU and lower churn, the Compensation Committee made the subjective determination that our financial and operational performance for the full year was not sufficient to warrant payment of bonuses based on corporate performance. For Mr. Nachbor, consistent with other members of our senior management team who do not report directly to our CEO, corporate performance was also reviewed for the first six months of 2010, and the Compensation Committee awarded him a bonus of $58,487 for the Company’s performance during that period.

With respect to individual performance, the Compensation Committee reviewed the accomplishments of our named executive officers in 2010, which included implementing the significant business and strategic initiatives discussed above. In recognition of the significant efforts required for such initiatives, the Compensation Committee awarded cash bonus awards for 2010 individual contributions as follows: Mr. Berger, $106,000; Mr. Nachbor, $106,186; and Mr. Ingram, $48,746.

Long-Term Incentive Compensation

We generally provide long-term incentive compensation to our executive officers and other selected employees through the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, or the 2004 Stock Plan. The 2004 Stock Plan was approved and adopted by the Compensation Committee in 2004 pursuant to authority delegated to it by the Board and is generally administered by the Compensation Committee. See “— 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan” for additional information regarding the 2004 Stock Plan. In February 2009, we adopted the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc., or the 2009 Inducement Plan, which was established to make awards to new employees as an inducement to their commencing employment with us. The 2009 Inducement Plan was approved by the Board and is also administered by the Compensation Committee. See “— 2009 Employment Inducement Equity Incentive Plan” for additional information regarding the 2009 Inducement Plan.

Under these plans, we grant our executive officers and other selected employees non-qualified stock options at an exercise price equal to (or greater than) the fair market value of Leap common stock (as determined under the plans) on the date of grant and restricted stock at a nominal purchase price, or for no purchase price in exchange for services previously rendered to Leap or its subsidiaries by the recipient. The size and timing of equity awards is based on a variety of factors, including Leap’s overall performance, the recipient’s individual performance and competitive compensation information, including the value of awards granted to comparable executive officers as set forth in the statistical summaries of compensation data for comparable companies prepared for the Compensation Committee. We believe that the awards under these plans help us to reduce officer and employee turnover and to retain the knowledge and skills of our key employees.

In October 2008, the Compensation Committee adopted guidelines regarding the granting of equity awards to executive officers, employees or consultants. Under these guidelines, equity awards are generally granted and effective, to the extent practicable, on the 14th calendar day of the month following their approval by the Board or Compensation Committee (or if that day is not a day on which Leap common stock is actively traded on an exchange, on the next trading day). In addition, the guidelines provide that any stock options for shares of Leap common stock to be awarded to existing or newly-promoted executive officers and other senior vice presidents are generally to be approved and granted, to the extent practicable, during periods when trading in Leap common stock is permitted under our insider trading policy or are to be approved with the grant contingent upon, subject to and effective two trading days after the release of any applicable, material non-public information.

The Compensation Committee grants awards of stock options and restricted stock to executive officers and other eligible employees when they initially join us. The initial approach of the Compensation Committee, following our adoption of the 2004 Stock Plan, was to grant initial awards which vested in full in three to five years after the date of grant (with no partial time-based vesting for the awards in the interim) but that were subject to accelerated performance-based vesting prior to that time if Leap met certain performance targets. Since mid-2008, the Compensation Committee has granted to executive officers and other eligible employees that join us initial awards that vest over a four year period, with the options vesting in equal 25% annual increments and the shares of restricted stock vesting in 25% increments on the second and third anniversaries of the date of grant and 50% on the fourth anniversary of the date of grant. In addition to the initial stock options and restricted stock awards, the Compensation Committee also makes annual refresher grants of options and/or restricted stock to our executive officers and other eligible employees in order to help us achieve our executive compensation objectives noted above, including the long-term retention of members of our senior management team. These grants generally vest in similar fashion to the initial grants described above.

We do not have any requirements that executive officers hold a specific amount of our common stock or stock options. However, we periodically review executive officer equity-based incentives to ensure that our executives maintain sufficient unvested awards to promote their continued retention.

2010 Long-Term Equity Incentive Awards

As indicated above, the comparative survey data and peer group information presented by Mercer to the Compensation Committee in early 2010 indicated that the amount and value of long-term equity compensation awards then held by our named executive officers was generally below the 50th percentile of total direct compensation provided by those companies against which we measured our compensation, largely due to the amount and value of long-term incentive compensation awards then held by our named executive officers. Due to this disparity, and in order to further align employee and stockholder interests and provide additional retentive value, in March 2010, the Compensation Committee awarded our named executive officers additional long-term incentive compensation, consisting of grants of performance-vested restricted stock and time-vested restricted stock.

The grants of performance-vested restricted stock and time vested restricted stock were made to our named executive officers pursuant to the 2004 Stock Plan in the amounts set forth in the table under the heading “2010 Grants of Plan-Based Awards.” Approximately 70% of the total number of shares comprising the awards consisted of performance-based restricted shares. The performance-vested restricted stock awards vest in 20% increments on the first, second and third anniversaries of the date of grant and 40% on the fourth anniversary of the date of grant, subject to a named executive officer’s continued employment with the Company on each vesting date. However, in order for an installment of shares to vest on an anniversary vesting date, the average of the closing prices of the Company’s common stock for the prior 30-calendar day period must be greater than $15.75, the closing price of the Company’s common stock on March 15, 2010 when the award was originally granted; otherwise, the installment of shares will remain unvested until the average of the closing prices of the Company’s common stock for any subsequent 30-calendar day period is greater than such amount. This additional stock performance condition represents a departure from the vesting terms generally applicable to prior awards and was intended to tie any future compensation benefit to be received with respect to these awards to the performance of Leap stock, thus further aligning management’s interests with those of our stockholders. The time-vested restricted stock awards vest in accordance with the standard vesting schedule for refresher grants discussed above.

In addition to the awards of restricted stock, the Compensation Committee also approved agreements with our named executive officers to pay them cash retention awards in the event of a change in control involving the Company. For more information regarding these agreements, see “Severance, Retention and Change-in-Control Arrangements — Cash Retention Agreements.”

Other Benefits

Leap maintains a 401(k) plan for all employees, and provides a 50% match on employees’ contributions, with Leap’s matching funds limited to 6% of an employee’s base salary. Leap’s 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. We match a portion of the employee contributions and may, at our discretion, make additional contributions based upon earnings. Our aggregate contributions for all employees for the year ended December 31, 2010 were approximately $5,366,500.

Our named executive officers are also eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our named executive officers. In addition, Leap provides our named executive officers with supplemental health insurance coverage with a maximum benefit of $750,000 per year per person, the ability to apply for supplemental, company-paid executive disability insurance that provides a benefit of up to $5,000 per month up to age 65, $750,000 of supplemental, company-paid executive life insurance, and $850,000 of executive accidental death and disability insurance. Leap also provides a tax planning reimbursement benefit with the amount of the annual reimbursement grossed up for applicable taxes. We believe that these additional benefits are reasonable in scope and amount and are typically offered by other companies against which we compete for executive talent. We do not maintain any pension plans or plans that provide for the deferral of compensation on a basis that is not tax-qualified.

Policy on Deductibility of Executive Officer Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction to a publicly-held company for compensation in excess of $1.0 million paid to its principal executive officer, or PEO, and its three most highly compensated executive officers (other than the PEO). Certain compensation arrangements are excluded from this limitation, including the payment of certain performance-based compensation awards tied to the attainment of specific goals, as well as the grant of certain stock options. The Compensation Committee believes that it is advisable, to the extent practicable, for Leap to award our executive officers performance-based cash bonus payments and stock options that qualify as “performance-based compensation” under Section 162(m) of the Code. As a result, we adopted the Leap Wireless International, Inc. Executive Incentive Bonus Plan, or the Executive Bonus Plan, which enables us to pay cash bonuses to our executive officers based on Leap’s achievement of certain predetermined corporate performance goals. In addition, the 2004 Stock Plan allows Leap, among other things, to grant options that are exempt from the limits on deductibility under Section 162(m) of the Code. Stockholders approved the Executive Bonus Plan and the 2004 Stock Plan at our 2007 annual meeting of stockholders.

To the extent possible, the Compensation Committee intends to generally administer these plans in the manner required to make future payments under the Executive Bonus Plan and to grant options under the 2004 Stock Plan that constitute qualified performance-based compensation under Section 162(m). As indicated above, 2010 was a year of significant business transition for the Company during which we introduced a number of significant new business and strategic initiatives, particularly in the second half of 2010, to address the evolving industry and economic landscape and to improve our competitive positioning. Because these new initiatives were being developed throughout the year, specific corporate performance goals were not formally adopted during 2010, and the Compensation Committee considered corporate performance awards for our executive officers for the year based upon its subjective review of our financial and operational results. Although the Compensation Committee determined to award annual performance bonuses to certain named executive officers due to their individual performance during 2010, these bonus amounts will not qualify as performance-based compensation under Section 162(m). The Board and Compensation Committee will continue to retain the discretion to pay discretionary bonuses or other types of compensation outside of the plans which may or may not be tax deductible.

Risk Assessment of Compensation Program

In early 2011, management assessed the Company’s compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are likely to have a material adverse effect on the Company.

As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, annual short-term incentive compensation, long-term incentive compensation and severance and retention arrangements. Management’s risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to the Company that could arise from our compensation program.

Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on the Company and reported the results of the assessment to the Compensation Committee.

Summary Compensation

The following table sets forth certain information with respect to compensation for the fiscal years ended December 31, 2010, 2009 and 2008 earned by or paid to our CEO, our CFO and our three next most highly compensated executive officers as of the end of fiscal 2010. We refer to these officers collectively as our named executive officers for 2010.

				Non-Equity
				Incentive Plan	Stock	Option	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Compensation(3)	Awards(4)	Awards(5)	Compensation(6)	Total

S. Douglas Hutcheson	2010	$750,000	—	—	$2,205,000	—	$71,292	$3,026,292
President, CEO and	2009	$743,699	$355,000	—	$1,648,500	—	$63,016	$2,810,215
Director	2008	$647,609	$332,960	$412,850	$2,451,495	$2,410,240	$29,666	$6,284,820
Walter Z. Berger(7)	2010	$530,000	$156,000	—	$945,000	—	$48,447	$1,679,447
Executive Vice	2009	$530,000	$270,000	—	—	—	$60,449	$860,449
President and CFO	2008	$278,795	$174,145	$141,800	$2,255,846	$2,555,490	$6,252	$5,412,328
Jeffrey E. Nachbor(8)	2010	$327,264	$230,857	$58,487	$315,000	—	$47,469	$979,077
Senior Vice President,	2009	$327,122	$50,000	$122,318	—	—	$50,175	$549,615
Financial Operations	2008	$226,434	$161,421	$149,539	$1,081,598	$2,532,354	$19,194	$4,170,540
and Chief Accounting Officer
William D. Ingram(9)	2010	$299,974	$73,746	—	$472,500	—	$29,498	$875,718
Senior Vice President,	2009	$299,974	$130,000	—	$329,700	—	$17,303	$776,977
Strategy	2008	$299,507	$94,885	$124,360	$561,599	—	$9,948	$1,090,299
Albin F. Moschner(10)	2010	$500,000	$30,000	—	$945,000	—	$26,409	$1,501,409
Former Executive Vice	2009	$500,000	$220,000	—	$824,250	—	$35,328	$1,579,578
President and COO	2008	$444,022	$148,600	$242,500	$2,196,595	$916,660	$40,626	$3,989,003

(1)	Represents base salary rate for the applicable year, prorated for any approved changes in base salary during the applicable year. Previously reported base salary amounts for 2009 and 2008 have been conformed to reflect this method of presentation.

(2)	Except as otherwise indicated in the footnotes below, represents aggregate cash bonuses awarded to our named executive officers in recognition of their individual performance for the applicable year.

(3)	Represents aggregate cash bonuses awarded to our named executive officers in recognition of our corporate performance for the applicable year.

(4)	Represents full grant date fair value for 2010, 2009 or 2008 of restricted stock awards granted to our named executive officers, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. For information regarding assumptions made in connection with this valuation, please see Note 12 to our consolidated financial statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(5)	Represents full grant date fair value for 2010, 2009 or 2008 of options to purchase Leap common stock granted to our named executive officers, computed in accordance with FASB ASC Topic 718, Stock Compensation. For information regarding assumptions made in connection with this valuation, please see Note 12 to our consolidated financial statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(6)	Includes the other compensation set forth in the table below:

		Matching	Executive	Financial	Housing and	Sick
		401(k)	Benefits	Planning	Other Living	Leave/Vacation	Total Other
Name	Year	Contributions	Payments	Services	Expenses	Payout	Compensation

S. Douglas Hutcheson	2010	$8,250	$9,541	$30,424	—	$23,077	$71,292
	2009	$7,350	$17,860	$11,845	—	$25,961	$63,016
	2008	$6,900	$10,266	—	—	$12,500	$29,666
Walter Z. Berger	2010	$8,250	$30,005	—	—	$10,192	$48,447
	2009	$4,491	$8,978	$36,788	—	$10,192	$60,449
	2008	$851	$300	—	—	$5,101	$6,252
Jeffrey E. Nachbor	2010	$8,250	$6,719	$23,689	—	$8,811	$47,469
	2009	$7,350	$9,838	$25,435	—	$7,552	$50,175
	2008	—	$836	$14,267	—	$4,091	$19,194
William D. Ingram	2010	$4,984	$9,010	$9,735	—	$5,769	$29,498
	2009	$5,020	$3,043	$4,625	—	$4,615	$17,303
	2008	$4,750	$540	—	—	$4,658	$9,948
Albin F. Moschner	2010	$8,250	$4,210	—	$4,334	$9,615	$26,409
	2009	$7,350	$7,971	—	$10,392	$9,615	$35,328
	2008	$6,899	$12,606	—	$11,506	$9,615	$40,626

The Company’s policy is for its employees to use commercial airline travel to the greatest possible extent. To the extent that an employee’s spouse were to accompany him or her on any flight, the employee would pay for the costs of any such companion travel. In certain limited instances, circumstances have required the Company’s officers to use chartered airline travel. Mr. Hutcheson’s spouse accompanied him on one chartered business flight in 2008 and Mr. Moschner’s spouse accompanied him on one chartered business flight in 2009. Because the flights were directly related to the performance of their duties and their spouses used unoccupied seats on the flights, we did not incur any incremental cost in connection with their travel and did not report any compensation related to the flights.

(7)	Mr. Berger joined us as our executive vice president and CFO in June 2008 and his compensation for 2008 is for the partial year. His bonus amount for 2008 includes a $103,545 sign-on and relocation bonus paid in connection with his joining us. In addition, his bonus amounts for 2009 and 2010 each include a $50,000 retention bonus we agreed to pay him upon the completion of each of his first, second and third years of employment.

(8)	Mr. Nachbor joined us as our senior vice president, financial operations in April 2008 and his compensation for 2008 is for the partial year. His bonus amounts for 2009 and 2010 each include a $50,000 retention bonus we agreed to pay him upon the completion of each of his first, second and third years of employment. In addition, his bonus amount for 2010 includes a $63,171 relocation bonus.

(9)	Mr. Ingram joined us as our senior vice president, financial operations and strategy in February 2008 and was later appointed senior vice president, strategy in April 2008. Prior to joining us as an employee, he served as a consultant to us beginning August 2007 and his base salary for 2008 reflects compensation that he received as a consultant in January and February 2008. Mr. Ingram’s bonus amount for 2008 includes a $25,000 sign-on bonus paid in connection with his joining us as an employee. His bonus amounts for 2009 and 2010 each include a $25,000 retention bonus we agreed to pay him upon the completion of each of his first, second and third years of employment.

(10)	Mr. Moschner retired as our executive vice president and chief operating officer, effective January 31, 2011. His bonus amount for 2010 represents a discretionary bonus paid to him in February 2010.

2010 Grants of Plan-Based Awards

The following table sets forth certain information with respect to the restricted stock awards made during the fiscal year ended December 31, 2010 to the named executive officers under the 2004 Stock Plan. We did not grant any options to purchase shares of our common stock to our named executive officers during the fiscal year ended December 31, 2010.

			Stock	Grant Date
			Awards:	Fair Value
			Number of	of Stock
			Shares of	and Option
	Grant	Approval	Stock	Awards
Name	Date	Date(1)	(#)(2)	(3)

S. Douglas Hutcheson	3/15/10	3/4/10	100,000	$1,575,000
Performance-vested restricted stock	3/15/10	3/4/10	40,000	$630,000
Time-vested restricted stock
Walter Z. Berger	3/15/10	3/4/10	40,000	$630,000
Performance-vested restricted stock	3/15/10	3/4/10	20,000	$315,000
Time-vested restricted stock
Jeffrey E. Nachbor	3/15/10	3/3/10	20,000	$315,000
Time-vested restricted stock
William D. Ingram	3/15/10	3/4/10	20,000	$315,000
Performance-vested restricted stock	3/15/10	3/4/10	10,000	$157,500
Time-vested restricted stock
Albin F. Moschner	3/15/10	3/4/10	40,000	$630,000
Performance-vested restricted stock	3/15/10	3/4/10	20,000	$315,000
Time-vested restricted stock

(1)	The grants of restricted stock were approved by the Compensation Committee on the dates indicated below and were granted on March 15, 2010 pursuant to our equity grant guidelines.

(2)	The performance-vested restricted stock awards vest in 20% increments on the first, second and third anniversaries of the date of grant and 40% on the fourth anniversary of the date of grant. However, in order for an installment of shares to vest on the dates described above, the average of the closing prices of the Company’s common stock for the prior 30-calendar day period must be greater than $15.75, the closing price of the Company’s common stock on March 15, 2010 when the award was originally granted; otherwise, the installment of shares will remain unvested until the average of the closing prices of the Company’s common stock for any subsequent 30-calendar day period is greater than such amount.

The time-vested restricted stock vests as follows: 25% of the award vests on the second and third anniversaries of the date of grant and 50% of the award vests on the fourth anniversary of the date of grant.

Each award is also subject to certain accelerated vesting upon a termination of the named executive officer’s employment by us without cause or by the executive for good reason within 90 days prior to or 12 months following a change in control, as described under “— Severance, Retention and Change-in-Control Arrangements — Change-in-Control Vesting of Stock Options and Restricted Stock” below.

(3)	Represents the full grant date fair value of each individual equity award (on a grant-by-grant basis) as computed in accordance with FASB ASC Topic 718, Stock Compensation. For information regarding assumptions made in connection with this valuation, please see Note 12 to our consolidated financial statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the tables entitled “Summary Compensation” and “2010 Grants of Plan-Based Awards” was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.

Amended and Restated Executive Employment Agreement with S. Douglas Hutcheson

Effective as of February 25, 2005, Cricket and Leap entered into an Amended and Restated Executive Employment Agreement with S. Douglas Hutcheson in connection with his appointment as our CEO. The Amended and Restated Executive Employment Agreement amends, restates and supersedes the Executive Employment Agreement dated January 10, 2005, as amended, among Mr. Hutcheson, Cricket and Leap. The Amended and Restated Executive Employment Agreement was amended as of June 17, 2005, February 17, 2006 and December 31, 2008. As amended, the agreement is referred to in this Amendment No. 1 as the Executive Employment Agreement.

Under the Executive Employment Agreement, Mr. Hutcheson is entitled to receive an annual base salary, subject to adjustment pursuant to periodic reviews by our Board, and an opportunity to earn an annual performance bonus. Mr. Hutcheson’s annual base salary is currently $750,000. His annual target performance bonus is equal to 100% of his base salary, and the amount of any annual performance bonus is determined in accordance with Cricket’s prevailing annual performance bonus practices that are generally used to determine annual performance bonuses for Cricket’s senior executives. In addition, the Executive Employment Agreement specifies that Mr. Hutcheson is entitled to participate in all insurance and benefit plans generally available to Cricket’s executive officers.

Under the terms of the Executive Employment Agreement, if Mr. Hutcheson’s employment were terminated as a result of his discharge by Cricket other than for cause or if he resigned with good reason, he would be entitled to receive: (1) any unpaid portion of his salary and accrued benefits earned up to the date of termination; (2) a lump sum payment equal to two times the sum of his then-current annual base salary plus his target performance bonus; and (3) if he elected to receive continued health coverage under COBRA, the premiums for such coverage paid by Cricket for a period of 24 months (or, if earlier, until he was eligible for comparable coverage with a subsequent employer). Mr. Hutcheson would be required to execute a general release as a condition to his receipt of any of these severance benefits.

The Executive Employment Agreement also provides that if Mr. Hutcheson’s employment were terminated by reason of his discharge other than for cause or his resignation with good reason, in each case within one year of a change in control of Leap, and he was subject to excise tax pursuant to Section 4999 of the Code as a result of any payments to him, then Cricket would pay him a “gross-up payment” equal to the sum of the excise tax and all federal, state and local income and employment taxes payable by him with respect to the gross-up payment. This gross-up payment may not exceed $1.0 million and, if Mr. Hutcheson’s employment were terminated by reason of his resignation for good reason, such payment would be conditioned on Mr. Hutcheson’s agreement to provide consulting services to Cricket or Leap for up to three days per month for up to a one-year period for a fee of $1,500 per day.

If Mr. Hutcheson’s employment were terminated as a result of his discharge by Cricket for cause or if he resigned without good reason, he would be entitled only to his accrued base salary through the date of termination. If Mr. Hutcheson’s employment were terminated as a result of his death or disability, he would be entitled only to his accrued base salary through the date of death or termination, as applicable, and his pro rata share of his target performance bonus for the year in which his death or termination occurs.

2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan

Under the 2004 Stock Plan, Leap grants executive officers and other selected employees non-qualified stock options at an exercise price equal to the fair market value of Leap common stock (as determined under the 2004 Stock Plan) on the date of grant and restricted stock at a purchase price equal to par value or for no purchase price in exchange for services previously rendered to Leap or its subsidiaries by the recipient. The 2004 Stock Plan was adopted by the Compensation Committee of our Board, acting pursuant to a delegation of authority, following our emergence from bankruptcy, as contemplated by Section 5.07 of our plan of reorganization. The 2004 Stock Plan allows Leap to grant options under the 2004 Stock Plan that constitute “qualified performance-based compensation” exempt from the limits on deductibility under Section 162(m) of the Code and also allows Leap to grant incentive stock options within the meaning of Section 422 of the Code. The 2004 Stock Plan will be in effect until December 2014, unless our Board terminates the 2004 Stock Plan at an earlier date.

As of April 15, 2011, the aggregate number of shares of common stock subject to awards granted or available for grant under the 2004 Stock Plan was 9,300,000. That number may be adjusted for changes in Leap’s capitalization and certain corporate transactions, as described below. To the extent that an award expires, terminates or is cancelled without having been exercised in full, any unexercised shares subject to the award will be available for future grant or sale under the 2004 Stock Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2004 Stock Plan may again be optioned, granted or awarded under the 2004 Stock Plan. In addition, shares of common stock which are delivered by the holder or withheld by us upon the exercise of any award under the 2004 Stock Plan in payment of the exercise or purchase price of such award or tax withholding thereon may again be optioned, granted or awarded under the 2004 Stock Plan. The maximum number of shares that may be subject to awards granted under the 2004 Stock Plan to any individual in any calendar year may not exceed 1,500,000.

The 2004 Stock Plan is generally administered by the Compensation Committee of our Board of Directors. However, the Board determines the terms and conditions of, and interprets and administers, the 2004 Stock Plan for awards granted to our non-employee directors. As appropriate, administration of the 2004 Stock Plan may be revested in our Board. In addition, for administrative convenience, the Board may determine to grant to one or more members of the Board or to one or more officers the authority to make grants to individuals who are not directors or executive officers.

The 2004 Stock Plan authorizes discretionary grants to our employees, consultants and non-employee directors, and to the employees and consultants of our subsidiaries, of stock options, restricted stock and deferred stock units. As of December 31, 2010, outstanding equity awards were held by approximately 320 of our approximately 4,400 employees and our seven non-employee directors.

In the event of certain changes in the capitalization of our company or certain corporate transactions involving our company and certain other events (including a change in control, as defined in the 2004 Stock Plan), the Board or Compensation Committee will make appropriate adjustments to awards under the 2004 Stock Plan and is authorized to provide for the acceleration, cash-out, termination, assumption, substitution or conversion of such awards. We will give award holders 20 days’ prior written notice of certain changes in control or other corporate transactions or events (or such lesser notice as is determined appropriate or administratively practicable under the circumstances) and of any actions the Board or Compensation Committee intends to take with respect to outstanding awards in connection with such change in control, transaction or event. Award holders will also have an opportunity to exercise any vested awards prior to the consummation of such changes in control or other corporate transactions or events (and such exercise may be conditioned on the closing of such transactions or events).

2009 Employment Inducement Equity Incentive Plan

In February 2009, we adopted the 2009 Inducement Plan. The 2009 Inducement Plan was adopted without stockholder approval as permitted under the rules and regulations of the NASDAQ Stock Market. The 2009 Inducement Plan currently authorizes the issuance of up to 400,000 shares of common stock and provides for awards consisting of stock options, restricted stock and deferred stock units, or any combination thereof. As of April 15, 2011, stock options and restricted stock awards for an aggregate of 386,275 shares were outstanding under the 2009 Inducement Plan, and 8,450 shares (plus any shares that might in the future be returned to the 2009 Inducement Plan as a result of cancellations, forfeitures, repurchases or expiration of awards) remained available for future grants.

Awards under the 2009 Inducement Plan may only be made to our new employees or new employees of one of our subsidiaries (or following a bona fide period of non-employment) in connection with that employee’s commencement of employment with us or one of our subsidiaries if such grant is an inducement material to that employee’s entering into employment with us or one of our subsidiaries.

The 2009 Inducement Plan is administered by the Compensation Committee of Leap’s Board. The change-in-control provisions applicable under the 2009 Inducement Plan are generally consistent with the change-in-control provisions applicable to the 2004 Stock Plan described above. However, under the 2009 Inducement Plan, in the event of a change in control or certain other corporate transactions or events, for reasons of administrative convenience, we, in our sole discretion, may refuse to permit the exercise of any award during a period of 30 days prior to the consummation of any such transaction. The 2009 Inducement Plan will be in effect until February 2019, unless Leap’s Board terminates the 2009 Inducement Plan at an earlier date. Leap’s Board may terminate the 2009 Inducement Plan at any time with respect to any shares not then subject to an award under the 2009 Inducement Plan.

The Leap Wireless International, Inc. Executive Incentive Bonus Plan

The Executive Bonus Plan is a bonus plan for our executive officers and other eligible members of management which provides for the payment of cash bonuses based on Leap’s achievement of certain predetermined corporate performance goals. The Executive Bonus Plan authorizes the Compensation Committee or such other committee as may be appointed by the Board to establish periodic bonus programs based on specified performance objectives. The purpose of the Executive Bonus Plan is to motivate its participants to achieve specified performance objectives and to reward them when those objectives are met with bonuses that are intended to be deductible to the maximum extent possible as “performance-based compensation” within the meaning of Section 162(m) of the Code. Leap may, from time to time, also pay discretionary bonuses, or other types of compensation, outside the Executive Bonus Plan which may or may not be tax deductible.

The Executive Bonus Plan is administered by the Compensation Committee, or such other committee as may be appointed by the Board consisting solely of two or more directors, each of whom is intended to qualify as an “outside director” within the meaning of Section 162(m) of the Code. In March 2007, the Board established the Plan Committee, consisting of Dr. Rachesky and Mr. Targoff, to conduct the general administration of the Executive Bonus Plan. The Executive Bonus Plan was approved by Leap’s stockholders in May 2007 at the 2007 annual meeting of stockholders.

Under the Executive Bonus Plan, an eligible participant will be eligible to receive awards based upon Leap’s performance against the targeted performance objectives established by the Plan Committee. If and to the extent the performance objectives are met, an eligible participant will be eligible to receive a bonus award to be determined by the Plan Committee, which bonus amount may be a specific dollar amount or a specified percentage of such participant’s base compensation for the performance period. Participation in the Executive Bonus Plan is limited to those senior vice presidents or more senior officers of Leap or any subsidiary who are selected by the Plan Committee to receive a bonus award under the Executive Bonus Plan.

For each performance period with regard to which one or more eligible participants in the Executive Bonus Plan is selected by the Plan Committee to receive a bonus award, the Plan Committee establishes in writing one or more objectively determinable performance objectives for such bonus award, based upon one or more of the business criteria set forth in the plan, any of which may be measured in absolute terms, as compared to any incremental increase or as compared to the results of a peer group. The performance objectives (including any adjustments) must be established in writing by the Plan Committee no later than the earlier of (i) the ninetieth day following the commencement of the period of service to which the performance goals relate or (ii) the date preceding the date on which 25% of the period of service (as scheduled in good faith at the time the performance objectives are established) has lapsed; provided that the achievement of such goals must be substantially uncertain at the time such goals are established in writing. Performance periods under the Executive Bonus Plan will be specified by the Plan Committee and may be a fiscal year of Leap or one or more fiscal quarters during a fiscal year.

The Plan Committee, in its discretion, may specify different performance objectives for each bonus award granted under the Executive Bonus Plan. Following the end of the performance period in which the performance objectives are to be achieved, the Plan Committee will, within the time prescribed by Section 162(m) of the Code, determine whether, and to what extent, the specified performance objectives have been achieved for the applicable performance period.

The maximum aggregate amount of all bonus awards granted to any eligible participant under the Executive Bonus Plan for any fiscal year is $1,500,000. The Executive Bonus Plan, however, is not the exclusive means for the Compensation Committee to award incentive compensation to those persons who are eligible for bonus awards under the Executive Bonus Plan and does not limit the Compensation Committee from making additional discretionary incentive awards. The Plan Committee, in its discretion, may reduce or eliminate the bonus amount otherwise payable to an eligible participant under the Executive Bonus Plan.

If an eligible participant’s employment with Leap or a subsidiary is terminated, including by reason of such participant’s death or disability, prior to payment of any bonus award, all of such participant’s rights under the Executive Bonus Plan will terminate and such participant will not have any right to receive any further payments from any bonus award granted under the Executive Bonus Plan. The Plan Committee may, in its discretion, determine what portion, if any, of the eligible participant’s bonus award under the Executive Bonus Plan should be paid if the termination results from such participant’s death or disability.

The Plan Committee or the Board may terminate the Executive Bonus Plan or partially amend or otherwise modify or suspend the Executive Bonus Plan at any time or from time to time, subject to any stockholder approval requirements under Section 162(m) of the Code or other requirements.

Employee Stock Purchase Plan

In September 2005, Leap commenced an Employee Stock Purchase Plan, or the ESP Plan, which allows eligible employees to purchase shares of Leap common stock during a specified offering period. A total of 800,000 shares of common stock were initially reserved for issuance under the ESP Plan. The aggregate number of shares that may be sold pursuant to options granted under the ESP Plan is subject to adjustment for changes in Leap’s capitalization and certain corporate transactions. The ESP Plan is a compensatory plan under FASB ASC Topic 718, Stock Compensation and is administered by the Compensation Committee of the Board. The ESP Plan will be in effect until May 25, 2015, unless the Board terminates the ESP Plan at an earlier date.

Our employees and the employees of our designated subsidiary corporations that customarily work more than 20 hours per week and more than five months per calendar year are eligible to participate in the ESP Plan as of the first day of the first offering period after they become eligible to participate in the ESP Plan. However, no employee is eligible to participate in the ESP Plan if, immediately after becoming eligible to participate, such employee would own or be treated as owning stock (including stock such employee may purchase under options granted under the ESP Plan) representing 5% or more of the total combined voting power or value of all classes of Leap’s stock or the stock of any of its subsidiary corporations.

Under the ESP Plan, shares of Leap common stock are offered during six-month offering periods commencing on each January 1st and July 1st. On the first day of an offering period, an eligible employee is granted a nontransferable option to purchase shares of Leap common stock on the last day of the offering period.

An eligible employee can participate in the ESP Plan through payroll deductions. An employee may elect payroll deductions in any whole percentage (up to 15%) of base compensation, and may decrease or suspend his or her payroll deductions during the offering period. The employee’s cumulative payroll deductions (without interest) can be used to purchase shares of Leap common stock on the last day of the offering period, unless the employee elects to withdraw his or her payroll deductions prior to the end of the period. An employee’s cumulative payroll deductions for an offering period may not exceed $5,000.

The per share purchase price of shares of Leap common stock purchased on the last day of an offering period is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. An employee may purchase no more than 250 shares of Leap common stock during any offering period. Also, an employee may not purchase shares of Leap common stock during a calendar year with a total fair market value of more than $25,000.

In the event of certain changes in Leap’s capitalization or certain corporate transactions involving Leap, the Compensation Committee will make appropriate adjustments to the number of shares that may be sold pursuant to options granted under the ESP Plan and options outstanding under the ESP Plan. The Compensation Committee is authorized to provide for the termination, cash-out, assumption, substitution or accelerated exercise of such options.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2010.

	Option Awards					Stock Awards
						Number of		Market Value
	Number of Securities					Shares or Units		of Shares or
	Underlying			Option	Option	of Stock That		Units of Stock
	Unexercised Options (#)			Exercise	Expiration	Have Not		That Have
Name	Exercisable	Unexercisable(1)		Price	Date	Vested (#)(1)		Not Vested(2)

S. Douglas Hutcheson	68,085	—		$26.55	01/05/2015	37,500		$459,750
	75,901	—		$26.35	02/24/2015	50,000		$613,000
	116,000	—		$60.62	12/20/2016	40,000		$490,400
	50,000	50,000		$51.50	03/25/2018	100,000	(3)	$1,226,000
Walter Z. Berger	25,000	75,000	(4)	$50.13	06/23/2018	38,750	(4)	$475,075
	—	—		—	—	20,000		$245,200
	—	—		—	—	40,000	(3)	$490,400
Jeffrey E. Nachbor	11,730	73,270	(5)	$54.08	05/12/2018	17,240	(5)	$211,362
	—	—		—	—	20,000		$245,200
William D. Ingram	8,970	56,030	(5)	$79.00	09/19/2017	12,930	(5)	$158,522
	11,250	3,750		$51.51	12/22/2017	3,750		$45,975
	—	—		—	—	11,250		$137,925
	—	—		—	—	10,000		$122,600
	—	—		—	—	10,000		$122,600
	—	—		—	—	20,000	(3)	$245,200
Albin F. Moschner	120,160	—		$26.55	01/31/2015	22,500		$275,850
	40,000	—		$34.37	10/26/2015	15,000		$183,900
	30,000	—		$60.62	12/20/2016	25,000		$306,500
	9,000	9,000		$51.51	02/29/2018	20,000		$245,200
	12,500	12,500		$45.69	08/06/2018	40,000	(3)	$490,400

(1)	Except as otherwise set forth in the table, represents our standard form of stock option or restricted stock award for new hires and for additional grants to individuals with existing equity awards. Each stock option vests in four equal annual installments on each of the first four anniversaries of the date of grant. For each restricted stock award, 25% of the award vests on the second and third anniversary of the date of grant and 50% of the award vests on the fourth anniversary of the date of grant. Each award is also subject to certain accelerated vesting upon a termination of the named executive officer’s employment by us without cause or by the executive for good reason within 90 days prior to or 12 months following a change in control, as described under “— Severance, Retention and Change-in-Control Arrangements — Change-in-Control Vesting of Stock Options and Restricted Stock” below.

(2)	Computed by multiplying the closing market price of Leap common stock on December 31, 2010 ($12.26) by the number of shares subject to such stock award.

(3)	The performance-vested restricted stock awards vest in 20% increments on the first, second and third anniversaries of the date of grant and 40% on the fourth anniversary of the date of grant. However, in order for an installment of shares to vest on the dates described above, the average of the closing prices of the Company’s common stock for the prior 30-calendar day period must be greater than $15.75, the closing price of the Company’s common stock on March 15, 2010 when the award was originally granted; otherwise, the installment of shares will remain unvested until the average of the closing prices of the Company’s common stock for any subsequent 30-calendar day period is greater than such amount. As of April 15, 2011, no portion of the awards had vested. Each award is also subject to certain accelerated vesting upon a termination of the named executive officer’s employment by us without cause or by the executive for good reason within 90 days prior to or 12 months following a change in control, as described under “— Severance, Retention and Change-in-Control Arrangements — Change-in-Control Vesting of Stock Options and Restricted Stock” below.

(4)	50,000 of the stock options granted vest in four equal annual installments on each of the first four anniversaries of the date of grant, and the remaining 50,000 options vest in two equal annual installments, with 50% of the options vesting on the third anniversary of the date of grant and 50% of the options vesting on the fourth anniversary of the date of grant. With respect to the restricted stock award, 25,000 of the shares vest over a four-year period, with 25% of the award vesting on the second and third anniversaries of the date of grant and 50% on the fourth anniversary of the date of grant. For the remaining 20,000 shares subject to the restricted stock award, 50% of the shares vest on the third and fourth anniversaries of the date of grant. Each award is also subject to certain accelerated vesting upon a termination of Mr. Berger’s employment by us without cause or by the executive for good reason within 90 days prior to or 12 months following a change in control, as described under “— Severance, Retention and Change-in-Control Arrangements — Change-in-Control Vesting of Stock Options and Restricted Stock” below.

(5)	Represents our standard form of stock option or restricted stock award for new equity grants to new hires between January 2007 and May 2008. The award vests on the fifth anniversary of the date of grant, subject to performance-based accelerated vesting in increments ranging from 10% to 30% of the applicable award per year if Leap met certain performance targets for our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA and net customer additions for fiscal 2008, 2009 and 2010.

Based upon adjusted EBITDA and net customer additions achieved by Leap in fiscal 2008, approximately 13.8% of the shares underlying the applicable awards vested on an accelerated basis. For 2008, the performance targets to entitle 20% of the shares underlying the awards to vest on an accelerated basis were: (a) approximately $425 million of adjusted EBITDA; and (ii) 986,000 net customer additions; and the threshold levels, below which no accelerated performance-based vesting would occur, were: (i) approximately 94% of the adjusted EBITDA target; and (b) approximately 90% of the net customer additions target.

Based upon adjusted EBITDA and net customer additions achieved by Leap in fiscal 2009, there was no additional accelerated vesting for any portion of our stock options and restricted stock. For fiscal 2009, the performance targets to entitle 20% of the shares underlying the awards to vest on an accelerated basis were: (a) approximately $680 million of adjusted EBITDA; and (ii) 2,316,600 net customer additions; and the threshold levels, below which no accelerated performance-based vesting would occur, were: (i) approximately 80% of the adjusted EBITDA target; and (b) approximately 92% of the net customer additions target.

Based upon adjusted EBITDA and net customer additions achieved by Leap in fiscal 2010, there was no additional accelerated vesting for any portion of our stock options and restricted stock. For fiscal 2010, the performance targets to entitle 20% of the shares underlying the awards to vest on an accelerated basis were: (a) approximately $1,447 million of adjusted EBITDA; and (ii) 1,466,400 net customer additions; and the threshold levels, below which no accelerated performance-based vesting would occur, were: (i) approximately 85% of the adjusted EBITDA target; and (b) approximately 91% of the net customer additions target.

The award is also subject to certain accelerated vesting upon a change in control, or a termination of the named executive officer’s employment by us without cause or by the executive for good reason within 90 days prior to or 12 months following a change in control, as described under “— Severance, Retention and Change-in-Control Arrangements — Change-in-Control Vesting of Stock Options and Restricted Stock” below.

2010 Stock Vested

The following table provides information on awards of restricted stock held by our named executive officers that vested during the fiscal year ended December 31, 2010. None of our named executive officers exercised any options to purchase shares of our common stock during the fiscal year ended December 31, 2010.

	Stock Awards
	Number of Shares
	Acquired on	Value Realized on
Name	Vesting (#)	Vesting(1)

S. Douglas Hutcheson	25,000	$357,373
Walter Z. Berger	6,250	$89,437
Jeffrey E. Nachbor	—	—
William D. Ingram	5,625	$77,118
Albin F. Moschner	29,500	$351,392

(1)	The value realized upon vesting of a restricted stock award is calculated based on the number of shares vesting multiplied by the difference between the fair market value per share of our common stock on the vesting date less the purchase price per share.

Severance, Retention and Change-in-Control Arrangements

We have entered into arrangements with our executives whereby they may receive certain additional benefits in the event that their employment with us were to terminate or in connection with the occurrence of a change in control.

Under our severance arrangements, as described further below, we have agreed to provide our executives with certain benefits in the event that their employment were involuntarily or constructively terminated. These severance benefits are designed to alleviate the financial impact of an involuntary termination through salary, bonus and health benefit continuation and with the intent of providing for a stable work environment. We believe that it is important that we provide reasonable severance benefits to our executive officers because it may be difficult for them to find comparable employment within a short period of time following certain qualifying terminations.

We have also entered into retention arrangements with our executives, as described further below, whereby they may receive certain benefits in connection with the occurrence of a change in control. Under the retention arrangements we have entered into, our executives may receive cash awards in the event that a change in control of our company were to occur on or before March 2012. In addition, all or portions of the stock option and restricted stock awards held by our executives may vest on an accelerated basis in connection with the occurrence of a change in control. We provide these change-in-control arrangements as a means of reinforcing and encouraging the continued attention and dedication of senior management during periods of uncertainty or speculation. We also believe that these benefits help encourage senior management to pursue potential change-in-control transactions that may be in the best interests of Leap’s stockholders.

We extend these severance, continuity and change-in-control benefits to senior management because they are essential to help us fulfill our objectives of attracting and retaining key managerial talent. These arrangements are intended to be competitive within our industry and company size and to attract highly qualified individuals and encourage them to remain with us. These arrangements form an integral part of the total compensation that we provide to these individuals and are considered by the Compensation Committee when determining executive officer compensation. The decision to offer these benefits, however, did not influence the Compensation Committee’s determinations concerning other direct compensation or benefit levels.

Severance Arrangements

The terms of our severance arrangement with our CEO, S. Douglas Hutcheson, are set forth in his employment agreement and described above in “Discussion of Summary Compensation and Grants of Plan-Based Awards Tables — Amended and Restated Executive Employment Agreement with S. Douglas Hutcheson.”

With respect to our other members of senior management, Cricket and Leap has entered into Severance Benefits Agreements with our executive vice presidents and senior vice presidents. The terms of the Severance

Benefit Agreements automatically extend for a one-year period each December 31, unless notice of termination is provided to the executive no later than January 1st of the preceding year. Under the agreements, in the event that the executive were to be terminated other than for cause or if he or she were to resign with good reason, he or she would be entitled to receive severance benefits consisting of the following: (1) any unpaid portion of his or her salary and accrued benefits earned up to the date of termination; (2) a lump sum payment equal to his or her then current annual base salary and target bonus, multiplied by 1.5 for executive vice presidents and senior vice presidents who are executive officers; and (3) the cost of continuation health coverage (COBRA) for a period of 18 months for executive vice presidents and senior vice presidents who are executive officers (or, if shorter, until the time when the respective officer is eligible for comparable coverage with a subsequent employer). In consideration for these benefits, the officers would provide a general release to Leap and its operating subsidiary, Cricket, prior to receiving severance benefits, and would agree not to solicit any of our employees and would maintain the confidentiality of our information for three years following their respective termination dates.

For purposes of the Severance Benefit Agreements, “cause” is generally defined to include: (i) the officer’s willful neglect of or willful failure substantially to perform his or her duties with Cricket (or its parent or subsidiaries), after written notice and the officer’s failure to cure; (ii) the officer’s willful neglect of or willful failure substantially to perform the lawful and reasonable directions of the board of directors of Cricket (or of any parent or subsidiary of Cricket which employs the officer or for which the officer serves as an officer) or of the individual to whom the officer reports, after written notice and the officer’s failure to cure; (iii) the officer’s commission of an act of fraud, embezzlement or dishonesty upon Cricket (or its parent or subsidiaries); (iv) the officer’s material breach of his or her confidentiality and inventions assignment agreement or any other agreement between the officer and Cricket (or its parent or subsidiaries), after written notice and the executive’s failure to cure; (v) the officer’s conviction of, or plea of guilty or nolo contendere to, the commission of a felony or other illegal conduct that is likely to inflict or has inflicted material injury on the business of Cricket (or its parent or subsidiaries); or (vi) the officer’s gross misconduct affecting or material violation of any duty of loyalty to Cricket (or its parent or subsidiaries). For purposes of the Severance Benefit Agreements, “good reason” is generally defined to include the occurrence of any of the following circumstances, unless cured within thirty days after Cricket’s receipt of written notice of such circumstance from the officer: (i) a material diminution in the officer’s authority, duties or responsibilities with Cricket (or its parent or subsidiaries), including the continuous assignment to the officer of any duties materially inconsistent with his or her position, a material negative change in the nature or status of his or her responsibilities or the conditions of his or her employment with Cricket (or its parent or subsidiaries); (ii) a material diminution in the officer’s annualized cash and benefits compensation opportunity, including base compensation, annual target bonus opportunity and aggregate employee benefits; (iii) a material change in the geographic location at which the officer must perform his or her duties, including any involuntary relocation of Cricket’s offices (or its parent’s or subsidiaries’ offices) at which the officer is principally employed to a location that is more than 60 miles from such location; or (iv) any other action or inaction that constitutes a material breach by Cricket (or its parent or subsidiaries) of its obligations to the officer under his or her Severance Benefit Agreement.

Cash Retention Arrangements

In March 2010, we entered into retention arrangements with members of senior management, including our named executive officers. In light of the significant public speculation regarding the competitive and strategic landscape in the wireless industry in early 2010, the Compensation Committee determined that it was important to provide senior management with sufficient, future incentives to remain with the Company for a period of time following any change in control to help ensure any orderly transition. The retention awards would be paid only if a change in control occurred before March 8, 2012 and the Board approved the payments, after which one-third of the award would be paid in cash upon the closing of any such change in control and the remaining two-thirds would be paid at the six month anniversary of the closing. If these conditions were satisfied, cash awards would be made to our named executive officers in the following amounts: Mr. Hutcheson, $1,125,000; Mr. Berger, $750,000; Mr. Nachbor, $327,000; and Mr. Ingram, $450,000. Mr. Moscher retired as our executive vice president and COO in January 2011 and is no longer eligible to receive a retention award. By tying payment of the awards to the consummation of a change of control and requiring approval of our Board, the Compensation Committee intended that the value of any future award would depend upon the closing of a transaction in which our stockholders receive value, thus further aligning management’s interests with those of our stockholders.

In order to be eligible to receive a cash award, an executive must continue to be employed by us on the date of each such payment (subject to the accelerated payment provisions described below). If an executive’s employment were terminated by us other than for cause or by the executive for good reason within 90 days prior to or six months following a change in control, or if he or she dies or becomes permanently disabled following a change in control, then any unpaid portion of the award would be paid to the executive upon the executive’s termination of employment or, if later, within ten days following the change in control. The terms “cause” and “good reason” are defined in the retention agreements and are substantially similar to the definitions of such terms found in the Severance Benefit Agreements, as described above. The term “change in control” generally has the meaning given to such term under the 2004 Stock Plan.

Change-in-Control Vesting of Stock Options and Restricted Stock

The stock option and restricted stock awards granted to our named executive officers will become exercisable and/or vested on an accelerated basis in connection with certain changes in control. The period over which the award vests or becomes exercisable after a change in control varies depending upon the date that the award was granted and the date of the change in control.

Under the forms of stock option and restricted stock award agreements for new equity grants to new hires that we used between October 2005 and May 2008, which generally provide for five-year cliff vesting with possible accelerated vesting based on achievement of adjusted EBITDA and net customer additions performance objectives, in the event of a change in control, one-third of the unvested portion of such award would vest and/or become exercisable on the date of the change in control. In the event the named executive officer were providing services to us as an employee, director or consultant on the first anniversary of the change in control, an additional one-third of the unvested portion of such award (measured as of immediately prior to the change in control) would vest and/or become exercisable on such date. In the event that a named executive officer were providing services to us as an employee, director or consultant on the second anniversary of the change in control, the entire remaining unvested portion of such award would vest and/or become exercisable on such date.

In the case of all of our outstanding stock option and restricted stock award agreements, in the event a named executive officer’s employment were terminated by us other than for cause, or if the named executive officer resigned with good reason, during the period commencing 90 days prior to a change in control and ending 12 months after such change in control, each stock option and restricted stock award would automatically accelerate and become exercisable and/or vested as to any remaining unvested shares subject to such stock option or restricted stock award on the later of (i) the date of termination of employment or (ii) the date of the change in control. Under the forms of stock option and restricted stock award agreements that we have generally used for refresher grants since December 2007, this is the only means by which the underlying awards would vest or become exercisable in connection with a change in control.

The terms “cause” and “good reason” are defined in the applicable award agreements and are substantially similar to the definitions of such terms found in the Severance Benefit Agreements, as described above. The term “change in control” is defined in the 2004 Stock Plan.

Except as otherwise described above, a named executive officer would be entitled to accelerated vesting and/or exercisability in the event of a change in control only if he or she were an employee, director or consultant on the effective date of such accelerated vesting and/or exercisability.

Potential Change-in-Control and Severance Payments

The following table summarizes potential change-in-control and severance payments that could be made to our named executive officers. The four right-hand columns describe the payments that would apply in four different potential scenarios:

(1) a termination of employment as a result of the named executive officer’s voluntary resignation without good reason or his termination by us for cause;

(2) a change in control without a termination of employment;

(3) a termination of employment as a result of the named executive officer’s resignation for good reason or termination of employment by us other than for cause, in each case within 90 days before or within a year after a change in control; and

(4) a termination of employment as a result of the named executive officer’s resignation for good reason or termination of employment by us other than for cause, in each case not within 90 days before and not within 12 months after a change in control.

The table assumes that the termination or change in control occurred on December 31, 2010 and reflects benefits that were payable under Mr. Hutcheson’s employment agreement, our named executive officers’ Severance Benefit Agreements and the cash retention arrangements approved by the Compensation Committee in March 2010.

						Payment in the
					Payment in the	Case of a
					Case of a	Termination
					Termination	Other than
					Other than	for Cause or
		Payment in the			for Cause or	with Good
		Case of a			with Good	Reason,
		Voluntary			Reason, if	Not Within 90 Days
		Termination	Payment in the		Within 90 Days	Prior to and
		without Good	Case of a Change		Prior to or	Not Within 12
		Reason or	in Control		Within 12 Months	Months
		Termination for	Without		Following a	Following a
Name	Benefit Type	Cause	Termination		Change in Control	Change in Control

S. Douglas Hutcheson	Accrued Salary(1)	$14,423	—		$14,423	$14,423
	Accrued PTO(2)	$265,385	—		$265,385	$265,385
	Cash Severance(3)	—	—		$3,000,000	$3,000,000
	COBRA Payments(4)	—	—		$50,717	$50,717
	Value of Equity Award Acceleration	—	—		$2,789,141 (5)	—
	Excise Tax Gross-Up Payment	—	—		$1,000,000 (6)	—
	Cash Retention Award	—	$1,125,000	(7)	$1,125,000 (7)	—
	Total Value:	$279,808	$1,125,000		$8,244,666	$3,330,525
Walter Z. Berger	Accrued Salary(1)	$10,192	—		$10,192	$10,192
	Accrued PTO(2)	$97,782	—		$97,782	$97,782
	Cash Severance(8)	—	—		$1,431,000	$1,431,000
	COBRA Payments(4)	—	—		$38,038	$38,038
	Value of Equity Award Acceleration	—	—		$1,210,671 (5)	—
	Cash Retention Award	—	$750,000	(7)	$750,000 (7)	—
	Total Value:	$107,974	$750,000		$3,537,683	$1,577,012
Jeffrey E. Nachbor	Accrued Salary(1)	$6,294	—		$6,294	$6,294
	Accrued PTO(2)	$52,674	—		$52,674	$52,674
	Cash Severance(8)	—	—		$809,979	$809,979
	COBRA Payments(4)	—	—		$38,038	$38,038
	Value of Equity Award Acceleration	—	$70,441	(9)	$456,545 (5)	—
	Cash Retention Award	—	$327,264	(7)	$327,264 (7)	—
	Total Value:	$58,968	$397,705		$1,690,794	$906,985
William D. Ingram	Accrued Salary(1)	$5,769	—		$5,769	$5,769
	Accrued PTO(2)	$24,857	—		$24,857	$24,857
	Cash Severance(8)	—	—		$742,436	$742,436
	COBRA Payments(4)	—	—		$38,038	$38,038
	Value of Equity Award Acceleration	—	$52,835	(9)	$832,819 (5)	—
	Cash Retention Award	—	$450,000	(7)	$450,000 (7)	—
	Total Value:	$30,626	$502,835		$2,093,919	$811,100
Albin F. Moschner	Accrued Salary(1)	$9,615	—		$9,615	$9,615
	Accrued PTO(2)	$39,010	—		$39,010	$39,010
	Cash Severance(8)	—	—		$1,425,000	$1,425,000
	COBRA Payments(4)	—	—		$38,038	$38,038
	Value of Equity Award Acceleration	—	—		$1,501,844 (5)	—
	Cash Retention Award	—	$750,000	(7)	$750,000 (7)	—
	Total Value:	$48,625	$750,000		$3,763,507	$1,511,663

(1)	Represents earned but unpaid salary as of December 31, 2010.

(2)	Represents accrual for paid time off that had not been taken as of December 31, 2010.

(3)	Represents two times the sum of (a) Mr. Hutcheson’s annual base salary as of December 31, 2010 plus (b) the target amount of his annual bonus for 2010. This amount excludes potential payments of $1,500 per day that Mr. Hutcheson could receive for providing consulting services at Leap’s request after a resignation for good reason.

(4)	Amounts shown equal an aggregate of 24 months of COBRA payments for Mr. Hutcheson and 18 months of COBRA payments for the other named executive officers.

(5)	Represents the value of those awards that would vest as a result of the executive’s termination of employment by us other than for cause or by the named executive officer for good reason within 90 days prior to or within 12 months following a change in control. This value assumes that the change in control and the date of termination occur on December 31, 2010, and, therefore, that the vesting of such award was not previously accelerated as a result of a change in control. The value of such awards was calculated assuming a price per share of our common stock of $12.26, which represents the closing market price of our common stock as reported on the NASDAQ Global Select Market on December 31, 2010.

(6)	Represents the maximum excise tax gross-up payment to which Mr. Hutcheson may be entitled pursuant to his Executive Employment Agreement. The actual amount of any such excise tax gross-up payment may be less than the estimated amount. The excise tax gross-up payment takes into account the severance payments and benefits that would be payable to Mr. Hutcheson upon his termination of employment by Cricket without cause or his resignation with good reason and assumes that such payments would constitute excess parachute payments under Section 280G of the Code, resulting in excise tax liability. See “Severance, Retention and Change-in-Control Arrangements” above. It also assumes that Mr. Hutcheson would continue to provide consulting services to the Company for three days per month for a one-year period after his resignation with good reason, for a fee of $1,500 per day. Such potential consulting fees are not reflected in the amounts shown in the table above.

(7)	Represents the cash retention award approved by the Compensation Committee on March 4, 2010. If there is a change in control (as defined in the 2004 Stock Plan) at any time before March 8, 2012 and the Board approves the payment of the award upon the completion of such change in control, then one-third of the award will be paid in cash upon such change in control, and two-thirds of the award will be paid upon the six month anniversary of such change in control. In order to be eligible to receive an award, an executive must continue to be employed by the Company on the date of each such payment (subject to the accelerated payment provisions described below.) If an executive’s employment is terminated by the Company other than for cause or by the executive for good reason within 90 days prior to or six months following a change in control, then any unpaid portion of the award will be paid to the executive upon the executive’s termination of employment. The full potential cash amount for each named executive officer is reflected in this column.

(8)	Represents one-and-one-half times the sum of (a) the executive’s annual base salary as of December 31, 2010 plus (b) the target amount of his annual bonus for 2010.

(9)	Represents the value of those awards that would vest as a result of a change in control occurring on December 31, 2010, without any termination of employment. The value of such awards was calculated assuming a price per share of our common stock of $12.26, which represents the closing market price of our common stock as reported on the NASDAQ Global Select Market on December 31, 2010.

Director Compensation

Compensation Arrangements

In February 2006, our Board approved an annual compensation package for non-employee directors consisting of a cash component and an equity component. The cash component is paid, and the equity component is awarded, each year following Leap’s annual meeting of stockholders.

•	For the cash component, each of our non-employee directors receives annual cash compensation of $40,000. The Chairman of the Board receives additional cash compensation of $20,000; the Chairman of the Audit Committee receives additional cash compensation of $15,000; and the Chairmen of the Compensation

Committee and the Nominating and Corporate Governance Committee each receive additional cash compensation of $5,000.

•	For the equity component, each of our non-employee directors receives an annual award of $100,000 of restricted shares of Leap common stock pursuant to the 2004 Stock Plan. The purchase price for each share of Leap common stock is equal to par value or such share is issued for no purchase price in exchange for services previously rendered to Leap. Each such share is valued at fair market value (as defined in the 2004 Stock Plan) on the date of grant. Each award vests in equal installments on each of the first, second and third anniversaries of the date of grant. All unvested shares under each award will vest upon a change in control (as defined in the 2004 Stock Plan).

From time to time, the Board also pays additional compensation to directors for service on special committees of the Board. We also reimburse directors for reasonable and necessary expenses, including their travel expenses incurred in connection with attendance at Board and committee meetings.

In November 2009, we added three new directors to the Board: John H. Chapple, Ronald J. Kramer and William A. Roper, Jr. In connection with their appointment to the Board, the new directors received the standard annual cash retainer fee (pro-rated for their initial partial year of service). In addition, the new directors received initial grants of $200,000 of restricted shares of our common stock under our 2004 Stock Plan and will be entitled to receive the standard annual award of $100,000 of restricted shares of our common stock if they are re-elected at our 2011 annual meeting of stockholders. The shares underlying the initial grant vest, and any subsequent additional grants will vest, in equal installments on each of the first, second and third anniversaries of the date of grant and all unvested shares will vest upon a change in control (as defined in the 2004 Stock Plan). Each of the directors also received $80,000 of additional cash fees in 2010 for their service on a special committee of the Board that reviewed and evaluated strategic opportunities.

In April 2010, the Board approved additional compensation for our directors in the form of per-meeting fees. Beginning in January 2010, directors receive a fee of $1,000 to $2,000 (depending on the length of the meeting) for each Board meeting they attend in excess of the first four meetings of the year and for each meeting of any standing committee of the Board they attend in excess of the first four meetings of the year. The per-meeting fee is paid in arrears on a quarterly basis in restricted shares of our common stock pursuant to the 2004 Stock Plan. The shares underlying the grants vest on the first anniversary of the date of grant and all unvested shares will vest upon a change in control (as defined in the 2004 Stock Plan). The shares underlying the grants will also vest if the director is not nominated for reelection at the annual meeting of stockholders following the grant date.

2010 Director Compensation

The following table sets forth certain compensation information with respect to each of the members of our Board for the fiscal year ended December 31, 2010, other than Mr. Hutcheson whose compensation relates to his service as president and CEO and who does not receive additional compensation in his capacity as a director.

	Fees Earned or Paid
Name	in Cash	Stock Awards(1)	Total

John H. Chapple	$120,000	$9,000	$129,000
John D. Harkey, Jr.	$40,000	$113,991	$153,991
Ronald J. Kramer	$120,000	$13,990	$133,990
Robert V. LaPenta	$40,000	$113,991	$153,991
Mark H. Rachesky, M.D.	$65,000	$112,993	$177,993
William A. Roper, Jr.	$120,000	$10,995	$130,995
Michael B. Targoff	$55,000	$118,997	$173,997

(1)	Represents the full grant date fair value of restricted stock awards granted to our non-employee directors in 2010, computed in accordance with FASB ASC Topic 718, Stock Compensation. For information regarding assumptions made in connection with this valuation, please see Note 12 to our consolidated financial statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

On May 21, 2010, we granted 6,135 shares of restricted stock to Messrs. Harkey, LaPenta, Rachesky and Targoff following our 2010 annual meeting of stockholders. The full grant date fair value of each of these awards, computed in accordance with FASB ASC Topic 718, was $100,001. Each award of restricted stock will vest in equal installments on each of the first, second and third anniversaries of the date of grant. All unvested shares of restricted stock under each award will vest upon a change in control (as defined in the 2004 Stock Plan).

In addition, on the following dates during 2010, we granted the following shares of restricted stock to our directors in the form of per-meeting fees (and the full grant date fair value of each award, computed in accordance with FASB ASC Topic 718, is shown in parentheses after each award): (a) April 14, 2010: Dr. Rachesky, 165 shares ($2,993); Mr. Harkey, 165 shares ($2,993); Mr. Kramer, 165 shares ($2,993); Mr. LaPenta, 165 shares ($2,993); Mr. Roper, 110 shares ($1,995); and Mr. Targoff, 220 shares ($3,991); (b) July 14, 2010: Dr. Rachesky, 149 shares ($1,997); Mr. Chapple, 149 shares ($1,997); Mr. Harkey, 149 shares ($1,997); Mr. Kramer, 149 shares ($1,997); Mr. LaPenta, 149 shares ($1,997); Mr. Roper, 149 shares ($1,997); and Mr. Targoff, 299 shares ($4,007); and (c) October 14, 2011: Dr. Rachesky, 697 shares ($8,002); Mr. Chapple, 610 shares ($7,003); Mr. Harkey, 784 shares ($9,000); Mr. Kramer, 784 shares ($9,000); Mr. LaPenta, 784 shares ($9,000); Mr. Roper, 610 shares ($7,003); and Mr. Targoff, 958 shares ($10,998). The shares underlying the grants vest on the first anniversary of the date of grant and all unvested shares will vest upon a change in control (as defined in the 2004 Stock Plan). The shares underlying the grants will also vest if the director is not nominated for reelection at the annual meeting of stockholders following the grant date.

The aggregate number of unvested restricted stock awards outstanding at the end of 2010 for each non-employee director were as follows: John H. Chapple, 10,739; John D. Harkey, Jr., 9,521; Ronald J. Kramer, 11,078; Robert V. LaPenta, 9,521; Mark H. Rachesky, M.D., 9,434; William A. Roper, Jr., 10,849; and Michael B. Targoff, 9,900.

No options to purchase shares of our common stock were granted to our directors during the fiscal year ended December 31, 2010. The aggregate number of stock option awards that were outstanding at the end of 2010 for each non-employee director were as follows: John D. Harkey, Jr., 2,500; Robert V. LaPenta, 12,500; Mark H. Rachesky, M.D., 40,200; and Michael B. Targoff, 4,500. These option grants were made to our non-employee directors in March 2005, and there have been no option grants to our non-employee directors since that time.

Compensation Committee Interlocks and Insider Participation

The current members of Leap’s Compensation Committee are Mr. Chapple, Dr. Rachesky and Mr. Targoff. Neither of these directors has at any time been an officer or employee of Leap or any of its subsidiaries.

In August 2004, we entered into a registration rights agreement with certain holders of Leap’s common stock, including MHR Institutional Partners II LP and MHR Institutional Partners IIA LP (which entities are affiliated with Dr. Rachesky, Leap’s Chairman of the Board), whereby we granted them registration rights with respect to the shares of common stock issued to them on the effective date of Leap’s plan of reorganization.

In September 2009, we entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP (collectively, the “MHR Entities”), pursuant to which the parties amended and restated the original registration rights agreement. Each of the MHR Entities is a shareholder of Leap and an affiliate of Dr. Rachesky. Under the Amended and Restated Registration Rights Agreement, we are required to maintain a resale shelf registration statement, pursuant to which these holders may sell their shares of common stock on a delayed or continuous basis. In addition, the MHR Entities have certain demand registration rights and the right in certain circumstances to include their Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement) in registration statements that we file for public offerings of our common stock. The Amended and Restated Registration Rights Agreement also revised the definition of “Additional Holder” under the agreement to include affiliates of any “Holder” under the agreement, amended the definition of “Registrable Securities” to include shares of our common stock held by any Holder now or from time to time in the future, and required us no later than December 2, 2009 and thereafter upon request, to register the resale on a delayed or continuous basis of Registrable Securities held or acquired by the Holders that are not the subject of an existing resale shelf registration statement. We subsequently filed a registration statement to register the resale of all of the shares of common stock held by the MHR Entities that were not then the subject of an existing resale shelf registration statement. Under the Amended and Restated Registration Rights Agreement, we are obligated to pay all the expenses of registration, other than underwriting fees, discounts and commissions. The Amended and Restated Registration Rights Agreement contains cross-indemnification provisions, pursuant to which we are obligated to indemnify the selling stockholders in the event of material misstatements or omissions in a registration statement that are attributable to us, and they are obligated to indemnify us for material misstatements or omissions attributable to them.

Compensation Committee Report*

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on such review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our proxy statement for our 2011 Annual Meeting of Stockholders.

COMPENSATION COMMITTEE

John H. Chapple
Mark H. Rachesky, M.D.
Michael B. Targoff

*	The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made on, before, or after the date of the filing of this Amendment No. 1, and irrespective of any general incorporation language in such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table contains information about the beneficial ownership of our common stock as of April 15, 2011 for:

•	each stockholder known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The percentage of ownership indicated in the following table is based on 78,653,765 shares of common stock outstanding on April 15, 2011.

Information with respect to beneficial ownership has been furnished by each director and officer, and with respect to beneficial owners of more than 5% of our common stock, by Schedules 13D and 13G, filed with the SEC by them. Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 15, 2011 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Number of	Percent of
5% Stockholders, Directors and Officers(1)	Shares	Total

Entities affiliated with MHR Fund Management LLC(2)	15,537,869	19.8
Wellington Management Company, LLP(3)	10,138,998	12.9
Capital Research Global Investors(4)	8,509,252	10.8
Penn Capital Management(5)	4,180,182	5.3
Mark H. Rachesky, M.D.(6)(7)	15,593,581	19.8
John H. Chapple(7)	16,024	*
John D. Harkey, Jr.(7)	67,805	*
Ronald J. Kramer(7)	16,363	*
Robert V. LaPenta(7)(8)	42,805	*
William A. Roper, Jr.(7)	16,134	*
Michael B. Targoff(7)	20,331	*
S. Douglas Hutcheson(9)	648,222	*
Walter Z. Berger(10)	127,708	*
Albin F. Moschner(11)	373,523	*
Jeffrey E. Nachbor(12)	52,010	*
William D. Ingram(13)	92,075	*
All directors and executive officers as a group (16 persons)	17,564,297	22.3

*	Represents beneficial ownership of less than 1.0% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address for each person or entity named below is c/o Leap Wireless International, Inc., 5887 Copley Drive, San Diego, California 92111.

(2)	Consists of (a) 353,420 shares of common stock held for the account of MHR Capital Partners Master Account LP, a limited partnership organized in Anguilla, British West Indies (“Master Account”); (b) 42,514 shares of common stock held for the account of MHR Capital Partners (100) LP, a Delaware limited partnership (“Capital Partners (100)”); (c) 3,340,378 shares of common stock held for the account of MHR Institutional

Partners II LP, a Delaware limited partnership (“Institutional Partners II”); (d) 8,415,428 shares of common stock held for the account of MHR Institutional Partners IIA LP, a Delaware limited partnership (“Institutional Partners IIA”); and (e) 3,386,129 shares of common stock held for the account of MHR Institutional Partners III LP, a Delaware limited partnership (“Institutional Partners III”). MHR Advisors LLC (“Advisors”) is the general partner of each of Master Account and Capital Partners (100), and in such capacity, may be deemed to be the beneficial owner of the shares of common stock held by Master Account and Capital Partners (100). MHR Institutional Advisors II LLC (“Institutional Advisors II”) is the general partner of Institutional Partners II and Institutional Partners IIA, and in such capacity, may be deemed to be the beneficial owner of the shares of common stock held by Institutional Partners II and Institutional Partners IIA. MHR Institutional Advisors III LLC (“Institutional Advisors III”) is the general partner of Institutional Partners III, and in such capacity, may be deemed to be the beneficial owner of the shares of common stock held by Institutional Partners III. MHR Fund Management LLC (“Fund Management”) has entered into an investment management agreement with Master Account, Capital Partners (100), Institutional Partners II, Institutional Partners IIA and Institutional Partners III and thus may be deemed to be the beneficial owner of all of the shares of common stock held by all of these entities. The address for each of these entities is 40 West 57th Street, 24th Floor, New York, New York 10019.

(3)	Wellington Management Company, LLP, in its capacity as an investment adviser in accordance with Section 240.13d-1(b)(1)(ii)(E), may be deemed to beneficially own 10,138,998 shares which are held of record by clients of Wellington Management Company, LLP. Wellington Management Company, LLP has shared voting power with respect to 8,409,134 shares and has shared dispositive power with respect to 10,138,998 shares. The address for Wellington Management Company is 280 Congress Street, Boston, Massachusetts 02210.

(4)	These securities are owned by Capital Research Global Investors, an investment adviser in accordance with Section 240.13d-1(b)(1)(ii)(E). The address for Capital Research Global Investors is 333 South Hope Street, Los Angeles, California 90071.

(5)	These securities are owned by Penn Capital Management, an investment adviser in accordance with Section 240.13d-1(b)(1)(ii)(E). The address for Penn Capital Management is Navy Yard Corporate Center, Three Crescent Drive, Suite 400, Philadelphia, Pennsylvania 19112.

(6)	Consists of (a) all of the shares of common stock otherwise described in footnote 2 by virtue of Dr. Rachesky’s position as the managing member of each of Fund Management, Advisors, Institutional Advisors II and Institutional Advisors III; (b) 40,200 shares of common stock issuable upon exercise of options and 10,023 shares of restricted stock, as further described in footnote 7; and (c) 5,489 shares of common stock which were previously granted as shares of restricted stock and which have vested. The address for Dr. Rachesky is 40 West 57th Street, 24th Floor, New York, New York 10019.

(7)	Includes (a) shares issuable upon exercise of vested stock options, as follows: Dr. Rachesky, 40,200 shares; Mr. Harkey, 2,500 shares; Mr. Targoff, 4,500 shares; and Mr. LaPenta, 12,500 shares; (b) restricted stock awards which vest in three equal installments on May 30, 2009, 2010 and 2011, as follows: Dr. Rachesky, 1,740 shares; Mr. Harkey, 1,740 shares; Mr. Targoff, 1,740 shares; and Mr. LaPenta, 1,740 shares; (c) restricted stock awards which vest in three equal installments on May 22, 2010, 2011 and 2012, as follows: Dr. Rachesky, 2,563 shares; Mr. Harkey, 2,563 shares; Mr. Targoff, 2,563 shares; and Mr. LaPenta, 2,563 shares; (d) restricted stock awards which vest in three equal installments on November 2, 2010, 2011 and 2012, as follows: Mr. Chapple, 14,970 shares; Mr. Kramer, 14,970 shares; and Mr. Roper, 14,970 shares; (e) restricted stock awards which vest in three equal installments on May 21, 2011, 2012 and 2013, as follows: Dr. Rachesky, 6,135 shares; Mr. Harkey, 6,135 shares; Mr. Targoff, 6,135 shares; and Mr. LaPenta, 6,135 shares; (f) restricted stock awards which vest on July 14, 2011, as follows: Dr. Rachesky, 149 shares; Mr. Chapple, 149 shares; Mr. Harkey, 149 shares; Mr. Kramer, 149 shares; Mr. LaPenta, 149 shares; Mr. Roper, 149 shares; and Mr. Targoff, 299 shares; (g) restricted stock awards which vest on October 14, 2011, as follows: Dr. Rachesky, 697 shares; Mr. Chapple, 610 shares; Mr. Harkey, 784 shares; Mr. Kramer, 784 shares; Mr. LaPenta, 784 shares; Mr. Roper, 610 shares; and Mr. Targoff, 958 shares; and (h) restricted stock awards which vest on January 14, 2012, as follows: Dr. Rachesky, 589 shares; Mr. Chapple, 295 shares; Mr. Harkey, 295 shares; Mr. Kramer, 295 shares; Mr. LaPenta, 295 shares; Mr. Roper, 295 shares; and Mr. Targoff, 442 shares.

(8)	Includes 5,000 shares held by a corporation which is wholly owned by Mr. LaPenta. Mr. LaPenta has the power to vote and dispose of such shares by virtue of his serving as an officer and director thereof.

(9)	Includes (a) restricted stock awards for 25,000 shares which vest on March 25, 2012; (b) restricted stock awards for 37,500 shares, of which 12,500 shares vest on April 14, 2012 and 25,000 shares vest on April 14, 2013; (c) restricted stock awards for 40,000 shares of which 10,000 shares vest on March 15, 2012, 10,000 shares vest on March 15, 2013 and 20,000 shares vest on March 15, 2014; and (d) restricted stock awards for 100,000 shares, of which 20,000 shares vest on March 15, 2011, 20,000 shares vest on March 15, 2012, 20,000 shares vest on March 15, 2013 and 40,000 shares vest on March 15, 2014, subject in each case to the achievement of certain performance-based vesting conditions, which conditions had not occurred as of April 15, 2011. Also includes 334,986 shares issuable upon exercise of vested stock options.

(10)	Includes (a) restricted stock awards for 18,750 shares, of which 6,250 shares vest on June 23, 2011 and 12,500 shares vest on June 23, 2012; (b) restricted stock awards for 20,000 shares of which 10,000 shares vest on June 23, 2011 and 10,000 shares vest on June 23, 2012; (c) restricted stock awards for 20,000 shares, of which 5,000 shares vest on March 15, 2012, 5,000 shares vest on March 15, 2013 and 10,000 shares vest on March 15, 2014; and (d) restricted stock awards for 40,000 shares, of which 8,000 shares vest on March 15, 2011, 8,000 shares vest on March 15, 2012, 8,000 shares vest on March 15, 2013 and 16,000 shares vest on March 15, 2014, subject to certain performance-based vesting conditions, which conditions had not occurred as of April 15, 2011. Also includes 25,000 shares issuable upon exercise of vested stock options.

(11)	Includes (a) restricted stock awards for 15,000 shares which vest on February 29, 2012; (b) restricted stock awards for 15,000 shares, of which 5,000 shares vest on August 6, 2011 and 10,000 shares vest on August 6, 2012; (c) restricted stock awards for 18,750 shares, of which 6,250 shares vest on April 14, 2012 and 12,500 shares vest on April 14, 2013; (d) restricted stock awards for 20,000 shares, of which 5,000 shares vest on March 15, 2012, 5,000 shares vest on March 15, 2013 and 10,000 shares vest on March 15, 2014; and (e) restricted stock awards for 40,000 shares, of which 8,000 shares vest on March 15, 2011, 8,000 shares vest on March 15, 2012, 8,000 shares vest on March 15, 2013 and 16,000 shares vest on March 15, 2014, subject to certain performance-based vesting conditions, which conditions had not occurred as of April 15, 2011. Also includes 216,160 shares issuable upon exercise of vested stock options.

(12)	Includes (a) restricted stock awards for 17,240 shares which vest on May 12, 2013, subject to certain conditions and accelerated vesting; and (b) restricted stock awards for 20,000 shares, of which 5,000 shares vest on March 15, 2012, 5,000 shares vest on March 15, 2013 and 10,000 shares vest on March 15, 2014. Also includes 11,730 shares issuable upon the exercise of vested stock options.

(13)	Includes (a) restricted stock awards for 12,930 shares which vest on September 19, 2012, subject to certain conditions and accelerated vesting; (b) restricted stock awards for 3,750 shares which vest on December 22, 2011; (c) restricted stock awards for 7,500 shares which vest on February 27, 2012; (d) restricted stock awards for 7,500 shares, of which 2,500 shares vest on April 14, 2012 and 5,000 shares vest on April 14, 2013; (e) restricted stock awards for 10,000 shares, of which 2,500 shares vest on March 15, 2012, 2,500 shares vest on March 15, 2013 and 5,000 shares vest on March 15, 2014; and (f) restricted stock awards for 20,000 shares, of which 4,000 shares vest on March 15, 2011, 4,000 shares vest on March 15, 2012, 4,000 shares vest on March 15, 2013 and 8,000 shares vest on March 15, 2014, subject to certain performance-based vesting conditions, which conditions had not occurred as of April 15, 2011. Also includes 20,220 shares issuable upon the exercise of vested stock options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to equity compensation plans (including individual compensation arrangements) under which Leap common stock is authorized for issuance.

			Weighted-average
	Number of securities to be		exercise price of	Number of securities
	issued upon exercise of		outstanding	remaining available for future
	outstanding options		options	issuance under equity
Plan Category	and rights		and rights	compensation plans

Equity compensation plans approved by security holders	4,344,670	(1)(3)	$41.67	1,165,431	(4)
Equity compensation plans not approved by security holders	285,875	(2)(3)	$26.39	16,175

Total	4,630,545		$40.73	1,181,606

(1)	Represents shares reserved for issuance under the 2004 Stock Plan, adopted by the Compensation Committee of our Board of Directors on December 30, 2004 (as contemplated by our confirmed plan of reorganization) and as amended on March 8, 2007. Stock options granted prior to May 17, 2007 were granted prior to the approval of the 2004 Stock Plan by Leap stockholders. The material features of the 2004 Stock Plan are described above under “Discussion of Summary Compensation and Grants of Plan-Based Awards Tables — 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan”.

(2)	Represents shares reserved for issuance under the 2009 Inducement Plan, which was adopted in February 2009 without stockholder approval, as permitted under the rules and regulations of the NASDAQ Stock Market. The material features of the 2009 Inducement Plan are described in Item 11 above under “Discussion of Summary Compensation and Grants of Plan-Based Awards Tables — 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.” The 2009 Inducement Plan was amended on January 14, 2010 by our Board to increase the number of shares reserved for issuance under the 2009 Inducement Plan by 100,000 shares of Leap common stock.

(3)	Excludes 2,020,605 and 97,950 shares of restricted stock issued under the 2004 Stock Plan and 2009 Inducement Plan, respectively, which are subject to release upon vesting of the shares.

(4)	Consists of 368,147 shares reserved for issuance under the ESP Plan, and 797,284 shares reserved for issuance under the 2004 Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Board Independence

The Board has determined that, except for Mr. Hutcheson, all of its members are independent directors as defined in the NASDAQ Stock Market listing standards. Mr. Hutcheson is not considered independent because he is employed by us as our president and CEO. In addition to the Board-level standards for director independence, all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent directors.

Certain Relationships and Related Transactions

Historically, we have reviewed potential related party transactions on a case-by-case basis. On March 8, 2007 the Board approved a “Related Party Transaction Policy and Procedures.” Under the policy and procedures, the Audit Committee, or alternatively, those members of the Board who are disinterested, reviews the material facts of specified transactions for approval or disapproval, taking into account, among other factors that it deems appropriate, the extent of the related person’s interest in the transaction and whether the transaction is fair to Leap and is in, or is not inconsistent with, the best interests of Leap and its stockholders. Transactions to be reviewed under the policy and procedures include transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) Leap or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater-than-five-percent beneficial owner of our common stock, or

(c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less-than-ten-percent beneficial owner of another entity). Terms of director and officer compensation that are disclosed in proxy statements or that are approved by the Board or Compensation Committee and are not required to be disclosed in our proxy statement, and transactions where all holders of our common stock receive the same benefit on a pro rata basis, are not subject to review under the policy and procedures.

For a description of the registration rights agreement between Leap and certain affiliates of Dr. Mark H. Rachesky, our Chairman of the Board, see “Compensation Committee Interlocks and Insider Participation” in Item 11 above.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The following table summarizes the aggregate fees billed to Leap by its independent registered public accounting firm, PricewaterhouseCoopers LLP, for the fiscal years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Audit fees(1)	$2,918	$3,278
Audit-related fees(2)	908	5
Tax fees(3)	468	504
All other fees(4)		230

Total	$4,294	$4,017

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the consolidated annual financial statements of Leap and its subsidiaries and internal control over financial reporting, review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements of Leap and its subsidiaries and are not reported under “Audit fees.” For the fiscal year ended December 31, 2010, these fees primarily related to assurance and related services in connection with the implementation and testing of a new customer billing system. For the fiscal year ended December 31, 2009, these fees related to the licensing of research materials.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, advice and planning. For the fiscal years ended December 31, 2010 and 2009, these services included assistance regarding federal and state tax compliance and consultations regarding various income tax issues.

(4)	For the fiscal year ended December 31, 2009, all other fees related to certain consulting services provided.

In considering the nature of the services provided by PricewaterhouseCoopers LLP, the Audit Committee determined that such services were compatible with the provision of independent audit services. The Audit Committee discussed these services with PricewaterhouseCoopers LLP and Leap management to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board. The Audit Committee requires that all services performed by PricewaterhouseCoopers LLP be pre-approved prior to the services being performed. During the fiscal years ended December 31, 2010 and 2009, all services were pre-approved in accordance with these procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1.  Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of the 2010 Form 10-K:

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

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the 2010 Financial Statements or notes thereto.

(b)	Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.
3.2(2)	Certificate of Designations of Series A Junior Participating Preferred Stock of Leap Wireless International, Inc., filed with the Secretary of State of the State of Delaware on September 14, 2010.
3.3(3)	Amended and Restated Bylaws of Leap Wireless International, Inc.
4.1(1)	Form of Common Stock Certificate.
4.2(2)	Tax Benefit Preservation Plan, dated as of September 13, 2010, between Leap Wireless International, Inc. and Mellon Investor Services LLC, which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.
4.3(4)	Amended and Restated Registration Rights Agreement, dated as of September 3, 2009, by and among Leap, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.
4.4(5)	Indenture, dated as of June 25, 2008, between Cricket Communications, Inc., the Guarantors and Wells Fargo Bank, N.A., as trustee.
4.4.1(5)	Form of 10% Senior Note of Cricket Communications, Inc. due 2015 (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto).
4.5(6)	Indenture, dated as of June 25, 2008, between Leap Wireless International and Wells Fargo Bank, N.A., as trustee.
4.5.1(6)	Form of 4.50% Convertible Senior Note of Leap Wireless International, Inc. due 2014 (attached as Exhibit A to the Indenture filed as Exhibit 4.5 hereto).
4.6(7)	Indenture, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Initial Guarantors (as defined therein) and Wilmington Trust FSB, as trustee.
4.6.1(7)	Form of 7.75% Senior Secured Note of Cricket Communications, Inc. due 2016 (attached as Exhibit A to the Indenture filed as Exhibit 4.6 hereto).

Exhibit
Number	Description

4.7(7)	Security Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as collateral trustee.
4.8(7)	Collateral Trust Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee and collateral trustee.
4.9(7)	Registration Rights Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein), and Goldman, Sachs & Co. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers named therein.
4.10(8)	Indenture, dated as of November 19, 2010, among Cricket Communications, Inc., the Guarantors and Wells Fargo Bank, N.A., as trustee.
4.10.1(8)	Form of 7.75% Senior Note of Cricket Communications, Inc. due 2020 (attached as Exhibit A to the Indenture filed as Exhibit 4.10 hereto).
4.11(8)	Registration Rights Agreement, dated as of November 19, 2010, between Cricket Communications, Inc., the Guarantors and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers.
10.1(9)†	System Equipment Purchase Agreement, dated as of June 11, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Nortel Networks Inc.
10.2(9)†	System Equipment Purchase Agreement, dated as of June 14, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Lucent Technologies, Inc.
10.3(10)†	Amended and Restated System Equipment Purchase Agreement, dated as of May 24, 2007, by and between Cricket Communications, Inc. and Futurewei Technologies, Inc.
10.4(11)†	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.
10.5**	Amended and Restated Credit Agreement, dated as of December 27, 2010, by and among Cricket Communications, Inc., Savary Island Wireless, LLC, Savary Island License A, LLC and Savary Island License B, LLC.
10.6(12)#	Form of Indemnification Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers.
10.7(13)#†	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005.
10.7.1(14)#	First Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of June 17, 2005.
10.7.2(15)#	Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of February 17, 2006.
10.7.3(10)#	Third Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of December 31, 2008.
10.8(16)#	Form of Executive Vice President and Senior Vice President Amended and Restated Severance Benefits Agreement.
10.9(13)#	Employment Offer Letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.
10.9.1(17)#	Retirement and Employment Transition Agreement dated January 17, 2011, between Cricket Communications, Inc. and Albin F. Moschner.
10.10(18)#	Employment Offer Letter dated April 7, 2008, between Cricket Communications, Inc. and Jeffrey E. Nachbor.

Exhibit
Number	Description

10.11(18)#	Employment Offer Letter dated June 2, 2008, between Cricket Communications, Inc. and Walter Z. Berger.
10.12#**	Employment Agreement dated January 1, 2011 between Cricket Communications, Inc. and Robert A. Young.
10.13#**	Employment Offer Letter dated January 4, 2011 between Cricket Communications, Inc. and Raymond J. Roman.
10.14(19)#	Leap Wireless International, Inc. 2004 Stock Option Restricted Stock and Deferred Stock Unit Plan.
10.14.1(20)#	First Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.14.2(9)#	Second Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.14.3(21) #	Third Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan
10.14.4(14)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (February 2008 Vesting).
10.14.5(14)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.14.6(15)#	Amendment No. 1 to Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.14.7(15)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.14.8(21)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting).
10.14.9(18)#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Revised May 2008).
10.14.10(15)#†	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of October 26, 2005, between Leap Wireless International, Inc. and Albin F. Moschner.
10.14.11(18)#	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.
10.14.12(14)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (February 2008 Vesting).
10.14.13(14)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.14.14(15)#	Amendment No. 1 to Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.14.15(15)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.14.16(22)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting).
10.14.17(18)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Revised May 2008).
10.14.18(23)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Performance-Vesting Shares for Executives).
10.14.19(23)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Director-Per-Meeting Fees).
10.14.20(15)#†	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of October 26 2005, between Leap Wireless International, Inc. and Albin F. Moschner.

Exhibit
Number	Description

10.14.21(18)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.
10.14.22(19)#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement.
10.14.23(13)#	Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement.
10.14.24(24)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (for Non-Employee Directors).
10.15(25)#	Leap Wireless International, Inc. Executive Incentive Bonus Plan.
10.16(10)#	2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
10.16.1(1)#	First Amendment to the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
10.16.2(10)#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
10.16.3(10)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.
10.17(23)#	Form of Executive Cash Retention Agreement.
18**	Preferability Letter from PricewaterhouseCoopers LLP.
21**	Subsidiaries of Leap Wireless International, Inc.
23**	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101****	The following financial information from the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholder’s Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011, and incorporated herein by reference.

***	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

****	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 1, 2010, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated September 13, 2010, filed with the SEC on September 14, 2010, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated December 2, 2010, filed with the SEC on December 3, 2010, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated September 3, 2009, filed with the SEC on September 4, 2009, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 5, 2009, filed with the SEC on June 8, 2009, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated November 19, 2010, filed with the SEC on November 19, 2010, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on August 9, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed with the SEC on November 3, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated November 2, 2009, filed with the SEC on November 5, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Annual Report on From 10-K for the fiscal year ended December 31, 2004, filed with the SEC on May 16, 2005, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 17, 2005, filed with the SEC on June 23, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 27, 2006, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 17, 2011, filed with the SEC on January 21, 2011, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the SEC on August 7, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated November 2, 2009, filed with the SEC on November 5, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on May 10, 2007, and incorporated herein by reference.

(21)	Filed as Appendix A to Leap’s Definitive Proxy Statement filed with the SEC on April 10, 2009, and incorporated herein by reference.

(22)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2011
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

April 28, 2011

By:	/s/ Walter Z. Berger
Walter Z. Berger
Executive Vice President and Chief Financial Officer