Form 10-Q
period 2011-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2011-05-06
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

The number of shares outstanding of the registrant's common stock on April 29, 2011 was 78,599,709.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2011

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$281,222	$350,790
Short-term investments	112,579	68,367
Inventories	110,677	104,241
Deferred charges	50,414	47,343
Other current assets	103,924	91,010
Total current assets	658,816	661,751
Property and equipment, net	2,007,893	2,036,645
Wireless licenses	1,970,369	1,968,075
Goodwill (Note 2)	31,654	31,094
Intangible assets, net	58,355	64,843
Other assets	72,215	72,415
Total assets	$4,799,302	$4,834,823
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$344,163	$346,869
Current maturities of long-term debt	8,500	8,500
Other current liabilities	257,383	221,077
Total current liabilities	610,046	576,446
Long-term debt	2,833,708	2,832,070
Deferred tax liabilities	305,473	295,703
Other long-term liabilities	117,126	114,534
Total liabilities	3,866,353	3,818,753
Redeemable non-controlling interests	114,290	104,788
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 78,715,740 and 78,437,309 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	8	8
Additional paid-in capital	2,149,520	2,155,712
Accumulated deficit	(1,330,180)	(1,243,740)
Accumulated other comprehensive loss	(689)	(698)
Total stockholders' equity	818,659	911,282
Total liabilities and stockholders' equity	$4,799,302	$4,834,823

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Service revenues	$678,411	$614,628
Equipment revenues	101,503	69,132
Total revenues	779,914	683,760
Operating expenses:
Cost of service (exclusive of items shown separately below)	235,945	195,740
Cost of equipment	229,795	168,053
Selling and marketing	109,852	111,884
General and administrative	95,409	92,256
Depreciation and amortization	126,674	109,246
Total operating expenses	797,675	677,179
Loss on sale or disposal of assets	(349)	(1,453)
Operating income (loss)	(18,110)	5,128
Equity in net income of investees, net	1,179	571
Interest income	64	428
Interest expense	(58,819)	(60,295)
Other income, net	—	15
Loss before income taxes	(75,686)	(54,153)
Income tax expense	(10,754)	(11,294)
Net loss	(86,440)	(65,447)
Accretion of redeemable non-controlling interests, net of tax	(9,771)	(2,587)
Net loss attributable to common stockholders	$(96,211)	$(68,034)
Loss per share attributable to common stockholders:
Basic	$(1.26)	$(0.90)
Diluted	$(1.26)	$(0.90)
Shares used in per share calculations:
Basic	76,374	75,794
Diluted	76,374	75,794

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net cash provided by operating activities	$72,000	$93,551
Investing activities:
Acquisition of a business	(850)	—
Purchases of property and equipment	(92,898)	(107,206)
Change in prepayments for purchases of property and equipment	217	234
Purchases of wireless licenses and spectrum clearing costs	(2,294)	(1,124)
Purchases of investments	(105,521)	(122,483)
Sales and maturities of investments	61,257	158,425
Change in restricted cash	(700)	185
Net cash used in investing activities	(140,789)	(71,969)
Financing activities:
Repayment of long-term debt	—	(2,000)
Purchase of non-controlling interest	—	(20,973)
Other	(779)	(487)
Net cash used in financing activities	(779)	(23,460)
Net decrease in cash and cash equivalents	(69,568)	(1,878)
Cash and cash equivalents at beginning of period	350,790	174,999
Cash and cash equivalents at end of period	$281,222	$173,121
Supplementary disclosure of cash flow information:
Cash paid for interest	$(21,141)	$(20,993)
Cash paid for income taxes	$(29)	$(79)
Non-cash investing and financing activities:
Contribution of wireless licenses in exchange for an equity interest	$—	$2,381

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries and consolidated joint ventures, is a wireless communications carrier that offers digital wireless services in the United States under the “Cricket®” brand. Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check. The Company's primary service is Cricket Wireless, which offers customers unlimited nationwide voice and data services for a flat monthly rate. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than interest income and through dividends, if any, from its subsidiaries.

Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by the Company's joint venture, STX Wireless Operations, LLC (“STX Operations”), which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless, LLC (“STX Wireless”). In addition, Cricket owns an 85% non-controlling membership interest in Savary Island Wireless, LLC (“Savary Island”), which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to Cricket. For more information regarding the ventures described above, see “Note 9. Significant Acquisitions, Dispositions and Other Agreements.”

During the quarter ended March 31, 2011, Cricket service was also offered in Oregon by a wholly-owned subsidiary of LCW Wireless, LLC (“LCW Wireless”) and in greater Chicago and Southern Wisconsin by a wholly-owned subsidiary of Denali Spectrum, LLC (“Denali”). Both LCW Wireless and Denali were wholly-owned subsidiaries of Cricket. During the quarter ended March 31, 2011, the Company merged LCW Wireless and Denali and their respective subsidiaries with and into Cricket, with Cricket as the surviving entity.

Leap, Cricket and their subsidiaries and consolidated joint ventures are collectively referred to herein as the “Company.”

Note 2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared without audit, in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's results for the periods presented, with such adjustments consisting only of normal recurring adjustments. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management's estimates and operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the operating results and financial position of Leap and its wholly-owned subsidiaries and consolidated joint ventures. The Company consolidates its non-controlling interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island is a variable interest entity and the Company has entered into an agreement with Savary Island's other member which establishes a specified purchase price in the event that it exercises its right to sell its membership interest to the Company. The Company consolidates STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three months ended March 31, 2011, all of the Company's revenues and long-lived assets related to operations in the United States.

Revenues

The Company's business revenues principally arise from the sale of wireless services, devices (handsets and broadband modems) and accessories. Wireless services are provided primarily on a month-to-month basis. The Company's customers are required to pay for their service in advance and the Company does not require customers to sign fixed-term contracts or pass a credit check. Service revenues are recognized only after payment has been received and services have been rendered.

When the Company activates service for a new customer, it typically sells that customer a device along with a period of service. In accordance with the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with service constitutes a multiple element arrangement. Under this guidance, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying the guidance to these transactions results in the Company recognizing the total consideration received, less amounts allocated to the wireless service period (generally the customer's monthly rate plan), as equipment revenue.

Amounts allocated to equipment revenues and related costs from the sale of devices are recognized when service is activated by new customers. Revenues and related costs from the sale of accessories and upgrades for existing customers are recognized at the point of sale. The costs of devices and accessories sold are recorded in cost of equipment. In addition to devices that the Company sells directly to its customers at Cricket-owned stores, the Company sells devices to third-party dealers, including mass-merchant retailers. These dealers then sell the devices to the ultimate Cricket customer, similar to the sale made at a Cricket-owned store. Sales of devices to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions and commissions ultimately available to such dealers is not reliably estimable until the devices are sold by such dealers to customers. Thus, revenues from devices sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the devices are recorded as deferred charges upon shipment of the devices by the Company. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

Through a third-party provider, the Company's customers may elect to participate in an extended warranty program for devices they purchase. The Company recognizes revenue on replacement devices sold to its customers under the program when the customer purchases the device.

Sales incentives offered to customers and commissions and sales incentives offered to the Company's third-party dealers are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return devices and accessories based on time and/or usage, and customer returns of devices and accessories have historically been insignificant.

Amounts billed by the Company in advance of customers' wireless service periods are not reflected in accounts receivable or deferred revenue since collectability of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to devices sold to third-party dealers.

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. Regulatory fees and telecommunications taxes collected from customers are recorded in service revenues and amounts owed and remitted to government agencies are recorded in cost of service. The total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues for the three months ended March 31, 2011 and 2010 were $11.5 million and $28.6 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations and has classified such amounts as restricted in its condensed consolidated balance sheets. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of March 31, 2011, the Company had approximately $3.6 million and $8.5 million of restricted cash, cash equivalents and short-term investments, included as other current assets and other assets, respectively. As of December 31, 2010, the Company had approximately $3.6 million and $7.8 million of restricted cash, cash equivalents and short-term investments, included as other current assets and other assets, respectively.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of December 31, 2010, goodwill of $31.1 million represented the excess of the purchase price over the fair values of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture. For more information regarding the joint venture, see "Note 9. Significant Acquisitions, Dispositions and Other Agreements."

On January 3, 2011, the Company acquired a customer assistance call center from various entities doing business as Pocket Communications ("Pocket") for $850,000. The Company accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

Goodwill is tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The following table summarizes the changes in the carrying amount of the Company's goodwill during the quarter ended March 31, 2011 (in thousands):

Three Months Ended March 31,
2011

Beginning balance, January 1	$31,094
Goodwill acquired	560
Ending balance, March 31	$31,654

Note 3.	Supplementary Balance Sheet Information (in thousands):

	March 31, 2011	December 31, 2010

Other current assets:
Accounts receivable, net(1)	$50,640	$50,750
Prepaid expenses	39,778	27,493
Other	13,506	12,767
	$103,924	$91,010
Property and equipment, net(2):
Network equipment	$3,116,781	$3,095,793
Computer hardware and software	364,338	342,972
Construction-in-progress	168,495	146,973
Other	111,665	108,273
	3,761,279	3,694,011
Accumulated depreciation	(1,753,386)	(1,657,366)
	$2,007,893	$2,036,645
Intangible assets, net:
Customer relationships	$57,782	$57,782
Trademarks	37,000	37,000
	94,782	94,782
Accumulated amortization of customer relationships	(18,808)	(12,980)
Accumulated amortization of trademarks	(17,619)	(16,959)
	$58,355	$64,843
Accounts payable and accrued liabilities:
Trade accounts payable	$196,307	$205,824
Accrued payroll and related benefits	59,439	55,290
Other accrued liabilities	88,417	85,755
	$344,163	$346,869
Other current liabilities:
Deferred service revenue(3)	$102,431	$101,343
Deferred equipment revenue(4)	30,141	26,564
Accrued sales, telecommunications, property and other taxes payable	33,214	44,942
Accrued interest	75,014	40,804
Other	16,583	7,424
	$257,383	$221,077
____________

(1)
Accounts receivable, net, consists primarily of amounts billed to third-party dealers for devices and accessories and amounts due from service providers related to interconnect and roaming agreements, net of an allowance for doubtful accounts.

(2)
As of March 31, 2011 and December 31, 2010, approximately $8.5 million of assets were held by the Company under capital lease arrangements and accumulated amortization relating to these assets totaled $4.7 million and $4.5 million, respectively.

During the three months ended March 31, 2011 and 2010, the Company capitalized internal use software costs of $24.2 million and $24.5 million, respectively, and amortized internal use software costs of $9.6 million and $6.1 million, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to devices sold to third-party dealers which have not yet been purchased and activated by customers.

Note 4.	Fair Value of Financial Instruments

Fair Value of Financial Instruments

The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Assets and liabilities presented at fair value in the Company's condensed consolidated balance sheets are generally categorized as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of March 31, 2011 or December 31, 2010.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of March 31, 2011 and December 31, 2010 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of March 31, 2011 or December 31, 2010.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of March 31, 2011 and December 31, 2010 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$122,670	$—	$122,670
Commercial paper	—	39,093	—	39,093
U.S. government or government agency securities	—	149,245	—	149,245
Total	$—	$311,008	$—	$311,008

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$168,831	$—	$168,831
Commercial paper	—	17,494	—	17,494
U.S. government or government agency securities	—	108,364	—	108,364
Total	$—	$294,689	$—	$294,689

Assets in the tables above are reported on the condensed consolidated balance sheets as components of cash and cash equivalents, short-term investments, other current assets and other assets.

Unrealized gains (losses) are presented in accumulated other comprehensive loss within stockholders' equity in the condensed consolidated balance sheets. Realized gains (losses) are presented in other income (expense), net in the condensed consolidated statements of operations.

Cash Equivalents and Short-Term Investments

As of March 31, 2011 and December 31, 2010, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Cost	Fair Value

Money market funds	$122,670	$122,670
Commercial paper	39,093	39,093
U.S. government or government agency securities	149,231	149,245
	$310,994	$311,008

	As of December 31, 2010
	Cost	Fair Value

Money market funds	$168,831	$168,831
Commercial paper	17,494	17,494
U.S. government or government agency securities	108,364	108,364
	$294,689	$294,689

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $2,991.9 million and $2,876.8 million as of March 31, 2011 and December 31, 2010, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

During the period ended March 31, 2011, there were no non-financial assets that were measured and recorded at fair value on a non-recurring basis.

Note 5.	Long-Term Debt

Long-term debt as of March 31, 2011 and December 31, 2010 was comprised of the following (in thousands):

	March 31, 2011	December 31, 2010

Convertible senior notes due 2014	$250,000	$250,000
Unsecured senior notes due 2015	300,000	300,000
Non-negotiable promissory note due 2015	45,500	45,500
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(33,664)	(34,962)
Unsecured senior notes due 2020	1,200,000	1,200,000
Unamortized discount on $1,200 million unsecured senior notes due 2020	(19,628)	(19,968)
	2,842,208	2,840,570
Current maturities of long-term debt	(8,500)	(8,500)
	$2,833,708	$2,832,070

Senior Notes

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap's general unsecured obligations and rank equally in right of payment with all of Leap's existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap's subsidiaries' creditors, including under the secured and unsecured senior notes described above and below. The notes are effectively junior to all of Leap's existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations.

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

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap's capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap's capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap's board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option.

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness for borrowed money of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

Non-Negotiable Promissory Note Due 2015

On December 27, 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year-to-year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. As of March 31, 2011 and December 31, 2010, $45.5 million in principal amount of indebtedness was outstanding under the note. On May 4, 2011, Cricket prepaid approximately $15.1 million in principal amount of the note.

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2011, the effective interest rate on the notes was 7.99%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in November 2009. The notes are guaranteed on a senior secured basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees any indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' senior secured obligations and are equal in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated indebtedness.

The notes and the guarantees are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,500 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the senior secured notes and the guarantees.

The notes and the guarantees are secured on a pari passu basis with all of Leap's, Cricket's and the guarantors' obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 3.0 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island and STX Wireless) for the prior four fiscal quarters through December 31, 2011, and stepping down to 2.5 times such consolidated cash flow for any such debt incurred after December 31, 2011.

The notes and the guarantees are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island and STX Wireless) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon to the repurchase date.

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2011, the effective interest rate on the notes was 7.88%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the senior secured notes described above, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap, Cricket's and the guarantors' future subordinated indebtedness.

Prior to October 15, 2013, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to October 15, 2015, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at October 15, 2015 plus (2) all remaining required interest payments due on such notes through October 15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after October 15, 2015, at a redemption price of 103.875%, 102.583% and 101.292% of the principal amount thereof if redeemed during the twelve months beginning on October 15, 2015, 2016 and 2017, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on October 15, 2018 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

Note 6.     Share-based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee's requisite service period.

Total share-based compensation expense related to all of the Company's share-based awards for the three months ended March 31, 2011 and 2010 was allocated in the condensed consolidated statements of operations as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010

Cost of service	$496	$597
Selling and marketing expense	47	1,106
General and administrative expense	3,036	5,462
Share-based compensation expense	$3,579	$7,165
Share-based compensation expense per share:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

Note 7.     Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010

Net loss	$(86,440)	$(65,447)
Other comprehensive loss:
Net unrealized holding gains (losses) on investments, net of tax	9	(255)
Comprehensive loss	$(86,431)	$(65,702)

Note 8.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the three months ended March 31, 2011 and 2010, 9.6 million and 9.7 million common share equivalents were excluded in the computation of diluted loss per share for those periods, respectively.

Note 9.	Significant Acquisitions, Dispositions and Other Agreements

STX Wireless Joint Venture

Cricket service is offered in South Texas by the Company's joint venture STX Operations. Cricket controls STX Operations through a 75.75% controlling membership interest in its parent company STX Wireless. On October 1, 2010, the Company and Pocket contributed substantially all of their respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, the Company made payments to Pocket of approximately $40.7 million in cash.

The joint venture strengthens the Company's presence and competitive positioning in the South Texas region. Commencing October 1, 2010, STX Operations began providing Cricket service to approximately 700,000 customers, of which approximately 323,000 were contributed by Pocket, with a network footprint covering approximately 4.4 million POPs.

The Company accounted for the acquisition of Pocket's business as a business purchase combination in accordance with the authoritative guidance for business combinations, with the Company as the acquirer. The consideration provided to Pocket, in exchange for Pocket's business, was as follows (in thousands):

Cash	$40,730
Fair value of Cricket's business contributed to STX Wireless at 24.25%	65,793
Fair value of Pocket business contributed to STX Wireless at 24.25%	34,101
Total consideration	$140,624

The fair values of the contributions to STX Wireless were determined using internally developed discounted cash flow models corroborated by third party valuation firms.

The consideration was allocated to the net tangible and intangible assets acquired and liabilities assumed by STX Wireless based on their fair values as of October 1, 2010. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill. While the Company does not anticipate significant changes to the purchase price allocation, certain post-closing purchase price adjustments have not yet been finalized, and therefore are preliminary and subject to change.

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

Goodwill primarily represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the transaction consisted largely of the synergies expected from the joint venture. As part of the valuation, the Company recorded approximately $50.4 million of finite-lived intangible assets, representing the fair value of customer relationships, which are amortized on an accelerated basis over an estimated useful life of 4 years. Additionally, the Company recorded approximately $33.7 million of wireless licenses acquired in the transaction. Consistent with the Company's policy regarding the useful lives of its wireless licenses, the wireless licenses acquired have an indefinite useful life.

Transaction-related expenses totaling approximately $4.4 million were recorded as general and administrative expenses in the Company's consolidated statement of operations. The Company has not presented pro forma financial information reflecting the effects of the transaction because such effects are not material.

Pocket's 24.25% non-controlling membership interest in STX Wireless was recorded in mezzanine equity as a component of redeemable non-controlling interests. The non-controlling interest was initially recognized as part of the purchase accounting in the amount of $51.5 million. The $51.5 million amount comprised the sum of Pocket's proportionate share (24.25%) of the fair value in the business contributed to the joint venture by Pocket plus its proportionate share (24.25%) of the net equity of the business contributed by Cricket.

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement (the “STX LLC Agreement”). Under the STX LLC Agreement, Pocket has the right to put, and the Company has the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to the Company all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). The Company has the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to the Company by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period, the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the three months ended March 31, 2011 and for the year ending December 31, 2010, the Company recorded accretion charges of $9.5 million and $48.1 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption values of $109.0 million and $99.5 million, respectively.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. Such loans will bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap.

The Company is integrating the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the new joint venture will operate more efficiently. This integration is expected to occur throughout 2011 and the Company may incur significant restructuring charges to integrate STX Wireless' network and retail operations during this time period.

In a separate transaction, on January 3, 2011, the Company acquired Pocket's customer assistance call center for $850,000. The Company accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

Savary Island Venture

Cricket owns an 85% non-controlling membership interest in Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to Cricket. On December 27, 2010, immediately prior to Cricket's purchase of the remaining 17.5% controlling membership interest in Denali that it did not previously own, Denali contributed all of its wireless spectrum outside of the Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a “very small business” designated entity under FCC regulations. Ring Island Wireless, LLC (“Ring Island”) contributed $5.1 million of cash to Savary Island in exchange for a 15% controlling membership interest. On March 31, 2011, Denali and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

Under the amended and restated limited liability company agreement of Savary Island (the “Savary Island LLC Agreement”), Ring Island has the right to put its entire controlling membership interest in Savary Island to Cricket during the 30-day period commencing on the earlier to occur of May 1, 2012 (based on current FCC rules) and the date of a sale of all or substantially all of the assets, or the liquidation, of Savary Island, and during any 30-day period commencing after a breach by Cricket of its obligation to pay spectrum lease fees or fund working capital loans under the Savary Island Credit Agreement (see below) which breach has continued for 120 days after written notice of breach. The purchase price for such sale is an amount equal to Ring Island's equity contributions to Savary Island less any optional distributions made pursuant to the Savary Island LLC Agreement, plus $150,000 if the sale is consummated prior to May 1, 2017 without incurring any unjust enrichment payments. If the put option is exercised, the consummation of the sale will be subject to FCC approval. The Company has recorded this obligation to purchase Ring Island's controlling membership interest in Savary Island as a component of redeemable non-controlling interest in the consolidated balance sheets. Savary Island has guaranteed Cricket's put obligations under the Savary Island LLC Agreement, which guaranty is secured on a first-lien basis by certain assets of Savary Island. Under the Savary Island LLC Agreement, Savary Island is also required to make monthly mandatory distributions to Ring Island. Savary Island is also party to a management services agreement with Cricket, pursuant to which Cricket provides management services to Savary Island in exchange for a management fee.

To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period, the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. The Company has recorded the obligation to purchase all of Ring Island's membership interest in Savary Island as a component of redeemable non-controlling interests in the consolidated balance sheets. As of March 31, 2011 and December 31, 2010, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, dated as of December 27, 2010

(the “Savary Island Credit Agreement”) to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. As of March 31, 2011 and December 31, 2010, borrowings under the Savary Island Credit Agreement totaled $211.6 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Dispositions and Other Agreements

On May 4, 2011, the Company and Savary Island entered into license exchange agreements with T-Mobile and its affiliates in which Cricket and Savary Island have agreed to assign 10 MHz of unused wireless spectrum in Indianapolis, IN, Minneapolis, MN and Syracuse, NY to T-Mobile and its affiliates. In exchange, Cricket will receive 10 MHz of additional wireless spectrum in seven existing Cricket markets in Texas, Colorado, Oklahoma and New Mexico and will cancel a portion of the indebtedness owed by Savary Island to Cricket. The Company and Savary Island have also entered into spectrum lease arrangements with T-Mobile and its affiliates for the interim lease of the spectrum subject to the exchange for the period until the closing. The closing of the exchange transaction is subject to customary closing conditions, including the approval of the FCC.

On February 11, 2011, the Company entered into an agreement with Global Tower, LLC (“GTP”) to sell certain of its telecommunications tower assets in one or more closings. At the initial closing on April 28, 2011, the Company sold GTP certain telecommunications towers and related assets in exchange for approximately $17.0 million in cash. At the closing, the Company entered into a 10-year lease agreement with GTP to continue its commercial use of the towers.

Note 10.	Arrangements with Variable Interest Entities and Joint Ventures

As described in Note 2, the Company consolidates its non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island is a variable interest entity and the Company has entered into an agreement with Savary Island's other member which establishes a specified purchase price in the event that Ring Island exercises its right to sell its membership interest to the Company. Also, as described in Note 2, the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The aggregate carrying amount and classification of the significant assets of Savary Island, excluding intercompany accounts and transactions, as of March 31, 2011 and December 31, 2010 are presented in the following table below (in thousands). There were no liabilities (other than intercompany liabilities) of Savary Island as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Assets
Cash and cash equivalents	$8,273	$5,250
Wireless licenses	156,055	156,055
Total Assets	$164,328	$161,305

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

	Three Months Ended March 31,
	2011	2010

Beginning balance, January 1	$104,788	$71,632
Purchase of membership units in LCW Wireless (1)	—	(20,973)
Accretion of redeemable non-controlling interests, before tax	9,771	1,109
Other	(269)	—
Ending balance, March 31	$114,290	$51,768

(1)    On March 30, 2010, Cricket acquired an additional 23.9% membership interest in LCW Wireless from CSM Wireless, LLC (“CSM”) following CSM’s exercise of its option to sell its interest in LCW Wireless to Cricket for $21.0 million, which increased Cricket’s non-controlling membership interest in LCW Wireless to 94.6% at March 31, 2010. Cricket subsequently acquired the remaining membership interests in LCW Wireless in August 2010, and LCW Wireless merged with and into Cricket in February 2011, with Cricket as the surviving entity.

Note 11.	Income Taxes

The computation of the Company's annual effective tax rate includes a forecast of the Company's estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company's ordinary income (loss). The Company's projected ordinary income tax expense for the full year 2011 consists primarily of the deferred tax effect of the Company's investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because the Company's projected 2011 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes as of and for the three months ended March 31, 2011 and 2010 by applying the actual effective tax rate to the year-to-date income (loss).

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three months ended March 31, 2011, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax (“TMT”) credit. Accordingly, at March 31, 2011 and December 31, 2010, the Company recorded a valuation allowance offsetting substantially all of its net deferred tax assets.

The Company has substantial federal and state net operating losses ("NOLs") for income tax purposes. Subject to certain requirements, the Company may “carry forward” its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of March 31, 2011, the Company had federal and state NOLs of approximately $2.2 billion which begin to expire in 2022 for federal income tax purposes and of which $0.3 million will expire at the end of 2011 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $838 million, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

The Company's ability to utilize NOLs could be further limited if it were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, a change in ownership can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change in the Company's ownership would limit the amount of NOL carryforwards it could utilize in a given year. This limitation would accelerate cash tax payments the Company would be required to make and likely result in a substantial portion of its NOLs expiring before the Company could fully utilize them.

On September 13, 2010, the Company's board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve the Company's ability to use its NOL carryforwards. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Company's board of directors.

The Company's unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period.

Note 12.	Commitments and Contingencies

As more fully described below, the Company is involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, commercial, business practices and other matters. Due in part to the growth and expansion of its business operations, the Company has become subject to increased amounts of litigation, including disputes alleging intellectual property infringement.

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

Legal proceedings are inherently unpredictable, and the matters in which the Company is involved often present complex legal and factual issues. The Company vigorously pursues defenses in legal proceedings and engages in discussions where possible to resolve these matters on favorable terms. The Company's policy is to recognize legal costs as incurred. It is possible, however, that the Company's business, financial condition and results of operations in future periods could be materially adversely affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.

Patent Litigation

DNT

On May 1, 2009, the Company was sued by DNT LLC (“DNT”) in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that the Company uses, encourages the use of, sells, offers for sale and/or imports voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT's patent. DNT alleges that the Company's infringement is willful, and the complaint seeks an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys' fees. On July 23, 2009, the Company filed an answer to the complaint as well as counterclaims. On December 14, 2009, DNT's patent was determined to be invalid in a case it brought against other wireless providers. DNT's lawsuit against the Company has been stayed, pending resolution of that other case.

Digital Technology Licensing

On April 21, 2009, the Company and certain other wireless carriers (including Hargray Wireless LLC ("Hargray Wireless"), a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC (“DTL”) in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that the Company and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL's patent. DTL further alleges that the Company and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys' fees, and expenses. On January 5, 2010, this matter was stayed, pending final resolution of another case that DTL brought against another wireless provider in which it alleged infringement of the patent that is at issue in this matter. That other case has been settled and dismissed but the stay in the Company's matter has not been lifted.

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

Other Litigation, Claims and Disputes

In addition to the matters described above, the Company is often involved in certain other matters, which generally arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to the Company, none of these other matters is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

Wholesale Agreement

On August 2, 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel which permits the Company to offer Cricket wireless services outside the Company's current network footprint using Sprint's network.

The initial term of the wholesale agreement is until December 31, 2015, and the agreement renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, the Company will pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. The Company has agreed to provide Sprint with a minimum of $300 million of revenue under the agreement over the initial five-year term (against which the Company can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $25 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in each of 2012, 2013 and 2014, and a minimum of $50 million of revenue to be provided in 2015. Any revenue provided by the Company in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year.

In addition, in the event Leap is involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc. ("MetroPCS")), either the Company (or the Company's successor in interest) or Sprint may terminate the agreement within 60 days following the closing of such a transaction. In connection with any such termination, the Company (or its successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, beginning at 40% for any such agreement entered into in 2011, 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

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

In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint's successor-in-interest.

Device Purchase Agreements

The Company has entered into agreements with various suppliers for the purchase of wireless devices. These agreements require the Company to purchase specified quantities of devices based on minimum commitment levels through July 2012. The total aggregate commitments outstanding under these agreements were approximately $257.0 million as of March 31, 2011.

Note 13.	Guarantor Financial Information

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

The indentures governing these notes limit, among other things, the Guarantor Parent Company's, Cricket's and the Guarantor Subsidiary's ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with affiliates; and make acquisitions or merge or consolidate with another entity.

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

At December 31, 2010, LCW Wireless and Denali and their respective subsidiaries were wholly owned subsidiaries of the Issuing Subsidiary and reported as Non-Guarantor Subsidiaries in the condensed consolidating financial statements. LCW Wireless and Denali and their respective subsidiaries were merged with and into the Issuing Subsidiary on February 28, 2011 and March 31, 2011, respectively. As a result of these transactions, the financial position, results of operations and cash flows of these entities have been consolidated into the Issuing Subsidiary. All prior period consolidating financial statements have been revised to reflect this reorganization.

Condensed Consolidating Balance Sheet as of March 31, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$84	$210,203	$—	$70,935	$—	$281,222
Short-term investments	—	112,579	—	—	—	112,579
Inventories	—	103,688	—	6,989	—	110,677
Deferred charges	—	50,389	—	25	—	50,414
Other current assets	2,182	101,151	—	3,352	(2,761)	103,924
Total current assets	2,266	578,010	—	81,301	(2,761)	658,816
Property and equipment, net	—	1,919,216	—	88,677	—	2,007,893
Investments in and advances to affiliates and consolidated subsidiaries	1,108,278	2,234,634	23,251	—	(3,366,163)	—
Wireless licenses	—	—	1,749,402	220,967	—	1,970,369
Goodwill	—	11,240	—	20,414	—	31,654
Intangible assets, net	—	19,628	—	38,727	—	58,355
Other assets	4,966	65,970	—	1,279	—	72,215
Total assets	$1,115,510	$4,828,698	$1,772,653	$451,365	$(3,368,924)	$4,799,302
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$68	$331,303	$—	$12,792	$—	$344,163
Current maturities of long-term debt	—	8,500	—	—	—	8,500
Intercompany payables	44,383	270,870	—	42,428	(357,681)	—
Other current liabilities	2,400	240,885	—	16,859	(2,761)	257,383
Total current liabilities	46,851	851,558	—	72,079	(360,442)	610,046
Long-term debt	250,000	2,583,708	—	216,838	(216,838)	2,833,708
Deferred tax liabilities	—	305,473	—	—	—	305,473
Other long-term liabilities	—	113,010	—	4,116	—	117,126
Total liabilities	296,851	3,853,749	—	293,033	(577,280)	3,866,353
Redeemable non-controlling interests	—	114,290	—	—	—	114,290
Stockholders' equity	818,659	860,659	1,772,653	158,332	(2,791,644)	818,659
Total liabilities and stockholders' equity	$1,115,510	$4,828,698	$1,772,653	$451,365	$(3,368,924)	$4,799,302

Condensed Consolidating Balance Sheet as of December 31, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$85	$269,140	$—	$81,565	$—	$350,790
Short-term investments	—	68,367	—	—	—	68,367
Inventories	—	98,763	—	5,478	—	104,241
Deferred charges	—	47,343	—	—	—	47,343
Other current assets	2,261	86,040	—	3,009	(300)	91,010
Total current assets	2,346	569,653	—	90,052	(300)	661,751
Property and equipment, net	—	1,946,209	—	90,436	—	2,036,645
Investments in and advances to affiliates and consolidated subsidiaries	1,200,613	2,269,613	47,069	49	(3,517,344)	—
Wireless licenses	—	—	1,747,108	220,967	—	1,968,075
Goodwill	—	10,680	—	20,414	—	31,094
Intangible assets, net	—	20,455	—	44,388	—	64,843
Other assets	5,315	66,195	—	905	—	72,415
Total assets	$1,208,274	$4,882,805	$1,794,177	$467,211	$(3,517,644)	$4,834,823
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$79	$333,514	$—	$13,276	$—	$346,869
Current maturities of long-term debt	—	8,500	—	5,101	(5,101)	8,500
Intercompany payables	41,734	300,800	—	55,054	(397,588)	—
Other current liabilities	5,179	199,698	—	16,500	(300)	221,077
Total current liabilities	46,992	842,512	—	89,931	(402,989)	576,446
Long-term debt	250,000	2,582,070	—	211,875	(211,875)	2,832,070
Deferred tax liabilities	—	295,703	—	—	—	295,703
Other long-term liabilities	—	110,800	—	3,734	—	114,534
Total liabilities	296,992	3,831,085	—	305,540	(614,864)	3,818,753
Redeemable non-controlling interests	—	104,788	—	—	—	104,788
Stockholders' equity	911,282	946,932	1,794,177	161,671	(2,902,780)	911,282
Total liabilities and stockholders' equity	$1,208,274	$4,882,805	$1,794,177	$467,211	$(3,517,644)	$4,834,823

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$594,824	$—	$83,571	$16	$678,411
Equipment revenues	—	87,444	—	14,059	—	101,503
Other revenues	—	4,511	23,703	969	(29,183)	—
Total revenues	—	686,779	23,703	98,599	(29,167)	779,914
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	237,166	—	23,435	(24,656)	235,945
Cost of equipment	—	199,901	—	29,894	—	229,795
Selling and marketing	—	93,324	—	16,528	—	109,852
General and administrative	2,752	81,789	188	15,191	(4,511)	95,409
Depreciation and amortization	—	115,088	—	11,586	—	126,674
Total operating expenses	2,752	727,268	188	96,634	(29,167)	797,675
Loss on sale or disposal of assets	—	(292)	—	(57)	—	(349)
Operating income (loss)	(2,752)	(40,781)	23,515	1,908	—	(18,110)
Equity in net income (loss) of consolidated subsidiaries	(96,361)	20,445	—	—	75,916	—
Equity in net income of investees, net	—	1,179	—	—	—	1,179
Interest income	6,063	5,042	—	—	(11,041)	64
Interest expense	(3,161)	(61,721)	—	(4,978)	11,041	(58,819)
Income (loss) before income taxes	(96,211)	(75,836)	23,515	(3,070)	75,916	(75,686)
Income tax expense	—	(10,754)	—		—	(10,754)
Net income (loss)	(96,211)	(86,590)	23,515	(3,070)	75,916	(86,440)
Accretion of redeemable non-controlling interests, net of tax	—	(9,771)	—	—	—	(9,771)
Net income (loss) attributable to common stockholders	$(96,211)	$(96,361)	$23,515	$(3,070)	$75,916	$(96,211)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$614,612	$—	$—	$16	$614,628
Equipment revenues	—	69,132	—	—	—	69,132
Other revenues	—	165	23,925	—	(24,090)	—
Total revenues	—	683,909	23,925	—	(24,074)	683,760
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	220,403	—	—	(24,663)	195,740
Cost of equipment	—	168,053	—	—	—	168,053
Selling and marketing	—	111,884	—	—	—	111,884
General and administrative	3,119	88,375	173	—	589	92,256
Depreciation and amortization	—	109,246	—	—	—	109,246
Total operating expenses	3,119	697,961	173	—	(24,074)	677,179
Loss on sale or disposal of assets	—	(1,453)	—	—	—	(1,453)
Operating income (loss)	(3,119)	(15,505)	23,752	—	—	5,128
Equity in net income (loss) of consolidated subsidiaries	(67,834)	23,752	—	—	44,082	—
Equity in net income of investees, net	—	571	—	—	—	571
Interest income	6,063	428	—	—	(6,063)	428
Interest expense	(3,144)	(63,214)	—	—	6,063	(60,295)
Other income, net	—	15	—	—	—	15
Income (loss) before income taxes	(68,034)	(53,953)	23,752	—	44,082	(54,153)
Income tax expense	—	(11,294)	—	—	—	(11,294)
Net income (loss)	(68,034)	(65,247)	23,752	—	44,082	(65,447)
Accretion of redeemable non-controlling interests, net of tax	—	(2,587)	—	—	—	(2,587)
Net income (loss) attributable to common stockholders	$(68,034)	$(67,834)	$23,752	$—	$44,082	$(68,034)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(1)	$70,303	$—	$1,698	$—	$72,000
Investing activities:
Acquisition of a business	—	(850)	—	—	—	(850)
Purchases of and change in prepayments for purchases of property and equipment	—	(86,322)	—	(6,359)	—	(92,681)
Purchases of wireless licenses and spectrum clearing costs	—	(2,294)	—	—	—	(2,294)
Purchases of investments	—	(105,521)	—	—	—	(105,521)
Sales and maturities of investments	—	61,257	—	—	—	61,257
Change in restricted cash	—	—	—	(700)	—	(700)
Net cash used in investing activities	—	(133,730)	—	(7,059)	—	(140,789)
Financing activities:
Repayment of long-term debt	—	5,000	—	(5,000)	—	—
Other	—	(510)	—	(269)	—	(779)
Net cash provided by (used in) financing activities	—	4,490	—	(5,269)	—	(779)
Net decrease in cash and cash equivalents	(1)	(58,937)	—	(10,630)	—	(69,568)
Cash and cash equivalents at beginning of period	85	269,140	—	81,565	—	350,790
Cash and cash equivalents at end of period	$84	$210,203	$—	$70,935	$—	$281,222

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided (used in) by operating activities	$(18)	$93,636	$—	$—	$(67)	$93,551
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(106,972)	—	—	—	(106,972)
Purchases of wireless licenses and spectrum clearing costs	—	(1,124)	—	—	—	(1,124)
Purchases of investments	—	(122,483)	—	—	—	(122,483)
Sales and maturities of investments	—	158,425	—	—	—	158,425
Change in restricted cash	—	185	—	—	—	185
Net cash used in investing activities	—	(71,969)	—	—	—	(71,969)
Financing activities:
Repayment of long-term debt	—	(2,000)	—	—	—	(2,000)
Purchase of non-controlling interest	—	(20,973)	—	—	—	(20,973)
Other	—	(554)	—	—	67	(487)
Net cash provided by (used in) financing activities	—	(23,527)	—	—	67	(23,460)
Net decrease in cash and cash equivalents	(18)	(1,860)	—	—	—	(1,878)
Cash and cash equivalents at beginning of period	66	174,933	—	—	—	174,999
Cash and cash equivalents at end of period	$48	$173,073	$—	$—	$—	$173,121

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” “us,” and the "Company" refer to Leap Wireless International, Inc., or Leap, and its subsidiaries and consolidated joint ventures, including Cricket Communications, Inc., or Cricket. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2011 population estimates provided by Claritas Inc., a market research company.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, or SEC, on February 25, 2011.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

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

•	the impact of competitors' initiatives;

•	our ability to successfully implement product and service plan offerings, expand our retail distribution and execute effectively on our other strategic activities;

•	our ability to obtain and maintain roaming and wholesale services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to attract, integrate, motivate and retain an experienced workforce, including members of senior management;

•	future customer usage of our wireless services, which could exceed our expectations, and our ability to manage or increase network capacity to meet increasing customer demand;

•	our ability to acquire additional spectrum in the future at a reasonable cost or on a timely basis;

•	our ability to comply with the covenants in any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

•	our ability to effectively integrate, manage and operate our new joint venture in South Texas;

•
failure of our network or information technology systems to perform according to expectations and risks associated with the upgrade or transition of certain of those systems, including our customer billing system; and

•	other factors detailed in “Part II - Item 1A. Risk Factors” below.

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

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by our joint venture, STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless, LLC , or STX Wireless. In addition, Cricket owns an 85% non-controlling membership interest in Savary Island Wireless, LLC, or Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us. For more information regarding the ventures described above, see “ — Capital Expenditures, Significant Acquisitions, Dispositions and Other Agreements” below.

During the quarter ended March 31, 2011, Cricket service was also offered in Oregon by a wholly-owned subsidiary of LCW Wireless, LLC, or LCW Wireless, and in greater Chicago and Southern Wisconsin by a wholly-owned subsidiary of Denali Spectrum, LLC, or Denali. Both LCW Wireless and Denali were wholly-owned subsidiaries of Cricket. During the quarter ended March 31, 2011, we merged LCW Wireless and Denali and their respective subsidiaries with and into Cricket, with Cricket as the surviving entity.

As of March 31, 2011, Cricket service was offered in 35 states and the District of Columbia and had approximately 5.8 million  customers. As of March 31, 2011, we and Savary Island owned wireless licenses covering an aggregate of approximately 184.6 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 95.3 million  POPs as of March 31, 2011. The licenses we and Savary Island own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming that Savary Island were to make available to us certain of its spectrum.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over an extended service area covering approximately 288 million  POPs. We have also entered into a wholesale agreement which permits us to offer Cricket services outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide.

The foundation of our business is to provide unlimited, nationwide wireless service and to design and market our products and services to appeal to customers seeking increased value. Our primary Cricket service is Cricket Wireless, which offers customers unlimited nationwide voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plans bundle certain features with unlimited local and U.S. long distance and unlimited text messaging, along with mobile web, 411 services, navigation and data backup. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for a low, flat rate. We also offer Cricket PAYGo™, a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services. In early 2011, we launched Muve Music™, an unlimited music download service designed specifically for mobile handsets, in select Cricket markets, and following this successful launch we have expanded the service to cover all of our markets. None of our services require customers to enter into long-term commitments or pass a credit check.

In August 2010, we revised certain features of a number of our Cricket service offerings.We introduced “all-inclusive” rate plans for all of our Cricket services and eliminated telecommunications taxes and certain other fees (such as activation, reactivation and regulatory fees) that we previously charged to customers. We also introduced new Cricket Broadband service plans with flat monthly rates that vary depending upon the targeted amount of data that a customer expects to use during the month. At the same time, we eliminated the free first month of service that we previously provided to new customers of our Cricket Wireless and Cricket Broadband services who purchased a handset or modem, and decreased the retail prices of many of our devices. We also eliminated late fees that we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time. Beginning in August 2010, we also began offering "smartphones" and other new handsets and devices, along with new, higher-priced service plans for those devices.

We believe that these changes to our business have made our services more attractive to customers and improved our competitive position, and they are producing improved operating and financial performance. The business changes we introduced have also affected a number of our operating metrics, generally tending to increase average revenue per user, or ARPU, cost per gross addition, or CPGA, and cash cost per user, or CCU, and tending to decrease gross customer additions and churn. For example, our appealing handset line-up and more attractive service plans have led many customers to purchase smartphones and select higher-value service plans, which has increased ARPU and has also increased product costs associated with the enhanced value these services offer to customers.

A significant number of existing customers are also choosing to upgrade their handsets, frequently to smartphones, and to select higher-value service plans. Prior to these changes, many existing customers activated a new line of service to receive a discount on a new handset and free month of service and then terminated their prior service. This increase in existing customers who are upgrading their handsets rather than activating a new line of service generally leads to fewer, but higher-quality, gross customer additions than under the prior model. The value offered by our new “all-inclusive” rate plans and the appeal of the smartphones and other new devices we have introduced has significantly reduced customer turnover, or churn. However, the substantial increase in existing customer upgrades as a result of our new initiatives tends to increase CCU. Further, the changes we have instituted tend to increase CPGA, because the fixed portions of our customer acquisition costs, including marketing and retail costs, are now allocated over a smaller number of gross customer additions. Total new customer acquisition costs tend to be lower than under the prior model because of the smaller number of gross customer additions. These lower new customer acquisition costs can substantially offset the costs of existing customer upgrades. On balance, we believe that the changes we implemented have strengthened our business and are leading to greater lifetime customer value.

As a result of the attractive value proposition we offer to customers, we have pursued opportunities within recent years to continue to strengthen and expand our business. Our current business expansion efforts include activities to enhance our network capacity in our existing markets, thereby allowing us to offer our customers an even higher-quality service area. In addition, we plan to deploy next-generation LTE network technology over the next few years, with a commercial trial market scheduled to be launched in late 2011. We also plan to continue to strengthen and expand our distribution, including through the wholesale agreement we have entered into, which permits us to offer Cricket services outside of our current network footprint. Other future business expansion activities could include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build out and launch of new markets, entering into partnerships with others or the acquisition of other wireless communications companies or complementary businesses. We expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Savary Island hold include large regional areas covering both rural and metropolitan communities, we and Savary Island may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise currently used for Cricket service. We intend to be disciplined as we pursue any expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, and churn to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, promotional activity, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base) and competitive actions, any of which may have the ability to either offset or magnify certain seasonal effects or the relative amount of time a market has been in operation. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, including shortages we experienced during the second quarter of 2009 and again in the second and third quarters of 2010. These shortages have had the effect of limiting the customer activity that would otherwise have been expected based on seasonal trends. From time to time, we also offer programs to help promote customer activity for our wireless services which may similarly affect seasonal trends. For example, we utilize a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our wireless services.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol service providers, traditional landline service providers, cable companies and mobile satellite service providers. The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively priced unlimited prepaid and postpaid service offerings. These service offerings present additional strong competition in markets in which our offerings overlap, and the evolving competitive landscape negatively impacted our financial and operating results beginning in 2009. As noted above, however, we substantially revised our product and service offerings in August 2010 and these changes are producing improved operating and financial performance. As consolidation in the industry continues and creates even larger competitors, advantages that these competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity by selling non-core assets or through future capital markets transactions. See “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These principles require us to make estimates and judgments that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities and our reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of deferred tax assets, long-lived assets and indefinite-lived intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010 on February 25, 2011, there have been no significant changes to our critical accounting policies and estimates.

Results of Operations

Operating Items

The following table summarizes operating data for our consolidated operations for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,
					Change from Prior Year
	2011	% of 2011 Service Revenues	2010	% of 2010 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$678,411		$614,628		$63,783	10.4%
Equipment revenues	101,503		69,132		32,371	46.8%
Total revenues	779,914		683,760		96,154	14.1%
Operating expenses:
Cost of service	235,945	34.8%	195,740	31.8%	40,205	20.5%
Cost of equipment	229,795	33.9%	168,053	27.3%	61,742	36.7%
Selling and marketing	109,852	16.2%	111,884	18.2%	(2,032)	(1.8)%
General and administrative	95,409	14.1%	92,256	15.0%	3,153	3.4%
Depreciation and amortization	126,674	18.7%	109,246	17.8%	17,428	16.0%
Total operating expenses	797,675	117.6%	677,179	110.2%	120,496	17.8%
Loss on sale or disposal of assets	(349)	(0.1)%	(1,453)	(0.2)%	1,104	(76.0)%
Operating income (loss)	$(18,110)	(2.7)%	$5,128	0.8%	$(23,238)	(453.2)%
____________

The following table summarizes customer activity for the three months ended March 31, 2011 and 2010:

			Change
For the Three Months Ended March 31(1):	2011	2010	Amount	Percent

Gross customer additions	852,164	1,132,998	(280,834)	(24.8)%
Net customer additions	330,574	445,768	(115,194)	(25.8)%
Weighted-average number of customers	5,650,349	5,135,102	515,247	10.0%
As of March 31:
Total customers	5,848,753	5,399,872	448,881	8.3%
____________

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Service Revenues

Service revenues increased $63.8 million, or 10.4%, for the three months ended March 31, 2011 compared to the corresponding period of the prior year. This increase resulted from a 10.0% increase in average total customers due both to existing market customer growth and the contribution of approximately 323,000 customers by Pocket to STX Wireless in October 2010, as well as a 3.4% increase in ARPU. The increase in ARPU was primarily attributable to the increased uptake of our higher-priced service plans for our new smartphone devices that were launched in August 2010. Offsetting the increase in service revenues was the elimination of certain late payment and reactivation fees in August 2010.

Equipment Revenues

Equipment revenues increased $32.4 million, or 46.8%, for the three months ended March 31, 2011 compared to the corresponding period of the prior year. This increase was primarily due to a 40% increase in the average revenue per device sold and a 5% increase in the number of devices sold to new and upgrading customers. The increase in the average revenue per device sold was primarily due to customers purchasing smartphones that we began to offer in August 2010 and lower promotional activity.

Cost of Service

Cost of service increased $40.2 million, or 20.5%, for the three months ended March 31, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service was 34.8% compared to 31.8% in the prior year period. Principal factors contributing to the increase in cost of service included increases in roaming and international long distance costs in connection with our introduction of unlimited nationwide roaming and international long distance services, and increases in telecommunications taxes due to increases in federal and state tax rates and our expansion into markets with higher tax rates.

Cost of Equipment

Cost of equipment increased $61.7 million, or 36.7%, for the three months ended March 31, 2011 compared to the corresponding period of the prior year. A 31% increase in the average cost per device sold was accompanied by a 5% increase in the number of devices sold. The increase in the average cost per device sold to new and upgrading customers during the period was largely attributable to our introduction of smartphones in August 2010.

Selling and Marketing Expenses

Selling and marketing expenses decreased $2.0 million, or 1.8%, for the three months ended March 31, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 16.2% from 18.2% in the prior year period. This percentage decrease was largely attributable to the increase in service revenues and consequent benefits of scale.

General and Administrative Expenses

General and administrative expenses increased $3.2 million, or 3.4%, for the three months ended March 31, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 14.1% from 15.0% in the prior year period primarily due to the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $17.4 million, or 16.0%, for the three months ended March 31, 2011 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to network and corporate platform upgrades as well as depreciation and amortization related to Pocket assets that were acquired by STX Wireless in the fourth quarter of 2010.

Loss on Sale or Disposal of Assets

Loss on sale or disposal of assets reflects losses recognized upon the disposal of certain of our property and equipment of $0.3 million and $1.5 million, during the three months ended March 31, 2011 and 2010, respectively.

Non-Operating Items

The following table summarizes non-operating data for our consolidated operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010	Change

Equity in net income of investees, net	$1,179	$571	$608
Interest income	64	428	(364)
Interest expense	(58,819)	(60,295)	1,476
Other income, net	—	15	(15)
Income tax expense	(10,754)	(11,294)	540

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Equity in Net Income of Investees, Net

Equity in net income of investees, net reflects our share of net income of regional wireless service providers in which we hold investments.

Interest Income

Interest income decreased $0.4 million during the three months ended March 31, 2011 compared to the corresponding period of the prior year. This decrease was primarily attributable to a decline in our short-term investments from the corresponding period of the prior year.

Interest Expense

Interest expense decreased $1.5 million during the three months ended March 31, 2011 compared to the corresponding period of the prior year. The decrease in interest expense resulted primarily from our issuance of $1,200 million of 7.75% senior notes due 2020 in November 2010. Substantially all of the proceeds of this issuance were used to repurchase and redeem our $1,100 million of 9.375% senior notes due 2014.

Income Tax Expense

During the three months ended March 31, 2011, we recorded income tax expense of $10.8 million compared to income tax expense of $11.3 million for the three months ended March 31, 2010. The decrease in income tax expense during the three months ended March 31, 2011 compared to the prior year period was caused primarily by a decrease in the deferred tax effect of goodwill amortization for income tax purposes and by the prior year increase in state tax expense resulting from an increase in our state tax rate in the prior year. These changes were partially offset by an increase in the net deferred tax effect of our investment in certain joint ventures and the amortization of wireless license for income tax purposes in the current year.

Customer Recognition and Disconnect Policies

We recognize a new customer as a gross addition in the month that he or she activates a Cricket service. We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated. The customer must pay his or her service amount by the payment due date or his or her service will be suspended. Cricket Wireless customers, however, may elect to purchase our BridgePay service, which would entitle them to an additional seven days of service. When service is suspended, the customer is generally not able to make or receive calls or access the internet via our Cricket Broadband service, as applicable. Any call attempted by a suspended Cricket Wireless customer is routed directly to our customer service center in order to arrange payment. For our Cricket Wireless and Cricket Broadband services, if a new customer does not pay all amounts due on the first bill they receive following initial activation within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which the customer's service was discontinued. If a Cricket Wireless or Cricket Broadband customer has made payment on his or her first bill and in a subsequent month does not pay all amounts due within 30 days of the due date, the account is disconnected and counted as churn. For Cricket Wireless customers who have elected to use BridgePay to receive an additional seven days of service, those customers must still pay all amounts otherwise due on their Cricket Wireless account within 30 days of the original due date or their account will also be disconnected and counted as churn.

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

Performance Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include ARPU, which measures average service revenue per customer; CPGA, which measures the average cost of acquiring a new customer; CCU, which measures the non-selling cash cost of operating our business on a per customer basis; churn, which measures turnover in our customer base; and adjusted OIBDA, which measures operating performance. ARPU, CPGA, CCU and adjusted OIBDA are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company's financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, which are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, which are excluded from the most directly comparable measure so calculated and presented. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of ARPU, CPGA, CCU and adjusted OIBDA to the most directly comparable GAAP financial measures.

ARPU is service revenues less pass-through regulatory fees and telecommunications taxes, divided by the weighted-average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. Prior to the fourth quarter of 2010, we accounted for regulatory fees and telecommunications taxes paid with respect to our service plans, including Universal Service Fund and E-911 fees, on a net basis in the consolidated statement of operations, such that these fees and taxes were recorded as service revenues, net of amounts owed and remitted to government agencies. We no longer bill and collect these fees and taxes from customers on the new “all-inclusive” service plans we launched in August 2010. As a result, during the fourth quarter of 2010, we elected to change the method of accounting for regulatory fees and telecommunications taxes from a net to a gross basis of presentation. As a result of this change, we no longer deduct from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead include such amounts in cost of service. For purposes of calculating ARPU, we have deducted from service revenues pass-through regulatory fees and telecommunications taxes that we bill and collect from our customers with respect to our previously-offered non-“all-inclusive” service plans, which we remit on their behalf. This change has been applied retrospectively to our ARPU results presented below. We have made a corresponding adjustment in our calculation of CCU, as described below.

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

CCU is cost of service and general and administrative costs (excluding applicable share-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition (which includes the gain or loss on the sale of devices to existing customers, costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers) and commissions paid to third parties for certain activities related to the continuing service of customers), less pass-through regulatory fees and telecommunications taxes, divided by the weighted-average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Prior to the fourth quarter of 2010, we accounted for regulatory fees and telecommunications taxes paid with respect to our service plans, including Universal Service Fund and E-911 fees, on a net basis in the consolidated statement of operations, such that these fees and taxes were recorded as service revenues, net of amounts remitted to government agencies. We no longer bill and collect these fees and taxes from customers on the new “all-inclusive” service plans we launched in August 2010. As a result, during the fourth quarter of 2010, we elected to change the method of accounting for regulatory fees and telecommunications taxes from a net to a gross basis of presentation. As a result of this change, we no longer deduct from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead include such amounts in cost of service. For purposes of calculating CCU, we have deducted from cost of service pass-through regulatory fees and telecommunications taxes that we bill and collect from our customers with respect to our previously-offered non-“all-inclusive” service plans, which we remit on their behalf. This change has been applied retrospectively to our CCU results presented below. We have made a corresponding adjustment in our calculation of ARPU, described above. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.

Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay the first bill they receive following initial activation are deducted from our gross customer additions in the month in which they are disconnected; as a result, these customers are not included in churn. Customers of our Cricket Wireless and Cricket Broadband service are generally disconnected from service approximately 30 days after failing to pay a monthly bill, and pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Customers of our Cricket PAYGo service are generally disconnected from service if they have not replenished or “topped up” their account within 60 days after the end of their most recent term of service. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

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

The following table shows metric information for the three months ended March 31, 2011 and 2010 (in thousands, except for ARPU, CPGA, CCU and Churn):

	Three Months Ended March 31,
	2011	2010

ARPU	$39.35	$38.04
CPGA	$192	$171
CCU	$23.04	$17.49
Churn	3.1%	4.5%
Adjusted OIBDA	$112,492	$122,992

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures, as described above, that are widely used in the telecommunications industry but that are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC.

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (unaudited; in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended March 31,
	2011	2010

Service revenues	$678,411	$614,628
Less pass-through regulatory fees and telecommunications taxes	(11,459)	(28,576)
Total service revenues used in the calculation of ARPU	666,952	586,052
Weighted-average number of customers	5,650,349	5,135,102
ARPU	$39.35	$38.04

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (unaudited; in thousands, except gross customer additions and CPGA):

	Three Months Ended March 31,
	2011	2010

Selling and marketing expense	$109,852	$111,884
Less share-based compensation expense included in selling and marketing expense	(47)	(1,106)
Plus cost of equipment	229,795	168,053
Less equipment revenue	(101,503)	(69,132)
Less net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition	(74,124)	(16,141)
Total costs used in the calculation of CPGA	$163,973	$193,558
Gross customer additions	852,164	1,132,998
CPGA	$192	$171

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (unaudited; in thousands, except weighted-average number of customers and CCU):

	Three Months Ended March 31,
	2011	2010

Cost of service	$235,945	$195,740
Plus general and administrative expense	95,409	92,256
Less share-based compensation expense included in cost of service and general and administrative expense	(3,532)	(6,059)
Plus net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition	74,124	16,141
Less pass-through regulatory fees and telecommunications taxes	(11,459)	(28,576)
Total costs used in the calculation of CCU	$390,487	$269,502
Weighted-average number of customers	5,650,349	5,135,102
CCU	$23.04	$17.49

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (unaudited; in thousands):

	Three Months Ended March 31,
	2011	2010

Operating income (loss)	$(18,110)	$5,128
Plus depreciation and amortization	126,674	109,246
OIBDA	$108,564	$114,374
Plus loss on sale or disposal of assets	349	1,453
Plus share-based compensation expense	3,579	7,165
Adjusted OIBDA	$112,492	$122,992

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $393.8 million in unrestricted cash, cash equivalents and short-term investments as of March 31, 2011. We generated $72.0 million of net cash from operating activities during the three months ended March 31, 2011, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets continue to mature and our business continues to grow. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations, as well as our current business expansion efforts. From time to time, we may generate additional liquidity by selling non-core assets or through future capital market transactions.

Our current business expansion efforts include activities to enhance our network capacity in our existing markets, thereby allowing us to offer our customers an even higher-quality service area. In addition, we plan to deploy next-generation LTE network technology over the next few years, with a commercial trial market scheduled to be launched in late 2011. We also plan to continue to strengthen and expand our distribution, including through the wholesale agreement we have entered into, which permits us to offer Cricket services outside of our current network footprint.

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

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial and operating performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected financial and operating results, the competitive landscape and other factors. In evaluating our liquidity and managing our financial resources, we plan to maintain what we consider to be a reasonable surplus of unrestricted cash, cash equivalents and short-term investments to be available, if necessary, to address unanticipated variations or changes in working capital, operating and capital requirements, and our financial and operating performance. If cash generated from operations were to be adversely impacted by substantial changes in our projected financial and operating performance (for example, as a result of changes in general economic conditions, increased competition in our markets, slower-than-anticipated growth or customer acceptance of our products or services, increased churn or other factors), we believe that we could manage our expenditures, including capital expenditures, and the pace and timing of our business expansion efforts to the extent we deemed necessary, to match our available liquidity. Our projections regarding future capital and operating requirements and liquidity are based upon current operating, financial and competitive information and projections regarding our business and its financial performance. There are a number of risks and uncertainties (including the risks to our business described above and others set forth in this report in Part II - Item 1A. under the heading entitled “Risk Factors”) that could cause our financial and operating results and capital requirements to differ materially from our projections and that could cause our liquidity to differ materially from the assessment set forth above.

As of March 31, 2011, we had $2,895.5 million in senior indebtedness outstanding, which was comprised of $250 million in aggregate principal amount of 4.5% convertible senior notes due 2014, $300 million in aggregate principal amount of 10.0% unsecured senior notes due 2015, $45.5 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016 and $1,200 million in aggregate principal amount of 7.75% unsecured senior notes due 2020, as more fully described below. The indentures governing Cricket's secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to take certain actions, including incurring additional indebtedness beyond specified thresholds.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under the indentures governing Cricket's secured and unsecured senior notes. In addition, as the new markets and product offerings that we have launched continue to develop and our existing markets mature, we expect that increased cash flows will result in improvements in our consolidated leverage ratio. Our $2,895.5 million of senior indebtedness bears interest at fixed rates; however, we continue to review changes and trends in interest rates to evaluate possible hedging activities we could consider implementing. As a result of the actions described above, together with our expected cash flows from operations and our ability to manage our capital expenditures and other business expenses as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $21.6 million, or 23.0%, for the three months ended March 31, 2011 compared to the corresponding period of the prior year. This decrease was primarily attributable to changes in working capital, and decreased operating income, exclusive of non-cash items such as depreciation and amortization.

Investing Activities

Net cash used in investing activities was $140.8 million during the three months ended March 31, 2011, which included the effects of the following transactions during the period:

•	We purchased $92.9 million of property and equipment for the ongoing growth and development of markets in commercial operation and other internal capital projects.

•	We made investment purchases of $105.5 million, offset by sales or maturities of investments of $61.3 million.

Financing Activities

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2011, which related to capital leases and interest payments relating to our Savary Island venture.

Senior Notes

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap's general unsecured obligations and rank equally in right of payment with all of Leap's existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap's subsidiaries' creditors, including under the secured and unsecured senior notes described above and below. The notes are effectively junior to all of Leap's existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations.

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

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap's capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap's capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap's board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option.

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness for borrowed money of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

Non-Negotiable Promissory Note Due 2015

On December 27, 2010, we purchased the remaining 17.5% controlling membership interest in Denali that we did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year-to-year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. As of March 31, 2011 and December 31, 2010, $45.5 million in principal amount of indebtedness was outstanding under the note. On May 4, 2011, Cricket prepaid approximately $15.1 million in principal amount of the note.

Senior Secured Notes Due 2016

On June 5, 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2011, the effective interest rate on the notes was 7.99%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in November 2009. The notes are guaranteed on a senior secured basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees any indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' senior secured obligations and are equal in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated indebtedness.

The notes and the guarantees are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,500 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the senior secured notes and the guarantees.

The notes and the guarantees are secured on a pari passu basis with all of Leap's, Cricket's and the guarantors' obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 3.0 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island and STX Wireless) for the prior four fiscal quarters through December 31, 2011, and stepping down to 2.5 times such consolidated cash flow for any such debt incurred after December 31, 2011.

The notes and the guarantees are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island and STX Wireless) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

The notes and the guarantees are secured on a first-priority basis, equally and ratably with any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt).

Prior to May 15, 2012, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.75% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to May 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at May 15, 2012 plus (2) all remaining required interest payments due on such notes through May 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after May 15, 2012, at a redemption price of 105.813%, 103.875% and 101.938% of the principal amount thereof if redeemed during the twelve months beginning on May 15, 2012, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on May 15, 2015 or thereafter, plus accrued and unpaid interest thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon to the repurchase date.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2011, the effective interest rate on the notes was 7.88%, which includes the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the senior secured notes described above, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

Prior to October 15, 2013, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to October 15, 2015, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at October 15, 2015 plus (2) all remaining required interest payments due on such notes through October 15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after October 15, 2015, at a redemption price of 103.875%, 102.583% and 101.292% of the principal amount thereof if redeemed during the twelve months beginning on October 15, 2015, 2016 and 2017, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on October 15, 2018 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

Fair Value of Financial Instruments

As more fully described in Note 4 to our condensed consolidated financial statements included in “Part I - Item 1. Financial Statements” of this report, we apply the authoritative guidance for fair value measurements to our assets and liabilities. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of March 31, 2011 and December 31, 2010, none of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions, Dispositions and Other Agreements

Capital Expenditures

During the three months ended March 31, 2011, we made approximately $92.9 million in capital expenditures. These capital expenditures were primarily for the ongoing growth and development of markets in commercial operation and other internal capital projects. Capital expenditures for fiscal year 2011 are primarily expected to reflect expenditures required to enhance network capacity in our existing markets, deploy next-generation LTE network technology, with a commercial trial market scheduled to be launched in late 2011, and support other internal capital projects.

STX Wireless Joint Venture

Cricket service is offered in South Texas by our joint venture STX Operations. Cricket controls STX Operations through a 75.75% controlling membership interest in its parent company STX Wireless. On October 1, 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, we made payments to Pocket of approximately $40.7 million in cash.

The joint venture strengthens our presence and competitive positioning in the South Texas region. Commencing October 1, 2010, STX Operations began providing Cricket service to approximately 700,000 customers, of which approximately 323,000 were contributed by Pocket, with a network footprint covering approximately 4.4 million POPs.

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement of STX Wireless, or the STX LLC Agreement. Under the STX LLC Agreement, Pocket has the right to put, and we have the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to us all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). We have the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to us by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period, the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the three months ended March 31, 2011 and for the year ending December 31, 2010, we recorded accretion charges of $9.5 million and $48.1 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption values of $109.0 million and $99.5 million, respectively.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. Such loans will bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap.

We are integrating the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the new joint venture will operate more efficiently. This integration is expected to occur throughout 2011 and we may incur significant restructuring charges to integrate STX Wireless' network and retail operations during this time period.

In a separate transaction, on January 3, 2011, we acquired Pocket's customer assistance call center for $850,000. We accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

Savary Island Venture

Cricket owns an 85% non-controlling membership interest in Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us. On December 27, 2010, immediately prior to Cricket's purchase of the remaining 17.5% controlling membership interest in Denali that it did not previously own, Denali contributed all of its wireless spectrum outside of the Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a “very small business” designated entity under FCC regulations. Ring Island Wireless, LLC, or Ring Island, contributed $5.1 million of cash to Savary Island in exchange for a 15% controlling membership interest. On March 31, 2011, Denali and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

Under the amended and restated limited liability company agreement of Savary Island, or the Savary Island LLC Agreement, Ring Island has the right to put its entire controlling membership interest in Savary Island to Cricket during the 30-day period commencing on the earlier to occur of May 1, 2012 (based on current FCC rules) and the date of a sale of all or substantially all of the assets, or the liquidation, of Savary Island, and during any 30-day period commencing after a breach by Cricket of its obligation to pay spectrum lease fees or fund working capital loans under the Savary Island Credit Agreement (see below) which breach has continued for 120 days after written notice of breach. The purchase price for such sale is an amount equal to Ring Island's equity contributions to Savary Island less any optional distributions made pursuant to the Savary Island LLC Agreement, plus $150,000 if the sale is consummated prior to May 1, 2017 without incurring any unjust enrichment payments. If the put option is exercised, the consummation of the sale will be subject to FCC approval. We have recorded this obligation to purchase Ring Island's controlling membership interest in Savary Island as a component of redeemable non-controlling interest in the consolidated balance sheets. Savary Island has guaranteed Cricket's put obligations under the Savary Island LLC Agreement, which guaranty is secured on a first-lien basis by certain assets of Savary Island. Under the Savary Island LLC Agreement, Savary Island is also required to make monthly mandatory distributions to Ring Island. Savary Island is also party to a management services agreement with Cricket, pursuant to which Cricket provides management services to Savary Island in exchange for a management fee.

To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period, the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. We have recorded the obligation to purchase all of Ring Island's membership interest in Savary Island as a component of redeemable non-controlling interests in the consolidated balance sheets. As of March 31, 2011 and December 31, 2010, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, dated as of December 27, 2010, or the Savary Island Credit Agreement, to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. As of March 31, 2011 and December 31, 2010, borrowings under the Savary Island Credit Agreement totaled $211.6 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are amortized in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Dispositions and Other Agreements

On May 4, 2011, we and Savary Island entered into license exchange agreements with T-Mobile and its affiliates in which Cricket and Savary Island have agreed to assign 10 MHz of unused wireless spectrum in Indianapolis, IN, Minneapolis, MN and Syracuse, NY to T-Mobile and its affiliates. In exchange, Cricket will receive 10 MHz of additional wireless spectrum in seven existing Cricket markets in Texas, Colorado, Oklahoma and New Mexico and will cancel a portion of the indebtedness owed by Savary Island to Cricket. We and Savary Island have also entered into spectrum lease arrangements with T-Mobile and its affiliates for the interim lease of the spectrum subject to the exchange for the period until the closing. The closing of the exchange transaction is subject to customary closing conditions, including the approval of the FCC.

On February 11, 2011, we entered into an agreement with Global Tower, LLC, or GTP, to sell certain of our telecommunications tower assets in one or more closings. At the initial closing on April 28, 2011, we sold certain telecommunications towers and related assets in exchange for approximately $17.0 million in cash. At the closing, we entered into a 10-year lease agreement with GTP to continue its commercial use of the towers.

On August 2, 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which permits us to offer Cricket wireless services outside our current network footprint using Sprint's network.

The initial term of the wholesale agreement is until December 31, 2015, and the agreement renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, we will pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. We have agreed, among other things, to provide a minimum of $300 million of aggregate revenue under the agreement over its initial five-year term (against which we can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $25 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in each of 2012, 2013 and 2014, and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provide in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year.

In addition, in the event we are involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc., or MetroPCS), either we (or our successor in interest) or Sprint may terminate the agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, beginning at 40% for any such agreement entered into in 2011, 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

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

In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint's successor-in-interest.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2011, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, commercial, business practices and other matters. Due in part to the growth and expansion of our business operations, we have become subject to increased amounts of litigation, including disputes alleging intellectual property infringement.

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

Patent Litigation

DNT

On May 1, 2009, we were sued by DNT LLC, or DNT, in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that we use, encourage the use of, sell, offer for sale and/or import voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT's patent. DNT alleges that our infringement is willful, and the complaint seeks an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys' fees. On July 23, 2009, we filed an answer to the complaint as well as counterclaims. On December 14, 2009, DNT's patent was determined to be invalid in a case it brought against other wireless providers. DNT's lawsuit against us has been stayed, pending resolution of that other case.

Digital Technology Licensing

On April 21, 2009, we and certain other wireless carriers (including Hargray Wireless LLC, or Hargray Wireless, a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) were sued by Digital Technology Licensing LLC, or DTL, in the United States District Court for the Southern District of New York, for alleged infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL alleges that we and Hargray Wireless sell and/or offer to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constitute direct and/or indirect infringement of DTL's patent. DTL further alleges that we and Hargray Wireless directly and/or indirectly infringe its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleges that the asserted infringement is willful, and the complaint seeks a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys' fees, and expenses. On January 5, 2010, this matter was stayed, pending final resolution of another case that DTL brought against another wireless provider in which it alleged infringement of the patent that is at issue in our matter. That other case has been settled and dismissed but the stay in our matter has not been lifted.

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

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011, other than:

•
Changes to the risk factor below entitled "We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for Cricket Service," which has been updated for recent events in the wireless industry;

•
Changes to the risk factor below entitled "We May Be Unable to Obtain or Maintain the Roaming and Wholesale Services We Need From Other Carriers to Remain Competitive," which has been updated for developments in regulatory proceedings; and

•
Changes to the risk factor below entitled "Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment," which has been updated to reflect a possible proxy contest that we may face.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $86.4 million for the three months ended March 31, 2011, and net losses of $785.1 million, $238.0 million and $143.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful expansion of our distribution channels, and on customer acceptance of our Cricket product and service offerings. We have experienced and expect to continue to experience increased expenses in connection with our launch of significant new business expansion efforts, including activities to broaden our portfolio of products and services, to strengthen and expand our distribution channels and to enhance our network quality and capacity in our existing markets. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

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

Many of our competitors have greater name and brand recognition, larger spectrum holdings, larger footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide, offer the latest and most popular devices through exclusive vendor arrangements, market to broader customer segments and offer service over larger geographic areas than we can, offer bundled service offerings which include landline phone, television and internet services that we are not able to duplicate, and purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, our inability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services. On March 20, 2011, T-Mobile, the nation's fourth-largest wireless carrier, announced that it had entered into an agreement to be acquired by AT&T, the nation's second-largest carrier, a transaction which will require regulatory review and approval. If approved, the combination of these two carriers could further exacerbate competitive imbalances in the wireless industry.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each now offer unlimited service offerings. Sprint Nextel also offers competitively-priced unlimited service offerings under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer competitively-priced service offerings. For example, Tracfone Wireless sells wireless offerings exclusively in Wal-Mart under its “Straight Talk” brand using a number of carriers' wireless networks. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

In addition to voice offerings, there are a number of mobile broadband services that compete with our Cricket Broadband service. AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer mobile broadband services. In addition, Clearwire Corporation has launched unlimited 4G wireless broadband service in a number of markets in which we offer Cricket Broadband. Best Buy also recently launched a mobile broadband product using Sprint's wireless network. These broadband service offerings have presented, and are expected to continue to present, strong competition in markets in which our mobile broadband offerings overlap.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. The evolving competitive landscape negatively impacted our financial and operating results beginning in 2009, resulting in fewer new customers, lower average monthly revenue per customer and increased costs. We substantially revised our product and service offerings in August 2010 to respond to the evolving competitive landscape, including offering “all-inclusive” service plans, eliminating certain telecommunications taxes and certain other fees that we previously charged to customers, eliminating the free first month of service that we previously provided to new customers, and offering “smartphones” and other new handsets and devices. We believe that these changes to our business have made our product and service offerings more attractive to customers and improved our competitive position, and they are producing improved operating and financial performance.  These more recent initiatives have also resulted in increased costs, including equipment subsidy for new and upgrading customers.  The extent to which our new initiatives will be successful and impact our future financial and operating results will depend upon continued customer acceptance of our new product and service offerings and our ability to retain these customers.  The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

Continued market turbulence and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broad customer base and may be attractive to a market segment that is more vulnerable to weak economic conditions. As a result, during general economic downturns, we may have greater difficulty in gaining new customers within this base for our services and existing customers may be more likely to terminate service due to an inability to pay. For example, high unemployment levels have impacted our customer base, especially the lower-income segment of our customer base, by decreasing their discretionary income and affecting their ability to maintain service. Continued weak economic conditions and tight credit conditions may also adversely impact our vendors and dealers, some of which have filed for or may be considering bankruptcy, or may experience cash flow or liquidity problems, any of which could adversely impact our ability to distribute, market or sell our products and services. For example, in 2009, Nortel Networks, which has provided a significant amount of our network infrastructure, entered into bankruptcy reorganization and sold substantially all of its network infrastructure business to Ericsson. Sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

If We Experience Low Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors in addition to the macro-economic factors described above, including the size of our service areas, network performance and reliability issues, our device and service offerings, customer perceptions of our services, customer care quality and wireless number portability. Managing these factors and customers' expectations is essential in attracting and retaining customers. Although we have implemented programs to attract new customers and address customer turnover, we cannot assure you that these programs or our strategies to address customer acquisition and turnover will be successful. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investments, and May Continue to Invest, in Ventures That We Do Not Control.

We own an 85% non-controlling membership interest in Savary Island. Savary Island is a “very small business” designated entity under FCC regulations, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us. Our participation in Savary Island is structured as a non-controlling membership interest in accordance with FCC rules and regulations. We have agreements with our venture partner in Savary Island that are intended to allow us to participate to a limited extent in the development of the business through the venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of the venture, and may be terminated for convenience by the controlling member. The FCC's rules restrict our ability to acquire controlling membership interests in designated entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC.

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

The FCC has implemented rule changes aimed at addressing alleged abuses of its designated entity program. While we do not believe that these recent rule changes materially affect our Savary Island venture, the scope and applicability of these rule changes to these designated entity structures remain in flux and have been subject to administrative and judicial review. For example, on August 24, 2010, the United States Court of Appeals for the Third Circuit vacated certain of the FCC's revisions to its designated entity rules, and on March 28, 2011, the United States Supreme Court denied review of the decision. We also cannot predict whether and to what extent the FCC will seek to reinstate or to further modify the designated entity rules. In addition, third parties and the federal government have in the past challenged certain designated entity structures, alleging violations of federal qui tam and other laws and seeking significant monetary damages. We cannot predict the degree to which rule changes, federal court litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits will affect our current or future business ventures, including our arrangements with respect to Savary Island or our or Savary Island's current license holdings or our participation in future FCC spectrum auctions.

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

The FCC has adopted a report and order and a further order on reconsideration clarifying that commercial mobile radio service providers are required to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC also recently adopted an order and new rules that require carriers to offer automatic roaming for data services on commercially reasonable terms, subject to certain exceptions. These orders do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. In addition, the FCC's data roaming order is not final and could be subject to further reconsideration by the FCC or appeal in federal court.

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

We May Not Realize the Expected Benefits from Our New Wholesale Arrangement.

On August 2, 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which permits us to offer Cricket wireless services outside our current network footprint using Sprint's network. We have agreed, among other things, to provide a minimum of $300 million of revenue under the agreement over its initial five-year term (against which we can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $25 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in each of 2012, 2013 and 2014, and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provide in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year.

In addition, in the event we are involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS), either we (or our successor in interest) or Sprint may terminate the agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, beginning at 40% for any such agreement entered into in 2011, 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015. In the event that we are involved in a change-of-control transaction with MetroPCS during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum revenue commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof.

We entered into this new wholesale agreement to enable us to offer enhanced products and services and to strengthen and expand our distribution. However, there are risks and uncertainties that could impact our ability to realize the expected benefits from this arrangement. Customers may not accept our products and service offerings at the levels we expect and our plans to increase our retail distribution channels may not result in additional customers or increased revenues. We cannot guarantee that we will be able to generate sufficient revenue to satisfy the annual and aggregate minimum revenue commitments or that prices for wireless services will not decline to levels below what we have negotiated to pay under the wholesale agreement. We also cannot guarantee that we will be able to renew the agreement on terms that will be acceptable to us following the completion of the initial five-year term of the agreement. If we are unable to attract new wireless customers and increase our distribution, our ability to derive benefits from this new agreement could be limited, which could materially adversely affect our business, financial condition and results of operations.

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

In our quarterly and annual reports (as amended) for the periods ended from December 31, 2006 through September 30, 2008, we reported a material weakness in our internal control over financial reporting which related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings. As described in “Part II - Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009, we took a number of actions to remediate this material weakness, which included reviewing and designing enhancements to certain of our systems and processes relating to revenue recognition and user acceptance testing and hiring and promoting additional accounting personnel with the appropriate skills, training and experience in these areas. Based upon the remediation actions described in “Part II - Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009, management concluded that the material weakness described above was remediated as of December 31, 2008.

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

Although we believe we took appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future or that no material weakness will result from any difficulties, errors, delays or disruptions while we implement and transition to significant new internal systems, including the recent transition to our new customer billing system. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers unlimited wireless services for a flat rate without requiring them to enter into a fixed-term contract or pass a credit check. We provide nationwide voice, data and mobile broadband wireless services through our own Cricket network footprint and through roaming agreements that we have entered into with other carriers. In addition, we have entered into a national wholesale agreement which permits us to offer Cricket wireless services outside of our current network footprint. Our strategy of offering unlimited wireless services may not prove to be successful in the long term. From time to time, we also evaluate our product and service offerings and the demands of our target customers and may modify, change, adjust or discontinue our product and service offerings or offer new products and services on a permanent, trial or promotional basis. We cannot assure you that these product or service offerings will be successful or prove to be profitable.

If We Are Unable to Manage Our Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our markets. During 2009, new markets were launched in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. In addition, we have pursued other opportunities within recent years to continue to strengthen and expand our business. These activities have included the broadening of our portfolio of products and services, including through the introduction of our Cricket Broadband and Cricket PAYGo services, our new “all-inclusive” rate plans and our new Muve Music service. We have also pursued activities to strengthen and expand the available network service area for Cricket products and services, which have included enhancing network coverage and capacity in our existing markets, entering into agreements to provide Cricket customers with nationwide voice and data roaming services as well as a wholesale agreement which permits us to offer Cricket services outside of our current network footprint.

The management of our growth requires, among other things, continued development of our financial controls, budgeting and forecasting processes and information management systems, stringent control of costs, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and the acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. Furthermore, the implementation of new or expanded systems or platforms to accommodate our growth, and the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage our expected growth and development, to effectively manage our markets, to enhance our processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

In addition, the growth in our markets, the integration of newly-acquired markets or businesses and the introduction of new device offerings such as the “smartphones” we introduced in August 2010 require continued management and control of our device inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, including shortages we experienced during the second quarter of 2009, and again in the second and third quarters of 2010. While we have recently implemented a new inventory management system and have undertaken other efforts to address inventory forecasting, there can be no assurance that we will not experience inventory shortages in the future. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

We May Have Difficulty Managing and Integrating New Joint Ventures or Partnerships That We Form or Companies or Businesses That We Acquire.

In addition to growing our business through the operation of our existing and new markets, we may also expand our business by entering into joint ventures or partnerships with others or acquiring other wireless communications companies or complementary businesses. For example, in October 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Commencing October 1, 2010, STX Operations began providing Cricket service to approximately 700,000 customers with a network footprint covering approximately 4.4 million POPs. Entering into joint ventures and partnerships or acquiring other companies or businesses may create numerous risks and uncertainties, including unanticipated costs and liabilities, possible difficulties associated with the integration of the parties' various operations and the potential diversion of management's time and attention from our existing operations. In addition, the consolidation of operating assets and operations following the formation of a joint venture may result in significant restructuring charges. For example, we are integrating the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the STX Wireless joint venture operate efficiently, which integration is expected to occur throughout 2011 and could result in significant restructuring charges. Our failure to effectively manage and integrate STX Wireless or other new partnerships that we may enter into or companies or businesses that we could acquire could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of March 31, 2011, our total outstanding indebtedness was $2,842.2 million, including $250 million in aggregate principal amount of convertible senior notes due 2014, $300 million in aggregate principal amount of senior notes due 2015, $45.5 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of senior secured notes due 2016 and $1,200 million in aggregate principal amount of senior notes due 2020.

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

Despite Current Indebtedness Levels, We May Incur Additional Indebtedness. This Could Further Increase the Risks Associated with Our Leverage.

The terms of the indentures governing Cricket's secured and unsecured senior notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. The indenture governing Leap's convertible senior notes does not limit our ability to incur debt.

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

If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. In addition, depending on the timing and extent of any additional indebtedness that we could incur, such additional amounts could potentially result in the issuance of adverse credit ratings affecting us and/or our outstanding indebtedness, which could make it more difficult or expensive for us to borrow in the future and could affect the trading prices of our secured and unsecured senior notes, our convertible senior notes and our common stock.

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

We May Be Unable to Refinance Our Indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity, including indebtedness under the indentures governing our secured and unsecured senior notes and convertible senior notes. Our $250 million of unsecured convertible senior notes is due in 2014, our $300 million of 10.0% unsecured senior notes is due in 2015, our $1,100 million of 7.75% senior secured notes is due in 2016, and our $1,200 million of 7.75% unsecured senior notes is due in 2020. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

Covenants in Our Indentures or in Credit Agreements or Indentures That We May Enter into in the Future May Limit Our Ability to Operate Our Business.

The indentures governing Cricket's secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to make distributions or other payments to our investors or subordinated creditors unless we satisfy certain financial tests or other criteria. In addition, these indentures include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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
The restrictions in the indentures governing Cricket's secured and unsecured senior notes could limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar or more onerous restrictions.

Under the indentures governing our secured and unsecured senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of secured or unsecured senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest.

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

We have substantial federal and state NOLs for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. At March 31, 2011, we had federal and state NOLs of approximately $2.2 billion (which begin to expire in 2022 for federal income tax purposes and of which $0.3 million will expire at the end of 2011 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $838 million, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

Our ability to utilize NOLs could be further limited if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, a change in ownership can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change in our ownership would limit the amount of NOL carryforwards we could utilize in a given year to the aggregate fair market value of Leap common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

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

A Significant Portion of Our Assets Consists of Wireless Licenses, Goodwill and Other Intangible Assets.

As of March 31, 2011, 42.9% of our assets consisted of wireless licenses, goodwill and other intangible assets. The value of our assets will depend on market conditions, the availability of buyers and similar factors. While the value of these assets is determined by using the market approach for purposes of our impairment testing, those values may differ from what would ultimately be realized by us in a sales transaction and that difference may be material. By their nature, our intangible assets may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

Competitors have begun providing competing wireless telecommunications service through the use of developing technologies, such as WiMax and LTE. We currently plan to deploy next-generation LTE network technology over the next few years, with a commercial trial market scheduled to be launched in late 2011. We cannot predict, however, which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products and services. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. For example, we expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. In addition, we may be required to acquire additional spectrum to deploy these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis or at all. There are also risks that current or future versions of the wireless technologies and evolutionary path that we have selected or may select may not be demanded by customers or provide the advantages that we expect. If such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that widespread demand for advanced data services will develop at a price level that will allow us to earn a reasonable return on our investment. In addition, there are risks that other wireless carriers on whose networks our customers roam may change their technology to other technologies that are incompatible with ours. As a result, the ability of our customers to roam on such carriers' wireless networks could be adversely affected. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected. Further, we may not be able to negotiate or maintain cost-effective data roaming agreements on LTE or other data networks, and we are not able to assure you that customer devices that operate on LTE or other data networks will be available at costs that will make them attractive to customers.

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

Concerns over possible health and safety risks associated with radio frequency emissions and defective products may discourage the use of wireless handsets, which could decrease demand for our services, or result in regulatory restrictions or increased requirements on the location and operation of cell sites, which could increase our operating expenses. Concerns over possible safety risks could decrease the demand for our services. For example, in 2008, a technical defect was discovered in one of our manufacturer's handsets which appeared to prevent a portion of 911 calls from being heard by the operator. After learning of the defect, we instructed our retail locations to temporarily cease selling the handsets, notified our customers of the matter and directed them to bring their handsets into our retail locations to receive correcting software. If one or more Cricket customers were harmed by a defective product provided to us by a manufacturer and subsequently sold in connection with our services, our ability to add and maintain customers for Cricket service could be materially adversely affected by negative public reactions.

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

Generally, there are multiple sources for the types of products and services we purchase or use. However, we rely on one key vendor for billing services, a limited number of vendors for device logistics, a limited number of vendors for voice and data communications transport services and a limited number of vendors for payment processing services. In addition, we currently rely on a single vendor to support the platform for our Muve Music service. In December 2008 we entered into a long-term, exclusive services agreement with Convergys Corporation for the implementation and ongoing management of a new billing system, which we recently launched. Because of the costs and time lags that can be associated with transitioning from one supplier or service provider to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers or service providers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

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

We Have Upgraded a Number of Significant Business Systems, Including Our Customer Billing System, and Any Unanticipated Difficulties, Delays or Interruptions with the Transition Could Negatively Impact Our Business.

During the past year, we upgraded a number of our significant, internal business systems, including implementing a new inventory management system, and new point-of-sale system. In addition, we recently transitioned to a new customer billing system.

We cannot assure you that we will not experience difficulties, errors, delays or disruptions while we transition to these new systems. Significant unexpected difficulties in transitioning our billing or other systems could materially impact our ability to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs or could suffer a material weaknesses in our internal control over financial reporting, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

We and Our Suppliers Rely on Third Party Intellectual Property Rights in the Operation of Our Business.

In conducting our business operations, we and many of our suppliers rely on equipment, software, technology and content developed by third parties which are protected by and subject to a wide array of patents and other intellectual property rights. As a result, third parties have asserted and may in the future assert infringement claims against us or our suppliers based on our or their general business operations and the equipment, software, technology or other content that we or they use or provide. Due in part to the growth and expansion of our business operations, we have become subject to increased amounts of litigation, including disputes alleging patent and other intellectual property infringement relating to the operation of our networks and our sale of handsets and other devices. See “Part II - Item 1. Legal Proceedings - Patent Litigation” of this report for a description of certain patent infringement lawsuits that have been brought against us. If plaintiffs in any patent litigation matters brought against us were to prevail, we could be required to pay substantial damages or settlement costs, and we could be required to alter the way we conduct business to avoid future infringement, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely on third-party intellectual property and digital content to provide certain of our wireless services to customers. In early 2011, we launched Muve Music, an unlimited music download service designed specifically for mobile handsets, in select Cricket markets, and following this successful launch we have expanded the service to cover all of our markets. The Muve Music service requires us to license music and other intellectual property rights of third parties. We cannot guarantee that these licenses will continue to be available to us on commercially reasonable terms or at all. Our licensing arrangements with these third parties are generally short-term in nature and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Our inability to continue to offer customers a wide variety of content at reasonable costs to us could limit the success of our Muve Music product. In addition, we could become subject to infringement claims and potential liability for damages or royalties related to music and intellectual property rights of third parties, including as a result of any unauthorized access to the third-party content we have licensed.

We generally have indemnification agreements with the manufacturers, licensors and vendors who provide us with the equipment, software and technology that we use in our business to help protect us against possible infringement claims. However, we do not have indemnification arrangements with all of our partners and suppliers. In addition, to the extent that there is an indemnification arrangement in place depending on the nature and scope of a possible claim, we may not be entitled to seek indemnification under the terms of the agreement. In addition, we cannot guarantee that the financial condition of an indemnifying party would be sufficient to protect us against all losses associated with infringement claims or that we would be fully indemnified against all possible losses associated with a possible claim. In addition, our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business, which could have the effect of slowing or limiting our ability to introduce products and services to our customers. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier is valid or successful, it could materially adversely affect our business, financial condition or results of operations by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all) or requiring us to redesign our business operations or systems to avoid claims of infringement. In addition, infringement claims against our suppliers could also require us to purchase products and services at higher prices or from different suppliers and could adversely affect our business by delaying our ability to offer certain products and services to our customers.

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

Under existing law, no more than 20% of an FCC licensee's capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity (as is the case with Leap's ownership and control of subsidiaries that hold FCC licenses), up to 25% of that entity's capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed if the FCC finds such higher levels consistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, which would have a material adverse effect on our business, financial condition and results of operations. Although we could seek a declaratory ruling from the FCC allowing the foreign ownership or could take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses, we cannot assure you that we would be able to obtain such a ruling or that any other actions we may take would be successful.

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

In addition, certain states in which we provide service are considering legislation that would require companies selling prepaid wireless services to verify a customer's identity using government identification. Although we request identification from new customers, we currently do not require them to provide identification in order to initiate service with us, and such a requirement could adversely impact our ability to attract new customers for our services.

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

Our most popular Cricket Wireless service plans bundle certain features with unlimited local and U.S. long distance service and unlimited text messaging, along with mobile web, 411 services, navigation and data back-up, for a fixed monthly fee to more effectively compete with other telecommunications providers. In August 2010, we introduced “smartphones” and other new devices which use greater amounts of network capacity than the handsets and devices we previously offered. We also offer Cricket Broadband, our unlimited mobile broadband service, and Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service. In early 2011, we launched Muve Music, an unlimited music download service designed specifically for mobile handsets, in select

Cricket markets, and following this successful launch we have expanded the service to cover all of our markets. We provide nationwide voice, data and mobile broadband wireless services through our own Cricket network footprint and through roaming and wholesale agreements that we have entered into with other carriers. Cricket Wireless customers generally use their handsets for voice calls for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Customer usage of our Cricket Broadband service has also been significant.

If customers exceed expected usage for our voice, data, mobile broadband or music download services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage for our services, and we continue to assess and seek to implement technological improvements to increase the efficiency of our wireless spectrum. We currently manage our network and users of our Cricket Broadband service by limiting throughput speeds if their usage adversely impacts our network or service levels or if usage exceeds certain thresholds. However, if future wireless use by Cricket customers increases faster than we anticipate and exceeds the then-available capacity of our network, service quality may suffer. In addition, our roaming or wholesale costs may be higher than we anticipate. Depending on the extent of customers' use of our network and roaming or wholesale services we expect to provide in the future, we may be forced to raise the price or alter the service offerings of our wireless or mobile broadband services, further limit data quantities or speeds, otherwise limit the number of new customers for certain services, acquire additional spectrum, or incur substantial additional capital expenditures to enhance network capacity or quality.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited voice, data and mobile broadband services for a flat monthly rate, our customers' average usage of these services per month is substantially above U.S. averages. We intend to meet demand for our wireless and mobile broadband services by utilizing spectrally efficient technologies or by entering into roaming or partnering agreements with other carriers. Despite our spectrum purchases in the FCC's Auction #66, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. For example, we currently operate on 10 MHz of spectrum in our Chicago market. In the future, we may be required to acquire additional spectrum in this and other markets to satisfy increasing demand (especially for data and mobile broadband services) or to deploy new technologies, such as our expected deployment of LTE network technology over the next few years. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or at all or that additional spectrum would be made available by the FCC on a timely basis. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, that may make it less attractive or economical for us. If such additional spectrum is not available to us when required on reasonable terms or at a reasonable cost, our business, financial condition and results of operations could be materially adversely affected.

Our and Savary Island's Wireless Licenses Are Subject to Renewal and May Be Revoked in the Event That We Violate Applicable Laws.

Our and Savary Island's existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted, which renewal period commenced for some of our PCS wireless licenses in 2006. The FCC will award renewal expectancy to a wireless licensee that timely files a renewal application, has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. Historically, the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. In addition, if we fail to timely file to renew any wireless license, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. The FCC recently initiated a rulemaking proceeding to re-evaluate, among other things, its wireless license renewal showings and standards and may in this or other proceedings promulgate changes or additional substantial requirements or conditions to its renewal rules, including revising license build-out requirements. We cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, results of operations and financial condition.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of March 31, 2011, the carrying value of our and Savary Island's wireless licenses was approximately $2.0 billion. During the years ended December 31, 2010, 2009 and 2008, we recorded impairment charges of $0.8 million, $0.6 million and $0.2 million, respectively, with respect to our wireless licenses.

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

In addition, the price of wireless licenses could decline as a result of the FCC's pursuit of policies designed to increase the number of wireless licenses available in each of our markets. For example, during recent years, the FCC auctioned additional spectrum in the 1700 MHz to 2100 MHz band in Auction #66 and the 700 MHz band in Auction #73, and has announced that it intends to auction additional spectrum in the 2.5 GHz band. If the market value of wireless licenses were to decline significantly, the value of our wireless licenses could be subject to non-cash impairment charges.

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. We conduct our annual tests for impairment of our wireless licenses during the third quarter of each year. Estimates of the fair value of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions, pricing trends among historical wireless license transactions, our spectrum holdings within a given market relative to other carriers' holdings and qualitative demographic and economic information concerning the areas that comprise our markets. A significant impairment loss could have a material adverse effect on our operating income and on the carrying value of our wireless licenses on our balance sheet.

Declines in Our Operating or Financial Performance Could Result in an Impairment of Our Indefinite-Lived Assets, Including Goodwill.

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We also assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In the third quarter of 2010, in connection with our annual goodwill impairment test, we recorded an impairment charge of $430.1 million, reducing the carrying amount of our goodwill at the time to zero.

On October 1, 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to a new joint venture, STX Wireless, with Cricket receiving a 75.75% controlling membership interest in the venture and Pocket receiving a 24.25% non-controlling membership interest. The excess purchase price over the fair value of the net assets acquired and the related deferred income tax effects of the transaction resulted in goodwill of $31.1 million. Additionally, on January 3, 2011, we acquired Pocket's customer assistance call center for $850,000. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill. We accounted for both transactions as business purchase combinations in accordance with the authoritative guidance for business combinations.

As of March 31, 2011, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to the 2010 annual impairment test and related impairment charges that would indicate an impairment condition existed, and we concluded that no further impairment of goodwill was required. There can be no assurance that impairment conditions will not exist in the future that require further impairment charges to reduce the carrying amount of our goodwill.

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

•
changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow Leap common stock, or changes in our credit rating or those of our competitors;

•	any default under any of the indentures governing our secured or unsecured senior notes or convertible senior notes because of a covenant breach or otherwise;

•	rumors or speculation in the marketplace regarding acquisitions or consolidation in our industry, including regarding transactions involving Leap; and

•	market conditions in our industry and the economy as a whole.

In addition, in March 2011, one of our stockholders declared its intention to nominate three individuals for election to our board of directors at our 2011 annual meeting of stockholders. If this stockholder were to pursue a proxy contest and/or related litigation, it could cause our stock price to experience periods of volatility. Also, responding to a proxy contest and other actions could be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. In addition, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and could also make it more difficult to attract and retain qualified personnel. Further, if individuals are elected to our board of directors with a specific agenda, it may adversely affect the ability of our board and management to effectively execute on our current business plan, including the significant new business initiatives we began in the second half of 2010.

We have registered all shares of common stock that we may issue under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, under our 2009 Employment Inducement Equity Incentive Plan and under our Employee Stock Purchase Plan. When we issue shares under these stock plans, they can be freely sold in the public market. If any of Leap's stockholders causes a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales also could impede our ability to raise future capital.

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs, and Our Ownership Is Highly Concentrated. Sales of a Significant Number of Shares by Large Stockholders May Adversely Affect the Market Price of Leap Common Stock.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 20.9% of Leap common stock as of April 29, 2011. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 48.9% of Leap common stock as of April 29, 2011. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 15,537,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 20.0% of Leap's outstanding common stock as of April 29, 2011. In addition, in connection with our offering of 7,000,000 shares of Leap common stock in the second quarter of 2009, we agreed to register for resale any additional shares of common stock that these entities or their affiliates may acquire in the future. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

As of April 29, 2011, 78,599,709 shares of Leap common stock were issued and outstanding, and 5,649,751 additional shares of Leap common stock were reserved for issuance, including 4,033,856 shares reserved for issuance upon the exercise of outstanding stock options under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 947,523 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 289,750 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 10,475 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 368,147 shares available for future issuance under our Employee Stock Purchase Plan.

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

In addition, we have registered all shares of common stock that we may issue under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, under our 2009 Employment Inducement Equity Incentive Plan and under our Employee Stock Purchase Plan. When we issue shares under these stock plans, they can be freely sold in the public market. If any of Leap's stockholders causes a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales also could impede our ability to raise future capital.

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

In addition, under the indentures governing our secured and unsecured senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of secured or unsecured senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. See “Part I - Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations - Liquidity and Capital Resources” of this report.

On September 13, 2010, our board of directors adopted a Tax Benefit Preservation Plan as a measure intended to help preserve our ability to use our NOL carryforwards and to deter acquisitions of Leap common stock that could result in an ownership change under Section 382 of the Internal Revenue Code. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the Tax Benefit Preservation Plan may restrict a stockholder's ability to acquire Leap common stock, it could discourage a tender offer for Leap common stock or make it more difficult for a third party to acquire a controlling position in our stock without our approval, and the liquidity and market value of Leap common stock may be adversely affected while the Tax Benefit Preservation Plan is in effect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

On May 4, 2011, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that we had failed to comply with Listing Rule 5635(c), or the Rule, with respect to issuing press releases related to new employee inducement awards.  Specifically, the letter indicated that press releases issued by Leap during the period commencing July 14, 2009 through April 14, 2011 announcing new employee inducement awards under our 2009 Employment Inducement Equity Incentive Plan failed to contain required disclosures regarding the recipient(s) or number of recipients of such awards.  Prior to the receipt of the Nasdaq letter, Leap issued a press release on April 29, 2011, disclosing the information omitted from the press releases.  As a result, the Nasdaq letter stated that it had determined that Leap has regained compliance with the Rule and that, subject to our making this disclosure, this matter is now closed.  The foregoing disclosure is being provided in this Item 5 in lieu of filing a Current Report on Form 8-K under Item 3.01 (Notice of Failure to Satisfy a Continued Listing Rule or Standard), because this Quarterly Report on Form 10-Q is being filed by Leap within four business days following our receipt of the Nasdaq letter.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit Number	Description of Exhibit
10.1(1)#	Employment Agreement dated January 1, 2011 between Cricket Communications, Inc. and Robert A. Young.

10.2(1)#	Employment Offer Letter dated January 4, 2011 between Cricket Communications, Inc. and Raymond J. Roman.

10.3(2)#	Retirement and Employment Transition Agreement dated January 17, 2011, between Cricket Communications, Inc. and Albin F. Moschner.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap's Current Report on Form 8-K dated January 17, 2011, filed with the SEC on January 21, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date:	May 6, 2011	By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date:	May 6, 2011	By:	/s/ Walter Z. Berger
Walter Z. Berger
Executive Vice President and Chief Financial Officer