Form 10-Q
period 2011-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2011-08-05
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

The number of shares outstanding of the registrant's common stock on July 29, 2011 was 78,696,465.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2011

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$508,119	$350,790
Short-term investments	215,895	68,367
Inventories	101,022	104,241
Deferred charges	46,233	47,343
Other current assets	137,972	91,010
Total current assets	1,009,241	661,751
Property and equipment, net	1,976,394	2,036,645
Wireless licenses	1,943,244	1,968,075
Assets held for sale (Note 9)	27,677	—
Goodwill (Note 2)	31,654	31,094
Intangible assets, net	52,315	64,843
Other assets	63,535	72,415
Total assets	$5,104,060	$4,834,823
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$308,712	$346,869
Current maturities of long-term debt	8,500	8,500
Other current liabilities	233,789	221,077
Total current liabilities	551,001	576,446
Long-term debt	3,217,089	2,832,070
Deferred tax liabilities	314,379	295,703
Other long-term liabilities	141,430	114,534
Total liabilities	4,223,899	3,818,753
Redeemable non-controlling interests	119,060	104,788
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 78,664,667 and 78,437,309 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	8	8
Additional paid-in capital	2,150,404	2,155,712
Accumulated deficit	(1,388,622)	(1,243,740)
Accumulated other comprehensive loss	(689)	(698)
Total stockholders' equity	761,101	911,282
Total liabilities and stockholders' equity	$5,104,060	$4,834,823

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Service revenues	$704,087	$630,804	$1,382,498	$1,245,432
Equipment revenues	56,451	36,542	157,954	105,674
Total revenues	760,538	667,346	1,540,452	1,351,106
Operating expenses:
Cost of service (exclusive of items shown separately below)	244,870	209,608	480,815	405,348
Cost of equipment	182,677	111,041	412,472	279,094
Selling and marketing	87,161	96,449	197,013	208,333
General and administrative	92,079	88,944	187,488	181,200
Depreciation and amortization	136,137	110,649	262,811	219,895
Impairments and other charges	631	—	631	—
Total operating expenses	743,555	616,691	1,541,230	1,293,870
Loss on sale or disposal of assets	(4,646)	(1,488)	(4,995)	(2,941)
Operating income (loss)	12,337	49,167	(5,773)	54,295
Equity in net income of investees, net	1,010	887	2,189	1,458
Interest income	59	294	123	722
Interest expense	(61,923)	(60,296)	(120,742)	(120,591)
Other income (expense), net	(32)	3,057	(32)	3,072
Loss before income taxes	(48,549)	(6,891)	(124,235)	(61,044)
Income tax expense	(9,893)	(12,397)	(20,647)	(23,691)
Net loss	(58,442)	(19,288)	(144,882)	(84,735)
Accretion of redeemable non-controlling interests and distributions, net of tax	(6,769)	1,050	(16,540)	(1,537)
Net loss attributable to common stockholders	$(65,211)	$(18,238)	$(161,422)	$(86,272)
Loss per share attributable to common stockholders:
Basic	$(0.85)	$(0.24)	$(2.11)	$(1.14)
Diluted	$(0.85)	$(0.24)	$(2.11)	$(1.14)
Shares used in per share calculations:
Basic	76,497	75,846	76,436	75,820
Diluted	76,497	75,846	76,436	75,820

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net cash provided by operating activities	$101,639	$204,406
Investing activities:
Acquisition of a business	(850)	—
Purchases of property and equipment	(186,186)	(195,405)
Change in prepayments for purchases of property and equipment	(2,953)	(2,836)
Purchases of wireless licenses and spectrum clearing costs	(2,845)	(1,827)
Proceeds from sales of wireless licenses and operating assets	468	—
Purchases of investments	(297,430)	(301,399)
Sales and maturities of investments	149,767	427,287
Purchase of membership units of equity investment	—	(967)
Change in restricted cash	(420)	378
Net cash used in investing activities	(340,449)	(74,769)
Financing activities:
Proceeds from issuance of long-term debt	396,772	—
Repayment of long-term debt	(15,089)	(4,000)
Payment of debt issuance costs	(6,680)	—
Purchase of non-controlling interest	—	(20,973)
Proceeds from issuance of common stock, net	712	904
Proceeds from sale lease-back financing	23,891	—
Other	(3,467)	(979)
Net cash provided by (used in) financing activities	396,139	(25,048)
Net increase in cash and cash equivalents	157,329	104,589
Cash and cash equivalents at beginning of period	350,790	174,999
Cash and cash equivalents at end of period	$508,119	$279,588
Supplementary disclosure of cash flow information:
Cash paid for interest	$(102,328)	$(115,528)
Cash paid for income taxes	$(2,974)	$(2,977)
Non-cash investing and financing activities:
Contribution of wireless licenses in exchange for an equity interest	$—	$2,381

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by the Company's joint venture, STX Wireless Operations, LLC (“STX Operations”), which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless, LLC (“STX Wireless”). In addition, Cricket owns an 85% non-controlling membership interest in Savary Island Wireless, LLC (“Savary Island”), which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to Cricket. For more information regarding the ventures described above, see “Note 9. Significant Acquisitions and Other Transactions.”

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

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three and six months ended June 30, 2011, all of the Company's revenues and long-lived assets related to operations in the United States.

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

Amounts allocated to equipment revenues and related costs from the sale of devices are recognized when service is activated by new customers. Revenues and related costs from the sale of devices and accessories to existing customers are recognized at the point of sale. The costs of devices and accessories sold are recorded in cost of equipment. In addition to devices that the Company sells directly to its customers at Cricket-owned stores, the Company sells devices to third-party dealers, including mass-merchant retailers. These dealers then sell the devices to the ultimate Cricket customer, similar to the sale made at a Cricket-owned store. Sales of devices to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions and commissions ultimately available to such dealers is not reliably estimable until the devices are sold by such dealers to customers. Thus, revenues from devices sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the devices are recorded as deferred charges upon shipment of the devices by the Company. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. Regulatory fees and telecommunications taxes collected from customers are recorded in service revenues and amounts owed and remitted to government agencies are recorded in cost of service. During the three and six months ended June 30, 2011, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $9.5 million and $21.0 million, respectively. During the three and six months ended June 30, 2010, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $32.2 million and $60.8 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations and has classified such amounts as restricted in its condensed consolidated balance sheets. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of June 30, 2011, the Company had approximately $3.6 million and $8.2 million of restricted cash, cash equivalents and short-term investments, included in other current assets and other assets, respectively. As of December 31, 2010, the Company had approximately $3.6 million and $7.8 million of restricted cash, cash equivalents and short-term investments, included in other current assets and other assets, respectively.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of December 31, 2010, goodwill of $31.1 million represented the excess of the purchase price over the fair values of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture. For more information regarding the joint venture, see "Note 9. Significant Acquisitions and Other Transactions."

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

Goodwill is tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The following table summarizes the changes in the carrying amount of the Company's goodwill during the six months ended June 30, 2011 (in thousands):

Six Months Ended June 30,
2011

Beginning balance, January 1	$31,094
Goodwill acquired	560
Ending balance, June 30	$31,654

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective for the Company beginning in the first quarter of 2012 and is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for the Company beginning in the first quarter of 2012 and is to be applied retrospectively.

Note 3.	Supplementary Balance Sheet Information (in thousands):

	June 30, 2011	December 31, 2010

Other current assets:
Accounts receivable, net(1)	$59,321	$50,750
Prepaid expenses	40,258	27,493
Other	38,393	12,767
	$137,972	$91,010
Property and equipment, net:
Network equipment	$3,160,211	$3,095,793
Computer hardware and software	487,087	342,972
Construction-in-progress	72,018	146,973
Other	115,218	108,273
	3,834,534	3,694,011
Accumulated depreciation	(1,858,140)	(1,657,366)
	$1,976,394	$2,036,645
Intangible assets, net:
Customer relationships	$57,782	$57,782
Trademarks	37,000	37,000
	94,782	94,782
Accumulated amortization of customer relationships	(24,187)	(12,980)
Accumulated amortization of trademarks	(18,280)	(16,959)
	$52,315	$64,843
Accounts payable and accrued liabilities:
Trade accounts payable	$152,569	$205,824
Accrued payroll and related benefits	56,464	55,290
Other accrued liabilities	99,679	85,755
	$308,712	$346,869
Other current liabilities:
Deferred service revenue(2)	$106,400	$101,343
Deferred equipment revenue(3)	30,601	26,564
Accrued sales, telecommunications, property and other taxes payable	31,340	44,942
Accrued interest	56,006	40,804
Other	9,442	7,424
	$233,789	$221,077
____________

(1)
Accounts receivable, net, consists primarily of amounts billed to third-party dealers for devices and accessories and amounts due from service providers related to interconnect and roaming agreements, net of an allowance for doubtful accounts.

(2)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(3)	Deferred equipment revenue relates to devices sold to third-party dealers which have not yet been purchased and activated by customers.

Note 4.	Fair Value of Financial Instruments

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of June 30, 2011 or December 31, 2010.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of June 30, 2011 and December 31, 2010 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of June 30, 2011 or December 31, 2010.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of June 30, 2011 and December 31, 2010 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$231,417	$—	$231,417
Commercial paper	—	181,886	—	181,886
U.S. government or government agency securities	—	265,261	—	265,261
Total	$—	$678,564	$—	$678,564

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$168,831	$—	$168,831
Commercial paper	—	17,494	—	17,494
U.S. government or government agency securities	—	108,364	—	108,364
Total	$—	$294,689	$—	$294,689

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

Cash Equivalents and Short-Term Investments

As of June 30, 2011 and December 31, 2010, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Cost	Fair Value

Money market funds	$231,417	$231,417
Commercial paper	181,884	181,886
U.S. government or government agency securities	265,251	265,261
	$678,552	$678,564

	As of December 31, 2010
	Cost	Fair Value

Money market funds	$168,831	$168,831
Commercial paper	17,494	17,494
U.S. government or government agency securities	108,364	108,364
	$294,689	$294,689

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,338.5 million and $2,876.8 million as of June 30, 2011 and December 31, 2010, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

During the period ended June 30, 2011, there were no non-financial assets that were measured and recorded at fair value on a non-recurring basis.

Note 5.	Long-Term Debt

Long-term debt as of June 30, 2011 and December 31, 2010 was comprised of the following (in thousands):

	June 30, 2011	December 31, 2010

Convertible senior notes due 2014	$250,000	$250,000
Unsecured senior notes due 2015	300,000	300,000
Non-negotiable promissory note due 2015	30,411	45,500
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(32,339)	(34,962)
Unsecured senior notes due 2020	1,600,000	1,200,000
Unamortized discount on $1,600 million unsecured senior notes due 2020	(22,483)	(19,968)
	3,225,589	2,840,570
Current maturities of long-term debt	(8,500)	(8,500)
	$3,217,089	$2,832,070

Senior Notes

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap's general unsecured obligations and rank equally in right of payment with all of Leap's existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap's subsidiaries' creditors, including under the secured and unsecured senior notes described below. The notes are effectively junior to all of Leap's existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations.

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

Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC (“Denali”), an entity in which the Company owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year to year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. On May 4, 2011, Cricket prepaid approximately $15.1 million in principal amount of the note. As of June 30, 2011 and December 31, 2010, $30.4 million and $45.5 million in principal amount of indebtedness was outstanding under the note, respectively.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2011, the effective interest rate on the notes was 7.98%, which includes the effect of the discount accretion.

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

The notes and the guarantees are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,900 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the senior secured notes and the guarantees.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount. The $3.2 million discount to the net proceeds the Company received in connection with the issuance of the additional notes was recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2011, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.88% and 7.81%, respectively, both of which include the effect of the discount accretion.

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

Prior to October 15, 2013, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to October 15, 2015, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest and additional interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at October 15, 2015 plus (2) all remaining required interest payments due on such notes through October 15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after October 15, 2015, at a redemption price of 103.875%, 102.583% and 101.292% of the principal amount thereof if redeemed during the twelve months beginning on October 15, 2015, 2016 and 2017, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on October 15, 2018 or thereafter, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, thereon to the repurchase date.

In connection with the private placement of the additional $400 million of notes in May 2011, the Company entered into a registration rights agreement with the purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of these additional notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of additional interest that could be paid in the event the Company does not meet the requirements under the registration rights agreement.

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

Total share-based compensation expense related to all of the Company's share-based awards for the three and six months ended June 30, 2011 and 2010 was allocated in the condensed consolidated statements of operations as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of service	$707	$866	$1,203	$1,463
Selling and marketing expense	261	1,831	308	2,937
General and administrative expense	5,978	8,019	9,014	13,481
Share-based compensation expense	$6,946	$10,716	$10,525	$17,881
Share-based compensation expense per share:
Basic	$0.09	$0.14	$0.14	$0.24
Diluted	$0.09	$0.14	$0.14	$0.24

On July 28, 2011, at the Company's 2011 Annual Meeting of Stockholders (the "Annual Meeting"), the Company's stockholders approved a stock option exchange program, pursuant to which the Company would exchange eligible outstanding stock options granted under the Company's 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Stock Plan”) and the Company's 2009 Employment Inducement Equity Incentive Plan for a lesser number of replacement options to be granted under the 2004 Stock Plan, with an exercise price equal to the closing price of Leap common stock on the date of the replacement grant. The exchange ratios that would determine how many replacement options are granted would be determined on a grant-by-grant basis and are intended to result in the fair value, for accounting purposes, of the replacement options being approximately 50% of the fair value of the surrendered options using the Black-Scholes stock option pricing model. The exchange program would be open only to eligible employees of Cricket. Executive officers and members of the Company's board of directors would not be permitted to participate in the exchange.

Note 7.     Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(58,442)	$(19,288)	$(144,882)	$(84,735)
Other comprehensive loss:
Net unrealized holding gains (losses) on investments, net of tax	—	(1,452)	9	(1,707)
Comprehensive loss	$(58,442)	$(20,740)	$(144,873)	$(86,442)

Note 8.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the three and six months ended June 30, 2011 and 2010, 9.0 million and 9.7 million common share equivalents were excluded in the computation of diluted loss per share, for the three and six months ended June 30, 2011 and 2010, respectively.

Note 9.	Significant Acquisitions and Other Transactions

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

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement (the “STX LLC Agreement”). Under the STX LLC Agreement, Pocket has the right to put, and the Company has the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to the Company all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). The Company has the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to the Company by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the six months ended June 30, 2011 and for the year ended December 31, 2010, the Company recorded accretion charges of $14.3 million and $48.1 million, respectively, to bring the carrying value of Pocket's membership interests in STX

Wireless to its estimated redemption values of $113.8 million and $99.5 million, respectively. Additionally, and in accordance with the STX LLC Agreement, STX Wireless made pro-rata distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively, in consideration for their estimated tax liabilities resulting from STX Wireless' earnings for the six months ended June 30, 2011. The Company recorded the distribution to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of operations. The distribution made to Cricket was eliminated in consolidation.

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

The Company is integrating the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the STX Wireless joint venture will operate more efficiently. This integration is expected to occur throughout the remainder of 2011 and the Company expects to incur additional integration costs during this period. These estimated additional costs are expected to relate primarily to the termination or abandonment of certain leased cell site locations. During the three and six months ended June 30, 2011, the Company incurred approximately $631,000 of such integration costs, which were recorded in impairments and other charges within the Company's condensed consolidated statements of operations.

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

The Company attributes profits and losses to Ring Island's redeemable non-controlling interests each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital.  However, the Company would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest are presented as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of operations.  As of June 30, 2011 and December 31, 2010, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, dated as of December 27, 2010 (the “Savary Island Credit Agreement”) to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. As of June 30, 2011 and December 31, 2010, borrowings under the Savary Island Credit Agreement totaled $211.6 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are due in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Other Transactions

On May 4, 2011, the Company and Savary Island entered into license exchange agreements with T-Mobile and its affiliates in which Cricket and Savary Island have agreed to assign 10 MHz of unused wireless spectrum in Indianapolis, IN, Minneapolis, MN and Syracuse, NY to T-Mobile and its affiliates. In exchange, Cricket will receive 10 MHz of additional wireless spectrum in seven existing Cricket markets in Texas, Colorado, Oklahoma and New Mexico and will cancel a portion of the indebtedness owed by Savary Island to Cricket. The Company and Savary Island have also entered into spectrum lease arrangements with T-Mobile and its affiliates for the interim lease of the spectrum subject to the exchange for the period until the closing. Completion of the license exchange is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be transferred to T-Mobile under the license exchange agreements have been classified in assets held for sale at their carrying value of $27.7 million in the condensed consolidated balance sheet as of June 30, 2011.

On February 11, 2011, the Company entered into an agreement with Global Tower, LLC (“GTP”) to sell certain of the Company's telecommunications tower assets in one or more closings. During the second quarter, the Company sold the substantial majority of those telecommunications towers and related assets in exchange for approximately $23.9 million in cash. The transaction was structured as a sale lease-back financing, in which the Company entered into a 10-year lease agreement with GTP to continue the Company's commercial use of the towers.
On June 30, 2011, one of the Company's equity method investees declared a cash dividend and paid the dividend with funds borrowed under a third-party line of credit. The Company's share of the dividend based on its ownership percentage was $18.2 million. The dividend was recorded as a receivable in other current assets and as a reduction of the carrying value of the Company's investment in the equity method investee recorded in other assets in the condensed consolidated balance sheet as of June 30, 2011. The dividend was received in full on July 1, 2011.

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

The aggregate carrying amount and classification of the significant assets of Savary Island, excluding intercompany accounts and transactions, as of June 30, 2011 and December 31, 2010 are presented in the following table below (in thousands). There were no liabilities (other than intercompany liabilities) of Savary Island as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$8,308	$5,250
Wireless licenses	129,754	156,055
Assets held for sale (1)	$26,301	$—
Total Assets	$164,363	$161,305

(1)    Represents the carrying value of wireless licenses to be assigned and transferred to T-Mobile and its affiliates at the closing under the license exchange agreement discussed in Note 9, "Significant Acquisitions and Other Transactions."

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

	Six Months Ended June 30,
	2011	2010

Beginning balance, January 1	$104,788	$71,632
Purchase of membership units in LCW Wireless (1)	—	(20,973)
Accretion of redeemable non-controlling interests, before tax	14,796	2,503
Other	(524)	—
Ending balance, June 30	$119,060	$53,162

(1)    On March 30, 2010, Cricket acquired an additional 23.9% membership interest in LCW Wireless, LLC ("LCW Wireless") from CSM Wireless, LLC (“CSM”) following CSM’s exercise of its option to sell its interest in LCW Wireless to Cricket for $21.0 million, which increased Cricket’s non-controlling membership interest in LCW Wireless to 94.6%. Cricket subsequently acquired the remaining membership interests in LCW Wireless in August 2010, and LCW Wireless merged with and into Cricket in February 2011, with Cricket as the surviving entity.

Note 11.	Income Taxes

The computation of the Company's annual effective tax rate includes a forecast of the Company's estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company's ordinary income (loss). The Company's projected ordinary income tax expense for the full year 2011 consists primarily of the deferred tax effect of the Company's investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because the Company's projected 2011 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes as of and for the three and six months ended June 30, 2011 and 2010 by applying the actual effective tax rate to the year-to-date income (loss).

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and six months ended June 30, 2011, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.0 million Texas Margins Tax (“TMT”) credit. Accordingly, at June 30, 2011 and December 31, 2010, the Company recorded a valuation allowance offsetting substantially all of its net deferred tax assets.

The Company has substantial federal and state net operating losses ("NOLs") for income tax purposes. Subject to certain requirements, the Company may “carry forward” its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of June 30, 2011, the Company had federal and state NOLs of approximately $2.3 billion which begin to expire in 2022 for federal income tax purposes and of which $0.3 million will expire at the end of 2011 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $876.5 million, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

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

On September 13, 2010, the Company's board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve the Company's ability to use its NOL carryforwards. The Tax Benefit Preservation Plan was designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtained an exemption from the Company's board of directors. Following the implementation of the Tax Benefit Preservation Plan, the Company's board of directors continued to review changes in the Company's cumulative shift in ownership for purposes of Section 382 to determine what effect they may have on the Company's ability to use its NOL carryforwards.  On June 16, 2011, the Company's board of directors reviewed the Company's cumulative shift in ownership, which had decreased to approximately 29% as a result of the application of Section 382 and its three-year look-back period, and determined that the Tax Benefit Preservation Plan was no longer necessary to protect the value of the NOL carryforwards. As a result, the Tax Benefit Preservation Plan was terminated, effective June 21, 2011.

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

Pentwater Capital Management

On July 26, 2011, the Company entered into an agreement with Pentwater Capital Management LP and certain of its affiliates (collectively, "Pentwater"), to settle an action brought by Pentwater in the Delaware Court of Chancery on June 20, 2011.  The action related to a notice of nominations, dated March 10, 2011, by which Pentwater purported to nominate three directors for election at the Company's Annual Meeting, which was held on July 28, 2011.  The Company advised Pentwater that the notice they delivered was not in proper form because it did not comply with provisions of the Company's bylaws and that as a result any shares voted with respect to any nominees of Pentwater would not be counted for the purpose of determining the election of directors at the Annual Meeting.  Pentwater's complaint sought a declaration that Article II, Section 8(a)(2)(D)(iv) of the Company's Amended and Restated Bylaws was invalid under Delaware law.  Pentwater also alleged that members of the Company's board of directors breached their fiduciary duties by adopting revisions to the advance notice provisions in the Company's Amended and Restated Bylaws on December 2, 2010.  Under the terms of the settlement, Pentwater agreed to irrevocably withdraw their notice of intention to nominate directors for election and to dismiss the action with prejudice. Pentwater also agreed to vote all shares of Leap stock they held on the record date in favor of each of the directors nominated by the Company's board of directors at the Annual Meeting. Under the terms of the settlement, the Company increased the size of Leap's board to nine directors, appointed Robert E. Switz and Richard R. Roscitt as directors and appointed Mr. Roscitt to the Nominating and Corporate Governance Committee and to the Compensation Committee. The action was dismissed on August 2, 2011.

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

Wholesale Agreement

On August 2, 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel which permits the Company to offer Cricket wireless services outside the Company's current network footprint using Sprint's network. The Company and Sprint amended the agreement in July 2011 to, among other things, revise the amount of the annual minimum revenue commitments for the years 2011 and 2013.

The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, the Company will pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. The Company has agreed to provide Sprint with a minimum of $300 million of revenue under the agreement, as amended, over the initial five-year term (against which the Company can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue provided by the Company in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year. However, to the extent the Company's revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

In addition, in the event Leap is involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc. ("MetroPCS")), either the Company (or the Company's successor in interest) or Sprint may terminate the wholesale agreement within 60 days following the closing of such a transaction. In connection with any such termination, the Company (or its successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, beginning at 40% for any such agreement entered into in 2011, 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

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

Device Purchase Agreements

The Company has entered into agreements with various suppliers for the purchase of wireless devices. These agreements require the Company to purchase specified quantities of devices based on minimum commitment levels through July 2012. The total aggregate commitments outstanding under these agreements were approximately $222.8 million and $218.2 million as of June 30, 2011 and December 31, 2010, respectively.

Note 13.	Guarantor Financial Information

The $3,000 million of senior notes issued by Cricket (the “Issuing Subsidiary”) are comprised of $300 million of unsecured senior notes due 2015, $1,100 million of senior secured notes due 2016 and $1,600 million of unsecured senior notes due 2020. The notes are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and Cricket License Company, LLC, a wholly-owned subsidiary of Cricket (the “Guarantor Subsidiary”).

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

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

Condensed Consolidating Balance Sheet as of June 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$42	$447,575	$—	$60,502	$—	$508,119
Short-term investments	—	215,895	—	—	—	215,895
Inventories	—	94,250	—	6,772	—	101,022
Deferred charges	—	46,196	—	37	—	46,233
Other current assets	2,129	136,345	—	1,646	(2,148)	137,972
Total current assets	2,171	940,261	—	68,957	(2,148)	1,009,241
Property and equipment, net	—	1,892,275	—	84,119	—	1,976,394
Investments in and advances to affiliates and consolidated subsidiaries	1,063,206	2,231,367	27,168	—	(3,321,741)	—
Wireless licenses	—	—	1,748,577	194,667	—	1,943,244
Assets held for sale	—	—	1,376	26,301	—	27,677
Goodwill	—	11,240	—	20,414	—	31,654
Intangible assets, net	—	18,863	—	33,452	—	52,315
Other assets	4,611	57,645	—	1,279	—	63,535
Total assets	$1,069,988	$5,151,651	$1,777,121	$429,189	$(3,323,889)	$5,104,060
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$608	$302,158	$—	$5,946	$—	$308,712
Current maturities of long-term debt	—	8,500	—	—	—	8,500
Intercompany payables	53,094	286,912	—	30,001	(370,007)	—
Other current liabilities	5,185	213,413	—	17,339	(2,148)	233,789
Total current liabilities	58,887	810,983	—	53,286	(372,155)	551,001
Long-term debt	250,000	2,967,089	—	221,857	(221,857)	3,217,089
Deferred tax liabilities	—	314,379	—	—	—	314,379
Other long-term liabilities	—	136,678	—	4,752	—	141,430
Total liabilities	308,887	4,229,129	—	279,895	(594,012)	4,223,899
Redeemable non-controlling interests	—	119,060	—	—	—	119,060
Stockholders' equity	761,101	803,462	1,777,121	149,294	(2,729,877)	761,101
Total liabilities and stockholders' equity	$1,069,988	$5,151,651	$1,777,121	$429,189	$(3,323,889)	$5,104,060

Condensed Consolidating Balance Sheet as of December 31, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$85	$269,140	$—	$81,565	$—	$350,790
Short-term investments	—	68,367	—	—	—	68,367
Inventories	—	98,763	—	5,478	—	104,241
Deferred charges	—	47,343	—	—	—	47,343
Other current assets	2,261	86,040	—	3,009	(300)	91,010
Total current assets	2,346	569,653	—	90,052	(300)	661,751
Property and equipment, net	—	1,946,209	—	90,436	—	2,036,645
Investments in and advances to affiliates and consolidated subsidiaries	1,200,613	2,269,613	47,069	49	(3,517,344)	—
Wireless licenses	—	—	1,747,108	220,967	—	1,968,075
Goodwill	—	10,680	—	20,414	—	31,094
Intangible assets, net	—	20,455	—	44,388	—	64,843
Other assets	5,315	66,195	—	905	—	72,415
Total assets	$1,208,274	$4,882,805	$1,794,177	$467,211	$(3,517,644)	$4,834,823
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$79	$333,514	$—	$13,276	$—	$346,869
Current maturities of long-term debt	—	8,500	—	5,101	(5,101)	8,500
Intercompany payables	41,734	300,800	—	55,054	(397,588)	—
Other current liabilities	5,179	199,698	—	16,500	(300)	221,077
Total current liabilities	46,992	842,512	—	89,931	(402,989)	576,446
Long-term debt	250,000	2,582,070	—	211,875	(211,875)	2,832,070
Deferred tax liabilities	—	295,703	—	—	—	295,703
Other long-term liabilities	—	110,800	—	3,734	—	114,534
Total liabilities	296,992	3,831,085	—	305,540	(614,864)	3,818,753
Redeemable non-controlling interests	—	104,788	—	—	—	104,788
Stockholders' equity	911,282	946,932	1,794,177	161,671	(2,902,780)	911,282
Total liabilities and stockholders' equity	$1,208,274	$4,882,805	$1,794,177	$467,211	$(3,517,644)	$4,834,823

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$620,233	$—	$83,838	$16	$704,087
Equipment revenues	—	48,973	—	7,478	—	56,451
Other revenues	—	3,886	27,196	1,041	(32,123)	—
Total revenues	—	673,092	27,196	92,357	(32,107)	760,538
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	248,700	—	24,342	(28,172)	244,870
Cost of equipment	—	158,701	—	23,976	—	182,677
Selling and marketing	—	73,422	—	13,739	—	87,161
General and administrative	3,257	78,993	187	13,577	(3,935)	92,079
Depreciation and amortization	—	123,532	—	12,605	—	136,137
Impairments and other charges	—	232	—	399	—	631
Total operating expenses	3,257	683,580	187	88,638	(32,107)	743,555
Gain (loss) on sale or disposal of assets	—	(4,650)	—	4	—	(4,646)
Operating income (loss)	(3,257)	(15,138)	27,009	3,723	—	12,337
Equity in net income (loss) of consolidated subsidiaries	(64,851)	25,713	—	—	39,138	—
Equity in net income of investees, net	—	1,010	—	—	—	1,010
Interest income	6,063	5,075	—	2	(11,081)	59
Interest expense	(3,166)	(64,817)	—	(5,021)	11,081	(61,923)
Other income (expense), net	—	(32)	—	—	—	(32)
Income (loss) before income taxes	(65,211)	(48,189)	27,009	(1,296)	39,138	(48,549)
Income tax expense	—	(9,893)	—	—	—	(9,893)
Net income (loss)	(65,211)	(58,082)	27,009	(1,296)	39,138	(58,442)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(6,769)	—	—	—	(6,769)
Net income (loss) attributable to common stockholders	$(65,211)	$(64,851)	$27,009	$(1,296)	$39,138	$(65,211)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,215,057	$—	$167,409	$32	$1,382,498
Equipment revenues	—	136,417	—	21,537	—	157,954
Other revenues	—	8,397	50,899	2,010	(61,306)	—
Total revenues	—	1,359,871	50,899	190,956	(61,274)	1,540,452
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	485,866	—	47,777	(52,828)	480,815
Cost of equipment	—	358,602	—	53,870	—	412,472
Selling and marketing	—	166,746	—	30,267	—	197,013
General and administrative	6,009	160,782	375	28,768	(8,446)	187,488
Depreciation and amortization	—	238,620	—	24,191	—	262,811
Impairments and other charges	—	232	—	399	—	631
Total operating expenses	6,009	1,410,848	375	185,272	(61,274)	1,541,230
Loss on sale or disposal of assets	—	(4,942)	—	(53)	—	(4,995)
Operating income (loss)	(6,009)	(55,919)	50,524	5,631	—	(5,773)
Equity in net income (loss) of consolidated subsidiaries	(161,212)	46,158	—	—	115,054	—
Equity in net income of investees, net	—	2,189	—	—	—	2,189
Interest income	12,126	10,117	—	2	(22,122)	123
Interest expense	(6,327)	(126,538)	—	(9,999)	22,122	(120,742)
Other income (expense), net	—	(32)	—	—	—	(32)
Income (loss) before income taxes	(161,422)	(124,025)	50,524	(4,366)	115,054	(124,235)
Income tax expense	—	(20,647)	—	—	—	(20,647)
Net income (loss)	(161,422)	(144,672)	50,524	(4,366)	115,054	(144,882)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(16,540)	—	—	—	(16,540)
Net income (loss) attributable to common stockholders	$(161,422)	$(161,212)	$50,524	$(4,366)	$115,054	$(161,422)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$630,788	$—	$—	$16	$630,804
Equipment revenues	—	36,542	—	—	—	36,542
Other revenues	—	165	24,215	—	(24,380)	—
Total revenues	—	667,495	24,215	—	(24,364)	667,346
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	234,563	—	—	(24,955)	209,608
Cost of equipment	—	111,041	—	—	—	111,041
Selling and marketing	—	96,449	—	—	—	96,449
General and administrative	3,281	84,900	172	—	591	88,944
Depreciation and amortization	—	110,649	—	—	—	110,649
Total operating expenses	3,281	637,602	172	—	(24,364)	616,691
Loss on sale or disposal of assets	—	(1,488)	—	—	—	(1,488)
Operating income (loss)	(3,281)	28,405	24,043	—	—	49,167
Equity in net income (loss) of consolidated subsidiaries	(17,872)	24,043	—	—	(6,171)	—
Equity in net income of investees, net	—	887	—	—	—	887
Interest income	6,062	294	—	—	(6,062)	294
Interest expense	(3,147)	(63,211)	—	—	6,062	(60,296)
Other income, net	—	3,057	—	—	—	3,057
Income (loss) before income taxes	(18,238)	(6,525)	24,043	—	(6,171)	(6,891)
Income tax expense	—	(12,397)	—	—	—	(12,397)
Net income (loss)	(18,238)	(18,922)	24,043	—	(6,171)	(19,288)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	1,050	—	—	—	1,050
Net income (loss) attributable to common stockholders	$(18,238)	$(17,872)	$24,043	$—	$(6,171)	$(18,238)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,245,400	$—	$—	$32	$1,245,432
Equipment revenues	—	105,674	—	—	—	105,674
Other revenues	—	330	48,140	—	(48,470)	—
Total revenues	—	1,351,404	48,140	—	(48,438)	1,351,106
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	454,966	—	—	(49,618)	405,348
Cost of equipment	—	279,094	—	—	—	279,094
Selling and marketing	—	208,333	—	—	—	208,333
General and administrative	6,400	173,275	345	—	1,180	181,200
Depreciation and amortization	—	219,895	—	—	—	219,895
Total operating expenses	6,400	1,335,563	345	—	(48,438)	1,293,870
Loss on sale or disposal of assets	—	(2,941)	—	—	—	(2,941)
Operating income (loss)	(6,400)	12,900	47,795	—	—	54,295
Equity in net income (loss) of consolidated subsidiaries	(85,706)	47,795	—	—	37,911	—
Equity in net income of investees, net	—	1,458	—	—	—	1,458
Interest income	12,125	722	—	—	(12,125)	722
Interest expense	(6,291)	(126,425)	—	—	12,125	(120,591)
Other income, net	—	3,072	—	—	—	3,072
Income (loss) before income taxes	(86,272)	(60,478)	47,795	—	37,911	(61,044)
Income tax expense	—	(23,691)	—	—	—	(23,691)
Net income (loss)	(86,272)	(84,169)	47,795	—	37,911	(84,735)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(1,537)	—	—	—	(1,537)
Net income (loss) attributable to common stockholders	$(86,272)	$(85,706)	$47,795	$—	$37,911	$(86,272)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(43)	$105,649	$—	$1,779	$(5,746)	$101,639
Investing activities:
Acquisition of a business	—	(850)	—	—	—	(850)
Purchases of property and equipment	—	(176,984)	—	(9,202)	—	(186,186)
Change in prepayments for purchases of property and equipment	—	(2,953)	—	—	—	(2,953)
Purchases of wireless licenses and spectrum clearing costs	—	(2,845)	—	—	—	(2,845)
Proceeds from sales of wireless licenses and operating assets		394	—	74	—	468
Purchases of investments	—	(297,430)	—	—	—	(297,430)
Sales and maturities of investments	—	149,767	—	—	—	149,767
Investments in and advances to affiliates and consolidated subsidiaries	(712)	—	—	—	712	—
Change in restricted cash	—	280	—	(700)	—	(420)
Net cash used in investing activities	(712)	(330,621)	—	(9,828)	712	(340,449)
Financing activities:
Proceeds from issuance of long-term debt	—	396,772	—	—	—	396,772
Repayment of long-term debt	—	(10,089)	—	(5,000)	—	(15,089)
Payment of debt issuance costs	—	(6,680)	—	—	—	(6,680)
Capital contributions, net	—	712	—	—	(712)	—
Proceeds from issuance of common stock, net	712	—	—	—	—	712
Proceeds from sale lease-back financing	—	23,891	—	—	—	23,891
Other	—	(1,199)	—	(8,014)	5,746	(3,467)
Net cash provided by (used in) financing activities	712	403,407	—	(13,014)	5,034	396,139
Net decrease in cash and cash equivalents	(43)	178,435	—	(21,063)	—	157,329
Cash and cash equivalents at beginning of period	85	269,140	—	81,565	—	350,790
Cash and cash equivalents at end of period	$42	$447,575	$—	$60,502	$—	$508,119

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided (used in) by operating activities	$(20)	$204,426	$—	$—	$—	$204,406
Investing activities:
Purchases of property and equipment	—	(195,405)	—	—	—	(195,405)
Change in prepayments for purchases of property and equipment	—	(2,836)	—	—	—	(2,836)
Purchases of wireless licenses and spectrum clearing costs	—	(1,827)	—	—	—	(1,827)
Purchases of investments	—	(301,399)	—	—	—	(301,399)
Sales and maturities of investments	—	427,287	—	—	—	427,287
Investments in and advances to affiliates and consolidated subsidiaries	(904)	—	—	—	904	—
Purchase of membership units of equity investment	—	(967)	—	—	—	(967)
Change in restricted cash	—	378	—	—	—	378
Net cash used in investing activities	(904)	(74,769)	—	—	904	(74,769)
Financing activities:
Repayment of long-term debt	—	(4,000)	—	—	—	(4,000)
Purchase of non-controlling interest	—	(20,973)	—	—	—	(20,973)
Capital contributions, net	—	904	—	—	(904)	—
Proceeds from the issuance of common stock, net	904	—	—	—	—	904
Other	—	(979)	—	—	—	(979)
Net cash provided by (used in) financing activities	904	(25,048)	—	—	(904)	(25,048)
Net increase (decrease) in cash and cash equivalents	(20)	104,609	—	—	—	104,589
Cash and cash equivalents at beginning of period	66	174,933	—	—	—	174,999
Cash and cash equivalents at end of period	$46	$279,542	$—	$—	$—	$279,588

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report, the audited consolidated financial statements and notes thereto filed as an exhibit to our Current Report on Form 8-K dated May 17, 2011 and filed with the Securities and Exchange Commission, or SEC, on May 17, 2011, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC, on February 25, 2011.

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

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by our joint venture, STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless, LLC , or STX Wireless. In addition, Cricket owns an 85% non-controlling membership interest in Savary Island Wireless, LLC, or Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us. For more information regarding the ventures described above, see “ — Capital Expenditures, Significant Acquisitions and Other Transactions” below.

As of June 30, 2011, Cricket service was offered in 35 states and the District of Columbia and had approximately 5.7 million  customers. As of June 30, 2011, we and Savary Island owned wireless licenses covering an aggregate of approximately 184.6 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 95.3 million  POPs as of June 30, 2011. The licenses we and Savary Island own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming that Savary Island were to make available to us certain of its spectrum.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over an extended service area covering approximately 289 million POPs. We have also entered into a wholesale agreement which permits us to offer Cricket services outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide. In connection with our planned roll-out of Cricket products and services on a nationwide basis under the wholesale agreement, we expect to significantly expand our sales presence into thousands of additional national retail locations by the end of 2011.

The foundation of our business is to provide unlimited, nationwide wireless service and to design and market our products and services to appeal to customers seeking increased value. Our primary Cricket service is Cricket Wireless, which offers customers unlimited nationwide voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plans bundle certain features with unlimited local and U.S. long distance and unlimited text messaging, along with mobile web, 411 services, navigation and data backup. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for flat monthly rate. We also offer Cricket PAYGo™, a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services. In early 2011, we launched Muve Music™, an unlimited music download service designed specifically for mobile handsets, in select Cricket markets, and following this successful launch we have expanded the service to cover all of our markets. None of our services require customers to enter into long-term commitments or pass a credit check.

In August 2010, we revised certain features of a number of our Cricket service offerings. We introduced “all-inclusive” rate plans for all of our Cricket services, which eliminated telecommunications taxes and certain other fees (such as activation, reactivation and regulatory fees) that we previously charged to customers. We also introduced new Cricket Broadband service plans with flat monthly rates that vary depending upon the targeted amount of data that a customer expects to use during the month. At the same time, we eliminated the free first month of service that we previously provided to new customers of our Cricket Wireless and Cricket Broadband services who purchased a handset or modem, and decreased the retail prices of many of our devices. We also eliminated late fees that we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time. Beginning in August 2010, we also began offering "smartphones" and other new handsets and devices, along with new, higher-priced service plans for those devices.

We believe that these changes to our business have made our services more attractive to customers and improved our competitive position, and they are producing improved operating and financial performance. The business changes we introduced have also affected a number of our operating metrics, generally tending to increase average revenue per user, or ARPU, cost per gross addition, or CPGA, and cash cost per user, or CCU, and tending to decrease gross customer additions and churn. For example, our appealing handset line-up and more attractive service plans have led many customers to purchase smartphones and select higher-value service plans, which has increased ARPU but has also increased our equipment and product costs associated with the enhanced value these services offer to customers. As a result of strong customer adoption of our smartphones and other new handsets and devices, we have deemphasized our Cricket Broadband service and have experienced a substantial reduction in the number of customers subscribing for this service.

A significant number of existing customers are also choosing to upgrade their handsets, frequently to smartphones, and to select higher-value service plans. Prior to August 2010, many existing customers activated a new line of service to receive a discount on a new handset and free month of service and then terminated their prior service, which had the effect of increasing our gross customer additions in prior year periods. The changes we made to our product and service offerings in August 2010 eliminated this practice, which has generally led to fewer, but higher-quality, gross customer additions than under the prior model. The value offered by our “all-inclusive” rate plans and the appeal of the smartphones and other new devices we have introduced have significantly reduced customer turnover, or churn. However, the substantial increase in existing customer upgrades as a result of our new initiatives tends to increase CCU. Further, the changes we have instituted tend to increase CPGA, because the fixed portions of our customer acquisition costs, including marketing and retail costs, are now allocated over a smaller number of gross customer additions. Total new customer acquisition costs tend to be lower than under the prior model because of the smaller number of gross customer additions. These lower new customer acquisition costs can substantially offset the costs of handset upgrades by existing customers. On balance, we believe that the changes we implemented have strengthened our business and are leading to greater lifetime customer value.

We are continuing to pursue opportunities to strengthen and expand our business. Our current business investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service.  In addition, we currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years, with a commercial trial market scheduled to be launched in late 2011. We also plan to continue to strengthen and expand our distribution, including through the wholesale agreement we have entered into, which permits us to offer Cricket services outside of our current network footprint. Other future business investment initiatives could include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets, entering into partnerships with others or the acquisition of other wireless communications companies or complementary businesses. We expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Savary Island hold include large regional areas covering both rural and metropolitan communities, we and Savary Island may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise currently used for Cricket service. We intend to be disciplined as we pursue any investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, and churn to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, promotional activity, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base) and competitive actions, any of which may have the ability to either offset or magnify certain seasonal effects or the relative amount of time a market has been in operation. For example, we frequently offer existing customers the opportunity to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. In addition, from June to mid-July 2011, we offered port-in promotions in which we lowered the price on select smartphones, which drove significant, new customer activity for our smartphone handsets and their accompanying higher-priced service plans. We believe that promotional activity can provide important long-term benefits to us, including by helping us attract new customers for our wireless services or by extending the period of time over which customers use our services. The success of any of our promotional efforts depends upon many factors, including the cost that we incur to attract or retain customers and the length of time these customers continue to use our services. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, including shortages we experienced during the second quarter of 2009 and again in the second and third quarters of 2010. These shortages have had the effect of limiting the customer activity that would otherwise have been expected based on seasonal trends.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol service providers, traditional landline service providers, cable companies and mobile satellite service providers. The competitive pressures of the wireless telecommunications industry have continued to increase and have caused a number of our competitors to offer competitively priced unlimited prepaid and postpaid service offerings. These service offerings present additional strong competition in markets in which our offerings overlap, and the evolving competitive landscape has negatively impacted our financial and operating results since 2009. As noted above, however, we substantially revised our product and service offerings in August 2010 and these changes are producing improved operating and financial performance. As consolidation in the industry continues and creates even larger competitors, advantages that these competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low.

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

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,
					Change from Prior Year
	2011	% of 2011 Service Revenues	2010	% of 2010 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$704,087		$630,804		$73,283	11.6%
Equipment revenues	56,451		36,542		19,909	54.5%
Total revenues	760,538		667,346		93,192	14.0%
Operating expenses:
Cost of service	244,870	34.8%	209,608	33.2%	35,262	16.8%
Cost of equipment	182,677	25.9%	111,041	17.6%	71,636	64.5%
Selling and marketing	87,161	12.4%	96,449	15.3%	(9,288)	(9.6)%
General and administrative	92,079	13.1%	88,944	14.1%	3,135	3.5%
Depreciation and amortization	136,137	19.3%	110,649	17.5%	25,488	23.0%
Impairments and other charges	631	0.1%	—	—%	631	100.0%
Total operating expenses	743,555	105.6%	616,691	97.8%	126,864	20.6%
Loss on sale or disposal of assets	(4,646)	(0.7)%	(1,488)	(0.2)%	(3,158)	212.2%
Operating income	$12,337	1.8%	$49,167	7.8%	$(36,830)	(74.9)%

	Six Months Ended June 30,
					Change from Prior Year
	2011	% of 2011 Service Revenues	2010	% of 2010 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$1,382,498		$1,245,432		$137,066	11.0%
Equipment revenues	157,954		105,674		52,280	49.5%
Total revenues	1,540,452		1,351,106		189,346	14.0%
Operating expenses:
Cost of service	480,815	34.8%	405,348	32.5%	75,467	18.6%
Cost of equipment	412,472	29.8%	279,094	22.4%	133,378	47.8%
Selling and marketing	197,013	14.3%	208,333	16.7%	(11,320)	(5.4)%
General and administrative	187,488	13.6%	181,200	14.5%	6,288	3.5%
Depreciation and amortization	262,811	19.0%	219,895	17.7%	42,916	19.5%
Impairments and other charges	631	0.05%	—	—%	631	100.0%
Total operating expenses	1,541,230	111.5%	1,293,870	103.9%	247,360	19.1%
Loss on sale or disposal of assets	(4,995)	(0.4)%	(2,941)	(0.2)%	(2,054)	69.8%
Operating income (loss)	$(5,773)	(0.4)%	$54,295	4.4%	$(60,068)	(110.6)%

The following tables summarize customer activity for the three and six months ended June 30, 2011 and 2010:

			Change
For the Three Months Ended June 30 (1)	2011	2010	Amount	Percent

Gross customer additions	622,863	683,315	(60,452)	(8.8)%
Net customer deactivations	(103,140)	(111,718)	8,578	7.7%
Weighted-average number of customers	5,766,438	5,290,825	475,613	9.0%

			Change
For the Six Months Ended June 30 (1)	2011	2010	Amount	Percent

Gross customer additions	1,475,027	1,816,313	(341,286)	(18.8)%
Net customer additions	227,434	334,052	(106,618)	(31.9)%
Weighted-average number of customers	5,708,394	5,212,955	495,439	9.5%
As of June 30, 2011
Total customers	5,745,613	5,288,157	457,456	8.7%
____________

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Gross Customer Additions

Gross customer additions for the three months ended June 30, 2011 were 622,863 compared to 683,315 for the corresponding period of the prior year. The 8.8% decrease in the number of gross customer additions was driven by changes we made to our product and service offerings in August 2010, which eliminated the first free month of service we previously provided new customers and generally equalized the prices that new and existing customers paid for handsets. As described previously, prior to August 2010, many existing customers activated a new line of service to receive a discount on a new handset and free month of service and then terminated their prior service, which had the effect of increasing our gross customer additions in prior year periods. The year-over-year decrease was also driven by expected decreases in the number of new Cricket Broadband customers due to increased device pricing, reduced marketing emphasis and increased network management initiatives. The year-over-year decrease was partially offset by an increase in the number of new voice customers as a result of the all-inclusive service plans and smartphone devices we introduced in August 2010.

Gross customer additions for the six months ended June 30, 2011 were 1,475,027 compared to 1,816,313 for the corresponding period of the prior year. The 18.8% decrease in the number of gross customer additions was driven by changes we made to our product and service offerings in August 2010, which eliminated the first free month of service we previously provided new customers and generally equalized the prices that new and existing customers paid for handsets. The year-over-year decrease was also driven by expected decreases in the number of new Cricket Broadband customers due to increased device pricing, reduced marketing emphasis and increased network management initiatives. The year-over-year decrease was partially offset by an increase in the number of new voice customers as a result of the all-inclusive service plans and smartphone devices we introduced in August 2010.

Net Customer Additions (Deactivations)

Net customer deactivations for the three months ended June 30, 2011 were 103,140 compared to 111,718 for the corresponding period of the prior year. The 7.7% decrease in the number of net customer deactivations reflected an increase in the number of net customer additions for our voice services as a result of the new product and service plan offerings we introduced in August 2010, partially offset by an increase in the number of net customer deactivations for our Cricket Broadband service due to increased device pricing, reduced marketing emphasis and increased network management initiatives.

Net customer additions for the six months ended June 30, 2011 were 227,434 compared to 334,052 for the corresponding period of the prior year. The 31.9% decrease in the number of net customer additions reflected an increase in the number of net customer deactivations for our Cricket Broadband service due to increased device pricing, reduced marketing emphasis and increased network management initiatives, partially offset by an increase in the number of net customer additions for our voice services as a result of the new product and service plan offerings we introduced in August 2010.

Service Revenues

Service revenues increased $73.3 million, or 11.6%, for the three months ended June 30, 2011 compared to the corresponding period of the prior year. This increase resulted from a 9.0% increase in average total customers due both to existing market customer growth and the contribution of customers by Pocket to STX Wireless in October 2010, as well as a 6.5% increase in ARPU. The increase in ARPU was primarily attributable to the increased uptake of our higher-priced service plans for our smartphone devices that were launched in August 2010, partially offset by a decrease in average total customers for our Cricket Broadband service and the elimination of certain late payment and reactivation fees in August 2010.

Service revenues increased $137.1 million, or 11.0%, for the six months ended June 30, 2011 compared to the corresponding period of the prior year. This increase resulted from a 9.5% increase in average total customers due both to existing market customer growth and the contribution of customers by Pocket to STX Wireless in October 2010, as well as a 5.0% increase in ARPU. The increase in ARPU was primarily attributable to the increased uptake of our higher-priced service plans for our smartphone devices that were launched in August 2010, partially offset by a decrease in average total customers for our Cricket Broadband service and the elimination of certain late payment and reactivation fees in August 2010.

Equipment Revenues

Equipment revenues increased $19.9 million, or 54.5%, for the three months ended June 30, 2011 compared to the corresponding period of the prior year. This increase was primarily due to a 35% increase in the average revenue per device sold and a 14% increase in the number of devices sold to new and upgrading customers. The increase in the average revenue per device sold was primarily due to customers purchasing smartphones that we began to offer in August 2010, partially offset by lower pricing on certain of our smartphones in connection with port-in promotions we offered during June 2011.

Equipment revenues increased $52.3 million, or 49.5%, for the six months ended June 30, 2011 compared to the corresponding period of the prior year. This increase was primarily due to a 39% increase in the average revenue per device sold and an 8% increase in the number of devices sold to new and upgrading customers. The increase in the average revenue per device sold was primarily due to customers purchasing smartphones that we began to offer in August 2010, partially offset by lower pricing on certain of our smartphones in connection with port-in promotions we offered during June 2011.

Cost of Service

Cost of service increased $35.3 million, or 16.8%, for the three months ended June 30, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service was 34.8% compared to 33.2% in the prior year period. Principal factors contributing to the increase in cost of service included increases in telecommunications taxes due to increases in federal and state tax rates and our expansion into markets with higher tax rates and increased roaming costs in connection with the introduction of our unlimited nationwide service plans.

Cost of service increased $75.5 million, or 18.6%, for the six months ended June 30, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service was 34.8% compared to 32.5% in the prior year period. Principal factors contributing to the increase in cost of service included increases in telecommunications taxes due to increases in federal and state tax rates and our expansion into markets with higher tax rates and increased roaming costs in connection with the introduction of our unlimited nationwide service plans.

Cost of Equipment

Cost of equipment increased $71.6 million, or 64.5%, for the three months ended June 30, 2011 compared to the corresponding period of the prior year. A 44% increase in the average cost per device sold was accompanied by a 14% increase in the number of devices sold. The increase in the average cost per device sold to new and upgrading customers during the period was largely attributable to our introduction of smartphones in August 2010.

Cost of equipment increased $133.4 million, or 47.8%, for the six months ended June 30, 2011 compared to the corresponding period of the prior year. A 37% increase in the average cost per device sold was accompanied by an 8% increase in the number of devices sold. The increase in the average cost per device sold to new and upgrading customers during the period was largely attributable to our introduction of smartphones in August 2010.

Selling and Marketing Expenses

Selling and marketing expenses decreased $9.3 million, or 9.6%, for the three months ended June 30, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 12.4% from 15.3% in the prior year period. This percentage decrease was largely attributable to a decrease in media advertising expense and increase in service revenues and consequent benefits of scale.

Selling and marketing expenses decreased $11.3 million, or 5.4%, for the six months ended June 30, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 14.3% from 16.7% in the prior year period. This percentage decrease was largely attributable to a decrease in media advertising expense and increase in service revenues and consequent benefits of scale.

General and Administrative Expenses

General and administrative expenses increased $3.1 million, or 3.5%, for the three months ended June 30, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 13.1% from 14.1% in the prior year period primarily due to the increase in service revenues and consequent benefits of scale.

General and administrative expenses increased $6.3 million, or 3.5%, for the six months ended June 30, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 13.6% from 14.5% in the prior year period primarily due to the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $25.5 million, or 23.0%, for the three months ended June 30, 2011 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to network and corporate platform upgrades as well as depreciation and amortization related to assets of Pocket Communications that were acquired by STX Wireless in the fourth quarter of 2010.

Depreciation and amortization expense increased $42.9 million, or 19.5%, for the six months ended June 30, 2011 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to network and corporate platform upgrades as well as depreciation and amortization related to assets of Pocket Communications that were acquired by STX Wireless in the fourth quarter of 2010.

Impairments and Other Charges

During the three and six months ended June 30, 2011, we incurred approximately $631,000 in costs related to the integration of Cricket and Pocket Communications operating assets in the South Texas region. These integration activities are expected to continue throughout the remainder of the year, and we currently expect to incur approximately $20 million in additional integration costs. These estimated additional costs are expected to relate primarily to the termination or abandonment of certain leased cell site locations.

Loss on Sale or Disposal of Assets

Loss on sale or disposal of assets reflects losses recognized upon the disposal of certain of our property and equipment of $4.6 million and $1.5 million, during the three months ended June 30, 2011 and 2010, respectively.

Loss on sale or disposal of assets reflects losses recognized upon the disposal of certain of our property and equipment of $5.0 million and $2.9 million, during the six months ended June 30, 2011 and 2010, respectively.

Non-Operating Items

The following table summarizes non-operating data for our consolidated operations for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011	2010	Change

Equity in net income of investees, net	$1,010	$887	$123
Interest income	59	294	(235)
Interest expense	(61,923)	(60,296)	(1,627)
Other income, net	(32)	3,057	(3,089)
Income tax expense	(9,893)	(12,397)	2,504

	Six Months Ended June 30,
	2011	2010	Change

Equity in net income of investees, net	$2,189	$1,458	$731
Interest income	123	722	(599)
Interest expense	(120,742)	(120,591)	(151)
Other income, net	(32)	3,072	(3,104)
Income tax expense	(20,647)	(23,691)	3,044

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Equity in Net Income of Investees, Net

Equity in net income of investees, net reflects our share of net income of regional wireless service providers in which we hold investments.

Interest Income

Interest income decreased $0.2 million and $0.6 million during the three and six months ended June 30, 2011, respectively, compared to the corresponding periods of the prior year. These decreases were primarily attributable to a decline in our short-term investments from the corresponding periods of the prior year.

Interest Expense

Interest expense increased $1.6 million and $0.2 million during the three and six months ended June 30, 2011, respectively, compared to the corresponding periods of the prior year. The increases in interest expense resulted primarily from our issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011. This increase was partially offset by our issuance of $1,200 million of 7.75% senior notes due 2020 in November 2010. Substantially all of the proceeds from this latter issuance were used to repurchase and redeem our $1,100 million of 9.375% senior notes due 2014.

Income Tax Expense

During the three months ended June 30, 2011, income tax expense decreased by $2.5 million, or 20.2%, compared to the corresponding period of the prior year. The decrease in income tax expense during the three months ended June 30, 2011 compared to the prior year period was caused primarily by a decrease in the deferred tax effect of goodwill amortization for income tax purposes and by the deferred tax benefit resulting from the dividend received in the current year from one of our equity method investees. These changes were partially offset by an increase in tax expense due to tax withholding on the dividend from the equity method investee.

During the six months ended June 30, 2011, income tax expense decreased by $3.0 million, or 12.8%, compared to the corresponding period of the prior year. The decrease in income tax expense during the six months ended June 30, 2011 compared to the prior year period was caused primarily by a decrease in the deferred tax effect of goodwill amortization for income tax purposes, the prior year increase in state tax expense resulting from an increase in our state tax rate in the prior year, and the deferred tax benefit resulting from the dividend received in the current year from one of our equity method investees. These changes were partially offset by an increase in tax expense due to tax withholding on the dividend from the equity method investee.

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

ARPU is service revenues less pass-through regulatory fees and telecommunications taxes, divided by the weighted-average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. Prior to the fourth quarter of 2010, we accounted for regulatory fees and telecommunications taxes paid with respect to our service plans, including Universal Service Fund and E-911 fees, on a net basis in the consolidated statement of operations, such that these fees and taxes were recorded as service revenues, net of amounts owed and remitted to government agencies. We no longer bill and collect these fees and taxes from customers on the "all-inclusive” service plans we launched in August 2010. As a result, during the fourth quarter of 2010, we elected to change the method of accounting for regulatory fees and telecommunications taxes from a net to a gross basis of presentation. As a result of this change, we no longer deduct from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead include such amounts in cost of service. For purposes of calculating ARPU, we have deducted from service revenues pass-through regulatory fees and telecommunications taxes that we bill and collect from our customers with respect to our previously-offered non-“all-inclusive” service plans, which we remit on their behalf. This change has been applied retrospectively to our ARPU results presented below. We have made a corresponding adjustment in our calculation of CCU, as described below.

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

CCU is cost of service and general and administrative costs (excluding applicable share-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition (which includes the gain or loss on the sale of devices to existing customers, costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers) and commissions paid to third parties for certain activities related to the continuing service of customers), less pass-through regulatory fees and telecommunications taxes, divided by the weighted-average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Prior to the fourth quarter of 2010, we accounted for regulatory fees and telecommunications taxes paid with respect to our service plans, including Universal Service Fund and E-911 fees, on a net basis in the consolidated statement of operations, such that these fees and taxes were recorded as service revenues, net of amounts remitted to government agencies. We no longer bill and collect these fees and taxes from customers on the “all-inclusive” service plans we launched in August 2010. As a result, during the fourth quarter of

2010, we elected to change the method of accounting for regulatory fees and telecommunications taxes from a net to a gross basis of presentation. As a result of this change, we no longer deduct from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead include such amounts in cost of service. For purposes of calculating CCU, we have deducted from cost of service pass-through regulatory fees and telecommunications taxes that we bill and collect from our customers with respect to our previously-offered non-“all-inclusive” service plans, which we remit on their behalf. This change has been applied retrospectively to our CCU results presented below. We have made a corresponding adjustment in our calculation of ARPU, described above. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.

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

Adjusted OIBDA is a non-GAAP financial measure defined as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of: gain/(loss) on sale/disposal of assets; impairments and other charges; and share-based compensation expense. Adjusted OIBDA should not be construed as an alternative to operating income (loss) or net income (loss) as determined in accordance with GAAP, or as an alternative to cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity.

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

The following table shows metric information for the three months ended June 30, 2011 and 2010 (in thousands, except for ARPU, CPGA, CCU and Churn):

	Three Months Ended June 30,
	2011	2010

ARPU	$40.15	$37.71
CPGA	$251	$215
CCU	$21.83	$17.61
Churn	4.2%	5%
Adjusted OIBDA	$160,697	$172,020

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

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (unaudited; in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended June 30,
	2011	2010

Service revenues	$704,087	$630,804
Less pass-through regulatory fees and telecommunications taxes	(9,455)	(32,217)
Total service revenues used in the calculation of ARPU	694,632	598,587
Weighted-average number of customers	5,766,438	5,290,825
ARPU	$40.15	$37.71

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (unaudited; in thousands, except gross customer additions and CPGA):

	Three Months Ended June 30,
	2011	2010

Selling and marketing expense	$87,161	$96,449
Less share-based compensation expense included in selling and marketing expense	(261)	(1,831)
Plus cost of equipment	182,677	111,041
Less equipment revenue	(56,451)	(36,542)
Less net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition	(56,920)	(22,025)
Total costs used in the calculation of CPGA	$156,206	$147,092
Gross customer additions	622,863	683,315
CPGA	$251	$215

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (unaudited; in thousands, except weighted-average number of customers and CCU):

	Three Months Ended June 30,
	2011	2010

Cost of service	$244,870	$209,608
Plus general and administrative expense	92,079	88,944
Less share-based compensation expense included in cost of service and general and administrative expense	(6,685)	(8,885)
Plus net loss on equipment transactions and third-party commissions unrelated to the initial customer acquisition	56,920	22,025
Less pass-through regulatory fees and telecommunications taxes	(9,455)	(32,217)
Total costs used in the calculation of CCU	$377,729	$279,475
Weighted-average number of customers	5,766,438	5,290,825
CCU	$21.83	$17.61

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (unaudited; in thousands):

	Three Months Ended June 30,
	2011	2010

Operating income	$12,337	$49,167
Plus depreciation and amortization	136,137	110,649
OIBDA	$148,474	$159,816
Plus loss on sale or disposal of assets	4,646	1,488
Plus impairments and other charges	631	—
Plus share-based compensation expense	6,946	10,716
Adjusted OIBDA	$160,697	$172,020

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity by selling non-core assets or through future capital market transactions. We had a total of $724.0 million in unrestricted cash, cash equivalents and short-term investments as of June 30, 2011. We generated $101.6 million of net cash from operating activities during the six months ended June 30, 2011, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets and product offerings continue to develop and our business continues to grow. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations, as well as our current business investment initiatives.

Our current business investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. In addition, we currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years, with a commercial trial market scheduled to be launched in late 2011. For our estimate of total capital expenditures for fiscal 2011, and projected capital expenditures for these current business investment initiatives over the next several years, see the discussion below under "Capital Expenditures, Significant Acquisitions and Other Transactions."

We may also pursue other activities to build our business. Future business investment initiatives could include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets, entering into partnerships with others or the acquisition of other wireless communications companies or complementary businesses. We do not intend to pursue any of these other business investment initiatives at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business investment initiatives and any such other activities.

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

As of June 30, 2011, we had $3,225.6 million in senior indebtedness outstanding, which was comprised of $250 million in aggregate principal amount of 4.5% convertible senior notes due 2014, $300 million in aggregate principal amount of 10.0% unsecured senior notes due 2015, $30.4 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016 and $1,600 million in aggregate principal amount of 7.75% unsecured senior notes due 2020, as more fully described below. The indentures governing Cricket's secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to take certain actions, including incurring additional indebtedness beyond specified thresholds.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization, and we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under the indentures governing Cricket's secured and unsecured senior notes. Also, as our markets and product offerings continue to develop and our business continues to grow, we expect that increased cash flows will result in improvements in our consolidated leverage ratio. In addition, although our $3,225.6 million of senior indebtedness bears interest at fixed rates, we continue to review changes and trends in interest rates to evaluate possible hedging activities we could consider implementing. As a result of the actions described above, and our expected cash generated from operations and other sources of liquidity, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $102.8 million, or 50.3%, for the six months ended June 30, 2011 compared to the corresponding period of the prior year. This decrease was primarily attributable to changes in working capital, and decreased operating income, exclusive of non-cash items such as depreciation and amortization.

Investing Activities

Net cash used in investing activities was $340.4 million during the six months ended June 30, 2011, which included the effects of the following transactions during the period:

•	We purchased $186.2 million of property and equipment for the ongoing maintenance and development of our network and other business assets.

•	We made investment purchases of $297.4 million, offset by sales or maturities of investments of $149.8 million.

Financing Activities

Net cash provided by financing activities was $396.1 million for the six months ended June 30, 2011, which included the effects of the following transactions during the period:

•	We issued $400 million of additional 7.75% senior notes due 2020, which resulted in net proceeds of $390.1 million.

•	We prepaid approximately $15.1 million in principal amount of our non-negotiable promissory note maturing in 2015.

•	We made capital lease and interest payments relating to our Savary Island venture.

•	We received proceeds of approximately $23.9 million from the sale lease-back financing related to certain of our telecommunications towers and related assets.
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

Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC, or Denali, an entity in which Cricket owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year to year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. On May 4, 2011, Cricket prepaid approximately $15.1 million in principal amount of the note. As of June 30, 2011 and December 31, 2010, $30.4 million and $45.5 million in principal amount of indebtedness was outstanding under the note, respectively.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2011, the effective interest rate on the notes was 7.98%, which includes the effect of the discount accretion.

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

The notes and the guarantees are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,900 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the senior secured notes and the guarantees.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount. The $3.2 million discount to the net proceeds we received in connection with the issuance of the additional notes was recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2011, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.88% and 7.81%, respectively, both of which include the effect of the discount accretion.

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

Prior to October 15, 2013, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to October 15, 2015, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest and additional interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at October 15, 2015 plus (2) all remaining required interest payments due on such notes through October 15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after October 15, 2015, at a redemption price of 103.875%, 102.583% and 101.292% of the principal amount thereof if redeemed during the twelve months beginning on October 15, 2015, 2016 and 2017, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on October 15, 2018 or thereafter, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, thereon to the repurchase date.

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

In connection with the private placement of the additional $400 million of notes in May 2011, we entered into a registration rights agreement with the purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of these additional notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of additional interest that could be paid in the event the we do not meet the requirements under the registration rights agreement.

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

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of June 30, 2011 and December 31, 2010, none of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the six months ended June 30, 2011, we made approximately $186.2 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance and development of our network and other business assets and the initial deployment of next-generation LTE network technology.

Total capital expenditures for 2011 are expected to be between $400 million and $475 million, excluding capitalized interest.  These capital expenditures are primarily expected to support the ongoing maintenance and development of our network and other business assets and the initial deployment of next-generation LTE network technology.

We currently target annual capital expenditures to support the ongoing maintenance and development of our network and other business assets in the mid-teens as a percentage of our annual service revenues and currently expect to continue capital expenditures in a similar range over the next several years.  The actual amount of capital expenditures we spend in future years for these purposes may vary as a result of numerous factors, including our then-available capital resources and customer usage of our network resources.

As previously noted, we currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years, with a commercial trial market scheduled to be launched in late 2011. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP, excluding capitalized interest, some of which is expected to be used for the ongoing maintenance and development of our network. The amount we spend to deploy LTE network technology each year will depend upon multiple factors, including the scope and pace of our deployment activities.

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

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement of STX Wireless, or the STX LLC Agreement. Under the STX LLC Agreement, Pocket has the right to put, and we have the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to us all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). We have the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to us by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the six months ended June 30, 2011 and for the year ended December 31, 2010, we recorded accretion charges of $14.3 million and $48.1 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption values of $113.8 million and $99.5 million, respectively. Additionally, and in accordance with the STX LLC Agreement, STX Wireless made pro-rata distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively, in consideration for their estimated tax liabilities resulting from STX Wireless' earnings relating to the six months ending June 30, 2011. We recorded the distribution to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of operations. The distribution made to Cricket was eliminated in consolidation.

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

We are integrating the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the STX Wireless joint venture will operate more efficiently. This integration is expected to occur throughout the remainder of 2011, and we currently expect to incur approximately $20 million in additional integration costs during this period. These estimated additional costs are expected to relate primarily to the termination or abandonment of certain leased cell site locations. During the three and six months ended June 30, 2011, we incurred approximately $631,000 of such integration costs, which were recorded in impairments and other charges within our condensed consolidated statements of operations.

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

We attribute profits and losses to Ring Island's redeemable non-controlling interest each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital.  However, we would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest are presented in accretion of redeemable non-controlling interests and distributions, net of tax, in our condensed consolidated statements of operations.  As of June 30, 2011 and December 31, 2010, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, dated as of December 27, 2010, or the Savary Island Credit Agreement, to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. As of June 30, 2011 and December 31, 2010, borrowings under the Savary Island Credit Agreement totaled $211.6 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are due in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Other Transactions

On May 4, 2011, we and Savary Island entered into license exchange agreements with T-Mobile and its affiliates in which Cricket and Savary Island have agreed to assign 10 MHz of unused wireless spectrum in Indianapolis, IN, Minneapolis, MN and Syracuse, NY to T-Mobile and its affiliates. In exchange, Cricket will receive 10 MHz of additional wireless spectrum in seven existing Cricket markets in Texas, Colorado, Oklahoma and New Mexico and will cancel a portion of the indebtedness owed by Savary Island to Cricket. We and Savary Island have also entered into spectrum lease arrangements with T-Mobile and its affiliates for the interim lease of the spectrum subject to the exchange for the period until the closing. Completion of the license exchange is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be transferred to T-Mobile under the license exchange agreements have been classified in assets held for sale at their carrying value of $27.7 million in the condensed consolidated balance sheet as of June 30, 2011.

On February 11, 2011, we entered into an agreement with Global Tower, LLC (“GTP”) to sell certain of our telecommunications tower assets in one or more closings. During the second quarter, we sold the substantial majority of those telecommunications towers and related assets in exchange for approximately $23.9 million. The transaction was structured as a sale lease-back financing, in which we entered into a 10-year lease agreement with GTP to continue our commercial use of the towers.

On June 30, 2011, one of our equity method investees declared a cash dividend and paid the dividend with funds borrowed under a third-party line of credit. Our share of the dividend based on our ownership percentage was $18.2 million. The dividend was recorded as a receivable in other current assets and as a reduction of the carrying value of our investment in the equity method investee in other assets in the condensed consolidated balance sheets at June 30, 2011. The dividend was received in full on July 1, 2011.
On August 2, 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which permits us to offer Cricket wireless services outside our current network footprint using Sprint's network. We and Sprint amended the agreement in July 2011 to, among other things, revise the amount of the annual minimum revenue commitments for the years 2011 and 2013.
The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, we will pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. We have agreed to provide Sprint with a minimum of $300 million of revenue under the agreement, as amended, over the initial five-year term (against which we can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provided in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.
In addition, in the event we are involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc., or MetroPCS, either we (or our successor in interest) or Sprint may terminate the wholesale agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, beginning at 40% for any such agreement entered into in 2011, 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective for us beginning in the first quarter of 2012 and is to be applied prospectively. We anticipate that the adoption of this standard will not materially expand our consolidated financial statement footnote disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for us beginning in the first quarter of 2012 and is to be applied retrospectively.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our senior secured, senior and convertible senior notes all bear interest at fixed rates, and our non-negotiable promissory note bears interest that varies year to year at rates ranging from approximately 5.0%-8.3% and compounds annually. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2011, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pentwater Capital Management
On July 26, 2011, we entered into an agreement with Pentwater Capital Management LP and certain of its affiliates, or Pentwater, to settle an action brought by Pentwater in the Delaware Court of Chancery on June 20, 2011. The action related to a notice of nominations, dated March 10, 2011, by which Pentwater purported to nominate three directors for election at our 2011 Annual Meeting of Stockholders, or the Annual Meeting, which was held on July 28, 2011. We advised Pentwater that the notice they delivered was not in proper form because it did not comply with provisions of our bylaws and that as a result any shares voted with respect to any nominees of Pentwater would not be counted for the purpose of determining the election of directors at the Annual Meeting. Pentwater's complaint sought a declaration that Article II, Section 8(a)(2)(D)(iv) of our Amended and Restated Bylaws was invalid under Delaware law.  Pentwater also alleged that members of our board of directors breached their fiduciary duties by adopting revisions to the advance notice provisions in our Amended and Restated Bylaws on December 2, 2010.  Under the terms of the settlement, Pentwater agreed to irrevocably withdraw their notice of intention to nominate directors for election and to dismiss the action with prejudice. Pentwater also agreed to vote all shares of Leap stock they held on the record date in favor of each of the directors nominated by our board of directors at the Annual Meeting. Under the terms of the settlement, we increased the size of Leap's board to nine directors, appointed Robert E. Switz and Richard R. Roscitt as directors and appointed Mr. Roscitt to the Nominating and Corporate Governance Committee and to the Compensation Committee. The action was dismissed on August 2, 2011.

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

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011, as amended and supplemented by the Risk Factors described under “Part II - Item 1A.  Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the SEC on May 6, 2011, other than:

•	Changes to the risk factor below entitled “We May Not Realize the Expected Benefits from Our New Wholesale Arrangement,” which has been updated to reflect amendments to our wholesale agreement;

•
Changes to the risk factor below entitled "We May Have Difficulty Managing and Integrating New Joint Ventures or Partnerships That We Form or Companies or Businesses That We Acquire," which has been updated to reflect anticipated integration costs with respect to our South Texas joint venture;

•
Changes to the risk factors below entitled “Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations” and “We May Be Unable to Refinance Our Indebtedness,” which have been updated to reflect the issuance of an additional $400 million of 7.75% senior notes due 2020 and a partial prepayment of our non-negotiable promissory note maturing in 2015;

•
Changes to the risk factors below entitled “Our Ability to Use Our Net Operating Loss Carryforwards to Reduce Future Tax Payments Could Be Negatively Impacted if There Is an “Ownership Change” (as Defined Under Section 382 of the Internal Revenue Code)” and “Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws, under Delaware Law or in Our Indentures Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and, Therefore, Depress the Trading Price of Leap Common Stock,” which have been updated to reflect the termination of our Tax Benefit Preservation Plan;

•
Changes to the risk factor below entitled “We Have Upgraded a Number of Significant Business Systems, Including Our Customer Billing System, and Any Unanticipated Difficulties, Delays or Interruptions with the Transition Could Negatively Impact Our Business," which has update to reflect our transition to our new customer billing system; and

•	Changes to the risk factor below entitled "Our Stock Price May Be Volatile, and You May Lose All or Some of Your

Investment," which has been updated in light of the settlement of the Pentwater action.
Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $58.4 million and $144.9 million for the three and six months ended June 30, 2011, and net losses of $785.1 million, $238.0 million and $143.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful expansion of our distribution channels, and on customer acceptance of our Cricket product and service offerings. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, competition in the wireless telecommunications market, our pace of new market launches and varying national economic conditions. Our current business plans assume that we will continue to increase our customer base over time, providing us with increased economies of scale. However, we experienced net decreases in our total customers of 111,718 and 199,949 in the second and third quarters of 2010, respectively, and a net decrease in our total customers of 103,140 in the second quarter of 2011. Our ability to continue to grow our customer base and to achieve the customer penetration levels we currently believe are possible in our markets is subject to a number of risks, including, among other things, increased competition from existing or new competitors, higher-than-anticipated churn, our inability to manage or increase our network capacity to meet increasing customer demand, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully expand our distribution channels, changes in the demographics of our markets, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

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

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each now offer unlimited service offerings. Sprint Nextel also offers competitively-priced unlimited service offerings under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer competitively-priced service offerings. For example, Tracfone Wireless sells wireless offerings exclusively in Wal-Mart under its “Straight Talk” brand using a number of carriers' wireless networks. We also face additional competition in the prepaid segment from lifeline service offerings by competitors including Tracfone (through its SafeLink offerings) and Sprint Nextel (through its Assurance Wireless offerings). Lifeline services are available to consumers at reduced costs (and in some cases at no cost) because carriers offering this service receive a subsidy payment from the federal Universal Service Fund program. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

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

If We Experience Low or Negative Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors in addition to the macro-economic factors described above, including the size of our service areas, network performance and reliability issues, our device and service offerings, customer perceptions of our services, customer care quality and wireless number portability. Managing these factors and customers' expectations is essential in attracting and retaining customers. Although we have implemented programs to attract new customers and address customer turnover, we cannot assure you that these programs or our strategies to address customer acquisition and turnover will be successful. A high rate of customer turnover or low or negative rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

We May Not Realize the Expected Benefits from Our New Wholesale Arrangement.

On August 2, 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which permits us to offer Cricket wireless services outside our current network footprint using Sprint's network. We and Sprint amended the agreement in July 2011 to, among other things, revise the amount of the annual minimum revenue commitments for the years 2011 and 2013. We have agreed, among other things, to provide a minimum of $300 million of revenue under the agreement, as amended, over its initial five-year term (against which we can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provide in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

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

We May Have Difficulty Managing and Integrating New Joint Ventures or Partnerships That We Form or Companies or Businesses That We Acquire.

In addition to growing our business through the operation of our existing and new markets, we may also expand our business by entering into joint ventures or partnerships with others or acquiring other wireless communications companies or complementary businesses. For example, in October 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Commencing October 1, 2010, STX Operations began providing Cricket service to approximately 700,000 customers with a network footprint covering approximately 4.4 million POPs. Entering into joint ventures and partnerships or acquiring other companies or businesses may create numerous risks and uncertainties, including unanticipated costs and liabilities, possible difficulties associated with the integration of the parties' various operations and the potential diversion of management's time and attention from our existing operations. In addition, the consolidation of operating assets and operations following the formation of a joint venture may result in significant costs. For example, we are integrating the Cricket and Pocket Communications operating assets in the South Texas region so that the combined network and retail operations of the STX Wireless joint venture will operate more efficiently. This integration is expected to occur throughout the remainder of 2011, and we currently expect to incur approximately $20 million in additional integration costs during this period.

These estimated additional costs are expected to relate primarily to the termination or abandonment of certain leased cell site locations. During the three and six months ended June 30, 2011, we incurred approximately $631,000 of such integration costs, which were recorded in impairments and other charges within our condensed consolidated statements of operations. Our failure to effectively manage and integrate STX Wireless or other new partnerships that we may enter into or companies or businesses that we could acquire could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of June 30, 2011, our total outstanding indebtedness was $3,225.6 million, including $250 million in aggregate principal amount of convertible senior notes due 2014, $300 million in aggregate principal amount of senior notes due 2015, $30.4 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of senior secured notes due 2016 and $1,600 million in aggregate principal amount of senior notes due 2020.

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
Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any significant capital expenditures or increased operating expenses associated with the launch of new product or service offerings or other business investment initiatives will decrease OIBDA and free cash flow for the periods in which we incur such costs, increasing the risk that we may not be able to service our indebtedness.

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

We may incur additional indebtedness in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives, which could consist of debt financing from the public and/or private capital markets. To provide flexibility with respect to any future capital raising alternatives, we have filed a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering.

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

We May Be Unable to Refinance Our Indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity, including indebtedness under the indentures governing our secured and unsecured senior notes and convertible senior notes. Our $250 million of 4.50% unsecured convertible senior notes is due in 2014, our $300 million of 10.0% unsecured senior notes is due in 2015, our $1,100 million of 7.75% senior secured notes is due in 2016, and our $1,600 million of 7.75% unsecured senior notes is due in 2020. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

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

Our Ability to Use Our Net Operating Loss Carryforwards to Reduce Future Tax Payments Could Be Negatively Impacted if There Is an “Ownership Change” (as Defined Under Section 382 of the Internal Revenue Code).

We have substantial federal and state NOLs for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. At June 30, 2011, we had federal and state NOLs of approximately $2.3 billion (which begin to expire in 2022 for federal income tax purposes and of which $0.3 million will expire at the end of 2011 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $876.5 million, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

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

A Significant Portion of Our Assets Consists of Wireless Licenses, Goodwill and Other Intangible Assets.

As of June 30, 2011, 39.7% of our assets consisted of wireless licenses, goodwill and other intangible assets. The value of our assets will depend on market conditions, the availability of buyers and similar factors. While the value of these assets is determined by using the market approach for purposes of our impairment testing, those values may differ from what would ultimately be realized by us in a sales transaction and that difference may be material. By their nature, our intangible assets may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

Competitors have begun providing competing wireless telecommunications service through the use of developing technologies, such as WiMax and LTE. We currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years, with a commercial trial market scheduled to be launched in late 2011. We cannot predict, however, which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products and services. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. For example, we expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services, and we plan to make significant expenditures to deploy LTE network technology. In addition, we may be required to acquire additional spectrum to deploy these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis or at all. There are also risks that current or future versions of the wireless technologies and evolutionary path that we have selected or may select may not be demanded by customers or provide the advantages that we expect. If such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you tha

t widespread demand for advanced data services will develop at a price level that will allow us to earn a reasonable return on our investment. In addition, there are risks that other wireless carriers on whose networks our customers roam may change their technology to other technologies that are incompatible with ours. As a result, the ability of our customers to roam on such carriers' wireless networks could be adversely affected. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected. Further, we may not be able to negotiate or maintain cost-effective data roaming agreements on LTE or other data networks, and we are not able to assure you that customer devices that operate on LTE or other data networks will be available at costs that will make them attractive to customers.

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

Media reports have suggested that the use of wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Certain class action lawsuits have been filed in the industry claiming damages for alleged health problems arising from the use of wireless handsets. The World Health Organization's International Agency for Research of Cancer has also stated that exposure to wireless handsets may be carcinogenic. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, anti-lock brakes, hearing aids and other medical devices. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated. Malfunctions have caused at least one major handset manufacturer to recall certain batteries used in its handsets, including batteries in a handset sold by Cricket and other wireless providers.

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

During the past year, we upgraded a number of our significant, internal business systems, including implementing a new inventory management system, point-of-sale system and customer billing system. The implementation of significant new systems often involves delays and disruptions in connection with the transition to and operation of the new systems. During the second quarter of 2011, we experienced post-launch issues with certain aspects of our new customer billing system which we believe may have impacted customers and temporarily increased churn. We cannot assure you that we will not experience additional disruptions during the initial operating phase of our billing and other new systems. Significant, unexpected difficulties in operating our new systems could materially impact our ability to attract and retain customers or to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs or could suffer a material weaknesses in our internal control over financial reporting, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

In addition, we rely on third-party intellectual property and digital content to provide certain of our wireless services to customers, including Muve Music, an unlimited music download service we offer that is designed specifically for mobile handsets. The Muve Music service requires us to license music and other intellectual property rights of third parties. We cannot guarantee that these licenses will continue to be available to us on commercially reasonable terms or at all. Our licensing arrangements with these third parties are generally short-term in nature and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Our inability to continue to offer customers a wide variety of content at reasonable costs to us could limit the success of our Muve Music product. In addition, we could become subject to infringement claims and potential liability for damages or royalties related to music and intellectual property rights of third parties, including as a result of any unauthorized access to the third-party content we have licensed.

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

Our most popular Cricket Wireless service plans bundle certain features with unlimited local and U.S. long distance service and unlimited text messaging, along with mobile web, 411 services, navigation and data back-up, for a fixed monthly fee to more effectively compete with other telecommunications providers. In August 2010, we introduced “smartphones” and other new devices which use greater amounts of network capacity than the handsets and devices we previously offered. We also offer Cricket Broadband, our unlimited mobile broadband service, and Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service. In early 2011, we launched Muve Music, an unlimited music download service designed specifically for mobile handsets, in select Cricket markets, and following this successful launch we have expanded the service to cover all of our markets. We provide nationwide voice, data, mobile broadband and music download services through our own Cricket network footprint and through roaming and wholesale agreements that we have entered into with other carriers. Customers usage of these services has been significant.

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

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited voice, data, mobile broadband and music download services for a flat monthly rate, our customers' average usage of these services per month is substantially above U.S. averages. We intend to meet demand for our services by utilizing spectrally efficient technologies or by entering into roaming or partnering agreements with other carriers. However, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. For example, we currently operate on 10 MHz of spectrum in our Chicago market. In the future, we may be required to acquire additional spectrum in this and other markets to satisfy increasing demand (especially for data and mobile broadband services) or to deploy new technologies, such as our expected deployment of LTE network technology over the next few years. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or at all or that additional spectrum would be made available by the FCC on a timely basis. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, that may make it less attractive or economical for us. If such additional spectrum is not available to us when required on reasonable terms or at a reasonable cost, our business, financial condition and results of operations could be materially adversely affected.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of June 30, 2011, the carrying value of our and Savary Island's wireless licenses was approximately $1.9 billion. During the years ended December 31, 2010, 2009 and 2008, we recorded impairment charges of $0.8 million, $0.6 million and $0.2 million, respectively, with respect to our wireless licenses.

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

As of June 30, 2011, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to the 2010 annual impairment test and related impairment charges that would indicate an impairment condition existed, and we concluded that no further impairment of goodwill was required. There can be no assurance that impairment conditions will not exist in the future that require further impairment charges to reduce the carrying amount of our goodwill.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 20.9% of Leap common stock as of July 29, 2011. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 48.8% of Leap common stock as of July 29, 2011. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 15,537,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 20.0% of Leap's outstanding common stock as of July 29, 2011. In addition, in connection with our offering of 7,000,000 shares of Leap common stock in the second quarter of 2009, we agreed to register for resale any additional shares of common stock that these entities or their affiliates may acquire in the future. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

We Could Elect to Raise Additional Equity Capital Which Could Dilute Existing Stockholders.

During the second quarter of 2009 we sold 7,000,000 shares of Leap common stock in an underwritten public offering. We could raise additional capital in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives. Any additional capital we could raise could be significant and could consist of debt, convertible debt or equity financing from the public and/or private capital markets. To provide flexibility with respect to any future capital raising alternatives, we have filed a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering. To the extent that we were to elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and could be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap common stock and impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect the Market Price of Leap Common Stock.

As of July 29, 2011, 78,696,465 shares of Leap common stock were issued and outstanding, and 5,552,995 additional shares of Leap common stock were reserved for issuance, including 3,960,143 shares reserved for issuance upon the exercise of outstanding stock options under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 994,525 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 292,000 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 6,050 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 300,277 shares available for future issuance under our Employee Stock Purchase Plan.

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

Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws, under Delaware Law or in Our Indentures Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and, Therefore, Depress the Trading Price of Leap Common Stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

As previously disclosed, in connection with our Annual Meeting, William A. Roper, Jr. left Leap's board of directors at the conclusion of his current term of service.  Mr. Roper had been a member of the Audit Committee of Leap's board of directors, and consequently the Audit Committee is currently comprised of two directors. Under the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq, the Audit Committee is required to be comprised of at least three directors, and we have until the earlier of our next annual meeting of stockholders or July 28, 2012 to appoint a third member to the Audit Committee to comply with that requirement.
On August 3, 2011, we received a letter from Nasdaq indicating that, as a result of the reduction in the number of current Audit Committee members to two, we do not currently comply with the audit committee requirements as set forth in Listing Rule 5605. The letter confirms that, pursuant to Listing Rule 5605(c)(4), Nasdaq will provide us with a cure period until the earlier of our next annual meeting of stockholders or July 28, 2012 to appoint a third member to the committee. We intend to appoint an independent and appropriately qualified director to fill the vacancy within the cure period in order to comply with Listing Rule 5605.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit Number	Description of Exhibit
3.1(1)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Leap Wireless International, Inc., filed with the Secretary of State of the State of Delaware on June 21, 2011.

4.1 (2)
Registration Rights Agreement, dated as of May 23, 2011, among Cricket Communications, Inc., the Guarantors and Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers.

4.2 (1)
First Amendment to the Tax Benefit Preservation Plan, dated as of September 13, 2010, entered into as of June 21, 2011 by and between Leap Wireless International, Inc. and Mellon Investor Services LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase document

101.LAB***	XBRL Taxonomy Extension Label Linkbase document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase document

*	Filed herewith.

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

(1)	Filed as an exhibit to Leap's Current Report on Form 8-K dated June 21, 2011, filed with the SEC on June 22, 2011, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap's Current Report on Form 8-K dated May 23, 2011, filed with the SEC on May 23, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date:	August 4, 2011	By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date:	August 4, 2011	By:	/s/ Walter Z. Berger
Walter Z. Berger
Executive Vice President and Chief Financial Officer