Form 10-Q
period 2011-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2011-11-03
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

The number of shares outstanding of the registrant's common stock on October 28, 2011 was 78,712,785.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2011

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$424,739	$350,790
Short-term investments	375,292	68,367
Inventories	88,303	104,241
Deferred charges	46,316	47,343
Other current assets	143,653	91,010
Total current assets	1,078,303	661,751
Property and equipment, net	1,929,498	2,036,645
Wireless licenses	1,940,824	1,968,075
Assets held for sale (Note 10)	30,409	—
Goodwill (Note 2)	31,654	31,094
Intangible assets, net	46,689	64,843
Other assets	62,770	72,415
Total assets	$5,120,147	$4,834,823
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$325,927	$346,869
Current maturities of long-term debt	8,500	8,500
Other current liabilities	290,867	221,077
Total current liabilities	625,294	576,446
Long-term debt	3,218,856	2,832,070
Deferred tax liabilities	325,286	295,703
Other long-term liabilities	163,908	114,534
Total liabilities	4,333,344	3,818,753
Redeemable non-controlling interests	93,510	104,788
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 78,712,496 and 78,437,309 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	8	8
Additional paid-in capital	2,176,730	2,155,712
Accumulated deficit	(1,482,747)	(1,243,740)
Accumulated other comprehensive loss	(698)	(698)
Total stockholders' equity	693,293	911,282
Total liabilities and stockholders' equity	$5,120,147	$4,834,823

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Service revenues	$717,296	$600,583	$2,099,794	$1,846,015
Equipment revenues	45,983	37,478	203,937	143,152
Total revenues	763,279	638,061	2,303,731	1,989,167
Operating expenses:
Cost of service (exclusive of items shown separately below)	255,899	215,389	736,714	620,737
Cost of equipment	190,364	120,273	602,836	399,367
Selling and marketing	79,895	98,942	276,908	307,275
General and administrative	83,899	89,202	271,387	270,402
Depreciation and amortization	144,904	114,055	407,715	333,950
Impairments and other charges (Note 8)	23,693	477,327	24,324	477,327
Total operating expenses	778,654	1,115,188	2,319,884	2,409,058
Loss on sale or disposal of assets	(678)	(923)	(5,673)	(3,864)
Operating loss	(16,053)	(478,050)	(21,826)	(423,755)
Equity in net income (loss) of investees, net	764	(316)	2,953	1,142
Interest income	59	212	182	934
Interest expense	(67,028)	(60,471)	(187,770)	(181,062)
Other income, net	32	135	—	3,207
Loss before income taxes	(82,226)	(538,490)	(206,461)	(599,534)
Income tax (expense) benefit	(11,899)	5,154	(32,546)	(18,537)
Net loss	(94,125)	(533,336)	(239,007)	(618,071)
Accretion of redeemable non-controlling interests and distributions, net of tax	25,295	(2,947)	8,755	(4,484)
Net loss attributable to common stockholders	$(68,830)	$(536,283)	$(230,252)	$(622,555)
Loss per share attributable to common stockholders:
Basic	$(0.90)	$(7.06)	$(3.01)	$(8.21)
Diluted	$(0.90)	$(7.06)	$(3.01)	$(8.21)
Shares used in per share calculations:
Basic	76,537	75,965	76,470	75,869
Diluted	76,537	75,965	76,470	75,869

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net cash provided by operating activities	$268,134	$326,254
Investing activities:
Acquisition of a business	(850)	—
Purchases of property and equipment	(289,304)	(298,927)
Change in prepayments for purchases of property and equipment	(2,281)	57
Purchases of wireless licenses and spectrum clearing costs	(3,535)	(2,969)
Proceeds from sales of wireless licenses and operating assets	1,887	—
Purchases of investments	(521,909)	(481,435)
Sales and maturities of investments	214,726	621,449
Purchase of membership units of equity investment	—	(967)
Dividend received from equity investee	11,606	—
Change in restricted cash	(920)	811
Net cash used in investing activities	(590,580)	(161,981)
Financing activities:
Proceeds from issuance of long-term debt	396,772	—
Repayment of long-term debt	(15,089)	(6,000)
Payment of debt issuance costs	(7,177)	—
Purchase of non-controlling interest	—	(24,161)
Proceeds from issuance of common stock, net	712	660
Proceeds from sale lease-back financing	25,815	—
Other	(4,638)	(1,476)
Net cash provided by (used in) financing activities	396,395	(30,977)
Net increase in cash and cash equivalents	73,949	133,296
Cash and cash equivalents at beginning of period	350,790	174,999
Cash and cash equivalents at end of period	$424,739	$308,295
Supplementary disclosure of cash flow information:
Cash paid for interest	$(123,653)	$(136,477)
Cash paid for income taxes	$(3,494)	$(3,022)
Non-cash investing and financing activities:
Contribution of wireless licenses in exchange for an equity interest	$—	$2,381

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by the Company's joint venture, STX Wireless Operations, LLC (“STX Operations”), which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless, LLC (“STX Wireless”). In addition, Cricket owns an 85% non-controlling membership interest in Savary Island Wireless, LLC (“Savary Island”), which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to Cricket. For more information regarding the ventures described above, see “Note 10. Significant Acquisitions and Other Transactions.”

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

Principles of Consolidation

The condensed consolidated financial statements include the operating results and financial position of Leap and its wholly-owned subsidiaries and consolidated joint ventures. The Company consolidates its non-controlling interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island is a variable interest entity and, among other things, the Company has entered into an agreement with Savary Island's other member which establishes a specified purchase price in the event that it exercises its right to sell its membership interest to the Company. The Company consolidates STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three and nine months ended September 30, 2011, all of the Company's revenues and long-lived assets related to operations in the United States.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. Regulatory fees and telecommunications taxes collected from customers are recorded in service revenues and amounts owed and remitted to government agencies are recorded in cost of service. During the three and nine months ended September 30, 2011, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $6.4 million and $27.3 million, respectively. During the three and nine months ended September 30, 2010, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $28.9 million and $89.7 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations and has classified such amounts as restricted in its condensed consolidated balance sheets. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of September 30, 2011, the Company had approximately $3.6 million and $8.7 million of restricted cash, cash equivalents and short-term investments, included in other current assets and other assets, respectively. As of December 31, 2010, the Company had approximately $3.6 million and $7.8 million of restricted cash, cash equivalents and short-term investments, included in other current assets and other assets, respectively.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of December 31, 2010, goodwill of $31.1 million represented the excess of the purchase price over the fair values of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture . For more information regarding the joint venture, see "Note 10. Significant Acquisitions and Other Transactions."

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

The following table summarizes the changes in the carrying amount of the Company's goodwill during the nine months ended September 30, 2011 (in thousands):

Nine Months Ended September 30,
2011

Beginning balance, January 1	$31,094
Goodwill acquired	560
Ending balance, September 30	$31,654

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that their respective carrying values may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. There were no events or circumstances that occurred during the nine months ended September 30, 2011 that indicated that the carrying value of any long-lived assets may not be recoverable.
In the third quarter of 2010, the Company evaluated certain network design, site acquisition and capitalized interest costs relating to the expansion of its network which had been accumulated in construction-in-progress. In August 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel to permit the Company to offer Cricket wireless services outside its current network footprint using Sprint’s network. The Company believes that this agreement will allow it to strengthen and expand its distribution and provide it greater flexibility with respect to its network expansion plans. As a result, the Company determined to spend an increased portion of its planned capital expenditures on the deployment of next-generation LTE technology and to defer its previously planned network expansion activities. As a result of these developments, the costs previously accumulated in construction-in-progress were determined to be impaired and the Company recorded an impairment charge of $46.5 million during the third quarter of 2010.

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for goodwill and other intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The Company's annual impairment test is conducted each year during the third quarter.

Wireless Licenses

The Company's wireless licenses in its operating markets are combined into a single unit of account for purposes of impairment testing because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company's and Savary Island's non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company's operating markets. As of September 30, 2011, the carrying values of the Company's and Savary Island's operating and non-operating wireless licenses were $1,778.6 million and $162.2 million, respectively. An impairment loss would be recognized on the Company's operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses' aggregate carrying value exceeds their aggregate fair value. An impairment loss would be recognized on the Company's and Savary Island's non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license's carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations.

The valuation method the Company uses to determine the fair value of its wireless licenses is the market approach. Under this method, the Company determines fair value by comparing its wireless licenses to sales prices of other wireless licenses of similar size and type that have been recently sold through government auctions and private transactions. As part of this market-level analysis, the fair value of each wireless license is also evaluated and adjusted for developments or changes in legal, regulatory and technical matters, and for demographic and economic factors, such as population size, unemployment rates, composition, growth rate and density, household and disposable income, and composition and concentration of the market's workforce in industry sectors identified as wireless-centric (e.g., real estate, transportation, professional services, agribusiness, finance and insurance).

Changes in comparable sales prices would generally result in a corresponding change in fair value. For example, a 10% decline in comparable sales prices would generally result in a 10% decline in fair value. However, a decline in comparable sales would likely require further adjustment to fair value to capture more recent macro-economic changes and changes in the demographic and economic characteristics unique to the Company's wireless licenses. Spectrum auctions and comparable sales transactions in recent periods have resulted in modest increases to the aggregate fair value of the Company's and Savary Island's wireless licenses. In addition, favorable developments in technical matters such as spectrum clearing and device availability have positively impacted the fair value of a significant portion of their wireless licenses. Partially offsetting these increases in value were demographic and economic-related adjustments that were required to capture current economic developments. These demographic and economic factors resulted in a decline in fair value for certain of the Company's and Savary Island's wireless licenses.

As of September 30, 2011, the aggregate fair value and carrying value of the Company's individual operating wireless licenses were $2,453.0 million and $1,778.6 million, respectively. No impairment charges were recorded during the three and nine months ended September 30, 2011 with respect to the Company's operating wireless licenses as the aggregate fair value of these licenses exceeded their aggregate carrying value. If the fair value of the Company's operating wireless licenses had declined by 10%, the Company would not have recognized any impairment loss.

As of September 30, 2011, the aggregate fair value and carrying value of the Company's and Savary Island's individual non-operating wireless licenses were $246.8 million and $162.2 million, respectively. The Company recorded an impairment charge of $0.4 million during the three and nine months ended September 30, 2011 to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. If the fair value of the Company's and Savary Island's non-operating wireless licenses had each declined by 10%, the Company would have recognized an impairment loss of approximately $2.2 million.

Goodwill

The Company assesses its goodwill for impairment annually at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the book value of the Company's net assets to the fair value of such net assets. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any.

In connection with the annual test in 2011, the Company based its determination of fair value primarily upon its average market capitalization for the month of August 2011, plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. The Company considered the month of August to be an appropriate period over which to measure average market capitalization in 2011 because trading prices during that period reflected market reaction to the Company's most recently announced financial and operating results, announced early in the month of August.

In conducting the annual impairment test during the third quarter of 2011, the Company applied a control premium of 30% to its average market capitalization. The Company believes that consideration of a control premium is customary in determining fair value, and is contemplated by the applicable accounting guidance. The Company believes that its consideration of a control premium was appropriate because it believes that its market capitalization does not fully capture the fair value of its business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in the Company. The Company determined the amount of the control premium as part of its third quarter 2011 testing based upon its relevant transactional experiences and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving the Company could be higher or lower than the control premium the Company applied.

As of September 30, 2011, the carrying value of the Company’s goodwill was $31.7 million. Based upon its annual impairment test conducted during the third quarter of 2011, the Company determined that no impairment condition existed because the book value of the Company’s net assets as of August 31, 2011 was $676.1 million and the fair value of the Company, based upon its average market capitalization during the month of August and an assumed control premium of 30%, was $848.4 million. Therefore, the Company was not required to perform the second step of the goodwill impairment test.

Based on the Company's annual impairment test conducted during the third quarter of 2010, the book value of the Company’s net assets exceeded the Company’s fair value, determined based upon its average market capitalization during the month of August 2010 and an assumed control premium of 30%. The Company therefore performed the second step of the assessment to measure the amount of any impairment. Under step two of the assessment, the Company performed a hypothetical purchase price allocation as if the Company were being acquired in a business combination and estimated the fair value of the Company’s identifiable assets and liabilities. This step of the assessment indicated that the implied fair value of the Company’s goodwill was zero, as the fair value of the Company’s identifiable assets and liabilities as of August 30, 2010 exceeded the Company’s fair value. As a result, the Company recorded a non-cash impairment charge of $430.1 million in the third quarter of 2010, reducing the carrying amount of its goodwill at that time to zero.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective for the Company beginning in the first quarter of 2012 and is to be applied prospectively. The Company anticipates that the adoption of this standard will not significantly expand its condensed consolidated financial statement footnote disclosures.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Goodwill Impairment Testing,” (“ASU 2011-08”). ASU 2011-08 simplifies the requirements for testing for goodwill impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in the authoritative guidance for goodwill. This new guidance is effective for the Company beginning in the first quarter of 2012 and will be applied prospectively. The Company anticipates that the adoption of this standard will not materially impact the Company or its condensed consolidated financial statement footnote disclosures.

Note 3.	Supplementary Balance Sheet Information (in thousands):

	September 30, 2011	December 31, 2010

Other current assets:
Accounts receivable, net(1)	$83,807	$50,750
Prepaid expenses	39,366	27,493
Other	20,480	12,767
	$143,653	$91,010
Property and equipment, net:
Network equipment	$3,213,775	$3,095,793
Computer hardware and software	510,194	342,972
Construction-in-progress	74,778	146,973
Other	120,129	108,273
	3,918,876	3,694,011
Accumulated depreciation	(1,989,378)	(1,657,366)
	$1,929,498	$2,036,645
Intangible assets, net:
Customer relationships	$57,782	$57,782
Trademarks	37,000	37,000
	94,782	94,782
Accumulated amortization of customer relationships	(29,152)	(12,980)
Accumulated amortization of trademarks	(18,941)	(16,959)
	$46,689	$64,843
Accounts payable and accrued liabilities:
Trade accounts payable	$158,735	$205,824
Accrued payroll and related benefits	72,124	55,290
Other accrued liabilities	95,068	85,755
	$325,927	$346,869
Other current liabilities:
Deferred service revenue(2)	$107,075	$97,679
Deferred equipment revenue(3)	36,601	26,564
Accrued sales, telecommunications, property and other taxes payable	32,889	44,942
Accrued interest	98,006	40,804
Other	16,296	11,088
	$290,867	$221,077
____________

(1)
Accounts receivable, net, consists primarily of amounts billed to third-party dealers for devices and accessories and amounts due from service providers related to interconnect and roaming agreements, net of an allowance for doubtful accounts.

(2)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(3)	Deferred equipment revenue relates to devices sold to third-party dealers which have not yet been purchased and activated by customers.

Note 4.	Fair Value of Financial Instruments and Non-Financial Assets

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of September 30, 2011 or December 31, 2010.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of September 30, 2011 and December 31, 2010 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of September 30, 2011 or December 31, 2010, other than the non-financial assets measured at fair value on a nonrecurring basis discussed below.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of September 30, 2011 and December 31, 2010 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$251,175	$—	$251,175
Commercial paper	—	197,617	—	197,617
U.S. government or government agency securities	—	310,315	—	310,315
Total	$—	$759,107	$—	$759,107

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$168,831	$—	$168,831
Commercial paper	—	17,494	—	17,494
U.S. government or government agency securities	—	108,364	—	108,364
Total	$—	$294,689	$—	$294,689

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

Cash Equivalents and Short-Term Investments

As of September 30, 2011 and December 31, 2010, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Cost	Fair Value

Money market funds	$251,175	$251,175
Commercial paper	197,616	197,617
U.S. government or government agency securities	310,316	310,315
	$759,107	$759,107

	As of December 31, 2010
	Cost	Fair Value

Money market funds	$168,831	$168,831
Commercial paper	17,494	17,494
U.S. government or government agency securities	108,364	108,364
	$294,689	$294,689

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,056.9 million and $2,876.8 million as of September 30, 2011 and December 31, 2010, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

The tables below summarize the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010 and the losses recorded during the three and nine months ended September 30, 2011 and the year ending December 31, 2010 on those assets (in thousands):

	At Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Losses

Assets:
Wireless licenses	$—	$—	$9,115	$377
Total	$—	$—	$9,115	$377

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Losses

Assets:
Goodwill	$—	$—	$—	$430,101
Property and equipment	—	—	—	46,460
Wireless licenses	—	—	7,496	766
Total	$—	$—	$7,496	$477,327

Note 5.	Long-Term Debt

Long-term debt as of September 30, 2011 and December 31, 2010 was comprised of the following (in thousands):

	September 30, 2011	December 31, 2010

Convertible senior notes due 2014	$250,000	$250,000
Unsecured senior notes due 2015	300,000	300,000
Non-negotiable promissory note due 2015	30,411	45,500
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(30,985)	(34,962)
Unsecured senior notes due 2020	1,600,000	1,200,000
Unamortized discount on $1,600 million unsecured senior notes due 2020	(22,070)	(19,968)
	3,227,356	2,840,570
Current maturities of long-term debt	(8,500)	(8,500)
	$3,218,856	$2,832,070

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

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness for borrowed money of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music Holdco, LLC ("Cricket Music") (a wholly-owned subsidiary of Cricket that holds certain hardware, software and intellectual property relating to Cricket's Muve Music business)) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC (“Denali”), an entity in which the Company owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year to year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. On May 4, 2011, Cricket prepaid approximately $15.1 million in principal amount of the note. As of September 30, 2011 and December 31, 2010, $30.4 million and $45.5 million in principal amount of indebtedness was outstanding under the note, respectively.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2011, the effective interest rate on the notes was 7.97%, which includes the effect of the discount accretion.

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

The notes and the guarantees are secured on a pari passu basis with all of Leap's, Cricket's and the guarantors' obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 3.0 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters through December 31, 2011, and stepping down to 2.5 times such consolidated cash flow for any such debt incurred after December 31, 2011.

The notes and the guarantees are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount. The $3.2 million discount to the net proceeds the Company received in connection with the issuance of the additional notes was recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2011, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.87% and 7.81%, respectively, both of which include the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the senior secured notes described above, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

In connection with the private placement of the additional $400 million of notes in May 2011, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed to file and have declared effective a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company filed a registration statement on Form S-4 with the SEC on October 3, 2011 for the exchange of the notes for registered notes, which registration statement was declared effective on October 13, 2011. The exchange offer will expire on November 10, 2011, unless extended. The Company must use reasonable best efforts to consummate the exchange offer within 30 business days after the effective date of the registration statement. In the event that the exchange offer is not consummated within this deadline, the agreement provides that additional interest will accrue on the principal amount of these additional notes at a rate of 0.50% per annum during the 90-day period immediately following such event and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of additional interest that could be paid in the event the Company does not meet this requirement under the registration rights agreement.

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

Total share-based compensation expense related to all of the Company's share-based awards for the three and nine months ended September 30, 2011 and 2010 was allocated in the condensed consolidated statements of operations as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cost of service	$727	$852	$1,930	$2,315
Selling and marketing expense	760	1,577	1,068	4,514
General and administrative expense	(457)	6,553	8,557	20,034
Share-based compensation expense	$1,030	$8,982	$11,555	$26,863
Share-based compensation expense per share:
Basic	$0.01	$0.12	$0.15	$0.35
Diluted	$0.01	$0.12	$0.15	$0.35

On August 10, 2011, the Company launched a stock option exchange program pursuant to which the Company offered to exchange eligible outstanding stock options previously granted under the Company's 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended (the “2004 Stock Plan”) and the Company's 2009 Employment Inducement Equity Incentive Plan, as amended, issued to eligible Cricket employees for a lesser number of replacement options to be granted under the 2004 Stock Plan, with an exercise price equal to the closing price of Leap common stock on the date of the replacement grant (the “Exchange Offer”). The Company completed the Exchange Offer on September 23, 2011. Options for an aggregate of approximately 1.6 million shares of Leap common stock, representing approximately 93% of the total number of eligible options, were exchanged in the Exchange Offer for replacement options for an aggregate of 256,202 shares of Leap common stock, with an exercise price of $7.09 per share. The exchange ratios used to determine how many replacement options were granted were determined on a grant-by-grant basis and were intended to result in the fair value, for accounting purposes, of the replacement options being approximately 50% of the fair value of the surrendered options using the Black-Scholes stock option pricing model. The Exchange Offer did not result in any additional share-based compensation expense. Executive officers and members of the Company's board of directors were not permitted to participate in the Exchange Offer.

Note 7.	Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(94,125)	$(533,336)	$(239,007)	$(618,071)
Other comprehensive loss:
Net unrealized holding losses on investments, net of tax	(9)	(6)	—	(256)
Reclassification of losses included in earnings, net of tax	—	—	—	(1,457)
Comprehensive loss	$(94,134)	$(533,342)	$(239,007)	$(619,784)

Note 8.	Impairments and Other Charges

Impairments and other charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Goodwill impairment (Note 2)	$—	$430,101	$—	$430,101
Wireless license impairment (Note 2)	377	766	377	766
Property and equipment impairment (Note 2)	—	46,460	—	46,460
Post-acquisition charges (Note 10)	23,316	—	23,947	—
Impairments and other charges	$23,693	$477,327	$24,324	$477,327

Note 9.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, deferred stock units, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the three and nine months ended September 30, 2011 and 2010, 7.5 million and 9.5 million common share equivalents were excluded in the computation of diluted loss per share, for the three and nine months ended September 30, 2011 and 2010, respectively.

Note 10.	Significant Acquisitions and Other Transactions

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

The joint venture strengthens the Company's presence and competitive positioning in the South Texas region. Commencing October 1, 2010, STX Operations began providing Cricket service to approximately 700,000 customers, of which approximately 323,000 were contributed by Pocket, with a network footprint covering population and potential customers ("POPs") of approximately 4.4 million.

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

The consideration was allocated to the tangible and intangible assets acquired and liabilities assumed by STX Wireless based on their fair values as of October 1, 2010. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill. While the Company does not anticipate significant changes to the purchase price allocation, certain post-closing purchase price adjustments have not yet been finalized, and therefore are preliminary and subject to change.

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

Goodwill primarily represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the transaction consisted largely of the synergies expected from the joint venture. As part of the valuation, the Company recorded approximately $50.4 million of finite-lived intangible assets, representing the fair value of customer relationships, which are amortized on an accelerated basis over an estimated useful life of four years. Additionally, the Company recorded approximately $33.7 million of wireless licenses acquired in the transaction. Consistent with the Company's policy regarding the useful lives of its wireless licenses, the wireless licenses acquired have an indefinite useful life.

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

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement (the “STX LLC Agreement”). Under the STX LLC Agreement, Pocket has the right to put, and the Company has the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to the Company all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). The Company has the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to the Company by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the nine months ended September 30, 2011 and for the year ended December 31, 2010, the Company recorded a net accretion benefit of $11.3 million and accretion charges of $48.1 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption values of $88.3 million and $99.5 million, respectively. Additionally, and in accordance with the STX LLC Agreement, STX Wireless made pro-rata distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively, with respect to their estimated tax liabilities resulting from STX Wireless' earnings for the nine months ended September 30, 2011. The Company recorded the distribution to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of operations. The distribution made to Cricket was eliminated in consolidation.

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

The Company has been integrating the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the STX Wireless joint venture will operate more efficiently. During the three and nine months ended September 30, 2011, the Company incurred approximately $23.3 million and $23.9 million of integration charges relating primarily to certain leased cell site and retail store locations that the Company will no longer use, which were recorded in impairments and other charges within the Company's condensed consolidated statements of operations. Although continued integration activities are expected, additional integration charges related to such activities are expected to be minimal.

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

Under the amended and restated limited liability company agreement of Savary Island (the “Savary Island LLC Agreement”), Ring Island has the right to put its entire controlling membership interest in Savary Island to Cricket during the 30-day period commencing on the earlier to occur of May 1, 2012 (based on current FCC rules) and the date of a sale of all or substantially all of the assets, or the liquidation, of Savary Island, and during any 30-day period commencing after a breach by Cricket of its obligation to pay spectrum lease fees or fund working capital loans under the Savary Island Credit Agreement (see below) which breach has continued for 120 days after written notice of breach. The purchase price for such sale is an amount equal to Ring Island's equity contributions to Savary Island less any optional distributions made pursuant to the Savary Island LLC Agreement, plus $150,000 if the sale is consummated prior to May 1, 2017 without incurring any unjust enrichment payments. If the put option is exercised, the consummation of the sale will be subject to FCC approval. The Company has recorded this obligation to purchase Ring Island's controlling membership interest in Savary Island as a component of redeemable non-controlling interest in the condensed consolidated balance sheets. Savary Island has guaranteed Cricket's put obligations under the Savary Island LLC Agreement, which guaranty is secured on a first-lien basis by certain assets of Savary Island. Under the Savary Island LLC Agreement, Savary Island is also required to make monthly mandatory distributions to Ring Island. Savary Island is also party to a management services agreement with Cricket, pursuant to which Cricket provides management services to Savary Island in exchange for a management fee.

The Company attributes profits and losses to Ring Island's redeemable non-controlling interests each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital.  However, the Company would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest are presented as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of operations.  As of September 30, 2011 and December 31, 2010, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, dated as of December 27, 2010 (the “Savary Island Credit Agreement”) to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. As of September 30, 2011 and December 31, 2010, borrowings under the Savary Island Credit Agreement totaled $211.6 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are due in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Other Transactions

On May 4, 2011, the Company and Savary Island entered into license exchange agreements with T-Mobile and its affiliates in which Cricket and Savary Island have agreed to assign 10 MHz of unused wireless spectrum in Indianapolis, IN, Minneapolis, MN and Syracuse, NY to T-Mobile and its affiliates. In exchange, Cricket will receive 10 MHz of additional wireless spectrum in seven existing Cricket markets in Texas, Colorado, Oklahoma and New Mexico and will cancel a portion of the indebtedness owed by Savary Island to Cricket. The Company and Savary Island have also entered into spectrum lease arrangements with T-Mobile and its affiliates for the interim lease of the spectrum subject to the exchange for the period until the closing. The FCC granted its consent to this transaction in October 2011. Completion of the license exchange is subject to customary closing conditions. The wireless licenses to be transferred to T-Mobile under the license exchange agreements have been classified in assets held for sale at their carrying value of $30.4 million in the condensed consolidated balance sheet as of September 30, 2011.

On February 11, 2011, the Company entered into an agreement with Global Tower, LLC (“GTP”) to sell certain of the Company's telecommunications tower assets in one or more closings. During the second and third quarters of 2011, the Company sold those telecommunications towers and related assets for approximately $25.8 million in cash. The transaction was structured as a sale lease-back financing, in which the Company entered into a 10-year lease agreement with GTP to continue the Company's commercial use of the towers. Accordingly, the Company recorded a capital lease obligation of $25.8 million, which was equal to the proceeds received from GTP.
On June 30, 2011, one of the Company's equity method investees declared a cash dividend and paid the dividend with funds borrowed under a third-party line of credit. The Company's share of the dividend based on its ownership percentage was $18.2 million and was received in full on July 1, 2011. In the condensed consolidated statement of cash flows for the nine months ended September 30, 2011, the Company presented the portion of the dividend equal to its share of accumulated profits (approximately $6.6 million) as cash from operating activities and the remainder (approximately $11.6 million) as cash from investing activities, as it represented a return of the Company's original investment.

Note 11.	Arrangements with Variable Interest Entities and Joint Ventures

As described in Note 2, the Company consolidates its non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island is a variable interest entity and, among other things, the Company has entered into an agreement with Savary Island's other member which establishes a specified purchase price in the event that Ring Island exercises its right to sell its membership interest to the Company. Also, as described in Note 2, the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The aggregate carrying amount and classification of the assets and liabilities of Savary Island, excluding intercompany accounts and transactions, as of September 30, 2011 and December 31, 2010 are presented in the table below (in thousands):

	September 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$7,858	$5,250
Wireless licenses	127,137	156,055
Assets held for sale (1)	$29,033	$—
Total Assets	$164,028	$161,305
Liabilities
Other current liabilities	$30	$—
Total Liabilities	$30	$—

(1)
Represents the carrying value of wireless licenses to be assigned and transferred to T-Mobile and its affiliates at the closing under the license exchange agreement discussed in Note 10, "Significant Acquisitions and Other Transactions."

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

Nine Months Ended September 30,
2011

Beginning balance, January 1	$104,788
Accretion of redeemable non-controlling interests, before tax	(10,499)
Other	(779)
Ending balance, September 30	$93,510

Note 12.	Unrestricted Subsidiaries
In July 2011, the Company's board of directors designated Cricket Music and Cricket Music's wholly owned subsidiary Cricket Music Operations, LLC (“Music Operations”) as “Unrestricted Subsidiaries” under the indentures governing Cricket's senior notes.

Music Operations holds certain hardware, software and intellectual property relating to Cricket's Muve Music business. The financial position and results of operations of Cricket Music and Music Operations are included in the Company's condensed consolidated financial statements included in this report. Together with STX Wireless and Savary Island, Cricket Music and Music Operations are presented as “Non-Guarantors” within the Company's condensed consolidating financial statements included in Note 15.
As required by the indentures governing Cricket's senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position and results of operations of Cricket Music and Music Operations as of and for the nine months ended September 30, 2011 in the following tables separately (in thousands):

September 30, 2011
Assets
Property and equipment, net	$10,409
Total Assets	$10,409
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$1
Stockholders' Equity	10,408
Total Liabilities and Stockholders' Equity	$10,409

Three and Nine Months Ended
September 30, 2011
Revenues	$—
Operating expenses
Depreciation and amortization	$1,100
Other	1
Total operating expenses	1,101
Operating loss	(1,101)
Net loss	$(1,101)

Note 13.	Income Taxes

The computation of the Company's annual effective tax rate includes a forecast of the Company's estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company's ordinary income (loss). The Company's projected ordinary income tax expense for the full year 2011 consists primarily of the deferred tax effect of the Company's investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because the Company's projected 2011 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes as of and for the three and nine months ended September 30, 2011 and 2010 by applying the actual effective tax rate to the year-to-date income (loss).

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and nine months ended September 30, 2011, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $1.9 million Texas Margins Tax (“TMT”) credit. Accordingly, at September 30, 2011 and December 31, 2010, the Company recorded a valuation allowance offsetting substantially all of its net deferred tax assets.

The Company has substantial federal and state net operating losses ("NOLs") for income tax purposes. Subject to certain requirements, the Company may “carry forward” its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of September 30, 2011, the Company had federal and state NOLs of approximately $2.4 billion which begin to expire in 2022 for federal income tax purposes and of which $0.3 million will expire at the end of 2011 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $914.6 million, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

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

Recent trading in Leap common stock has increased the risk of an ownership change under Section 382 of the Internal Revenue Code. Accordingly, on August 30, 2011, the Company’s board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve the Company’s ability to use its NOL carryforwards. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Company’s board of directors.

The Company's unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period.

Note 14.	Commitments and Contingencies

As more fully described below, the Company is involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, commercial, business practices and other matters. Due in part to the expansion and development of its business operations, the Company has become subject to increased amounts of litigation, including disputes alleging intellectual property infringement.

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

Patent Litigation

DNT

On May 1, 2009, the Company was sued by DNT LLC (“DNT”) in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that the Company uses, encourages the use of, sells, offers for sale and/or imports voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT's patent. DNT alleges that the Company's infringement is willful, and the complaint seeks an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys' fees. On July 23, 2009, the Company filed an answer to the complaint as well as counterclaims. On December 14, 2009, DNT's patent was determined to be invalid in a case it brought against other wireless providers. DNT's lawsuit against the Company has been stayed, pending resolution of that other case, which was recently affirmed on appeal.

Digital Technology Licensing

On October 31, 2011, the Company entered into an agreement with Digital Technology Licensing LLC (“DTL”) to settle a matter brought against the Company and certain other wireless carriers (including Hargray Wireless LLC ("Hargray Wireless"), a company which Cricket acquired in April 2008 and which was merged with and into Cricket in December 2008) on April 21, 2009 in the United States District Court for the Southern District of New York. DTL alleged that the Company and Hargray Wireless sold and/or offered to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constituted direct and/or indirect infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL further alleged that the Company and Hargray Wireless directly and/or indirectly infringed its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleged that the asserted infringement was willful, and the complaint sought a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys' fees, and expenses. The action was dismissed on August 24, 2011, subject to the right of the parties to refile the action in the event that the settlement had not been finalized.

Department of Justice Inquiry

On August 18, 2011, the Company settled a matter with the Civil Division of the United States Department of Justice (the “DOJ”). The DOJ had previously alleged, in a letter to the Company on January 7, 2009, that between approximately 2002 and 2006, the Company failed to comply with certain federal postal regulations that required it to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts and, as a result, that the Company violated the False Claims Act (the “FCA”) and was therefore liable for damages.

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

Other Litigation, Claims and Disputes

In addition to the matters described above, the Company is often involved in certain other matters which generally arise in the ordinary course of business and which seek monetary damages and other relief. Based upon information currently available to the Company, none of these other matters is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

Wholesale Agreement

On August 2, 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel which the Company uses to offer Cricket wireless services in nationwide retailers outside the Company's current network footprint using Sprint's network. The Company and Sprint amended the agreement in July 2011 to, among other things, revise the amount of the annual minimum revenue commitments for the years 2011 and 2013.

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

Device Purchase Agreements

The Company has entered into agreements with various suppliers for the purchase of wireless devices. These agreements require the Company to purchase specified quantities of devices based on minimum commitment levels through July 2012. The total aggregate commitments outstanding under these agreements were approximately $278.6 million and $218.2 million as of September 30, 2011 and December 31, 2010, respectively.

Note 15.	Guarantor Financial Information

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries (STX Wireless, Savary Island, Cricket Music and Music Operations) and total consolidated Leap and subsidiaries as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

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

Condensed Consolidating Balance Sheet as of September 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$90	$344,871	$—	$79,778	$—	$424,739
Short-term investments	—	375,292	—	—	—	375,292
Inventories	—	82,725	—	5,578	—	88,303
Deferred charges	—	46,279	—	37	—	46,316
Other current assets	2,369	140,941	—	1,450	(1,107)	143,653
Total current assets	2,459	990,108	—	86,843	(1,107)	1,078,303
Property and equipment, net	—	1,842,651	—	86,847	—	1,929,498
Investments in and advances to affiliates and consolidated subsidiaries	991,160	2,255,195	54,504	—	(3,300,859)	—
Wireless licenses	—	—	1,748,775	192,049	—	1,940,824
Assets held for sale	—	—	1,376	29,033	—	30,409
Goodwill	—	11,240	—	20,414	—	31,654
Intangible assets, net	—	18,126	—	28,563	—	46,689
Other assets	4,254	56,249	—	2,267	—	62,770
Total assets	$997,873	$5,173,569	$1,804,655	$446,016	$(3,301,966)	$5,120,147
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$268	$316,341	$—	$9,318	$—	$325,927
Current maturities of long-term debt	—	8,500	—	—	—	8,500
Intercompany payables	51,892	302,123	—	39,520	(393,535)	—
Other current liabilities	2,420	276,108	—	13,446	(1,107)	290,867
Total current liabilities	54,580	903,072	—	62,284	(394,642)	625,294
Long-term debt	250,000	2,968,856	—	226,930	(226,930)	3,218,856
Deferred tax liabilities	—	325,286	—	—	—	325,286
Other long-term liabilities	—	139,304	—	24,604	—	163,908
Total liabilities	304,580	4,336,518	—	313,818	(621,572)	4,333,344
Redeemable non-controlling interests	—	93,510	—	—	—	93,510
Stockholders' equity	693,293	743,541	1,804,655	132,198	(2,680,394)	693,293
Total liabilities and stockholders' equity	$997,873	$5,173,569	$1,804,655	$446,016	$(3,301,966)	$5,120,147

Condensed Consolidating Balance Sheet as of December 31, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$85	$269,140	$—	$81,565	$—	$350,790
Short-term investments	—	68,367	—	—	—	68,367
Inventories	—	98,763	—	5,478	—	104,241
Deferred charges	—	47,343	—	—	—	47,343
Other current assets	2,261	86,040	—	3,009	(300)	91,010
Total current assets	2,346	569,653	—	90,052	(300)	661,751
Property and equipment, net	—	1,946,209	—	90,436	—	2,036,645
Investments in and advances to affiliates and consolidated subsidiaries	1,200,613	2,269,613	47,069	49	(3,517,344)	—
Wireless licenses	—	—	1,747,108	220,967	—	1,968,075
Goodwill	—	10,680	—	20,414	—	31,094
Intangible assets, net	—	20,455	—	44,388	—	64,843
Other assets	5,315	66,195	—	905	—	72,415
Total assets	$1,208,274	$4,882,805	$1,794,177	$467,211	$(3,517,644)	$4,834,823
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$79	$333,514	$—	$13,276	$—	$346,869
Current maturities of long-term debt	—	8,500	—	5,101	(5,101)	8,500
Intercompany payables	41,734	300,800	—	55,054	(397,588)	—
Other current liabilities	5,179	199,698	—	16,500	(300)	221,077
Total current liabilities	46,992	842,512	—	89,931	(402,989)	576,446
Long-term debt	250,000	2,582,070	—	211,875	(211,875)	2,832,070
Deferred tax liabilities	—	295,703	—	—	—	295,703
Other long-term liabilities	—	110,800	—	3,734	—	114,534
Total liabilities	296,992	3,831,085	—	305,540	(614,864)	3,818,753
Redeemable non-controlling interests	—	104,788	—	—	—	104,788
Stockholders' equity	911,282	946,932	1,794,177	161,671	(2,902,780)	911,282
Total liabilities and stockholders' equity	$1,208,274	$4,882,805	$1,794,177	$467,211	$(3,517,644)	$4,834,823

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$634,494	$—	$82,786	$16	$717,296
Equipment revenues	—	41,195	—	4,788	—	45,983
Other revenues	—	3,728	27,672	1,041	(32,441)	—
Total revenues	—	679,417	27,672	88,615	(32,425)	763,279
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	260,490	—	23,919	(28,510)	255,899
Cost of equipment	—	166,357	—	24,007	—	190,364
Selling and marketing	—	68,878	—	11,017	—	79,895
General and administrative	4,274	70,223	188	13,129	(3,915)	83,899
Depreciation and amortization	—	127,429	—	17,475	—	144,904
Impairments and other charges	—	1,069	377	22,247	—	23,693
Total operating expenses	4,274	694,446	565	111,794	(32,425)	778,654
Loss on sale or disposal of assets	—	(649)	—	(29)	—	(678)
Operating income (loss)	(4,274)	(15,678)	27,107	(23,208)	—	(16,053)
Equity in net loss of consolidated subsidiaries	(67,448)	(1,241)	—	—	68,689	—
Equity in net income of investees, net	—	764	—	—	—	764
Interest income	6,062	5,132	—	1	(11,136)	59
Interest expense	(3,170)	(69,853)	—	(5,141)	11,136	(67,028)
Other income, net	—	32	—	—	—	32
Income (loss) before income taxes	(68,830)	(80,844)	27,107	(28,348)	68,689	(82,226)
Income tax expense	—	(11,899)	—	—	—	(11,899)
Net income (loss)	(68,830)	(92,743)	27,107	(28,348)	68,689	(94,125)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	25,295	—	—	—	25,295
Net income (loss) attributable to common stockholders	$(68,830)	$(67,448)	$27,107	$(28,348)	$68,689	$(68,830)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,849,551	$—	$250,195	$48	$2,099,794
Equipment revenues	—	177,612	—	26,325	—	203,937
Other revenues	—	12,125	78,571	3,051	(93,747)	—
Total revenues	—	2,039,288	78,571	279,571	(93,699)	2,303,731
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	746,356	—	71,696	(81,338)	736,714
Cost of equipment	—	524,959	—	77,877	—	602,836
Selling and marketing	—	235,624	—	41,284	—	276,908
General and administrative	10,283	231,005	563	41,897	(12,361)	271,387
Depreciation and amortization	—	366,049	—	41,666	—	407,715
Impairments and other charges	—	1,301	377	22,646	—	24,324
Total operating expenses	10,283	2,105,294	940	297,066	(93,699)	2,319,884
Loss on sale or disposal of assets	—	(5,591)	—	(82)	—	(5,673)
Operating income (loss)	(10,283)	(71,597)	77,631	(17,577)	—	(21,826)
Equity in net income (loss) of consolidated subsidiaries	(228,660)	44,917	—	—	183,743	—
Equity in net income of investees, net	—	2,953	—	—	—	2,953
Interest income	18,188	15,249	—	3	(33,258)	182
Interest expense	(9,497)	(196,391)	—	(15,140)	33,258	(187,770)
Income (loss) before income taxes	(230,252)	(204,869)	77,631	(32,714)	183,743	(206,461)
Income tax expense	—	(32,546)	—	—	—	(32,546)
Net income (loss)	(230,252)	(237,415)	77,631	(32,714)	183,743	(239,007)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	8,755	—	—	—	8,755
Net income (loss) attributable to common stockholders	$(230,252)	$(228,660)	$77,631	$(32,714)	$183,743	$(230,252)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$600,567	$—	$—	$16	$600,583
Equipment revenues	—	37,478	—	—	—	37,478
Other revenues	—	165	22,665	—	(22,830)	—
Total revenues	—	638,210	22,665	—	(22,814)	638,061
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	238,792	—	—	(23,403)	215,389
Cost of equipment	—	120,273	—	—	—	120,273
Selling and marketing	—	98,942	—	—	—	98,942
General and administrative	3,737	84,703	173	—	589	89,202
Depreciation and amortization	—	114,055	—	—	—	114,055
Impairments and other charges	—	476,561	766	—	—	477,327
Total operating expenses	3,737	1,133,326	939	—	(22,814)	1,115,188
Loss on sale or disposal of assets	—	(755)	(168)	—	—	(923)
Operating income (loss)	(3,737)	(495,871)	21,558	—	—	(478,050)
Equity in net income (loss) of consolidated subsidiaries	(535,457)	21,558	—	—	513,899	—
Equity in net income of investees, net	—	(316)	—	—	—	(316)
Interest income	6,063	211	—	—	(6,062)	212
Interest expense	(3,152)	(63,381)	—	—	6,062	(60,471)
Other income, net	—	135	—	—	—	135
Income (loss) before income taxes	(536,283)	(537,664)	21,558	—	513,899	(538,490)
Income tax benefit	—	5,154	—	—	—	5,154
Net income (loss)	(536,283)	(532,510)	21,558	—	513,899	(533,336)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(2,947)	—	—	—	(2,947)
Net income (loss) attributable to common stockholders	$(536,283)	$(535,457)	$21,558	$—	$513,899	$(536,283)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,845,967	$—	$—	$48	$1,846,015
Equipment revenues	—	143,152	—	—	—	143,152
Other revenues	—	495	70,805	—	(71,300)	—
Total revenues	—	1,989,614	70,805	—	(71,252)	1,989,167
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	693,758	—	—	(73,021)	620,737
Cost of equipment	—	399,367	—	—	—	399,367
Selling and marketing	—	307,275	—	—	—	307,275
General and administrative	10,137	257,978	518	—	1,769	270,402
Depreciation and amortization	—	333,950	—	—	—	333,950
Impairments and other charges	—	476,561	766	—	—	477,327
Total operating expenses	10,137	2,468,889	1,284	—	(71,252)	2,409,058
Loss on sale or disposal of assets	—	(3,696)	(168)	—	—	(3,864)
Operating income (loss)	(10,137)	(482,971)	69,353	—	—	(423,755)
Equity in net income (loss) of consolidated subsidiaries	(621,163)	69,353	—	—	551,810	—
Equity in net income of investees, net	—	1,142	—	—	—	1,142
Interest income	18,188	933	—	—	(18,187)	934
Interest expense	(9,443)	(189,806)	—	—	18,187	(181,062)
Other income, net	—	3,207	—	—	—	3,207
Income (loss) before income taxes	(622,555)	(598,142)	69,353	—	551,810	(599,534)
Income tax expense	—	(18,537)	—	—	—	(18,537)
Net income (loss)	(622,555)	(616,679)	69,353	—	551,810	(618,071)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(4,484)	—	—	—	(4,484)
Net income (loss) attributable to common stockholders	$(622,555)	$(621,163)	$69,353	$—	$551,810	$(622,555)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$5	$248,616	$—	$25,259	$(5,746)	$268,134
Investing activities:
Acquisition of a business	—	(850)	—	—	—	(850)
Purchases of property and equipment	—	(276,066)	—	(13,238)	—	(289,304)
Change in prepayments for purchases of property and equipment	—	(2,281)	—	—	—	(2,281)
Purchases of wireless licenses and spectrum clearing costs	—	(3,420)	—	(115)	—	(3,535)
Proceeds from sales of wireless licenses and operating assets	—	1,611	—	276	—	1,887
Purchases of investments	—	(521,909)	—	—	—	(521,909)
Sales and maturities of investments	—	214,726	—	—	—	214,726
Investments in and advances to affiliates and consolidated subsidiaries	(712)	—	—	—	712	—
Dividend received from equity investee	—	11,606	—	—	—	11,606
Change in restricted cash	—	(220)	—	(700)	—	(920)
Net cash used in investing activities	(712)	(576,803)	—	(13,777)	712	(590,580)
Financing activities:
Proceeds from issuance of long-term debt	—	396,772	—	—	—	396,772
Repayment of long-term debt	—	(10,089)	—	(5,000)	—	(15,089)
Payment of debt issuance costs	—	(7,177)	—	—	—	(7,177)
Capital contributions, net	—	712	—	—	(712)	—
Proceeds from issuance of common stock, net	712	—	—	—	—	712
Proceeds from sale lease-back financing	—	25,815	—	—	—	25,815
Other	—	(2,115)	—	(8,269)	5,746	(4,638)
Net cash provided by (used in) financing activities	712	403,918	—	(13,269)	5,034	396,395
Net increase (decrease) in cash and cash equivalents	5	75,731	—	(1,787)	—	73,949
Cash and cash equivalents at beginning of period	85	269,140	—	81,565	—	350,790
Cash and cash equivalents at end of period	$90	$344,871	$—	$79,778	$—	$424,739

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided (used in) by operating activities	$(10)	$326,264	$—	$—	$—	$326,254
Investing activities:
Purchases of property and equipment	—	(298,927)	—	—	—	(298,927)
Change in prepayments for purchases of property and equipment	—	57	—	—	—	57
Purchases of wireless licenses and spectrum clearing costs	—	(2,969)	—	—	—	(2,969)
Purchases of investments	—	(481,435)	—	—	—	(481,435)
Sales and maturities of investments	—	621,449	—	—	—	621,449
Investments in and advances to affiliates and consolidated subsidiaries	(660)	—	—	—	660	—
Purchase of membership units of equity investment	—	(967)	—	—	—	(967)
Change in restricted cash	—	811	—	—	—	811
Net cash used in investing activities	(660)	(161,981)	—	—	660	(161,981)
Financing activities:
Repayment of long-term debt	—	(6,000)	—	—	—	(6,000)
Purchase of non-controlling interest	—	(24,161)	—	—	—	(24,161)
Capital contributions, net	—	660	—	—	(660)	—
Proceeds from the issuance of common stock, net	660	—	—	—	—	660
Other	—	(1,476)	—	—	—	(1,476)
Net cash provided by (used in) financing activities	660	(30,977)	—	—	(660)	(30,977)
Net increase (decrease) in cash and cash equivalents	(10)	133,306	—	—	—	133,296
Cash and cash equivalents at beginning of period	66	174,933	—	—	—	174,999
Cash and cash equivalents at end of period	$56	$308,239	$—	$—	$—	$308,295

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report, the audited consolidated financial statements and notes thereto filed as an exhibit to our Current Report on Form 8-K dated May 17, 2011 and filed with the Securities and Exchange Commission, or SEC, on May 17, 2011, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011.

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

•	the impact of competitors' initiatives;

•	our ability to successfully implement product and service plan offerings, expand our retail distribution and execute effectively on our other strategic activities;

•	our ability to obtain and maintain roaming and wholesale services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to attract, integrate, motivate and retain an experienced workforce, including members of senior management;

•	future customer usage of our wireless services, which could exceed our expectations, and our ability to manage or increase network capacity to meet increasing customer demand;

•	our ability to acquire additional spectrum in the future at a reasonable cost or on a timely basis;

•	our ability to comply with the covenants in any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

•	our ability to effectively integrate, manage and operate our joint venture in South Texas;

•
failure of our network or information technology systems to perform according to expectations and risks associated with the upgrade or transition of certain of those systems, including our customer billing system; and

•	other factors detailed in “Part II - Item 1A. Risk Factors” below.

All forward-looking statements in this report should be considered in the context of these risk factors. All forward-looking statements in this report speak only as of the filing date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

Overview

Company Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the “Cricket®” brand. Our Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by our joint venture, STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless, LLC , or STX Wireless. In addition, Cricket owns an 85% non-controlling membership interest in Savary Island Wireless, LLC, or Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us. For more information regarding the ventures described above, see “—Capital Expenditures, Significant Acquisitions and Other Transactions” below.

As of September 30, 2011, Cricket service was offered in 47 states and the District of Columbia and had approximately 5.8 million  customers. As of September 30, 2011, we and Savary Island owned wireless licenses covering an aggregate of approximately 184.6 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 95.3 million  POPs as of September 30, 2011. The licenses we and Savary Island own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate, assuming that Savary Island were to make available to us certain of its spectrum.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over an extended service area covering approximately 289 million POPs. We have also entered into a wholesale agreement which permits us to offer Cricket services outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide. During the third quarter of 2011, we expanded our nationwide sales presence by offering Cricket products and services in hundreds of additional mass-market retail locations, and we expect to continue expanding our distribution into thousands of additional locations by the end of 2011.

The foundation of our business is to provide unlimited, nationwide wireless service and to design and market our products and services to appeal to customers seeking increased value. Our primary Cricket service is Cricket Wireless, which generally offers customers unlimited nationwide voice and data services for a flat monthly rate. Our most popular Cricket Wireless rate plans bundle certain features with unlimited local and U.S. long distance and unlimited text messaging, along with mobile web, 411 services, navigation and data backup. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for a flat monthly rate. We also offer Cricket PAYGo™, a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services. In early 2011, we launched Muve Music™, an unlimited music download service designed specifically for mobile handsets, in select Cricket markets, and following this successful launch we have expanded the service to cover all of our markets. None of our services require customers to enter into long-term commitments or pass a credit check.

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

We are continuing to pursue opportunities to strengthen and expand our business. Our current business investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service.  In addition, we currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We plan to launch a commercial trial market in late 2011 and to cover approximately 25 million POPs with LTE in 2012. We also plan to continue to strengthen and expand our distribution, including through the wholesale agreement we have entered into, which we use to offer Cricket services in nationwide retailers outside of our current network footprint. Other future business investment initiatives, which could be significant, could include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets, entering into partnerships with others or the acquisition of other wireless communications companies or complementary businesses. We expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Savary Island hold include large regional areas covering both rural and metropolitan communities, we and Savary Island may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise currently used for Cricket service. We intend to be disciplined as we pursue any investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications.

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

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity by selling non-core assets or through future capital markets transactions. See “—Liquidity and Capital Resources” below.

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

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,
					Change from Prior Year
	2011	% of 2011 Service Revenues	2010	% of 2010 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$717,296		$600,583		$116,713	19.4%
Equipment revenues	45,983		37,478		8,505	22.7%
Total revenues	763,279		638,061		125,218	19.6%
Operating expenses:
Cost of service	255,899	35.7%	215,389	35.9%	40,510	18.8%
Cost of equipment	190,364	26.5%	120,273	20.0%	70,091	58.3%
Selling and marketing	79,895	11.1%	98,942	16.5%	(19,047)	(19.3)%
General and administrative	83,899	11.7%	89,202	14.9%	(5,303)	(5.9)%
Depreciation and amortization	144,904	20.2%	114,055	19.0%	30,849	27.0%
Impairments and other charges	23,693	3.3%	477,327	79.5%	(453,634)	(95.0)%
Total operating expenses	778,654	108.6%	1,115,188	185.7%	(336,534)	(30.2)%
Loss on sale or disposal of assets	(678)	(0.1)%	(923)	(0.2)%	245	(26.5)%
Operating loss	$(16,053)	(2.2)%	$(478,050)	(79.6)%	$461,997	(96.6)%

	Nine Months Ended September 30,
					Change from Prior Year
	2011	% of 2011 Service Revenues	2010	% of 2010 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$2,099,794		$1,846,015		$253,779	13.7%
Equipment revenues	203,937		143,152		60,785	42.5%
Total revenues	2,303,731		1,989,167		314,564	15.8%
Operating expenses:
Cost of service	736,714	35.1%	620,737	33.6%	115,977	18.7%
Cost of equipment	602,836	28.7%	399,367	21.6%	203,469	50.9%
Selling and marketing	276,908	13.2%	307,275	16.6%	(30,367)	(9.9)%
General and administrative	271,387	12.9%	270,402	14.6%	985	0.4%
Depreciation and amortization	407,715	19.4%	333,950	18.1%	73,765	22.1%
Impairments and other charges	24,324	1.2%	477,327	25.9%	(453,003)	(94.9)%
Total operating expenses	2,319,884	110.5%	2,409,058	130.5%	(89,174)	(3.7)%
Loss on sale or disposal of assets	(5,673)	(0.3)%	(3,864)	(0.2)%	(1,809)	46.8%
Operating loss	$(21,826)	(1.0)%	$(423,755)	(23.0)%	$401,929	(94.8)%

The following tables summarize customer activity for the three and nine months ended September 30, 2011 and 2010:

			Change
For the Three Months Ended September 30 (1)	2011	2010	Amount	Percent

Gross customer additions	665,939	644,387	21,552	3.3%
Net customer additions (deactivations)	9,511	(199,949)	209,460	104.8%
Weighted-average number of customers	5,743,943	5,131,982	611,961	11.9%

			Change
For the Nine Months Ended September 30 (1)	2011	2010	Amount	Percent

Gross customer additions	2,140,966	2,460,700	(319,734)	(13.0)%
Net customer additions	236,945	134,103	102,842	76.7%
Weighted-average number of customers	5,720,270	5,185,976	534,294	10.3%
As of September 30, 2011
Total customers	5,755,124	5,088,208	666,916	13.1%
____________

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Gross Customer Additions

Gross customer additions for the three months ended September 30, 2011 were 665,939 compared to 644,387 for the corresponding period of the prior year. The 3.3% increase in the number of gross customer additions was driven by the increase in the number of new voice customers as a result of customer acceptance of the all-inclusive service plans and smartphones that we introduced in August 2010 as well as the impact of our new Muve Music service.

Gross customer additions for the nine months ended September 30, 2011 were 2,140,966 compared to 2,460,700 for the corresponding period of the prior year. The 13.0% decrease in the number of gross customer additions was driven by changes we made to our product and service offerings in August 2010, which eliminated the first free month of service we previously provided new customers and generally equalized the prices that new and existing customers paid for handsets. As described previously, prior to August 2010, many existing customers activated a new line of service to receive a discount on a new handset and free month of service and then terminated their prior service, which had the effect of increasing our gross customer additions in prior year periods. The year-over-year decrease was also driven by expected decreases in the number of new Cricket Broadband customers due to increased device pricing, reduced marketing emphasis and increased network management initiatives. The year-over-year decrease was partially offset by an increase in the number of new voice customers as a result of customer acceptance of the all-inclusive service plans and smartphones that we introduced in August 2010 as well as the impact of our new Muve Music service.

Net Customer Additions (Deactivations)

Net customer additions for the three months ended September 30, 2011 were 9,511 compared to 199,949 net customer deactivations for the corresponding period of the prior year. The 104.8% increase in the number of net customer additions reflected an increase in the number of net customer additions for our voice services primarily as a result of customer acceptance of the all-inclusive service plans and smartphones that we introduced in August 2010 as well as the impact of our new Muve Music service, partially offset by an increase in the number of net customer deactivations for our Cricket Broadband service due to increased device pricing, reduced marketing emphasis and increased network management initiatives.

Net customer additions for the nine months ended September 30, 2011 were 236,945 compared to 134,103 for the corresponding period of the prior year. The 76.7% increase in the number of net customer additions reflected an increase in the number of net customer additions for our voice services primarily as a result of customer acceptance of the all-inclusive service plans and smartphones that we introduced in August 2010 as well as the impact of our new Muve Music service, partially offset by an increase in the number of net customer deactivations for our Cricket Broadband service due to increased device pricing, reduced marketing emphasis and increased network management initiatives.

Service Revenues

Service revenues increased $116.7 million, or 19.4%, for the three months ended September 30, 2011 compared to the corresponding period of the prior year. This increase resulted from a 11.9% increase in average total customers due both to existing market customer growth and the contribution of approximately 323,000 customers by various entities doing business as Pocket Communications, or Pocket, to STX Wireless in October 2010, as well as an 11.1% increase in ARPU. The increase in ARPU was primarily attributable to the increased uptake of our higher-priced service plans for our smartphones that we introduced in August 2010 as well as the impact of our new Muve Music service, partially offset by a decrease in average total customers for our Cricket Broadband service and the elimination of certain late payment and reactivation fees in August 2010.

Service revenues increased $253.8 million, or 13.7%, for the nine months ended September 30, 2011 compared to the corresponding period of the prior year. This increase resulted from a 10.3% increase in average total customers due both to existing market customer growth and the contribution of approximately 323,000 customers by Pocket to STX Wireless in October 2010, as well as a 7.0% increase in ARPU. The increase in ARPU was primarily attributable to the increased uptake of our higher-priced service plans for our smartphones that we introduced in August 2010 as well as the impact of our new Muve Music service, partially offset by a decrease in average total customers for our Cricket Broadband service and the elimination of certain late payment and reactivation fees in August 2010.

Equipment Revenues

Equipment revenues increased $8.5 million, or 22.7%, for the three months ended September 30, 2011 compared to the corresponding period of the prior year. This increase was primarily due to a 24.2% increase in the number of devices sold to new and upgrading customers. This increase was partially offset by a 1.2% decrease in the average revenue per device sold. The decrease in the average revenue per device sold was primarily due to lower pricing on certain of our smartphones in connection with promotional activity during the third quarter of 2011.

Equipment revenues increased $60.8 million, or 42.5%, for the nine months ended September 30, 2011 compared to the corresponding period of the prior year. This increase was primarily due to a 26.8% increase in the average revenue per device sold and a 12.3% increase in the number of devices sold to new and upgrading customers. The increase in the average revenue per device sold was primarily due to customers purchasing smartphones which were introduced in August 2010 as well as our new Muve Music service, partially offset by lower pricing on certain of our smartphones in connection with promotional activity during the third quarter of 2011.

Cost of Service

Cost of service increased $40.5 million, or 18.8%, for the three months ended September 30, 2011 compared to the corresponding period of the prior year. Principal factors contributing to the increase in cost of service included increases in telecommunications taxes due to an 11.9% increase in average customers and increases in federal and state tax rates, our expansion into markets with higher tax rates and increased roaming costs in connection with the introduction of our unlimited nationwide service plans.

Cost of service increased $116.0 million, or 18.7%, for the nine months ended September 30, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service was 35.1% compared to 33.6% in the prior year period. Principal factors contributing to the increase in cost of service included increases in telecommunications taxes due to a 10.3% increase in average customers and increases in federal and state tax rates, our expansion into markets with higher tax rates and increased roaming costs in connection with the introduction of our unlimited nationwide service plans.

Cost of Equipment

Cost of equipment increased $70.1 million, or 58.3%, for the three months ended September 30, 2011 compared to the corresponding period of the prior year. A 27.5% increase in the average cost per device sold was accompanied by a 24.2% increase in the number of devices sold. The increase in the average cost per device sold to new and upgrading customers during the period was largely attributable to our introduction of smartphones in August 2010 as well as our new Muve Music service in early 2011.

Cost of equipment increased $203.5 million, or 50.9%, for the nine months ended September 30, 2011 compared to the corresponding period of the prior year. A 34.4% increase in the average cost per device sold was accompanied by a 12.3% increase in the number of devices sold. The increase in the average cost per device sold to new and upgrading customers during the period was largely attributable to our introduction of smartphones in August 2010 as well as our new Muve Music service in early 2011.

Selling and Marketing Expenses

Selling and marketing expenses decreased $19.0 million, or 19.3%, for the three months ended September 30, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 11.1% from 16.5% in the prior year period. This percentage decrease was largely attributable to a decrease in media advertising expense and higher spending in the prior year associated with the launch of our new rate plans and smartphones in August 2010, as well as an increase in service revenues and consequent benefits of scale.

Selling and marketing expenses decreased $30.4 million, or 9.9%, for the nine months ended September 30, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 13.2% from 16.6% in the prior year period. This percentage decrease was largely attributable to a decrease in media advertising expense and higher spending in the prior year associated with the launch of our new rate plans and smartphones in August 2010, as well as an increase in service revenues and consequent benefits of scale.

General and Administrative Expenses

General and administrative expenses decreased $5.3 million, or 5.9%, for the three months ended September 30, 2011 compared to the corresponding period of the prior year . As a percentage of service revenues, such expenses decreased to 11.7% from 14.9% in the prior year period primarily due to continued benefits from our cost-management initiatives and the increase in service revenues and consequent benefits of scale.

General and administrative expenses increased $1.0 million, or 0.4%, for the nine months ended September 30, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 12.9% from 14.6% in the prior year period primarily due to continued benefits from our cost-management initiatives and the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $30.8 million, or 27.0%, for the three months ended September 30, 2011 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to network and corporate platform upgrades as well as depreciation and amortization expense related to Pocket assets that were acquired by STX Wireless in the fourth quarter of 2010.

Depreciation and amortization expense increased $73.8 million, or 22.1%, for the nine months ended September 30, 2011 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to network and corporate platform upgrades as well as depreciation and amortization expense related to Pocket assets that were acquired by STX Wireless in the fourth quarter of 2010.

Impairments and Other Charges

During the three and nine months ended September 30, 2011, we incurred approximately $23.3 million and $23.9 million, respectively, of integration charges relating primarily to certain leased cell site and retail store locations in the South Texas region that we will no longer use. Although continued integration activities are expected, additional integration charges related to such activities are expected to be minimal.

As a result of our annual impairment testing of our wireless licenses conducted during the third quarters of 2011 and 2010, we recorded impairment charges of $0.4 million and $0.8 million, respectively, to reduce the carrying value of certain non-operating wireless licenses to their fair value. No such impairment charges were recorded with respect to our operating wireless licenses for either period, as the aggregate fair values of these licenses exceeded their aggregate carrying value.

As a result of our annual impairment testing of our goodwill conducted during the third quarter of 2011, no goodwill impairment charges were identified or recorded. As a result of our annual impairment testing of our goodwill conducted during the third quarter of 2010, we recorded a goodwill impairment charge of $430.1 million during the three months ended September 30, 2010, which is more fully described in Note 2 to our condensed consolidated financial statements, included in "Part I - Item 1. Financial Statements" in this report.

As a result of our determination to spend an increased portion of our planned capital expenditures on the deployment of next-generation LTE technology and to defer our previously planned network expansion activities, we also recorded an impairment charge of $46.5 million during the three months ended September 30, 2010. These costs were previously included in construction-in-progress, for certain network design, site acquisition and interest costs capitalized during the construction period. No such impairment charges were recorded during the period ended September 30, 2011.

Loss on Sale or Disposal of Assets

Loss on sale or disposal of assets reflects losses recognized upon the disposal of certain of our property and equipment of $0.7 million and $0.9 million, during the three months ended September 30, 2011 and 2010, respectively.

Loss on sale or disposal of assets reflects losses recognized upon the disposal of certain of our property and equipment of $5.7 million and $3.9 million, during the nine months ended September 30, 2011 and 2010, respectively.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010	Change

Equity in net income (loss) of investees, net	$764	$(316)	$1,080
Interest income	59	212	(153)
Interest expense	(67,028)	(60,471)	(6,557)
Other income, net	32	135	(103)
Income tax (expense) benefit	(11,899)	5,154	(17,053)

	Nine Months Ended September 30,
	2011	2010	Change

Equity in net income of investees, net	$2,953	$1,142	$1,811
Interest income	182	934	(752)
Interest expense	(187,770)	(181,062)	(6,708)
Other income, net	—	3,207	(3,207)
Income tax expense	(32,546)	(18,537)	(14,009)

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Equity in Net Income (Loss) of Investees, Net

Equity in net income (loss) of investees, net reflects our share of net income (loss) of regional wireless service providers in which we hold investments.

Interest Income

Interest income decreased $0.2 million and $0.8 million during the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods of the prior year. These decreases were primarily attributable to a decline in interest rates from the corresponding periods of the prior year.

Interest Expense

Interest expense increased $6.6 million and $6.7 million during the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods of the prior year. The increases in interest expense resulted primarily from our issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011. This increase was partially offset by our issuance of $1,200 million of 7.75% senior notes due 2020 in November 2010. Substantially all of the proceeds from this latter issuance were used to repurchase and redeem our $1,100 million of 9.375% senior notes due 2014.

Income Tax (Expense) Benefit

During the three and nine months ended September 30, 2011, we recorded income tax expense of $11.9 million and $32.5 million, respectively, compared to an income tax benefit of $5.2 million and an income tax expense of $18.5 million for the three and nine months ended September 30, 2010, respectively. The increases in the income tax expense during the three and nine months ended September 30, 2011 compared to the prior-year periods resulted primarily from a $15.5 million nonrecurring income tax benefit associated with the deferred tax effect related to the goodwill impairment charge recorded during the period ended September 30, 2010.

Unrestricted Subsidiaries

In July 2011, Leap's board of directors designated Cricket Music Holdco, LLC (a wholly-owned subsidiary of Cricket, or Cricket Music) and Cricket Music's wholly-owned subsidiary Cricket Music Operations, LLC, or Music Operations, as “Unrestricted Subsidiaries” under the indentures governing our senior notes.  Cricket Music and Music Operations hold certain hardware, software and intellectual property relating to our Muve Music business. During the three and nine months ended September 30, 2011, Cricket Music and Music Operations had no operations or revenues. Therefore, the most significant components of the financial position and results of operations of our unrestricted subsidiaries were property and equipment and depreciation expense. As of September 30, 2011, property and equipment of our unrestricted subsidiaries was approximately $10.4 million, and for the three and nine months ended September 30, 2011, depreciation expense of our unrestricted subsidiaries was approximately $1.1 million, resulting in a net loss of approximately $1.1 million.

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

CPGA is selling and marketing costs (excluding applicable share-based compensation expense included in selling and marketing expense), and equipment subsidy (generally defined as cost of equipment less equipment revenue), less the net loss on equipment transactions and third-party commissions unrelated to customer acquisition, divided by the total number of gross new customer additions during the period being measured. The net loss on equipment transactions unrelated to customer acquisition includes the revenues and costs associated with the sale of wireless devices to existing customers as well as costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers). Commissions unrelated to customer acquisition are commissions paid to third parties for certain activities related to the continuing service of customers. We deduct customers who do not pay the first bill they receive following initial activation from our gross customer additions in the month in which they are disconnected, which tends to increase CPGA because we incur the costs associated with a new customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless communications providers. Other companies may calculate this measure differently.

CCU is cost of service and general and administrative costs (excluding applicable share-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition (which includes the gain or loss on the sale of devices to existing customers, costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers) and commissions paid to third parties for certain activities related to the continuing service of customers), less pass-through regulatory fees and telecommunications taxes, divided by the weighted-average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Prior to the fourth quarter of 2010, we accounted for regulatory fees and telecommunications taxes paid with respect to our service plans, including Universal Service Fund and E-911 fees, on a net basis in the consolidated statement of operations, such that these fees and taxes were recorded as service revenues, net of amounts remitted to government agencies. We no longer bill and collect these fees and taxes from customers on the “all-inclusive” service plans we launched in August 2010. As a result, during the fourth quarter of 2010, we elected to change the method of accounting for regulatory fees and telecommunications taxes from a net to a gross basis of presentation. As a result of this change, we no longer deduct from service revenues regulatory fees and telecommunications taxes owed and remitted to government agencies and instead include such amounts in cost of service. For purposes of calculating CCU, we have deducted from cost of service pass-through regulatory fees and telecommunications taxes that we bill and collect from our customers with respect to our previously-offered non-“all-inclusive” service plans, which we remit on their behalf. This change has been applied retrospectively to our CCU results presented below. We have made a corresponding adjustment in our calculation of ARPU, described above. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.

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

In a capital-intensive industry such as wireless telecommunications, management believes that adjusted OIBDA and the associated percentage margin calculations are meaningful measures of our operating performance. We use adjusted OIBDA as a supplemental performance measure because management believes it facilitates comparisons of our operating performance from period to period and comparisons of our operating performance to that of other companies by backing out potential differences caused by the age and book depreciation of fixed assets (affecting relative depreciation expenses) as well as the items described above for which additional adjustments were made. While depreciation and amortization are considered operating costs under GAAP, these expenses primarily represent the non-cash current period allocation of costs associated with long-lived assets acquired or constructed in prior periods. Because adjusted OIBDA facilitates internal comparisons of our historical operating performance, management also uses this metric for business planning purposes and to measure our performance relative to that of our competitors. In addition, we believe that adjusted OIBDA and similar measures are widely used by investors, financial analysts and credit rating agencies as measures of our financial performance over time and to compare our financial performance with that of other companies in our industry.

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

The following table shows metric information for the three months ended September 30, 2011 and 2010 (in thousands, except for ARPU, CPGA, CCU and Churn):

	Three Months Ended September 30,
	2011	2010

ARPU	$41.25	$37.13
CPGA	$238	$219
CCU	$23.09	$19.95
Churn	3.8%	5.5%
Adjusted OIBDA	$154,252	$123,237

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

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (unaudited; in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended September 30,
	2011	2010

Service revenues	$717,296	$600,583
Less pass-through regulatory fees and telecommunications taxes	(6,414)	(28,941)
Total service revenues used in the calculation of ARPU	710,882	571,642
Weighted-average number of customers	5,743,943	5,131,982
ARPU	$41.25	$37.13

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (unaudited; in thousands, except gross customer additions and CPGA):

	Three Months Ended September 30,
	2011	2010

Selling and marketing expense	$79,895	$98,942
Less share-based compensation expense included in selling and marketing expense	(760)	(1,577)
Plus cost of equipment	190,364	120,273
Less equipment revenue	(45,983)	(37,478)
Less net loss on equipment transactions and third-party commissions unrelated to customer acquisition	(64,738)	(38,833)
Total costs used in the calculation of CPGA	$158,778	$141,327
Gross customer additions	665,939	644,387
CPGA	$238	$219

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (unaudited; in thousands, except weighted-average number of customers and CCU):

	Three Months Ended September 30,
	2011	2010

Cost of service	$255,899	$215,389
Plus general and administrative expense	83,899	89,202
Less share-based compensation expense included in cost of service and general and administrative expense	(270)	(7,405)
Plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition	64,738	38,833
Less pass-through regulatory fees and telecommunications taxes	(6,414)	(28,941)
Total costs used in the calculation of CCU	$397,852	$307,078
Weighted-average number of customers	5,743,943	5,131,982
CCU	$23.09	$19.95

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (unaudited; in thousands):

	Three Months Ended September 30,
	2011	2010

Operating loss	$(16,053)	$(478,050)
Plus depreciation and amortization	144,904	114,055
OIBDA	$128,851	$(363,995)
Plus loss on sale or disposal of assets	678	923
Plus impairments and other charges	23,693	477,327
Plus share-based compensation expense	1,030	8,982
Adjusted OIBDA	$154,252	$123,237

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity by selling non-core assets or through future capital market transactions. We had a total of $800.0 million in unrestricted cash, cash equivalents and short-term investments as of September 30, 2011. We generated $268.1 million of net cash from operating activities during the nine months ended September 30, 2011, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets and product offerings continue to develop and our business continues to grow. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations, as well as our current business investment initiatives.

Our current business investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. In addition, we currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We plan to launch a commercial trial market in late 2011 and to cover approximately 25 million POPs with LTE in 2012. For our estimate of total capital expenditures for fiscal 2011, and projected capital expenditures for these current business investment initiatives over the next several years, see the discussion below under "—Capital Expenditures, Significant Acquisitions and Other Transactions."

We may also pursue other activities to build our business. Future business investment initiatives, which could be significant, could include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets, entering into partnerships with others or the acquisition of other wireless communications companies or complementary businesses. We do not intend to pursue any of these other business investment initiatives at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business investment initiatives and any such other activities.

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

As of September 30, 2011, we had $3,227.4 million in senior indebtedness outstanding, which was comprised of $250 million in aggregate principal amount of 4.5% convertible senior notes due 2014, $300 million in aggregate principal amount of 10.0% unsecured senior notes due 2015, $30.4 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016 and $1,600 million in aggregate principal amount of 7.75% unsecured senior notes due 2020, as more fully described below. The indentures governing Cricket's secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to take certain actions, including incurring additional indebtedness beyond specified thresholds.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization, and we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under the indentures governing Cricket's secured and unsecured senior notes. Also, as our markets and product offerings continue to develop and our business continues to grow, we expect that increased cash flows will result in improvements in our consolidated leverage ratio. In addition, although our $3,227.4 million of senior indebtedness bears interest at fixed rates, we continue to review changes and trends in interest rates to evaluate possible hedging activities we could consider implementing. As a result of the actions described above, and our expected cash generated from operations and other sources of liquidity, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $58.1 million, or 17.8%, for the nine months ended September 30, 2011 compared to the corresponding period of the prior year. This decrease was primarily attributable to changes in working capital.

Investing Activities

Net cash used in investing activities was $590.6 million during the nine months ended September 30, 2011, which included the effects of the following transactions during the period:

•	We purchased $289.3 million of property and equipment for the ongoing maintenance and development of our network and other business assets.

•	We made investment purchases of $521.9 million, offset by sales or maturities of investments of $214.7 million.

•
We received an $18.2 million dividend from one of our equity method investees on July 1, 2011, of which approximately $11.6 million was reflected as cash from investing activities, as it represented a return of our original investment.

Financing Activities

Net cash provided by financing activities was $396.4 million for the nine months ended September 30, 2011, which included the effects of the following transactions during the period:

•	We issued $400 million of additional 7.75% senior notes due 2020, which resulted in net proceeds of $389.6 million.

•	We prepaid approximately $15.1 million in principal amount of our non-negotiable promissory note maturing in 2015.

•	We received proceeds of approximately $25.8 million from the sale lease-back financing related to certain of our telecommunications towers and related assets.
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

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness for borrowed money of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music ) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC, or Denali, an entity in which Cricket owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year to year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. On May 4, 2011, Cricket prepaid approximately $15.1 million in principal amount of the note. As of September 30, 2011 and December 31, 2010, $30.4 million and $45.5 million in principal amount of indebtedness was outstanding under the note, respectively.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2011, the effective interest rate on the notes was 7.97%, which includes the effect of the discount accretion.

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

The notes and the guarantees are secured on a pari passu basis with all of Leap's, Cricket's and the guarantors' obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 3.0 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters through December 31, 2011, and stepping down to 2.5 times such consolidated cash flow for any such debt incurred after December 31, 2011.

The notes and the guarantees are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount. The $3.2 million discount to the net proceeds we received in connection with the issuance of the additional notes was recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2011, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.87% and 7.81%, respectively, both of which include the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the senior secured notes described above, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

In connection with the private placement of the additional $400 million of notes in May 2011, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed to file and have declared effective a registration statement with the SEC to permit the holders to exchange or resell the notes. We filed a registration statement on Form S-4 with the SEC on October 3, 2011 for the exchange of the notes for registered notes, which registration statement was declared effective on October 13, 2011. The exchange offer will expire on November 10, 2011, unless extended. We must use reasonable best efforts to consummate the exchange offer within 30 business days after the effective date of the registration statement. In the event that the exchange offer is not consummated within this deadline, the agreement provides that additional interest will accrue on the principal amount of these additional notes at a rate of 0.50% per annum during the 90-day period immediately following such event and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of additional interest that could be paid in the event we do not meet this requirement under the registration rights agreement.

Fair Value of Financial Instruments and Non-Financial Assets

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

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of September 30, 2011 and December 31, 2010, none of our financial assets required fair value to be measured using Level 3 inputs. However, as more fully described in Note 4 to our condensed consolidated financial statements included in “Part I - Item 1. Financial Statements” of this report, we have non-financial assets measured at fair value using Level 3 inputs on a non-recurring basis.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the nine months ended September 30, 2011, we made approximately $289.3 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance and development of our network and other business assets and the initial deployment of next-generation LTE network technology.

Total capital expenditures for 2011 are expected to be between $425 million and $475 million.  These capital expenditures are primarily expected to support the ongoing maintenance and development of our network and other business assets and the initial deployment of next-generation LTE network technology.

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

As previously noted, we currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We plan to launch a commercial trial market in late 2011 and to cover approximately 25 million POPs with LTE in 2012. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. Approximately half of the estimated capital expenditures for LTE deployment are included in our capital expense budget for the ongoing maintenance and development of our network. The actual amount we spend to deploy LTE each year will depend upon multiple factors, including the scope and pace of our deployment activities.

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

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement of STX Wireless, or the STX LLC Agreement. Under the STX LLC Agreement, Pocket has the right to put, and we have the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to us all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). We have the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to us by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the nine months ended September 30, 2011 and for the year ended December 31, 2010, we recorded a net accretion benefit of $11.3 million and accretion charges of $48.1 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption values of $88.3 million and $99.5 million, respectively. Additionally, and in accordance with the STX LLC Agreement, STX Wireless made pro-rata distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively, with respect to their estimated tax liabilities resulting from STX Wireless' earnings relating to the nine months ending September 30, 2011. We recorded the distribution to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of operations. The distribution made to Cricket was eliminated in consolidation.

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

We have been integrating the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the STX Wireless joint venture will operate more efficiently. During the three and nine months ended September 30, 2011, we incurred approximately $23.3 million and $23.9 million of integration charges relating primarily to certain leased cell site and retail store locations that we will no longer use, which were recorded in impairments and other charges within our condensed consolidated statements of operations. Although continued integration activities are expected, additional integration charges related to such activities are expected to be minimal.

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

Under the amended and restated limited liability company agreement of Savary Island, or the Savary Island LLC Agreement, Ring Island has the right to put its entire controlling membership interest in Savary Island to Cricket during the 30-day period commencing on the earlier to occur of May 1, 2012 (based on current FCC rules) and the date of a sale of all or substantially all of the assets, or the liquidation, of Savary Island, and during any 30-day period commencing after a breach by Cricket of its obligation to pay spectrum lease fees or fund working capital loans under the Savary Island Credit Agreement (see below) which breach has continued for 120 days after written notice of breach. The purchase price for such sale is an amount equal to Ring Island's equity contributions to Savary Island less any optional distributions made pursuant to the Savary Island LLC Agreement, plus $150,000 if the sale is consummated prior to May 1, 2017 without incurring any unjust enrichment payments. If the put option is exercised, the consummation of the sale will be subject to FCC approval. We have recorded this obligation to purchase Ring Island's controlling membership interest in Savary Island as a component of redeemable non-controlling interest in the condensed consolidated balance sheets. Savary Island has guaranteed Cricket's put obligations under the Savary Island LLC Agreement, which guaranty is secured on a first-lien basis by certain assets of Savary Island. Under the Savary Island LLC Agreement, Savary Island is also required to make monthly mandatory distributions to Ring Island. Savary Island is also party to a management services agreement with Cricket, pursuant to which Cricket provides management services to Savary Island in exchange for a management fee.

We attribute profits and losses to Ring Island's redeemable non-controlling interest each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital.  However, we would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest are presented in accretion of redeemable non-controlling interests and distributions, net of tax, in our condensed consolidated statements of operations.  As of September 30, 2011 and December 31, 2010, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, dated as of December 27, 2010, or the Savary Island Credit Agreement, to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. As of September 30, 2011 and December 31, 2010, borrowings under the Savary Island Credit Agreement totaled $211.6 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are due in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Other Transactions

On May 4, 2011, we and Savary Island entered into license exchange agreements with T-Mobile and its affiliates in which Cricket and Savary Island have agreed to assign 10 MHz of unused wireless spectrum in Indianapolis, IN, Minneapolis, MN and Syracuse, NY to T-Mobile and its affiliates. In exchange, Cricket will receive 10 MHz of additional wireless spectrum in seven existing Cricket markets in Texas, Colorado, Oklahoma and New Mexico and will cancel a portion of the indebtedness owed by Savary Island to Cricket. We and Savary Island have also entered into spectrum lease arrangements with T-Mobile and its affiliates for the interim lease of the spectrum subject to the exchange for the period until the closing. The FCC granted its consent to this transaction in October 2011. Completion of the license exchange is subject to customary closing conditions. The wireless licenses to be transferred to T-Mobile under the license exchange agreements have been classified in assets held for sale at their carrying value of $30.4 million in the condensed consolidated balance sheet as of September 30, 2011.

On February 11, 2011, we entered into an agreement with Global Tower, LLC (“GTP”) to sell certain of our telecommunications tower assets in one or more closings. During the second and third quarters of 2011, we sold those telecommunications towers and related assets for approximately $25.8 million. The transaction was structured as a sale lease-back financing, in which we entered into a 10-year lease agreement with GTP to continue our commercial use of the towers. Accordingly, we recorded a capital lease obligation of $25.8 million, which was equal to the proceeds received from GTP.

On June 30, 2011, one of our equity method investees declared a cash dividend and paid the dividend with funds borrowed under a third-party line of credit. Our share of the dividend based on our ownership percentage was $18.2 million and was received in full on July 1, 2011. In the condensed consolidated statement of cash flows for the nine months ended September 30, 2011, we presented the portion of the dividend equal to our share of accumulated profits (approximately $6.6 million) as cash from operating activities and the remainder (approximately $11.6 million) as cash from investing activities, as it represented a return of our original investment.

On August 2, 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which we use to offer Cricket wireless services in nationwide retailers outside our current network footprint using Sprint's network. We and Sprint amended the agreement in July 2011 to, among other things, revise the amount of the annual minimum revenue commitments for the years 2011 and 2013.
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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective for us beginning in the first quarter of 2012 and is to be applied prospectively. We anticipate that the adoption of this standard will not significantly expand our condensed consolidated financial statement footnote disclosures.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Goodwill Impairment Testing,” (“ASU 2011-08”). ASU 2011-08 simplifies the requirements for testing for goodwill impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in the authoritative guidance for goodwill. This new guidance is effective for us beginning in the first quarter of 2012 and will be applied prospectively. We anticipate that the adoption of this standard will not materially impact us or our condensed consolidated financial statement footnote disclosures.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2011, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, commercial, business practices and other matters. Due in part to the expansion and development of our business operations, we have become subject to increased amounts of litigation, including disputes alleging intellectual property infringement.

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

Patent Litigation

DNT

On May 1, 2009, we were sued by DNT LLC, or DNT, in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleges that we use, encourage the use of, sell, offer for sale and/or import voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constitute both direct and indirect infringement of DNT's patent. DNT alleges that our infringement is willful, and the complaint seeks an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys' fees. On July 23, 2009, we filed an answer to the complaint as well as counterclaims. On December 14, 2009, DNT's patent was determined to be invalid in a case it brought against other wireless providers. DNT's lawsuit against us has been stayed, pending resolution of that other case, which was recently affirmed on appeal.

Digital Technology Licensing

On October 31, 2011, we entered into an agreement with Digital Technology Licensing LLC, or DTL, to settle a matter brought against us and certain other wireless carriers (including Hargray Wireless LLC, or Hargray Wireless), a company which we acquired in April 2008 and which was merged with and into Cricket in December 2008) on April 21, 2009 in the United States District Court for the Southern District of New York. DTL alleged that we and Hargray Wireless sold and/or offered to sell Bluetooth® devices or digital cellular telephones, including Kyocera and Sanyo telephones, and that such acts constituted direct and/or indirect infringement of U.S. Patent No. 5,051,799 entitled “Digital Output Transducer.” DTL further alleged that we and Hargray Wireless directly and/or indirectly infringed its patent by providing cellular telephone service and by using and inducing others to use a patented digital cellular telephone system by using cellular telephones, Bluetooth devices, and cellular telephone infrastructure made by companies such as Kyocera and Sanyo. DTL alleged that the asserted infringement was willful, and the complaint sought a permanent injunction against further infringement, unspecified damages (including enhanced damages), attorneys' fees, and expenses. The action was dismissed on August 24, 2011, subject to the right of the parties to refile the action in the event that the settlement had not been finalized.

Department of Justice Inquiry

On August 18, 2011, we settled a matter with the Civil Division of the United States Department of Justice, or the DOJ. The DOJ had previously alleged, in a letter to us on January 7, 2009, that between approximately 2002 and 2006, we failed to comply with certain federal postal regulations that required us to update customer mailing addresses in exchange for receiving certain bulk mailing rate discounts and, as a result, that we violated the False Claims Act, or the FCA, and were therefore liable for damages.

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

Other Litigation, Claims and Disputes

In addition to the matters described above, we are often involved in certain other matters which generally arise in the ordinary course of business and which seek monetary damages and other relief. Based upon information currently available to us, none of these other matters is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011, as amended and supplemented by the Risk Factors described under “Part II - Item 1A.  Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended June 30, 2011 filed with the SEC on August 5, 2011, other than:

•
Changes to the risk factor below entitled “If We Are Unable to Manage Our Growth, Our Operations Could Be Adversely Impacted,” which has updated to reflect risks relating to the expansion of our nationwide distribution;

•
Changes to the risk factors below entitled “Our Ability to Use Our Net Operating Loss Carryforwards to Reduce Future Tax Payments Could Be Negatively Impacted if There Is an “Ownership Change” (as Defined Under Section 382 of the Internal Revenue Code); Our Tax Benefit Preservation Plan May Not Be Effective to Prevent an Ownership Change” and “Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws, under Delaware Law, in Our Indentures or in Our Tax Benefit Preservation Plan Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and, Therefore, Depress the Trading Price of Leap Common Stock,” which have been updated to reflect our adoption of the Tax Benefit Preservation Plan;

•
Changes to the risk factor below entitled “The Wireless Industry Is Experiencing Rapid Technological Change. We Plan to Deploy LTE Network Technology, Which Will Require Us to Make Significant Capital Investments,” which has updated to reflect risks related to our planned launch of LTE network technology;

•

•
Changes to the risk factor below entitled “We Rely Heavily on Third Parties to Provide Specialized Services; a Failure or Inability by Such Parties to Provide the Agreed Upon Products or Services Could Materially Adversely Affect Our Business, Results of Operations and Financial Condition,” which has updated to reflect risks related to our use of vendors;

•	Changes to the risk factor below entitled “We May Incur Higher Than Anticipated Intercarrier Compensation Costs,” which has updated to reflect changes in regulatory proceedings; and

•
Changes to the risk factor below entitled “Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs, and Our Ownership Is Highly Concentrated. Sales of a Significant Number of Shares by Large Stockholders May Adversely Affect the Market Price of Leap Common Stock,” which has updated to reflect additional shares of Leap common stock acquired by an entity affiliated with a member of our board of directors.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $94.1 million and $239.0 million for the three and nine months ended September 30, 2011, and net losses of $785.1 million, $238.0 million and $143.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful expansion of our distribution channels, and on customer acceptance of our Cricket product and service offerings. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

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

In addition, U.S. credit markets have in recent years experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and resulting in the unavailability of some forms of debt financing. Uncertainty in the credit or capital markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. These general economic conditions, combined with intensified competition in the wireless telecommunications industry and other factors, have also adversely affected the trading prices of equity securities of many U.S. companies, including Leap, which could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

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

We May Be Unable to Obtain or Maintain the Roaming and Wholesale Services We Need From Other Carriers to Remain Competitive.

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming and wholesale services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services and generally on one key carrier for our data roaming services. We have also entered into a wholesale agreement which we use to offer Cricket wireless services in nationwide retailers outside of our current network footprint. Most of our roaming agreements cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners.

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

We May Not Realize the Expected Benefits from Our New Wholesale Arrangement.

On August 2, 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which we use to offer Cricket wireless services in nationwide retailers outside our current network footprint using Sprint's network. We and Sprint amended the agreement in July 2011 to, among other things, revise the amount of the annual minimum revenue commitments for the years 2011 and 2013. We have agreed, among other things, to provide a minimum of $300 million of revenue under the agreement, as amended, over its initial five-year term (against which we can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provide in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

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

We entered into this new wholesale agreement to enable us to offer enhanced products and services and to strengthen and expand our distribution. However, there are risks and uncertainties that could impact our ability to realize the expected benefits from this arrangement. We may be unable to expand our retail distribution to the extent that we have planned, and customers may not accept our products and service offerings at the levels we expect. We cannot guarantee that we will be able to generate sufficient revenue to satisfy the annual and aggregate minimum revenue commitments or that prices for wireless services will not decline to levels below what we have negotiated to pay under the wholesale agreement. We also cannot guarantee that we will be able to renew the agreement on terms that will be acceptable to us following the completion of the initial five-year term of the agreement. If we are unable to attract new wireless customers and increase our distribution, our ability to derive benefits from this new agreement could be limited, which could materially adversely affect our business, financial condition and results of operations.

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

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers unlimited wireless services for a flat rate without requiring them to enter into a fixed-term contract or pass a credit check. We provide nationwide voice, data and mobile broadband wireless services through our own Cricket network footprint and through roaming agreements that we have entered into with other carriers. In addition, we have entered into a national wholesale agreement which we use to offer Cricket wireless services in nationwide retailers outside of our current network footprint. Our strategy of offering unlimited wireless services may not prove to be successful in the long term. From time to time, we also evaluate our product and service offerings and the demands of our target customers and may modify, change, adjust or discontinue our product and service offerings or offer new products and services on a permanent, trial or promotional basis. We cannot assure you that these product or service offerings will be successful or prove to be profitable.

If We Are Unable to Manage Our Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our markets. During 2009, new markets were launched in Chicago, Philadelphia, Washington, D.C., Baltimore and Lake Charles covering approximately 24.2 million additional POPs. In addition, we have pursued other opportunities within recent years to continue to strengthen and expand our business. These activities have included the broadening of our portfolio of products and services, including through the introduction of our Cricket Broadband and Cricket PAYGo services, our new “all-inclusive” rate plans and our new Muve Music service. We have also pursued activities to strengthen and expand the available network service area for Cricket products and services, which have included enhancing network coverage and capacity in our existing markets, entering into agreements to provide Cricket customers with nationwide voice and data roaming services as well as a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. We have also pursued activities to continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide. During the third quarter of 2011, we expanded our nationwide sales presence by offering Cricket products and services in hundreds of additional mass-market retail locations, and we expect to continue expanding our distribution into thousands of additional locations by the end of 2011.

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

In addition, the growth in our markets, the integration of newly-acquired markets or businesses, the introduction of new device offerings such as the “smartphones” we introduced in August 2010 and the continued expansion of our distribution nationwide require continued management and control of our device inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, including shortages we experienced during the second quarter of 2009, and again in the second and third quarters of 2010. We have recently implemented a new inventory management system and have undertaken other efforts to address inventory forecasting. In addition, we are currently considering using an additional vendor to assist us with device forecasting, fulfillment and related tasks.  However, there can be no assurance that we will not experience inventory shortages in the future. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

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

Entering into joint ventures and partnerships or acquiring other companies or businesses may create numerous risks and uncertainties, including unanticipated costs and liabilities, possible difficulties associated with the integration of the parties' various operations and the potential diversion of management's time and attention from our existing operations. In addition, the consolidation of operating assets and operations following an acquisition or the formation of a joint venture may result in significant costs. For example, we have been integrating the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the STX Wireless joint venture will operate more efficiently. During the three and nine months ended September 30, 2011, we incurred approximately $23.3 million and $23.9 million, respectively, of integration charges relating primarily to certain leased cell site and retail store locations that we will no longer use, which were recorded in impairments and other charges within our condensed consolidated statements of operations. Although continued integration activities are expected, additional integration charges related to such activities are expected to be minimal. Our failure to effectively manage and integrate STX Wireless or other new partnerships that we may enter into or companies or businesses that we could acquire could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of September 30, 2011, our total outstanding indebtedness was $3,227.4 million, including $250 million in aggregate principal amount of convertible senior notes due 2014, $300 million in aggregate principal amount of senior notes due 2015, $30.4 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of senior secured notes due 2016 and $1,600 million in aggregate principal amount of senior notes due 2020.

Our significant indebtedness could have material consequences. For example, it could:

•	make it more difficult for us to service all of our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, network build-

out and other activities, including acquisitions and general corporate purposes;

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

If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. In addition, depending on the timing and extent of any additional indebtedness that we could incur and our then-current consolidated leverage ratio, such additional amounts could potentially result in the issuance of adverse credit ratings affecting us and/or our outstanding indebtedness, which could make it more difficult or expensive for us to borrow in the future and could affect the trading prices of our secured and unsecured senior notes, our convertible senior notes and our common stock.

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

We have substantial federal and state NOLs for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. At September 30, 2011, we had federal and state NOLs of approximately $2.4 billion (which begin to expire in 2022 for federal income tax purposes and of which $0.3 million will expire at the end of 2011 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $914.6 million, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

Our ability to utilize NOLs could be further limited if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, a change in ownership can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change in our ownership would generally limit the amount of NOL carryforwards we could utilize in a given year to the aggregate fair market value of Leap common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

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

Recent trading in Leap common stock has increased the risk of an ownership change under Section 382 of the Internal Revenue Code. Accordingly, on August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the number of shares of Leap common stock outstanding at any particular time for purposes of the Tax Benefit Preservation Plan is determined in accordance with Section 382, it may differ from the number of shares that we report as outstanding in our SEC filings.

Although the Tax Benefit Preservation Plan is intended to reduce the likelihood of an adverse ownership change under Section 382, the Tax Benefit Preservation Plan may not prevent such an ownership change from occurring and does not protect against all transactions that could cause an ownership change, such as sales of Leap common stock by certain greater than 5% stockholders or transactions that occurred prior to the adoption of the Tax Benefit Preservation Plan (including by any greater than 5% stockholders who have not disclosed their ownership under Schedules 13D or 13G of the Securities Exchange Act of 1934). Accordingly, we cannot assure you that an ownership change under Section 382 will not occur and significantly limit the use of our NOLs.

A Significant Portion of Our Assets Consists of Wireless Licenses, Goodwill and Other Intangible Assets.

As of September 30, 2011, 39.4% of our assets consisted of wireless licenses, goodwill and other intangible assets. The value of our assets will depend on market conditions, the availability of buyers and similar factors. While the value of these assets is determined by using the market approach for purposes of our impairment testing, those values may differ from what would ultimately be realized by us in a sales transaction and that difference may be material. By their nature, our intangible assets may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

The Wireless Industry Is Experiencing Rapid Technological Change. We Plan to Deploy LTE Network Technology, Which Will Require Us to Make Significant Capital Investments.

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

Competitors have begun providing competing wireless telecommunications service through the use of next-generation technologies, such as LTE, WiMax and HSPA+. We currently plan to deploy LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We cannot predict, however, which of the many possible future technologies, products or services will be important to maintain our competitive position. The evolutionary path that we have selected or may select in the future may not be demanded by customers or provide the advantages that we expect. If such services are not commercially accepted, our revenues and competitive position could be materially and adversely affected. In addition, the cost of implementing or competing against alternative or future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

Our deployment of LTE will require significant capital investment. We plan to launch a commercial trial market in late 2011 and to cover approximately 25 million POPs with LTE in 2012. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. Approximately half of the estimated capital expenditures for LTE deployment are included in our capital expense budget for the ongoing maintenance and development of our network. The actual amount we spend to deploy LTE each year will depend upon multiple factors, including the scope and pace of our deployment activities. We may, however, have unanticipated or unforeseen costs in connection with the deployment of LTE and the maintenance of our network.

In addition, we may be required to acquire additional spectrum or take other actions to enable us to provide LTE at service levels that will meet future customer expectations. We currently have an average of 23 MHz of spectrum in the markets we operate, which generally include an initial spectrum reserve that we plan to use to deploy LTE. The national wireless carriers against which we compete generally have greater spectrum capacity than we do in the markets in which we plan to launch LTE. Because the efficiency of an LTE network and the peak speeds that it can deliver depends upon the amount of contiguous spectrum that is available, these competitors may be able to offer faster speeds for their next-generation services or operate those networks more efficiently than we can. As a result, we may be required to take various actions to meet consumer demand, including acquiring additional spectrum, entering into third-party wholesale or roaming arrangements, leasing additional cell sites, spending additional capital to deploy equipment or other actions. We cannot assure you that we would be able to take any of these actions at reasonable costs, on a timely basis or at all.

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

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. Generally, there are multiple sources for the types of products and services we purchase or use. However, we currently rely on one key vendor for billing services, a single vendor to support the platform for our Muve Music service, a single vendor for the operation of our network operations center, a limited number of vendors for device forecasting, fulfillment and related tasks, a limited number of vendors for voice and data communications transport services and a limited number of vendors for payment processing services. In addition, we are currently considering using an additional vendor to assist us with device forecasting, fulfillment and related tasks.

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

We Use Equipment, Software, Technology and Content in the Operation of Our Business Which May Subject Us to Third-Party Infringement Claims.

The technologies used in the telecommunications industry are protected by and subject to a wide array of patents and other intellectual property rights. As a result, third parties have asserted and may in the future assert infringement claims against us or our suppliers based on our or their general business operations and the equipment, software, technology or other content that we or they use or provide. Due in part to the expansion and development of our business operations, we have become subject to increased amounts of litigation, including disputes alleging patent and other intellectual property infringement relating to the operation of our networks and our sale of handsets and other devices. See “Part II - Item 1. Legal Proceedings - Patent Litigation” of this report for a description of certain patent infringement lawsuits that have been brought against us. If plaintiffs in any patent litigation matters brought against us were to prevail, we could be required to pay substantial damages or settlement costs, and we could be required to alter the way we conduct business to avoid future infringement, which could have a material adverse effect on our business, financial condition and results of operations.

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

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited voice, data, mobile broadband and music download services for a flat monthly rate, our customers' average usage of these services per month is substantially above U.S. averages. We intend to meet demand for our services by utilizing spectrally efficient technologies or by entering into roaming or partnering agreements with other carriers. However, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. For example, we currently operate on 10 MHz of spectrum in our Chicago market. In the future, we may be required to acquire additional spectrum in this and other markets to satisfy increasing demand (especially for data and mobile broadband services) or to support new technologies, such as the LTE network technology we expect to deploy over the next two to three years. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or at all or that additional spectrum would be made available by the FCC on a timely basis. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, that may make it less attractive or economical for us. If such additional spectrum is not available to us when required on reasonable terms or at a reasonable cost, our business, financial condition and results of operations could be materially adversely affected.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of September 30, 2011, the carrying value of our and Savary Island's wireless licenses was approximately $1.9 billion. During the nine months ended September 30, 2011, we recorded an impairment charge of $0.4 million, and during the years ended December 31, 2010, 2009 and 2008, we recorded impairment charges of $0.8 million, $0.6 million and $0.2 million, respectively, with respect to our wireless licenses.

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

During the third quarter of 2011, we performed our annual assessment of our goodwill and determined that no impairment existed. We also evaluate on a quarterly basis whether any triggering events or changes in circumstances have occurred subsequent to the annual impairment test that would indicate an impairment condition exists. There can be no assurance that impairment conditions will not exist in the future that require further impairment charges to reduce the carrying amount of our goodwill.

We May Incur Higher Than Anticipated Intercarrier Compensation Costs.

When our customers use our service to call customers of local exchange carriers, we are required under the current intercarrier compensation scheme to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. While in most cases we have been successful in negotiating agreements with other carriers that impose reasonable reciprocal compensation arrangements, some local exchange carriers have claimed a right to unilaterally impose what we believe to be unreasonably high charges on us. Some of these carriers have threatened to pursue, have initiated, or may in the future initiate, claims against us to recover these charges, and the outcome of any such claims is uncertain. The FCC has been actively considering and taking regulatory action to attempt to address this situation but we cannot assure you that any FCC action will be beneficial to us. The adoption of adverse FCC rules, regulations or decisions or any FCC inaction could result in carriers successfully collecting higher intercarrier fees from us, which could materially adversely affect our business, financial condition and operating results.

More broadly, the FCC has been considering whether a unified intercarrier compensation regime can or should be established for all traffic exchanged between carriers, including commercial mobile radio services carriers. The FCC recently adopted an order which, among other things, institutes a uniform, national bill-and-keep framework for telecommunications traffic exchanged with a local exchange carrier, which will be phased in under a multi-year transition period. The order also reportedly clarifies certain aspects relating to compensation between wireless carriers and local exchange carriers in an effort to reduce disputes and address existing ambiguity with respect to these arrangements, although the full order has not yet been made available for review. There are also various other pending proceedings in the courts, at the FCC and before state regulatory bodies that may affect intercarrier compensation. New or modified intercarrier compensation rules, federal or state proceedings implementing or interpreting those rules and other judicial or regulatory decisions may increase the charges we are required to pay other carriers for terminating calls or transiting calls over telecommunications networks, increase the costs of, or make it more difficult to negotiate, new agreements with carriers, decrease the amount of revenue we receive for terminating calls from other carriers on our network, or result in significant costs to us for past and future termination charges. Any of these changes could have a material adverse effect on our business, financial condition and operating results.

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

•	changes in the levels of our indebtedness;

•	any default under any of the indentures governing our secured or unsecured senior notes or convertible senior notes because of a covenant breach or otherwise;

•	rumors or speculation in the marketplace regarding acquisitions or consolidation in our industry, including regarding transactions involving Leap; and

•	market conditions in our industry and the economy as a whole.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 31.1% of Leap common stock as of October 28, 2011. Moreover, our five largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 65.3% of Leap common stock as of October 28, 2011. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 15,537,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 19.7% of Leap's outstanding common stock as of October 28, 2011. In addition, in connection with our offering of 7,000,000 shares of Leap common stock in the second quarter of 2009, we agreed to register for resale any additional shares of common stock that these entities or their affiliates may acquire in the future. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

As of October 28, 2011, 78,712,785 shares of Leap common stock were issued and outstanding, and 5,536,675 additional shares of Leap common stock were reserved for issuance, including 2,700,092 shares reserved for issuance upon the exercise of outstanding stock options under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 2,241,181 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 151,750 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 143,375 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 300,277 shares available for future issuance under our Employee Stock Purchase Plan.

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

Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws, under Delaware Law, in Our Indentures , or in Our Tax Benefit Preservation Plan Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and, Therefore, Depress the Trading Price of Leap Common Stock.

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

On August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan as a measure intended to help preserve our ability to use our NOL carryforwards and to deter acquisitions of Leap common stock that could result in an ownership change under Section 382 of the Internal Revenue Code. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the Tax Benefit Preservation Plan may restrict a stockholder’s ability to acquire Leap common stock, it could discourage a tender offer for Leap common stock or make it more difficult for a third party to acquire a controlling position in our stock without our approval, and the liquidity and market value of Leap common stock may be adversely affected while the Tax Benefit Preservation Plan is in effect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

Effective November 2, 2011, our CFO, Walter Z. Berger, was awarded performance share units pursuant to our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, or the 2004 Plan. The vesting of the units is tied to the performance of our Muve Music service and Mr. Berger's continued service.

Mr. Berger was awarded 35,000 target units, with the opportunity to earn up to a maximum of 131,250 units based on our achievement of performance measures for Muve Music for fiscal years 2011 and 2012. Each unit represents the right to receive one share of Leap common stock upon vesting and settlement of such unit.

If Muve Music revenues and new subscribers for 2011 both equal or exceed certain achievement levels, then a certain percentage of the target number of units (up to 250%) will become eligible for vesting, referred to as the "Preliminary Vesting Eligible Units". The Preliminary Vesting Eligible Units will then be multiplied between 0x and 1.5x based on the Muve Music subscribers churn rate for 2012 relative to certain other achievement levels. The resulting number of units, referred to as the “Final Vesting Eligible Units,” will vest, and shares of Leap common stock will be distributed with respect thereto, on December 31, 2013, subject to Mr. Berger's continued employment through that date.

If Mr. Berger's employment is terminated by the Company other than for cause, or by him for good reason, within 90 days prior to or 12 months following a change in control (as defined in the 2004 Plan), then the following number of Units will vest in full on the date of his termination of employment (or, if later, immediately prior to the occurrence of such change in control):

•	If the termination occurs on or prior to December 31, 2011, the target number of units will vest.

•	If the termination occurs during 2012, the Preliminary Vesting Eligible Units will vest.

•	If the termination occurs after December 31, 2012, the Final Vesting Eligible Units will vest.

The foregoing description is qualified in its entirety by reference to the 2004 Plan, which was previously filed as Appendix A to the definitive proxy statement we filed with the SEC on April 6, 2007.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit Number	Description of Exhibit
3.1(1)	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on August 31, 2011. .

4.1 (1)
Tax Benefit Preservation Plan, dated as of August 30, 2011, between Leap Wireless International, Inc. and Mellon Investor Services LLC, which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.
.

10.1*†	First Amendment, effective July 21, 2011, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.

10.2 (2)
Agreement dated July 26, 2011 by and among Leap Wireless International, Inc., Pentwater Capital Management LP, Pentwater Growth Fund Ltd., Pentwater Equity Opportunities Master Fund Ltd., Oceana Master Fund Ltd. and LMA SPC for and on behalf of Map 98 Segregated Portfolio.

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

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to Leap's Current Report on Form 8-K dated August 30, 2011, filed with the SEC on August 31, 2011, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap's Current Report on Form 8-K dated July 26, 2011, filed with the SEC on July 27, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date:	November 2, 2011	By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date:	November 2, 2011	By:	/s/ Walter Z. Berger
Walter Z. Berger
Executive Vice President and Chief Financial Officer