Form 10-K
period 2011-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2012-02-21
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-34865
Leap Wireless International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0811062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5887 Copley Drive, San Diego, CA	92111
(Address of Principal Executive Offices)	(Zip Code)
(858) 882-6000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market, LLC
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☐  No ☑

As of June 30, 2011, the aggregate market value of the registrant's voting and nonvoting common stock held by non-affiliates of the registrant was approximately $1,006,636,926 based on the closing price of Leap common stock on the NASDAQ Global Select Market on June 30, 2011 of $16.23 per share.

The number of shares of registrant's common stock outstanding on February 1, 2012 was 79,191,212.

Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LEAP WIRELESS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2011

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	37
Item 2.	Properties	37
Item 3.	Legal Proceedings	37
Item 4.	Mine Safety Disclosures	38

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6.	Selected Financial Data	40
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	74
Item 8.	Financial Statements and Supplementary Data	75
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	122
Item 9A.	Controls and Procedures	122
Item 9B.	Other Information	122

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	123
Item 11.	Executive Compensation	123
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	123
Item 13.	Certain Relationships and Related Transactions, and Director Independence	124
Item 14.	Principal Accounting Fees and Services	124

PART IV
Item 15.	Exhibits, Financial Statement Schedules	124
EX-10.1.2
EX-10.12.11
EX-10.12.17
EX-10.12.19
EX-10.12.20
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” “us,” and the Company refer to Leap Wireless International, Inc., or Leap, and its subsidiaries and consolidated joint ventures, including Cricket Communications, Inc., or Cricket. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2011 population estimates provided by Claritas Inc., a market research company.

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

•	the impact of competitors' initiatives;

•	our ability to successfully implement product and service plan offerings, expand our retail distribution and execute effectively on our other strategic activities;

•	our ability to obtain and maintain roaming and wholesale services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to attract, integrate, motivate and retain an experienced workforce, including members of senior management;

•	future customer usage of our wireless services, which could exceed our expectations, and our ability to manage or increase network capacity to meet increasing customer demand;

•	our ability to acquire additional spectrum in the future at a reasonable cost or on a timely basis;

•	our ability to comply with the covenants in any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

•	our ability to effectively manage and operate our joint venture in South Texas;

•
failure of our network or information technology systems to perform according to expectations and risks associated with the upgrade or transition of certain of those systems, including our customer billing system; and

•	other factors detailed in “Part I - Item 1A. Risk Factors” below.

All forward-looking statements in this report should be considered in the context of these risk factors. These forward-looking statements speak only as of the filing date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

Item 1.        Business

Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the "Cricket®" brand. Our Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by our joint venture STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless, LLC, or STX Wireless. In addition, Cricket owns an 85% non-controlling membership interest in Savary Island Wireless LLC, or Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us.

Leap was formed as a Delaware corporation in 1998. Leap's shares began trading publicly in September 1998, and we launched our innovative Cricket service in March 1999. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than interest income and through dividends, if any, from its subsidiaries.

Cricket Business Overview

Cricket Service

As of December 31, 2011, Cricket service was offered in 47 states and the District of Columbia across an extended area covering approximately 289 million POPs. On December 31, 2011, we had approximately 5.9 million  customers, and we and Savary Island owned wireless licenses covering an aggregate of approximately 181.5 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 95.3 million POPs as of December 31, 2011. The licenses we own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over our extended service area.  We have also entered into a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide. In 2011, we significantly expanded our nationwide sales presence by offering Cricket products and services in thousands of additional mass-market retail locations, and we expect to continue expanding our distribution in the future.

The foundation of our business is to provide unlimited, nationwide wireless services and to design and market our products and services to appeal to customers seeking increased value. None of our services require customers to enter into long-term commitments or pass a credit check. The service plans we currently offer are "all-inclusive," with telecommunication taxes and certain fees included within the service plan price. We introduced these "all-inclusive" service plans together with smartphones in August 2010 and we introduced our Muve Music® service in early 2011. We believe these changes have made our services more attractive to customers, improved our competitive positioning in the marketplace and improved our financial and operational performance. Since their introduction, these initiatives have generally led to higher average monthly revenue per customer and lower customer turnover, although they have also resulted in increased costs, including equipment subsidy for new and upgrading customers and incremental service costs. On balance, we believe that the changes we implemented to our product and service offerings have strengthened our business and are leading to greater lifetime customer value.

We are continuing to pursue opportunities to strengthen and expand our business. We currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We successfully launched a commercial trial market in late 2011 and plan to cover up to approximately 25 million POPs with LTE in 2012. Other current business investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. In addition, we plan to continue to strengthen and expand our distribution, including through the wholesale agreement we have entered into. As we continue to expand the size and scope of our business, we may enter into agreements with other vendors that contain significant purchase or revenue commitments to enable us to obtain more favorable overall terms and conditions for attractive products and services. We may also pursue other activities to build our business, which could be significant, and could include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets, entering into partnerships with others or the acquisition of all or portions of other wireless communications companies or complementary businesses. We expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we hold include large regional areas covering both rural and metropolitan communities, we may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not currently used for Cricket service. We intend to be disciplined as we pursue any investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications.

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

•
Continue to Develop Innovative and Value-Driven Products and Services.  We continue to develop and evolve our product and service offerings to better meet the needs of our target customer segments. For example, in 2010 we introduced “all-inclusive” plans for our Cricket services and significantly expanded our handset and device lineup, which included the introduction of “smartphones.” In early 2011, we successfully launched Muve Music, an unlimited music download service designed specifically for mobile handsets, which is now available in all Cricket markets. We believe that these new service plans and product offerings have been attractive to customers and have improved our competitive positioning in the marketplace. We expect to continue to develop our product and service offerings in 2012 and beyond.

•
Continue to Build our Brand and Strengthen and Expand Our Distribution.  We are focused on building our brand awareness in our markets and improving the productivity of our distribution system. Since our target customer base is diversified geographically, ethnically and demographically, our marketing programs are designed to support local customization in order to better target our advertising expenses. We have redesigned and re-merchandized our stores to help improve customer experience and reinforce the value of the products and services we offer. To help strengthen and expand our distribution, in 2011 we significantly expanded the number of premier dealer locations, which are third party retail locations with the look and feel of company-owned stores. We also significantly expanded our nationwide sales presence by offering Cricket products and services in thousands of additional nationwide retailer locations during 2011, and we plan to continue to strengthen and expand our presence in these locations. We also continue to target potential new customers through the internet.

•
Enhance Network Capacity and Service Coverage.  As of December 31, 2011, the combined network footprint in our operating markets covered approximately 95.3 million POPs. We continue to maintain and develop our network and other business assets to allow us to continue to provide customers with high-quality service.  We currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We successfully launched a commercial trial market in late 2011 and plan to cover up to approximately 25 million POPs with LTE in 2012. In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that provide Cricket customers with nationwide voice and data roaming services over an extended service area covering approximately 289 million  POPs. We have also entered into a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and continue to expand our distribution nationwide.

Cricket Business Operations

Products and Services

Cricket Wireless.  Our Cricket Wireless service plans are designed to attract customers by offering simple, predictable and affordable nationwide voice and data services that are a competitive alternative to traditional wireless and wireline services. We offer service on a flat-rate, unlimited usage basis, without requiring fixed-term contracts, early termination fees or credit checks.

Our most popular Cricket Wireless service plans bundle unlimited local and U.S. long distance service and unlimited text messaging with mobile web, 411 services, navigation, data back-up and other features. The service plans we currently offer are “all-inclusive,” with telecommunication taxes and certain fees included within the service plan price. We also offer a flexible payment option, BridgePayTM, which gives our customers greater flexibility in the use of and payment for our Cricket Wireless service and which we believe helps us to retain customers.

Cricket PAYGoTM.  Cricket PAYGo is a pay-as-you-go, unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services. Daily and monthly pay-as-you-go versions of our Cricket PAYGo product are available in all Cricket markets as well as through nationwide retailers.

Muve Music.  In 2011, we launched Muve Music, our unlimited music download service in all Cricket markets. Muve Music is the first unlimited music download service designed specifically for mobile handsets. The service is available to customers as a feature in a number of our Cricket Wireless plans and is offered in all of the markets in which we operate as well as through nationwide retailers. Muve Music had more than 500,000 customers at the end of 2011 and is currently the second largest digital music subscription service in the U.S. We are currently exploring opportunities to expand the distribution of the service into international markets.

Handsets and Devices.  Our current handset portfolio includes a wide spectrum of handsets ranging from higher-end “smartphones” to lower cost feature phones. Our portfolio of handsets provides features that include full web capabilities, mobile web browsers, picture-enabled caller ID, high-resolution cameras with digital zoom and flash, integrated FM radio and MP3 stereo, USB, infrared and Bluetooth connectivity, on-board memory and other features to facilitate digital data transmission.

Cricket Broadband.  Cricket Broadband is our unlimited mobile broadband service offering and allows customers to access the internet through their computers for low, flat rates that vary depending upon the targeted amount of data that a customer expects to use during the month. These service plans are also "all-inclusive" and do not require long-term commitments or credit checks. The service is available in all Cricket markets as well as through nationwide retailers. As a result of strong customer adoption of our smartphones and other new handsets and devices, we have deemphasized our Cricket Broadband service and have experienced a substantial reduction in the number of customers subscribing to this service.

We expect to continue to develop our product and service offerings in 2012 and beyond to better meet our customers' needs.

Customer Care and Billing

Customer Care.  We outsource our call center operations to multiple call center vendors to reduce the cost of providing care to our customers, while maintaining the quality of our customer care.

Billing and Support Systems.  We outsource our billing, device provisioning, and payment systems to external vendors and also outsource bill presentment, distribution and fulfillment services. During recent years, we have upgraded a number of our significant, internal business systems, including implementing a new inventory management system, a new point-of-sale system and a new customer billing system. We believe that these new systems will improve customer experience, increase our efficiency, enhance our ability to provide products and services, support future scaling of our business and reduce our operating costs.

From time to time since the launch of our customer billing system in the second quarter of 2011, we have experienced intermittent disruptions with certain aspects of the system, which have limited our ability to activate new customers and to provide account services to current customers. We believe that these system issues have had the effect of reducing our gross customer additions and increasing churn, and these system issues could impact customer additions and churn in the first half of 2012. Although we believe we have largely identified the cause of these disruptions and are implementing plans to remedy them, we cannot assure you that we will not experience additional disruptions with our customer billing system in the future.

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

We sell our Cricket devices and service through direct and indirect channels of distribution. Our direct channel is comprised of our own Cricket retail stores. As of December 31, 2011, we had approximately 220 direct locations, which were responsible for approximately 22% of our gross customer additions in 2011. In addition, we continue to target potential new customers through the internet. Some third party internet retailers also sell Cricket services over the internet.

Our indirect channel consists of our authorized dealers and distributors, including premier dealers and local market authorized dealers. Premier dealers are independent dealers that sell Cricket products exclusively in stores that look and function similar to our company-owned stores, enhancing the in-store experience and the level of customer service and expanding our brand presence within a market. Premier dealers tend to generate significantly more business than other indirect dealers. As of December 31, 2011, we had approximately 4,200 indirect dealer locations, of which approximately 2,500 were premier dealer locations. We plan to continue to increase the number of our premier dealer locations in 2012.

We also conduct indirect distribution through nationwide retailers. During 2011, we significantly expanded our nationwide sales presence by offering Cricket products and services in thousands of additional nationwide retail locations, and we expect to continue expanding our distribution through this channel in the future. As of December 31, 2011, Cricket products and services were offered in approximately 11,500 nationwide retail locations. “Top-up” cards for our Cricket Broadband and Cricket PAYGo services are also available in approximately 6,000 convenience stores and other indirect outlets.

We strategically select our direct and indirect retail locations to enable us to focus on our target customer demographic and provide the most efficient market coverage while minimizing cost. As a result of our product design and cost efficient distribution system, we have been able to acquire new customers at average costs that we believe are significantly lower than most traditional wireless carriers. We have entered into agreements with other wireless carriers to provide Cricket customers with nationwide voice and data roaming services over an extended service area covering approximately 289 million  POPs. In addition, we have entered into a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. We believe that these arrangements will enable us to continue to strengthen and expand our direct and indirect distribution channels.

We are focused on building and maintaining brand awareness in our markets and improving the productivity of our distribution system. We combine mass and local marketing strategies to build brand awareness for Cricket service within the communities we serve. In order to reach our target segments, we advertise primarily on television, radio and online and also use out-of-home marketing (such as billboards). We also maintain the Cricket website (www.mycricket.com) for informational, e-commerce and customer service purposes. As a result of these strategies, we believe that our marketing and advertising expenditures are generally much lower than those of traditional wireless carriers.

Network and Operations

We believe our success depends on operating a network that provides our customers with high-quality coverage, capacity and data speeds and that can be readily upgraded to support enhanced capacity. As a result, we have deployed a high-quality CDMA2000® 1xRTT, or CDMA 1xRTT, and CDMA2000 1xEV-DO, or EvDO, network in each of our markets that delivers outstanding quality, capacity and high-speed data services. In operating our network, we monitor quality metrics, including dropped call rates and blocked call rates.

We design our networks to provide voice and data services at costs that we believe are substantially lower than most traditional wireless carriers. Our networks provide high quality, concentrated coverage and capacity in local population centers serving the areas where our customers live, work and play. During 2011, we continued to enhance network capacity in many of our markets. We plan to continue to maintain and develop our network and other business assets to allow us to continue to provide customers with high-quality service.  In addition, we currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We successfully launched a commercial trial market in late 2011 and plan to cover up to approximately 25 million POPs with LTE in 2012.

As of December 31, 2011, our wireless network consisted of approximately 9,500 cell sites (most of which are co-located on leased facilities) and 32 switches in 26 switching centers. A switching center serves several purposes, including routing calls, supervising call originations and terminations at cell sites, managing call handoffs and access to and from the public switched telephone network, or PSTN, and other value-added services. These locations also house platforms that enable services including text messaging, picture messaging, voice mail and data services. We rely upon a network operations center, or NOC, to provide dedicated monitoring capabilities 24 hours a day, every day of the year, to ensure highly reliable service to our customers. We have outsourced the operation of our NOC to a third party in order to improve monitoring and reporting functions and to reduce costs associated with these operations.

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

Cricket Joint Ventures and Designated Entities

Savary Island Venture

Cricket owns an 85% non-controlling membership interest in Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us. Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC, or Denali, an entity in which we owned an 82.5% non-controlling membership interest. On December 27, 2010, immediately prior to Cricket's purchase of the remaining 17.5% controlling membership interest in Denali that it did not previously own, Denali contributed all of its wireless spectrum outside of its Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a “very small business” designated entity under FCC regulations. Ring Island Wireless, LLC, or Ring Island, contributed $5.1 million of cash to Savary Island in exchange for a 15% controlling membership interest. On March 31, 2011, Denali and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

On November 3, 2011, Savary Island entered into a license purchase agreement with Cellco Partnership d/b/a Verizon Wireless, or Verizon Wireless, to sell Advanced Wireless Services, or AWS, spectrum in various markets to Verizon Wireless for $172 million. Savary Island has agreed to use substantially all of the proceeds from this sale to prepay a portion of indebtedness owed to Cricket at the closing of the transaction. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be sold by Savary Island to Verizon Wireless have been classified as assets held for sale at their carrying value of $85.2 million in our consolidated balance sheet as of December 31, 2011.

For more information regarding our ownership in and arrangements with Savary Island, as well as the license purchase agreement it has entered into with Verizon Wireless, see “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions.”

STX Wireless

Cricket service is offered in South Texas by our joint venture STX Operations. Cricket controls STX Operations through a 75.75% controlling membership interest in its parent company STX Wireless. In October 2010, we and various entities doing business as Pocket Communications, or Pocket, contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. The joint venture strengthens our presence and competitive positioning in the South Texas region and has a network footprint covering approximately 4.4 million POPs.

For more information regarding our ownership in and arrangements with STX Wireless, see “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions.”

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

Many of our competitors have greater name and brand recognition, larger spectrum holdings, larger footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide, offer the latest and most popular devices through exclusive vendor arrangements, market to broader customer segments and offer service over larger geographic areas than we can, offer bundled service offerings which include landline phone, television and internet services that we are not able to duplicate, and purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, any restriction on our ability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each now offer unlimited service offerings. Sprint Nextel also offers competitively-priced unlimited service offerings under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer competitively-priced service offerings. For example, Tracfone Wireless sells wireless offerings in Wal-Mart under its “Straight Talk” brand using a number of other carriers' wireless networks. We also face additional competition in the prepaid segment from lifeline service offerings by competitors including Tracfone (through its SafeLink offerings) and Sprint Nextel (through its Assurance Wireless offerings). Lifeline services are available to consumers at reduced costs (and in some cases at no cost) because carriers offering this service receive a subsidy payment from the federal Universal Service Fund program. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

In addition to our voice offerings, many companies offer other products and services that compete with those we offer. For example, there are numerous music services that compete with our Muve Music service, including the iTunes service offered by Apple, Inc. and various streaming services offered by Rhapsody, Pandora, Spotify and others. In addition, there are a number of mobile broadband services that compete with our Cricket Broadband service, including those offered by AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. In addition, Clearwire Corporation has launched unlimited 4G wireless broadband service in a number of markets in which we offer Cricket Broadband. Best Buy also offers a mobile broadband product using Sprint's wireless network. These service offerings have presented, and are expected to continue to present, strong competition in markets in which our service offerings overlap.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. We substantially revised our product and service offerings beginning in the second half of 2010 to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, offering “all-inclusive” service plans, eliminating certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time, entering into a new wholesale agreement and nationwide data roaming agreement and offering “smartphones” and other new handsets and devices. We believe that these changes to our business have made our product and service offerings more attractive to customers, improved our competitive positioning in the marketplace and improved our financial and operational performance. Since their introduction, these initiatives have generally led to higher average monthly revenue per customer and lower customer turnover, although they have also resulted in increased costs, including equipment subsidy for new and upgrading customers and incremental service costs. The extent to which these initiatives will positively impact our future financial and operational results will depend upon continued customer acceptance of our product and service offerings and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

Licensing of our Wireless Service Systems

We hold broadband Personal Communications Services, or PCS, licenses, and we and Savary Island hold AWS licenses. The licensing rules that apply to these two services are summarized below.

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

All PCS licenses have a 10-year term, at the end of which they must be renewed. Our PCS licenses began expiring in 2006 and will continue to expire through 2015. The FCC's rules provide a formal presumption that a PCS license will be renewed, called a “renewal expectancy,” if the PCS licensee (1) has provided “substantial service” during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party. If the FCC does not acknowledge a renewal expectancy with respect to one or more of our licenses, or renew one or more of our licenses, our business may be materially harmed.

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

Portions of the AWS spectrum that we and Denali were awarded in Auction #66 were subject to use by U.S. government and/or incumbent commercial licensees. The FCC rules issued in connection with Auction #66 require winning bidders to avoid interfering with existing users or to clear incumbent users from the spectrum through specified relocation procedures. In connection with the launch of new markets, we and Denali worked with several incumbent government and commercial licensees to clear AWS spectrum. In the event that we or Savary Island determine to launch additional new markets in the future using AWS spectrum, or to enhance network coverage or capacity in other markets currently in operation, we and Savary Island may need to pursue further spectrum clearing efforts. Any failure to complete these efforts on time or on budget could delay the implementation of any clustering and expansion strategies that we or Savary Island may decide to pursue.

Designated Entities.  Since the early 1990's the FCC has pursued a policy in wireless licensing of attempting to assist various types of designated entities. The FCC generally has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, can receive additional benefits. These benefits can include eligibility to bid for certain licenses set aside only for designated entities. For example, the FCC's spectrum allocation for PCS generally includes two licenses, a 30 MHz C-Block license and a 10 MHz F-Block license, which are designated as “Entrepreneurs' Blocks.” The FCC generally required holders of these licenses to meet certain maximum financial size qualifications for at least a five-year period. In addition, designated entities are eligible for bidding credits in most spectrum auctions and re-auctions (which has been the case in all PCS auctions to date, and was the case in Auction #66), and, in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids (which was the case in the FCC's initial auctions of C-Block and F-Block PCS licenses). A failure by an entity to maintain its qualifications to own licenses won through the designated entity program could cause a number of adverse consequences, including the ineligibility to hold licenses for which the FCC's minimum coverage requirements have not been met, and the triggering of FCC unjust enrichment rules, which could require the recapture of bidding credits and the acceleration of any installment payments owed to the U.S. Treasury.

The FCC has implemented rules and policies to ensure that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. For example, designated entity structures are subject to a requirement that they seek approval for any event that might affect their ongoing eligibility (for example, changes in agreements that the FCC has previously reviewed), annual reporting requirements and a commitment by the FCC to audit each designated entity at least once during the license term. While we believe that our Savary Island venture is in compliance with these rules, we cannot predict whether and to what extent the FCC will seek to further modify the designated entity rules. In addition, third parties and the federal government have in the past challenged certain designated entity structures, alleging violations of federal qui tam and other laws and seeking significant monetary damages. We cannot predict the degree to which rule changes, federal court litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits will affect our current or future business ventures, including our arrangements with Savary Island, or our or Savary Island's current license holdings or our participation in future FCC spectrum auctions.

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

Transfer and Assignment.  The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a commercial wireless license, with limited exceptions. The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling membership interests in an entity that holds a wireless license generally may be bought or sold without FCC approval. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any pending or future requests for approval of assignment or transfer of control applications that we file, in general we believe the FCC will approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide wireless service, if the FCC were to disapprove any such filing, our business plans would be adversely affected.

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

FCC Regulation Generally

The FCC has a number of other complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC requires wireless carriers to make available emergency 911, or E911, services, including enhanced E911 services that provide the caller's telephone number and detailed location information to emergency responders, as well as a requirement that E911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur on a market-by-market basis as emergency service providers request the implementation of enhanced E911 services in their locales. Absent a waiver, a failure to comply with these requirements could subject us to significant penalties. Furthermore, the FCC has initiated a comprehensive re-examination of E911 location accuracy and reliability requirements. In connection with this re-examination, the FCC issued an order requiring wireless carriers to satisfy E911 location and reliability standards at a geographical level defined by the coverage area of a Public Safety Answering Point, or PSAP, and has indicated that further action may be taken in future proceedings to establish more stringent, uniform location accuracy requirements across technologies, and to promote continuing development of technologies that might enable carriers to provide public safety with better information for locating persons in the event of an emergency. We cannot predict whether or how such actions will affect our business, financial condition or results of operations.

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

The FCC has the authority to order interconnection between commercial mobile radio service operators and incumbent local exchange carriers, and FCC rules provide that all local exchange carriers must enter into compensation arrangements with commercial mobile radio service carriers for the exchange of local traffic, whereby each carrier compensates the other for terminating local traffic originating on the other carrier's network. As a commercial mobile radio services provider, we are required to pay compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, we are entitled to receive compensation when we transport and terminate a local call that originated on a wireline local exchange network. We negotiate interconnection arrangements for our network with major incumbent local exchange carriers and other independent telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC's interconnection rules and rulings, as well as state arbitration proceedings, directly impact the nature and costs of facilities necessary for the interconnection of our network with other wireless telecommunications networks. They also determine the amount we receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers. The FCC recently adopted comprehensive changes to its intercarrier compensation system, which include, among other things, the transition of all types of traffic to a bill-and-keep regime over a period of six to nine years, as well as a mechanism to offset the resulting revenue losses for incumbents. For wireless carriers, the FCC made the transition immediately, and adopted bill-and-keep as the default compensation for intra-MTA traffic exchanged between local exchange carriers, or LECs, and wireless carriers as of the effective date of the order. Various aspects of the FCC's intercarrier compensation regime are subject to review before the FCC, state regulatory bodies or federal or state courts. The outcome of such proceedings may affect the manner in which we are charged or compensated for the exchange of traffic.

The FCC has adopted rules requiring commercial mobile radio service providers to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC has also adopted rules generally requiring carriers to offer data roaming services. These orders, however, do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice or SMS text messaging services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. Verizon Wireless has challenged the FCC's data roaming order and rules in the United States Court of Appeals for the District of Columbia Circuit and requested that the rules be vacated, and the order is also subject to a petition for reconsideration at the FCC. Our inability to obtain these roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which could materially adversely affect our business, financial condition and results of operations.

The FCC has adopted an order codifying and supplementing its previous internet openness principles (sometimes referred to as “network neutrality” principles) into binding rules. These rules are intended to ensure that consumers are able to access the lawful internet content, applications, and services of their choice, and to attach non-harmful devices to the network. The rules also require greater transparency regarding providers' network management practices. The rules in this proceeding are the subject of pending appeals in federal court, and if they survive judicial review, contain uncertainties that will require future case-by-case interpretation and enforcement by the FCC in specific complaints. These rules and pending review and complaint proceedings affecting their interpretation and enforcement could have significant operational implications for how we manage traffic on our network, the applications and devices that can be used on our networks, and our consumer disclosure practices. We cannot predict how these rules, or their interpretation or enforcement, will affect our business, financial condition and results of operations.

The FCC has rules in place requiring interstate communications carriers, including commercial mobile wireless carriers, to contribute to a federal Universal Service Fund, or USF, that reimburses communications carriers who are providing subsidized communications services to underserved areas and users. The FCC requires carriers to determine their percentage of traffic that is interstate or international and to make contributions based on the revenues associated with such traffic. Our failure to comply with our USF obligations could subject us to significant fines or forfeitures. The FCC is also considering whether to amend rules regarding USF contributions, and new requirements could result in increased contribution obligations for us and other carriers.

Wireless carriers may be designated as Eligible Telecommunications Carriers, or ETCs, and may receive universal service support funding for providing wireless service to customers in high cost areas or to certain qualifying low income customers. Certain competing wireless carriers operating in states where we operate have obtained or applied for ETC status. Their receipt of universal service support funds may affect our competitive status in a particular market by allowing them to offer service at a lower rate or for free, subsidized by the federal universal service fund. We have obtained ETC designation in a number of states in which we provide service and have also applied or plan to apply for ETC designation in additional states.

In November 2011, the FCC adopted an order establishing a new universal service funding mechanism to support the provision of voice and broadband services in high-cost areas, to be known as the Connect America Fund, or CAF. The CAF will replace legacy high-cost support mechanisms that currently provide funding to wireless and other ETCs. Among other things, the new CAF program will place greater limits on the total amount of high-cost support available to wireless ETCs. The FCC has proposed to distribute that support through a competitive auction mechanism, the mechanics of which have not yet been determined. At the same time, the CAF program would reduce or eliminate financial support in certain high-cost areas that benefit from competition. The CAF program has not yet been implemented, and the FCC has sought further public comment with respect to certain details of its implementation. In addition, the FCC order establishing the CAF program is the subject of pending petitions for reconsideration filed with the FCC, as well as pending judicial appeals. As such, there is uncertainty as to how and when the CAF program will be implemented and how such implementation could impact wireless carriers and competition in local and national markets.

In January 2012, the FCC adopted an order regarding its universal service support program for low-income consumers, known as the “Lifeline” program. The stated purpose of the order is to streamline the administration of the program and implement measures to curb perceived waste, fraud and abuse in the program. However, the order has not yet been implemented, and the FCC has sought further public comment with respect to certain aspects of implementation. Future action by the FCC with respect to the Lifeline program could reduce or eliminate the amount of universal support funds we receive for providing wireless service to certain qualifying low income customers.

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

Intellectual Property

We have pursued registration of our primary trademarks and service marks in the United States. Leap is a U.S. registered trademark and the Leap logo is a trademark of Leap. Cricket, Cricket Wireless, Cricket Clicks, Muve Music, MyPerks, Flex Bucket, Real Unlimited Unreal Savings and the Cricket “K” are U.S. registered trademarks of Cricket. In addition, the following are trademarks or service marks of Cricket: BridgePay, Cricket By Week, Cricket Choice, Cricket Connect, Cricket Nation, Cricket PAYGo, Muve, Muve Money, Muve First, Muve Headline, Cricket Crosswave, Seek Music, Cricket MyPerks and Cricket Wireless Internet Service. All other trademarks are the property of their respective owners.

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

Availability of Public Reports

As soon as is reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge at www.leapwireless.com. They are also available free of charge on the SEC's website at www.sec.gov. In addition, any materials filed with the SEC may be read and copied by the public at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information on our website is not part of this report or any other report that we furnish to or file with the SEC.

Financial Information Concerning Segments and Geographical Information

Financial information concerning our operating segment and the geographic area in which we operate is included in “Part II - Item 8. Financial Statements and Supplementary Data” of this report.

Employees

As of December 31, 2011, we had 3,891employees.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, promotional activity, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base) and competitive actions or the relative amount of time a market has been in operation, any of which may have the ability to either offset or magnify certain seasonal effects. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, and these shortages have had the effect of limiting the customer activity that would otherwise have been expected based on seasonal trends. We also design and offer marketing programs and promotions, including device and accessory discounts, to help increase customer activity for our wireless services which may affect seasonal trends. The frequency and timing of these programs and promotions vary depending upon marketing conditions, competition and our operating performance. For example, we utilize a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We also offer certain former customers an initial free month of service as an incentive to reinstate their service with Cricket and offer certain other customers whose accounts have been suspended for failing to timely pay their bill the opportunity to reinstate their service for a discounted amount or a free month of service. We increased our use of these offers in the fourth quarter of 2011 to increase customer activity and to offset in part the effect of the intermittent billing system disruptions we experienced in 2011. Although some customers who reinstate service under these programs may churn at a faster rate than the average customer, we believe that these kinds of programs and other promotions provide important long-term benefits to us by extending the period of time over which customers use our wireless services.

Inflation

We believe that inflation has not had a material effect on our results of operations.

Executive Officers of the Registrant

Name	Age	Position with the Company
S. Douglas Hutcheson	55	Chief Executive Officer, President and Director
Walter Z. Berger	56	Executive Vice President and Chief Financial Officer
William D. Ingram	54	Executive Vice President, Strategy
Raymond J. Roman	45	Executive Vice President and Chief Operating Officer
Robert A. Strickland	50	Executive Vice President and Chief Technical Officer
Robert A. Young	61	Executive Vice President, Field Operations
Robert J. Irving, Jr.	56	Senior Vice President, General Counsel and Secretary
Jeffrey E. Nachbor	47	Senior Vice President, Financial Operations and Chief Accounting Officer
Leonard C. Stephens	54	Senior Vice President, Human Resources

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

Walter Z. Berger has served as our executive vice president and CFO since June 2008. Mr. Berger will be resigning as our executive vice president and CFO, effective February 29, 2012. From 2006 to 2008, Mr. Berger served in senior management roles at CBS Corporation, including as executive vice president and chief financial officer for CBS Radio, a division of CBS Corporation. Prior to joining CBS Radio, Mr. Berger served as executive vice president and chief financial officer and a director of Emmis Communications from 1999 to 2005. From 1996 to 1997, Mr. Berger served as executive vice president and chief financial officer of LG&E Energy Corporation and in 1997 was promoted to group president of the Energy Marketing Division, where he served until 1999. From 1985 to 1996, Mr. Berger held a number of financial and operating management roles in the manufacturing, service and energy fields. Mr. Berger began his career in audit at Arthur Andersen in 1977. Mr. Berger holds a B.A. in business administration from the University of Massachusetts, Amherst.

William D. Ingram has served as our executive vice president, strategy since February 2012. Mr. Ingram has also been appointed as our acting CFO, effective March 1, 2012. Mr. Ingram served as our senior vice president, strategy from April 2008 through February 2012, having previously served as senior vice president, financial operations from February 2008 to April 2008 and as a consultant to us beginning August 2007. Prior to joining us, Mr. Ingram served as vice president and general manager of AudioCodes, Inc., a telecommunications equipment company from July 2006 to March 2007. Prior to that, Mr. Ingram served as the president and chief executive officer of Nuera Communications, Inc., a provider of VoIP infrastructure solutions, from September 1996 until it was acquired by AudioCodes, Inc. in July 2006. Prior to joining Nuera Communications in 1996, Mr. Ingram served as the chief operating officer of the clarity products division of Pacific Communication Sciences, Inc., a provider of wireless data communications products, as president of Ivie Industries, Inc. a computer security and hardware manufacturer, and as president of KevTon, Inc. an electronics manufacturing company. Mr. Ingram holds an A.B. in economics from Stanford University and an M.B.A. from Harvard Business School.

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

Robert A. Strickland has served as our executive vice president and chief technical officer since February 2012. From August 2010 to February 2012, Mr. Strickland provided strategic information technology consulting services through his own firm. Prior to that, Mr. Strickland served as senior vice president and chief information officer of T-Mobile USA, Inc. from December 2006 to March 2010. Prior to joining T-Mobile USA, Strickland served as senior vice president and chief information officer at EchoStar Communications Corporation from May 2005 to November 2006.  From January 2004 to April 2005, he served as president and chief operating officer of Silas Technologies Holdings, Inc. and served as chief executive officer of Xperts, Inc. from February 2001 to January 2004. From 1984 to 2001, Strickland held a number of IT, engineering and programing roles in the cable, education, computer and other industries. Mr. Strickland holds a B.A. in mathematics from Brandeis University.

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

Jeffrey E. Nachbor has served as our senior vice president, financial operations and chief accounting officer since May 2008, having previously served as our senior vice president, financial operations since April 2008. From September 2005 to March 2008, Mr. Nachbor served as the senior vice president and corporate controller for H&R Block, Inc. Prior to that, Mr. Nachbor served as senior vice president and chief financial officer of Sharper Image Corporation from February 2005 to August 2005 and served as senior vice president, corporate controller of Staples, Inc. from April 2003 to February 2005. Mr. Nachbor served as vice president of finance of Victoria's Secret Direct, a division of Limited Brands, Inc., from December 2000 to April 2003, and as vice president of financial planning and analysis for Limited Brands, Inc. from February 2000 to December 2000. Mr. Nachbor is a certified public accountant and holds a B.S. in accounting from Old Dominion University and an M.B.A. from the University of Kansas.

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

Item 1A.    Risk Factors

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $317.7 million, $785.1 million and $238.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful expansion of our distribution channels, and on customer acceptance of our Cricket product and service offerings. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, competition in the wireless telecommunications market, our launch of network services in new markets and varying national economic conditions. Our current business plans assume that we will continue to increase our customer base over time, providing us with increased economies of scale. However, we experienced net decreases in our total customers of 111,718 and 199,949 in the second and third quarters of 2010, respectively, and a net decrease in our total customers of 103,140 in the second quarter of 2011. Our ability to continue to grow our customer base and to achieve the customer penetration levels we currently believe are possible in our markets is subject to a number of risks, including, among other things, increased competition from existing or new competitors, higher-than-anticipated churn, our inability to manage or increase our network capacity to meet increasing customer demand, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully expand our distribution channels, changes in the demographics of our markets, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

We Face Significant Competition Which Could Have a Material Adverse Effect on Demand for Cricket Service.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, voice-over-internet-protocol service providers, traditional landline service providers, cable companies and mobile satellite service providers.

Many of our competitors have greater name and brand recognition, larger spectrum holdings, larger footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide, offer the latest and most popular devices through exclusive vendor arrangements, market to broader customer segments and offer service over larger geographic areas than we can, offer bundled service offerings which include landline phone, television and internet services that we are not able to duplicate, and purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, any restriction on our ability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each now offer unlimited service offerings. Sprint Nextel also offers competitively-priced unlimited service offerings under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer competitively-priced service offerings. For example, Tracfone Wireless sells wireless offerings in Wal-Mart under its “Straight Talk” brand using a number of carriers' wireless networks. We also face additional competition in the prepaid segment from lifeline service offerings by competitors including Tracfone (through its SafeLink offerings) and Sprint Nextel (through its Assurance Wireless offerings). Lifeline services are available to consumers at reduced costs (and in some cases at no cost) because carriers offering this service receive a subsidy payment from the federal USF program. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

In addition to our voice offerings, many companies offer other products and services that compete with those we offer. For example, there are numerous music services that compete with our Muve Music service, including the iTunes service offered by Apple, Inc. and various streaming services offered by Rhapsody, Pandora, Spotify and others. In addition, there are a number of mobile broadband services that compete with our Cricket Broadband service, including those offered by AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. In addition, Clearwire Corporation has launched unlimited 4G wireless broadband service in a number of markets in which we offer Cricket Broadband. Best Buy also offers a mobile broadband product using Sprint's wireless network. These service offerings have presented, and are expected to continue to present, strong competition in markets in which our service offerings overlap.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. The evolving competitive landscape negatively impacted our financial and operating results beginning in 2009, resulting in fewer new customers, lower average monthly revenue per customer and increased costs. We substantially revised our product and service offerings beginning in the second half of 2010 to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, offering “all-inclusive” service plans, eliminating certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time, entering into a new wholesale agreement and nationwide data roaming agreement and offering “smartphones” and other new handsets and devices. We believe that these changes to our business have made our product and service offerings more attractive to customers, improved our competitive positioning in the marketplace and improved our financial and operational performance. Since their introduction, these initiatives have also resulted in increased costs, including equipment subsidy for new and upgrading customers and incremental service costs. The extent to which these initiatives will positively impact our future financial and operational results will depend upon continued customer acceptance of our product and service offerings and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

Continued market turbulence and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broad customer base and may be attractive to a market segment that is more vulnerable to weak economic conditions. As a result, during general economic downturns, we may have greater difficulty in gaining new customers within this base for our services and existing customers may be more likely to terminate service due to an inability to pay. For example, high unemployment levels have historically impacted our customer base, especially the lower-income segment of our customer base, by decreasing their discretionary income and affecting their ability to maintain service. Continued weak economic conditions and tight credit conditions may also adversely impact our vendors and dealers, some of which have filed for or may be considering bankruptcy, or may experience cash flow or liquidity problems, any of which could adversely impact our ability to distribute, market or sell our products and services. Sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We May Be Unable to Obtain or Maintain the Roaming and Wholesale Services We Need From Other Carriers to Remain Competitive.

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming and wholesale services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services and generally on one key carrier for 3G data roaming services. We have also entered into a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. Most of our roaming agreements cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners. We do not currently have 4G data agreements with any carriers that are currently providing these services.

The FCC has adopted rules requiring commercial mobile radio service providers to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC has also adopted rules generally requiring carriers to offer data roaming services. These orders, however, do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. In addition, the FCC's data roaming order is not final and is subject to further reconsideration by the FCC and an appeal in federal court. Verizon Wireless has challenged the FCC's data roaming order and rules in the United States Court of Appeals for the District of Columbia Circuit and requested that the rules be vacated, and the order is also subject to a petition for reconsideration at the FCC. In light of the current FCC rules, orders and proceedings, if we were unexpectedly to lose the benefit of one or more key roaming or wholesale agreements, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and 3G data roaming services for our customers or may be unable to provide such services on a cost-effective basis. In addition, we may be unable to obtain cost-effective roaming arrangements for 4G data roaming services. Our inability to obtain new or replacement roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

We May Not Realize the Expected Benefits from or Meet the Revenue Commitments under Our Wholesale Agreement or Any Other Agreements We May Enter into.

In August 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which we use to offer Cricket services in nationwide retailers outside of our current network footprint. We and Sprint amended the agreement in July 2011 to, among other things, revise the amount of the annual minimum revenue commitments for the years 2011 and 2013. We have agreed, among other things, to provide a minimum of $300 million of revenue under the agreement, as amended, over its initial five-year term (against which we can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provide in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

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

We entered into this new wholesale agreement to enable us to offer enhanced products and services and to strengthen and expand our distribution. However, there are risks and uncertainties that could impact our ability to realize the expected benefits from this arrangement. In 2011, we utilized services from Sprint at levels which substantially satisfied our $20 million minimum revenue commitment. However, in the future we may be unable to expand our retail distribution to the extent that we have planned, and customers may not accept our products and service offerings at the levels we expect.

As we continue to expand the size and scope of our business, we may enter into agreements with other vendors that contain significant purchase or revenue commitments to enable us to obtain more favorable overall terms and conditions for attractive products and services. However, we cannot guarantee that we will be able to generate sufficient revenue to satisfy the annual and aggregate minimum revenue commitments under the wholesale agreement or any future agreement or that prices for wireless services will not decline to levels below what we have negotiated to pay. We also cannot guarantee that we will be able to renew the wholesale agreement or any future agreement on terms that will be acceptable to us. If we are unable to attract new wireless customers and increase our distribution, our ability to derive benefits from our wholesale agreement or any future agreement we enter into could be limited, which could materially adversely affect our business, financial condition and results of operations.

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

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers unlimited wireless services for a flat rate without requiring them to enter into a fixed-term contract or pass a credit check. We provide nationwide voice, data and mobile broadband wireless services through our own Cricket network footprint and through roaming agreements that we have entered into with other carriers. In addition, we have entered into a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. Our strategy of offering unlimited wireless services nationwide may not prove to be successful in the long term. From time to time, we also evaluate our product and service offerings and the demands of our target customers and may modify, change, adjust or discontinue our product and service offerings or offer new products and services on a permanent, trial or promotional basis. We cannot assure you that these product or service offerings will be successful or prove to be profitable.

We Are Subject to Numerous Surcharges, Taxes and Fees from Federal, State and Local Governments, and the Applicability and Amount of These Fees Can Be Uncertain.

We calculate and remit surcharges, taxes and fees to numerous federal, state and local jurisdictions in connection with the services we provide. These fees include federal USF fees and common carrier regulatory fees. In addition, many state and local governments impose various surcharges, taxes and fees on our activities, including with respect to sales of our products and services and to our purchases of telecommunications services from various carriers. In many cases, the applicability and method of calculating these surcharges, taxes and fees may be uncertain, and jurisdictions may contest whether we have correctly assessed and remitted those amounts. In the event that we have incorrectly assessed and remitted amounts that were due, we could be subject to fines and penalties which could materially impact our financial condition. In addition, although we remit applicable surcharges, taxes and fees that are due with respect to the services we provide, we do not recover these amounts (other than sales taxes) as additional charges to customers subscribing to our “all-inclusive” service plans, which are priced to include telecommunications taxes and certain other fees. In the event that federal, state and/or local municipalities were to significantly increase taxes and regulatory fees on our services, it could have a significant adverse effect on our margins and financial and operational results.

If We Are Unable to Manage Our Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our markets. In recent years, we have pursued opportunities to strengthen and expand our business. These activities have included the broadening of our portfolio of products and services, including through the introduction of “all-inclusive” service plans and our Muve Music service. We have also pursued activities to strengthen and expand the available network service area for Cricket products and services, which have included enhancing network coverage and capacity in our existing markets, entering into agreements to provide Cricket customers with nationwide voice and data roaming services as well as a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. In addition, we currently plan to deploy LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We have also pursued activities to continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide. In 2011, we significantly expanded our nationwide sales presence by offering Cricket products and services in thousands of additional nationwide retail locations, and we expect to continue expanding our distribution in the future.

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

In addition, the growth in our markets, the integration of newly-acquired markets or businesses, the introduction of new device offerings such as the “smartphones” and the continued expansion of our distribution nationwide require continued management and control of our device inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, and these shortages have had the effect of limiting customer activity. We have implemented a new inventory management system and have undertaken other efforts to address inventory forecasting. In addition, we are currently considering expanding the role of a current vendor to assist us with device forecasting, fulfillment and related tasks. However, there can be no assurance that we will not experience inventory shortages in the future. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

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

The FCC has implemented rules and policies to ensure that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. For example, designated entity structures are subject to a requirement that they seek approval for any event that might affect their ongoing eligibility (for example, changes in agreements that the FCC has previously reviewed), annual reporting requirements and a commitment by the FCC to audit each designated entity at least once during the license term. While we believe that our Savary Island venture is in compliance with these rules, we cannot predict whether and to what extent the FCC will seek to further modify the designated entity rules. In addition, third parties and the federal government have in the past challenged certain designated entity structures, alleging violations of federal qui tam and other laws and seeking significant monetary damages. We cannot predict the degree to which rule changes, federal court litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits will affect our current or future business ventures, including our arrangements with Savary Island, or our or Savary Island's current license holdings or our participation in future FCC spectrum auctions. Our failure to comply with the FCC's designated rules could lead to fines or the mandatory restructuring by the agency of our designated entity venture, and in extreme cases, license revocation, third-party lawsuits and/or criminal penalties.

We May Have Difficulty Managing and Integrating New Joint Ventures or Partnerships That We Form or Companies or Businesses That We Acquire.

In addition to growing our business through the operation of our existing and new markets, we may also expand our business by entering into joint ventures or partnerships with others or acquiring all or portions of other wireless communications companies or complementary businesses. For example, in October 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region, with Cricket receiving a 75.75% controlling membership interest in the venture and Pocket receiving a 24.25% non-controlling membership interest.

Entering into joint ventures and partnerships or acquiring other companies or businesses may create numerous risks and uncertainties, including unanticipated costs and liabilities, possible difficulties associated with the integration of the parties' various operations and the potential diversion of management's time and attention from our existing operations. In addition, the consolidation of operating assets and operations following an acquisition or the formation of a joint venture may result in significant costs. For example, during 2011 we integrated the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the STX Wireless joint venture operate more efficiently. During the year ended December 31, 2011, we incurred approximately $26.4 million of integration charges relating primarily to certain leased cell site and retail store locations contributed to STX Wireless that it no longer uses, which were recorded in impairments and other charges within our consolidated statements of operations. As of December 31, 2011, integration activities were substantially complete and we do not expect to incur additional significant integration costs. Our failure to effectively manage and integrate STX Wireless or other new partnerships that we may enter into or companies or businesses that we could acquire could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2011, our total outstanding indebtedness was $3,220.7 million, including $250 million in aggregate principal amount of convertible senior notes due 2014, $300 million in aggregate principal amount of senior notes due 2015, $21.9 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of senior secured notes due 2016 and $1,600 million in aggregate principal amount of senior notes due 2020.

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
Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any significant capital expenditures or increased operating expenses associated with the launch of new product or service offerings or other business investment initiatives will decrease operating income before depreciation and amortization, or OIBDA, and free cash flow for the periods in which we incur such costs, increasing the risk that we may not be able to service our indebtedness.

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

We may incur additional indebtedness in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives, which could consist of debt financing from the public and/or private capital markets. To provide flexibility with respect to any future capital raising alternatives, we filed a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering. This universal shelf registration statement is scheduled to expire in March 2012, and we expect to file a similar registration statement in the near future to register various debt, equity and other securities.

If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. In addition, depending on the timing and extent of any additional indebtedness that we could incur and our then-current consolidated leverage ratio, such additional amounts could potentially result in the issuance of adverse credit ratings affecting us and/or our outstanding indebtedness. For example, following the issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011, our unsecured debt was downgraded by one credit rating agency, although we did not experience any changes to our overall credit rating. Any future adverse credit ratings could make it more difficult or expensive for us to borrow in the future and could affect the trading prices of our secured and unsecured senior notes, our convertible senior notes and our common stock.

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

Our Ability to Use Our Net Operating Loss Carryforwards to Reduce Future Possible Tax Payments Could Be Negatively Impacted if There Is an “Ownership Change” (as Defined Under Section 382 of the Internal Revenue Code); Our Tax Benefit Preservation Plan May Not Be Effective to Prevent an Ownership Change.

We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. At December 31, 2011, we had federal and state NOLs of approximately $2.5 billion (which begin to expire in 2022 for federal income tax purposes and of which $37.2 million will expire at the end of 2012 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $973.6 million, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

Our ability to utilize NOLs could be further limited if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change in our ownership would generally limit the amount of NOL carryforwards we could utilize in a given year to the aggregate fair market value of Leap common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

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

In 2011, trading in Leap common stock increased the risk of an ownership change under Section 382 of the Internal Revenue Code. Accordingly, on August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the number of shares of Leap common stock outstanding at any particular time for purposes of the Tax Benefit Preservation Plan is determined in accordance with Section 382, it may differ from the number of shares that we report as outstanding in our SEC filings.

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

A Significant Portion of Our Assets Consists of Wireless Licenses, Goodwill and Other Intangible Assets.

As of December 31, 2011, 40.1% of our assets consisted of wireless licenses (including assets held for sale), goodwill and other intangible assets. The value of our assets will depend on market conditions, the availability of buyers and similar factors. While the value of these assets is determined by using the market approach for purposes of our impairment testing, those values may differ from what would ultimately be realized by us in a sales transaction and that difference may be material. By their nature, our intangible assets may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

Our deployment of LTE will require significant capital investment. We successfully launched a commercial trial market in late 2011 and plan to cover up to approximately 25 million POPs with LTE in 2012. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. Approximately half of the estimated capital expenditures for LTE deployment are included in our capital expense budget for the ongoing maintenance and development of our network. The actual amount we spend to deploy LTE each year will depend upon multiple factors, including the scope and pace of our deployment activities. We may, however, have unanticipated or unforeseen costs in connection with the deployment of LTE and the maintenance of our network.

In addition, we may be required to acquire additional spectrum or take other actions to enable us to provide LTE at service levels that will meet future customer expectations. We currently have an average of 23 MHz of spectrum in the markets we operate, which generally include an initial spectrum reserve that we plan to use to deploy LTE. The national wireless carriers against which we compete generally have greater spectrum capacity than we do in the markets in which we plan to launch LTE. Because the efficiency of an LTE network and the peak speeds that it can deliver depend upon the amount of contiguous spectrum that is available, these competitors may be able to offer faster speeds for their next-generation services or operate those networks more efficiently than we can. As a result, we may be required to take various actions to meet consumer demand, including acquiring additional spectrum, entering into third-party wholesale or roaming arrangements, leasing additional cell sites, spending additional capital to deploy equipment or other actions. We cannot assure you that we would be able to take any of these actions at reasonable costs, on a timely basis or at all.

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

Our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. Our CFO, Walter Z. Berger, will be resigning as our executive vice president and CFO, effective February 29, 2012, and Leap's board of directors has appointed William D. Ingram, our executive vice president, strategy, as acting CFO, effective March 1, 2012. In February 2012, we also hired Robert A. Strickland as our executive vice president and chief technical officer. In early 2011 we hired new members of senior management to help support our corporate and field operations, which included the appointment of Raymond J. Roman as our executive vice president and chief operating officer and Robert A. Young as our executive vice president, field operations. We also implemented a new regional president structure to oversee customer and sales activity, hiring new members of management to oversee two of our three new regions.

As several members of senior management have been hired relatively recently, it may take time to fully integrate these individuals into their new roles. In addition, if we were to lose the services of key individuals in the future, any such departures could materially and adversely impact how we manage and operate our business. We may also have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance.

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

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. Generally, there are multiple sources for the types of products and services we purchase or use. However, we currently rely on one key vendor for billing services, a single vendor to support the platform for our Muve Music service, a single vendor for the operation of our network operations center, a limited number of vendors for device forecasting, fulfillment and related tasks, a limited number of vendors for voice and data communications transport services and a limited number of vendors for payment processing services. In addition, we are currently considering expanding the role of a current vendor to assist us with device forecasting, fulfillment and related tasks.

In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors, service providers or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply or provide services to us in the future, our business could be severely disrupted or our business, results of operations, or financial condition could be significantly adversely affected. Because of the costs and time lags that can be associated with transitioning from one supplier or service provider to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers or service providers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

System Failures, Security Breaches, Business Disruptions and Unauthorized Use or Interference with Our Network or Other Systems Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.

Our technical infrastructure (including our network infrastructure and ancillary functions supporting our network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. In the past, our operations in certain markets have been adversely affected by hurricanes and related weather systems. Unanticipated problems at our facilities or with our technical infrastructure, system or equipment failures, hardware or software failures or defects, computer viruses or hacker attacks could affect the quality of our services and cause network service interruptions. Unauthorized access to or use of customer or account information, including credit card or other personal data, could result in harm to our customers and legal actions against us, and could damage our reputation. In addition, earthquakes, floods, hurricanes, fires and other unforeseen natural disasters or events could materially disrupt our business operations or the provision of Cricket service in one or more markets. Costs we incur to restore, repair or replace our network or technical infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use, may be substantial and increase our cost of providing service. Any failure in or interruption of systems that we or third parties maintain to support ancillary functions, such as billing, point of sale, inventory management, customer care and financial reporting, could materially impact our ability to timely and accurately record, process and report information important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

We Have Upgraded a Number of Significant Business Systems, Including Our Customer Billing System, and Any Unanticipated Difficulties, Delays or Interruptions with the Transition Could Negatively Impact Our Business.

During recent years, we have upgraded a number of our significant, internal business systems, including implementing a new inventory management system, a new point-of-sale system and a new customer billing system. The implementation of significant new systems often involves delays and disruptions in connection with the transition to and operation of the new systems.

From time to time since the launch of our customer billing system in the second quarter of 2011, we have experienced intermittent disruptions with certain aspects of the system, which have limited our ability to activate new customers and to provide account services to current customers. We believe that these system issues have had the effect of reducing our gross customer additions and increasing churn, and these system issues could impact customer additions and churn in the first half of 2012. Although we believe that we have largely identified the cause of these disruptions and are implementing plans to remedy them, we cannot assure you that we will not experience additional disruptions with our customer billing system in the future.

Future significant difficulties in operating our customer billing system or other new systems could materially impact our ability to attract and retain customers or to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience decreased gross customer additions, higher churn, reduced revenues and increased costs or could suffer a material weaknesses in our internal control over financial reporting, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

We Use Equipment, Software, Technology and Content in the Operation of Our Business Which May Subject Us to Third-Party Infringement Claims.

The technologies used in the telecommunications industry are protected by and subject to a wide array of patents and other intellectual property rights. As a result, third parties have asserted and may in the future assert infringement claims against us or our suppliers based on our or their general business operations and the equipment, software, technology or other content that we or they use or provide. Due in part to the expansion and development of our business operations, we have become subject to increased amounts of litigation, including disputes alleging patent and other intellectual property infringement relating to the operation of our networks and our sale of handsets and other devices. See “Part I - Item 3. Legal Proceedings - Patent Litigation” of this report for a description of certain patent infringement lawsuits that have been brought against us. If plaintiffs in any patent litigation matters brought against us were to prevail, we could be required to pay substantial damages or settlement costs, and we could be required to alter the way we conduct business to avoid future infringement, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, we rely on third-party intellectual property and digital content to provide certain of our wireless services to customers, including Muve Music, an unlimited music download service we offer that is designed specifically for mobile handsets. The Muve Music service requires us to license music and other intellectual property rights of third parties. We cannot guarantee that these licenses will continue to be available to us on commercially reasonable terms or at all. Our licensing arrangements with these third parties are generally short-term in nature and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Our inability to continue to offer customers a wide variety of content at reasonable costs to us could limit the success of our Muve Music service. In addition, we could become subject to infringement claims and potential liability for damages or royalties related to music and intellectual property rights of third parties, including as a result of any unauthorized access to the third-party content we have licensed.

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

Our most popular Cricket Wireless service plans bundle unlimited local and U.S. long distance service and unlimited text messaging, with mobile web, 411 services, navigation, data back-up and other features, for a fixed monthly fee to more effectively compete with other telecommunications providers. Our “smartphones” and other new devices use greater amounts of network capacity than the handsets and devices we previously offered. We also offer Cricket Broadband, our unlimited mobile broadband service, and Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service. In 2011, we successfully launched Muve Music in all our markets, an unlimited music download service designed specifically for mobile handsets. We provide nationwide voice, data, mobile broadband and music download services through our own Cricket network footprint and through roaming and wholesale agreements that we have entered into with other carriers. Customers usage of our wireless services has been significant.

If customers exceed expected usage for our voice, data, mobile broadband or music download services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage for our services, and we continue to assess and seek to implement technological improvements to increase the efficiency of our wireless spectrum. We currently manage our network and users of our Cricket Broadband service by limiting throughput speeds if their usage adversely impacts our network or service levels or if usage exceeds certain thresholds. However, if future wireless use by Cricket customers increases faster than we anticipate and exceeds the then-available capacity of our network, service quality may suffer. In addition, our roaming or wholesale costs may be higher than we anticipate. Depending on the extent of customers' use of our network and roaming or wholesale services we expect to provide in the future, we may be forced to raise the price or alter the service offerings of our wireless or mobile broadband services, further limit data quantities or speeds, otherwise limit the number of new customers for certain services, acquire additional spectrum or incur substantial additional capital expenditures to enhance network capacity or quality.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited voice, data, mobile broadband and music download services for a flat monthly rate, our customers' average usage of these services per month is substantially above U.S. averages. We intend to meet demand for our services by utilizing spectrally efficient technologies or by entering into roaming or partnering agreements with other carriers. We currently have an average of 23 MHz of spectrum in the markets we operate, which generally include an initial spectrum reserve that we plan to use to deploy LTE. However, we may need to acquire or access additional spectrum in the future to satisfy increasing demand for data and mobile broadband services, to maintain an acceptable grade of service or to provide or support new services or technologies to meet increasing customer demands. In addition, we also may acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or at all or that additional spectrum would be made available by the FCC on a timely basis. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, that may make it less attractive or uneconomical for us. If such additional spectrum is not available to us when required on reasonable terms or at a reasonable cost, our business, financial condition and results of operations could be materially adversely affected.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of December 31, 2011, the carrying value of our and Savary Island's wireless licenses (excluding assets held for sale) was approximately $1.8 billion. During the years ended December 31, 2011, 2010 and 2009, we recorded impairment charges of $0.4 million, $0.8 million and $0.6 million, respectively, with respect to our wireless licenses.

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

In addition, the price of wireless licenses could decline as a result of the FCC's pursuit of policies designed to increase the number of wireless licenses available in each of our markets. For example, during recent years, the FCC auctioned additional spectrum in the 1700 MHz to 2100 MHz band in Auction #66 and the 700 MHz band in Auction #73, and has announced that it intends to auction additional spectrum in the future for mobile wireless use. If the market value of wireless licenses were to decline significantly, the value of our wireless licenses could be subject to non-cash impairment charges.

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

The FCC has been considering whether a unified intercarrier compensation regime can or should be established for all traffic exchanged between carriers, including commercial mobile radio services carriers. The FCC recently adopted an order which, among other things, institutes a uniform, national bill-and-keep framework for telecommunications traffic exchanged with a local exchange carrier, which will be phased in under a multi-year transition period. The order also clarifies certain aspects relating to compensation between wireless carriers and local exchange carriers in an effort to reduce disputes and address existing ambiguity with respect to these arrangements. There are also various other pending proceedings in the courts, at the FCC and before state regulatory bodies that may affect intercarrier compensation. New or modified intercarrier compensation rules, federal or state proceedings implementing or interpreting those rules and other judicial or regulatory decisions may increase the charges we are required to pay other carriers for terminating calls or transiting calls over telecommunications networks, increase the costs of, or make it more difficult to negotiate, new agreements with carriers, decrease the amount of revenue we receive for terminating calls from other carriers on our network, or result in significant costs to us for past and future termination charges. Any of these changes could have a material adverse effect on our business, financial condition and operating results.

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

•
changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow Leap common stock, or changes in our credit ratings or those of our competitors;

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

The occurrence of any one or more of these events could significantly impact the trading price of Leap common stock, and you could lose all or some of your investment.

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs, and Our Ownership Is Highly Concentrated. Sales of a Significant Number of Shares by Large Stockholders May Adversely Affect the Market Price of Leap Common Stock.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 31% of Leap common stock as of February 1, 2012. Moreover, our five largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 66% of Leap common stock as of February 1, 2012. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 15,537,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 20% of Leap's outstanding common stock as of February 1, 2012. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire, and subsequent to such agreement, such entities acquired additional shares which constitute approximately 10% of Leap's outstanding common stock as of February 1, 2012. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

We Could Elect to Raise Additional Equity Capital Which Could Dilute Existing Stockholders.

During the second quarter of 2009 we sold 7,000,000 shares of Leap common stock in an underwritten public offering. We could raise additional capital in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives. Any additional capital we could raise could be significant and could consist of debt, convertible debt or equity financing from the public and/or private capital markets. To provide flexibility with respect to any future capital raising alternatives, we filed a universal shelf registration statement with the SEC to register various debt, equity and other securities, including debt securities, common stock, preferred stock, depository shares, rights and warrants. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering. This universal shelf registration statement is scheduled to expire in March 2012, and we expect to file a similar registration statement in the near future to register various debt, equity and other securities. To the extent that we were to elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and could be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap common stock and impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect the Market Price of Leap Common Stock.

As of February 1, 2012, 79,191,212 shares of Leap common stock were issued and outstanding, and 5,058,248 additional shares of Leap common stock were reserved for issuance, including 3,019,230 shares reserved for issuance upon the exercise of outstanding stock options and deferred stock units under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 1,539,914 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 175,657 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan,107,193 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 216,254 shares available for future issuance under our Employee Stock Purchase Plan.

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

In addition, we have registered all shares of common stock that we may issue under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, under our 2009 Employment Inducement Equity Incentive Plan and under our Employee Stock Purchase Plan. When we issue shares under these stock plans, they can be freely sold in the public market after the recipient satisfies any vesting period applicable to the shares. If any of Leap's stockholders causes a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales also could impede our ability to raise future capital.

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

In addition, under the indentures governing our secured and unsecured senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of secured or unsecured senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources” of this report.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

As of December 31, 2011, we leased approximately 9,500 cell sites, 32 switching centers and five warehouse facilities (which range in size from approximately 4,000 square feet to 30,000 square feet). In addition, we had 46 office leases in our individual markets that range from approximately 1,000 square feet to approximately 40,000 square feet. We also leased approximately 220 retail locations in our markets, including stores ranging in size from approximately 400 square feet to 10,000 square feet.

As of December 31, 2011, we leased office space totaling approximately 200,000 square feet for our corporate headquarters in San Diego. We use these offices for engineering and administrative purposes. As of such date, we also leased space, totaling approximately 94,000 square feet, for our facility in Denver for our sales and marketing, product development and supply chain functions. We also leased space in Denver, totaling approximately 23,000 square feet, for our engineering and information technology functions. We do not own any real property.

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

Patent Litigation

DNT

On December 11, 2011, we entered into an agreement with DNT LLC, or DNT, to settle a matter brought against us in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleged that we used, encouraged the use of, sold, offered for sale and/or imported voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constituted both direct and indirect infringement of DNT's patent. DNT alleged that our infringement was willful, and the complaint sought an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys' fees.

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

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

FINANCIAL INFORMATION

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “LEAP.”

The following table sets forth the high and low closing prices per share of our common stock on the NASDAQ Global Select Market for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes.

	High($)	Low($)
Calendar Year - 2010
First Quarter	18.89	13.03
Second Quarter	18.89	12.98
Third Quarter	13.45	9.73
Fourth Quarter	12.59	10.71
Calendar Year - 2011
First Quarter	15.65	11.64
Second Quarter	17.20	14.72
Third Quarter	16.79	6.27
Fourth Quarter	9.45	5.83

On February 1, 2012, the last reported sale price of Leap common stock on the NASDAQ Global Select Market was $8.99 per share. As of February 1, 2012, there were 79,191,212 shares of common stock outstanding held by approximately 340 holders of record.

Dividends

Leap has not paid or declared any cash dividends on its common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. As more fully described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” the terms of the indentures governing our secured and unsecured senior notes restrict our ability to declare or pay dividends. We intend to retain future earnings, if any, to fund our business expansion initiatives. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

Item 6.         Selected Financial Data (in thousands, except per share data)

The following selected financial data were derived from our audited consolidated financial statements. These tables should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues	$3,071,131	$2,697,203	$2,481,321	$2,031,924	$1,702,167
Operating income (loss)(1)	(25,352)	(450,738)	31,124	46,700	60,262
Loss before income taxes	(278,300)	(742,542)	(197,354)	(104,411)	(40,521)
Income tax expense	(39,377)	(42,513)	(40,609)	(38,970)	(35,924)
Net loss	(317,677)	(785,055)	(237,963)	(143,381)	(76,445)
Accretion of redeemable non-controlling interests, net of tax	3,050	(86,898)	(1,529)	(6,820)	(3,854)
Net loss attributable to common stockholders	$(314,627)	$(871,953)	$(239,492)	$(150,201)	$(80,299)
Basic loss per share(2)	$(4.11)	$(11.49)	$(3.30)	$(2.21)	$(1.20)
Diluted loss per share(2)	$(4.11)	$(11.49)	$(3.30)	$(2.21)	$(1.20)
Shares used in per share calculations:(2)
Basic	76,534	75,917	72,515	68,021	67,100
Diluted	76,534	75,917	72,515	68,021	67,100

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$345,243	$350,790	$174,999	$357,708	$433,337
Short-term investments	405,801	68,367	389,154	238,143	179,233
Working capital	321,891	85,305	272,974	278,576	380,384
Total assets	5,152,690	4,834,823	5,377,481	5,052,857	4,432,998
Capital leases	34,823	10,307	12,285	13,993	53,283
Long-term debt	3,198,749	2,832,070	2,735,318	2,566,025	2,033,902
Total stockholders' equity	613,315	911,282	1,690,530	1,612,676	1,717,505
______________

(1)
Refer to Note 5 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for discussion of the $477.3 million of non-cash impairment recorded within operating income (loss) during the year ended December 31, 2010.

(2)
Refer to Note 2 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for an explanation of the calculation of basic and diluted earnings (loss) per share.

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

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by our joint venture STX Operations, which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless. In addition, Cricket owns an 85% non-controlling membership interest in Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us.

As of December 31, 2011, Cricket service was offered in 47 states and the District of Columbia across an extended area covering approximately 289 million POPs. On December 31, 2011, we had approximately 5.9 million  customers, and we and Savary Island owned wireless licenses covering an aggregate of approximately 181.5 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 95.3 million POPs as of December 31, 2011. The licenses we own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over our extended service area. We have also entered into a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide. In 2011, we significantly expanded our nationwide sales presence by offering Cricket products and services in thousands of additional mass-market retail locations, and we expect to continue expanding our distribution in the future. We generally expect that margins we generate from customers we acquire outside of our Cricket network footprint will be similar to those realized by carriers operating without their own wireless facilities, which are generally lower than those we generate from customers we acquire within our Cricket network footprint.

The foundation of our business is to provide unlimited, nationwide wireless services and to design and market our products and services to appeal to customers seeking increased value. None of our services require customers to enter into long-term commitments or pass a credit check. Our primary service is Cricket Wireless, which offers customers unlimited nationwide voice and data services for a flat monthly rate. Our most popular Cricket Wireless service plans bundle unlimited local and U.S. long distance and unlimited text messaging, with mobile web, 411 services, navigation, data backup and other features. We also offer Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services. In early 2011, we successfully launched Muve Music, an unlimited music download service designed specifically for mobile handsets, which is now available in all of our markets. The service plans we currently offer are "all-inclusive," with telecommunication taxes and certain fees included within the service plan price. In addition to our Cricket Wireless voice and data services, we offer Cricket Broadband, our unlimited mobile broadband service, which allows customers to access the internet through their computers for "all-inclusive" flat monthly rates that vary depending upon the targeted amount of data that a customer expects to use during the month. As a result of strong customer adoption of our smartphones and other new handsets and devices, we have deemphasized our Cricket Broadband service and have experienced a substantial reduction in the number of customers subscribing to this service.

We believe that our introduction of smartphones and “all-inclusive” service plans in August 2010 as well as our introduction of Muve Music in early 2011 have made our services more attractive to customers, improved our competitive positioning in the marketplace and improved our financial and operational performance. Since we introduced these products and services, a significant number of our customers have chosen to upgrade their handsets, frequently to smartphones or Muve Music devices, and to select more comprehensive service plans, including plans that offer data and/or music services. These changes have generally led to higher average monthly revenue per user as customers subscribe to higher-value service plans. In addition, the changes we have adopted have decreased customer turnover, or churn. These business changes have also affected the way customers upgrade their handsets, which has also decreased churn. In August 2010, we eliminated the first free month of service we previously provided new customers and generally equalized the prices that new and existing customers paid for handsets. Prior to these changes, many existing customers who wished to replace or upgrade their handset would activate a new line of service to receive a discount on the handset as well as a free month of service and would then terminate their existing service, which had the effect of increasing our gross customer additions and churn. Now, customers who wish to replace or upgrade their handset tend to maintain their account and purchase an upgraded handset, which tends to decrease gross customer additions and churn from what they may have been without these business changes.

The business changes have also tended to increase cash costs per user due to increased product costs associated with the more comprehensive service plans customers are selecting, the inclusion of telecommunications taxes and regulatory fees in the “all-inclusive” service plans we now offer and subsidy costs associated with device upgrades by existing customers. Further, the changes have tended to increase costs per gross addition because the fixed portions of our customer acquisition costs, including marketing and retail costs, have been generally allocated over a smaller number of gross customer additions due to changes in upgrade activity discussed above. On balance, we believe that the changes we implemented to our product and service offerings have strengthened our business and are leading to greater lifetime customer value.

During recent years, we have upgraded a number of our significant, internal business systems, including implementing a new inventory management system, a new point-of-sale system and a new customer billing system. We believe that these new systems will improve our customers' experience, increase our efficiency, enhance our ability to provide products and services, support future scaling of our business and reduce our operating costs. From time to time since the launch of our customer billing system in the second quarter of 2011, we have experienced intermittent disruptions with certain aspects of the system, which have limited our ability to activate new customers and to provide account services to current customers. We believe that these system issues have had the effect of reducing our gross customer additions and increasing churn, and these system issues could impact customer additions and churn in the first half of 2012. Although we believe we have largely identified the cause of these disruptions and are implementing plans to remedy them, we cannot assure you that we will not experience additional disruptions with our customer billing system in the future.

We are continuing to pursue opportunities to strengthen and expand our business. We currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We successfully launched a commercial trial market in late 2011 and plan to cover up to approximately 25 million POPs with LTE in 2012. Other current business investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. In addition, we plan to continue to strengthen and expand our distribution, including through the wholesale agreement we have entered into. As we continue to expand the size and scope of our business, we may enter into agreements with other vendors that contain significant purchase or revenue commitments to enable us to obtain more favorable overall terms and conditions for attractive products and services. We may also pursue other activities to build our business, which could be significant, and could include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets, entering into partnerships with others or the acquisition of all or portions of other wireless communications companies or complementary businesses. We expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we hold include large regional areas covering both rural and metropolitan communities, we may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not currently used for Cricket service. We intend to be disciplined as we pursue any investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, promotional activity, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base) and competitive actions or the relative amount of time a market has been in operation, any of which may have the ability to either offset or magnify certain seasonal effects. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, and these shortages have had the effect of limiting the customer activity that would otherwise have been expected based on seasonal trends. We also design and offer marketing programs and promotions, including device and accessory discounts, to help increase customer activity for our wireless services which may affect seasonal trends. The frequency and timing of these programs and promotions vary depend upon marketing conditions, competition and our operating performance. For example, we utilize a program which allows existing customers to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We also offer certain former customers an initial free month of service as an incentive to reinstate their service with Cricket and offer certain other customers whose accounts have been suspended for failing to timely pay their bill the opportunity to reinstate their service for a discounted amount or a free month of service. We increased our use of these offers in the fourth quarter of 2011 to increase customer activity and to offset in part the effect of the intermittent billing system disruptions we experienced in 2011. Although some customers who reinstate service under these programs may churn at a faster rate than the average customer, we believe that these kinds of programs and other promotions provide important long-term benefits to us by extending the period of time over which customers use our wireless services.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, voice-over-internet-protocol service providers, traditional landline service providers, cable companies, and mobile satellite service providers. A number of our competitors offer competitively priced unlimited prepaid and postpaid service offerings. In addition to the general competition we face, these service offerings present additional strong competition in markets in which our offerings overlap. In response to the evolving wireless telecommunications market, we substantially revised our product and service offerings beginning in the second half of 2010 and these changes improved our operating and financial performance. As consolidation in the industry continues and creates even larger competitors, advantages that these competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low.

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

Principles of Consolidation

The consolidated financial statements include the operating results and financial position of Leap and its wholly-owned subsidiaries as well as the operating results and financial position of Savary Island and STX Wireless and their wholly-owned subsidiaries. We consolidate our non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island is a variable interest entity and, among other factors, we have entered into an agreement with Savary Island's other member which establishes a specified purchase price in the event that it exercises its right to sell its membership interest to us. We consolidate STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

When we activate service for a new customer, we often sell that customer a device along with a period of service. In accordance with the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with service constitutes a multiple element arrangement. Under this guidance, once a company has determined the best estimate of selling price of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative selling price basis. Applying the guidance to these transactions results in us recognizing the total consideration received, less amounts allocated to the wireless service period (generally the customer's monthly service plan), as equipment revenue.

Amounts allocated to equipment revenues and related costs from the sale of devices are recognized when service is activated by new customers. Revenues and related costs from the sale of devices and accessories to existing customers are recognized at the point of sale. The costs of devices and accessories sold are recorded in cost of equipment. In addition to devices that we sell directly to our customers at Cricket-owned stores, we sell devices to third-party dealers, including nationwide retailers. These dealers and nationwide retailers then sell the devices to the ultimate Cricket customer, similar to the sale made at a Cricket-owned store. Sales of devices to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions and commissions ultimately available to such dealers is not reliably estimable until the devices are sold by such dealers to customers. Thus, revenues from devices sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the devices are recorded as deferred charges upon shipment of the devices. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

Through a third-party provider, our customers may elect to participate in an extended warranty program for devices they purchase. We recognize revenue on replacement devices sold to our customers under the program when the customer purchases the device.

Sales incentives offered to customers and commissions and sales incentives offered to our third-party dealers are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return devices and accessories based on time and/or usage, and customer returns of devices and accessories have historically been insignificant.

Amounts billed by us in advance of customers' wireless service periods are not reflected in accounts receivable or deferred revenue since collectability of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to devices sold to third-party dealers.

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that we provide to our customers. The service plans we currently offer are "all-inclusive" of telecommunications and regulatory fees, in that we do not separately bill and collect amounts owed and remitted to government agencies from our customers. For our legacy service plans, which are not "all-inclusive," we separately bill and collect from our customers amounts owed to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from our customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the years ended December 31, 2011, 2010 and 2009 the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $32.6 million, $108.4 million and $96.4 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

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

Impairment of Long-Lived Assets

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that their respective carrying values may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. There were no events or circumstances that occurred during the year ended December 31, 2011 that indicated that the carrying value of any long-lived assets may not be recoverable.

In August 2010, we entered into a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. This agreement allowed us to strengthen and expand our distribution and provided us greater flexibility with respect to our network expansion plans. As a result, after entering into this wholesale agreement, we determined to spend an increased portion of our planned capital expenditures on the deployment of next-generation LTE technology and to defer our previously planned network expansion activities. As a result of these developments, costs for certain network, design, site acquisition and capitalized interest relating to the expansion of our network which had been previously accumulated in construction-in-progress were determined to be impaired and we recorded an impairment charge of $46.5 million during the third quarter of 2010.

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

Wireless Licenses

We operate networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because we expect to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee and we have determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of our and Savary Island's PCS and AWS licenses. On a quarterly basis, we evaluate the remaining useful lives of our indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, we would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, we evaluate the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. In addition to these quarterly evaluations, we also test our wireless licenses for impairment on an annual basis in accordance with the authoritative guidance for goodwill and other intangible assets. As of December 31, 2011 and 2010, the carrying value of our and Savary Island's wireless licenses (excluding assets held for sale) was $1.8 billion and $2.0 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2011, wireless licenses with a carrying value of $204.3 million were classified as assets held for sale, as more fully described in "—Liquidity and Capital Resources," below.

For purposes of testing impairment, our wireless licenses in our operating markets are combined into a single unit of account because we believe that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Savary Island's wireless licenses cover geographic areas that include certain Cricket operating markets, and as such, are classified as operating wireless licenses for purposes of our impairment test. Our non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in our operating markets. As of December 31, 2011, the carrying values of our and Savary Island's operating and non-operating wireless licenses were $1,728.9 million and $60.1 million, respectively.

An impairment loss would be recognized on our and Savary Island's operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses' aggregate carrying value exceeds their aggregate fair value. An impairment loss would be recognized on our non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license's carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As a result of our annual impairment test of wireless licenses, we recorded impairment charges of $0.4 million, $0.8 million and $0.6 million during the years ended December 31, 2011, 2010 and 2009, respectively, to reduce the carrying value of certain non-operating wireless licenses to their estimated fair values. As more fully described below, the fair value of our and Savary Island's wireless licenses was determined using Level 3 inputs in accordance with the authoritative guidance for fair value measurements.

The valuation method we use to determine the fair value of our and Savary Island's wireless licenses is the market approach. Under this method, we determine fair value by comparing our respective wireless licenses to sales prices of other wireless licenses of similar size and type that have been recently sold through government auctions and private transactions. As part of this market-level analysis, the fair value of each wireless license is also evaluated and adjusted for developments or changes in legal, regulatory and technical matters, and for demographic and economic factors, such as population size, unemployment rates, composition, growth rate and density, household and disposable income, and composition and concentration of the market's workforce in industry sectors identified as wireless-centric (e.g., real estate, transportation, professional services, agribusiness, finance and insurance).

In connection with our 2011 annual impairment test, the aggregate fair value and carrying value of our and Savary Island's individual operating wireless licenses were $2,453.0 million and $1,778.6 million, respectively, as of September 30, 2011. No impairment charges were recorded during the year ended December 31, 2011 with respect to our and Savary Island's operating wireless licenses as the aggregate fair value of these licenses exceeded their aggregate carrying value. If the fair value of our and Savary Island's operating wireless licenses had declined by 10%, we would not have recognized any impairment loss.

In connection with our 2011 annual impairment test, the aggregate fair value and carrying value of our individual non-operating wireless licenses were $246.8 million and $162.2 million, respectively, as of September 30, 2011. We recorded an impairment charge of $0.4 million during the year ended December 31, 2011 to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. If the fair value of our non-operating wireless licenses had each declined by 10%, we would have recognized an impairment loss of approximately $2.2 million.

We evaluated whether any triggering events or changes in circumstances occurred subsequent to the 2011 annual impairment test of our wireless licenses which indicate that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, we concluded that no triggering events or changes in circumstances had occurred.

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

Significant judgments are required in connection with the annual impairment test in order to estimate our fair value. We have generally based our determination of fair value primarily upon our average market capitalization for the month of August, plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. We considered the month of August to be an appropriate period over which to measure average market capitalization in 2011 because trading prices during that period reflected market reaction to our most recently announced financial and operating results, announced early in the month of August.

In conducting the annual impairment test during the third quarter of 2011, we applied a control premium of 30% to our average market capitalization. We believe that consideration of a control premium is customary in determining fair value, and is contemplated by the applicable accounting guidance. We believe that our consideration of a control premium was appropriate because we believe that our market capitalization does not fully capture the fair value of our business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in our company. We determined the amount of the control premium as part of our third quarter 2011 impairment testing based upon our relevant transactional experience, a review of recent comparable telecommunications transactions and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving our company could be higher or lower than the control premium that we applied.

The carrying value of our goodwill was $31.7 million as of August 31, 2011. Based upon our annual impairment test conducted during the third quarter of 2011, we determined that no impairment condition existed because the book value of our net assets as of August 31, 2011 was $676.1 million and the fair value of our company, based upon our average market capitalization during the month of August and an assumed control premium of 30%, was $848.4 million. Therefore, we were not required to perform the second step of the goodwill impairment test.

As of December 31, 2011, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test conducted in the third quarter of 2011. As part of this evaluation, we considered additional qualitative factors, including whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of our reporting unit. Based on this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2011. Had we concluded that a triggering event had occurred as of such date, the first step of the goodwill impairment test would have resulted in a determination that the fair value of our company (based upon our market capitalization, plus a control premium) exceeded the carrying value of our net assets, and thus would not have required any further impairment evaluation.

Based upon on our annual impairment test conducted during the third quarter of 2010, the book value of our net assets exceeded the fair value of our company, determined based upon our average market capitalization during the month of August 2010 and an assumed control premium of 30%. We therefore performed the second step of the assessment to measure the amount of any impairment. Under step two of the assessment, we performed a hypothetical purchase price allocation as if our company was being acquired in a business combination and estimated the fair value of our identifiable assets and liabilities. This step of the assessment indicated that the implied fair value of our goodwill was zero, as the fair value of our identifiable assets and liabilities as of August 31, 2010 exceeded the fair value of our company. As a result, we recorded a non-cash impairment charge of $430.1 million in the third quarter of 2010, reducing the carrying amount of our goodwill at that time to zero, which is more fully described in Note 5 to our consolidated financial statements included in "Part II- Item 8. Financial Statements and Supplementary Data" in this report.

Income Taxes

We calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the current tax expense or benefit and any deferred income tax expense or benefit resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from our NOL carryforwards, capital loss carryforwards and income tax credits.

We periodically assess the likelihood that our deferred tax assets will be recoverable from future taxable income. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2011, we weighed the positive and negative factors and, at this time, we do not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of a $1.9 million Texas Margins Tax, or TMT, credit. Accordingly, at December 31, 2011 and 2010, we recorded a valuation allowance offsetting substantially all of our deferred tax assets. We will continue to monitor the positive and negative factors to assess whether we are required to continue to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

We have substantial federal and state NOLs for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of December 31, 2011, we had federal and state NOLs of approximately $2.5 billion, which begin to expire in 2022 for federal income tax purposes and of which $37.2 million will expire at the end of 2012 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $973.6 million, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

Our ability to utilize NOLs could be further limited if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a collective shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company's common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

In 2011, trading in Leap common stock increased the risk of an ownership change under Section 382 of the Internal Revenue Code. Accordingly, on August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors.

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

For our Cricket Wireless and Cricket Broadband services, the customer must pay his or her service amount by the payment due date or his or her service will be suspended. These customers, however, may elect to purchase our BridgePay service, which entitles them to an additional seven days of service. When service is suspended, the customer is generally not able to make or receive calls or access the internet. Any call attempted by a suspended customer is routed directly to our customer service center in order to arrange payment. If a new customer does not pay all amounts due on his or her first bill within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which the customer's service was discontinued. If a customer has made payment on his or her first bill and in a subsequent month does not pay all amounts due within 30 days of the due date, the account is disconnected and counted as churn. For Cricket Wireless customers who have elected to use BridgePay to receive an additional seven days of service, those customers must still pay all amounts otherwise due on their account within 30 days of the original due date or their account will also be disconnected and counted as churn. Pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends.

Prior to October 31, 2011, customers for our Cricket PAYGo service were generally disconnected from service and counted as churn if they had not replenished, or “topped-up,” their account within 60 days after the end of their current term of service, and the length of their current term of service depended upon the dollar amount of service they had purchased. Beginning October 31, 2011, we modified our policies to provide more uniform disconnection procedures between our Cricket PAYGo and Cricket Wireless services. Cricket PAYGo customers generally now have 60 days from the date they activated their account, were charged a daily or monthly access fee for service or last “topped-up” their account (whichever is later) to do so again, or they will have their account suspended for a subsequent 60-day period before being disconnected. We currently plan to further modify our disconnection policies in mid-2012 to eliminate this subsequent 60-day grace period and to disconnect customers who have not been charged an access fee or “topped-up” their account during the preceding 60 days.

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

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations (in thousands, except percentages).

	Year Ended December 31,
					Change from Prior Year
	2011	% of 2011 Service Revenues	2010	% of 2010 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$2,829,281		$2,482,601		$346,680	14.0%
Equipment revenues	241,850		214,602		27,248	12.7%
Total revenues	3,071,131		2,697,203		373,928	13.9%
Operating expenses:
Cost of service (exclusive of the items shown separately below)	981,203	34.7%	840,635	33.9%	140,568	16.7%
Cost of equipment	817,920	28.9%	591,994	23.8%	225,926	38.2%
Selling and marketing	369,257	13.1%	414,318	16.7%	(45,061)	(10.9)%
General and administrative	355,529	12.6%	361,571	14.6%	(6,042)	(1.7)%
Depreciation and amortization	548,426	19.4%	457,035	18.4%	91,391	20.0%
Impairments and other charges	26,770	0.9%	477,327	19.2%	(450,557)	(94.4)%
Total operating expenses	3,099,105	109.5%	3,142,880	126.6%	(43,775)	(1.4)%
Gain (loss) on sale, exchange or disposal of assets, net	2,622	0.1%	(5,061)	(0.2)%	7,683	(151.8)%
Operating loss	$(25,352)	(0.9)%	$(450,738)	(18.2)%	$425,386	(94.4)%

	Year Ended December 31,
					Change from Prior Year
	2010	% of 2010 Service Revenues	2009	% of 2009 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$2,482,601		$2,241,988		$240,613	10.7%
Equipment revenues	214,602		239,333		(24,731)	(10.3)%
Total revenues	2,697,203		2,481,321		215,882	8.7%
Operating expenses:
Cost of service (exclusive of the items shown separately below)	840,635	33.9%	707,165	31.5%	133,470	18.9%
Cost of equipment	591,994	23.8%	561,262	25.0%	30,732	5.5%
Selling and marketing	414,318	16.7%	411,564	18.4%	2,754	0.7%
General and administrative	361,571	14.6%	358,452	16.0%	3,119	0.9%
Depreciation and amortization	457,035	18.4%	410,697	18.3%	46,338	11.3%
Impairments and other charges	477,327	19.2%	639	0.0%	476,688	*
Total operating expenses	3,142,880	126.6%	2,449,779	109.3%	693,101	28.3%
Loss on sale, exchange or disposal of assets, net	(5,061)	(0.2)%	(418)	0.0%	(4,643)	*
Operating income (loss)	$(450,738)	(18.2)%	$31,124	1.4%	$(481,862)	*

* Percentage change is not meaningful.

The following tables summarize customer activity:

	Year Ended December 31,
	2011	2010	2009
Gross customer additions	2,991,352	3,219,485	3,500,113
Net customer additions	415,834	241,546	1,109,445
Weighted-average number of customers (1)	5,724,152	5,239,638	4,440,822
Total customers, end of period (1)	5,934,013	5,518,179	4,954,105
_____________

(1) At December 31, 2010, the weighted-average number of customers and total customers, end of period included approximately 323,000 customers contributed by Pocket to STX Wireless in October 2010 in connection with the formation of our South Texas joint venture.

Gross Customer Additions

Gross customer additions for the year ended December 31, 2011 were 2,991,352 compared to 3,219,485 for the corresponding period of the prior year. The 7.1% decrease in the number of gross customer additions was primarily driven by changes we made to our product and service offerings in the second half of 2010, which eliminated the first free month of service we previously provided new customers and generally equalized the prices that new and existing customers paid for handsets. Prior to these changes, many existing customers who wished to replace or upgrade their handset would activate a new line of service to receive a discount on the handset as well as a free month of service and would then terminate their existing service, which had the effect of increasing our gross customer additions and churn. As a result of these changes, current customers who wish to replace or upgrade their handset tend to maintain their account and purchase an upgraded handset, which has the effect of decreasing both gross customer additions and churn. The year-over-year decrease in gross customer additions was also driven by expected decreases in the number of new Cricket Broadband customers due to increased device pricing, reduced marketing emphasis and increased network management initiatives. The year-over-year decrease was partially offset by an increase in the number of new voice customers as a result of customer acceptance of the "all-inclusive" service plans and smartphones that we introduced in the second half of 2010, as well as our new Muve Music service that we introduced in 2011.

Gross customer additions for the year ended December 31, 2010 were 3,219,485 compared to 3,500,113 for the corresponding period of the prior year. The 8.0% decrease in the number of gross customer additions was primarily driven by changes we made to our product and service offerings in the second half of 2010 described above, which eliminated the first free month of service we previously provided new customers and generally equalized the prices that new and existing customers paid for handsets. The year-over-year decrease was also driven by decreases in the number of new Cricket Broadband customers due to increased device pricing, reduced marketing emphasis and increased network management initiatives. The year-over-year decrease was partially offset by an increase in the number of new voice customers as a result of customer acceptance of the "all-inclusive" service plans and smartphones that we introduced in the second half of 2010.

Net Customer Additions

Net customer additions for the year ended December 31, 2011 were 415,834 compared to 241,546 for the corresponding period of the prior year. The 72.2% increase in the number of net customer additions was primarily due to a decrease in customer churn of approximately 90 basis points, driven by customer acceptance of our "all-inclusive" service plans for Cricket wireless service and the smartphones that we introduced in the second half of 2010, as well as our new Muve Music service that we introduced in 2011, partially offset by an increase in the number of net customer deactivations for our Cricket Broadband service due to increased device pricing, reduced marketing emphasis and increased network management initiatives.

Net customer additions for the year ended December 31, 2010 were 241,546 compared to 1,109,445 for the corresponding period of the prior year. The 78.2% decrease in the number of net customer additions was primarily due to an increase in customer churn of approximately 20 basis points, driven by increased competition in the wireless telecommunications industry, partially offset by an increase in the number of new voice customers as a result of customer acceptance of our "all-inclusive" service plans and smartphones that we introduced in the second half of 2010.

Service Revenues

Service revenues increased $346.7 million, or 14.0%, for the year ended December 31, 2011 compared to the corresponding period of the prior year. This increase resulted from a 9.2% increase in the weighted-average total number of customers due to customer growth in our existing markets and the contribution of approximately 323,000 customers by Pocket to STX Wireless in October 2010 in connection with the formation of our South Texas joint venture, as well as a 7.8% increase in ARPU. The increase in ARPU was primarily attributable to increased uptake of our higher-priced service plans for smartphones that we introduced in the second half of 2010 as well as the impact of our new Muve Music service, partially offset by a decrease in average total customers for our Cricket Broadband service and the elimination of certain late payment and reactivation fees in the second half of 2010.

Service revenues increased $240.6 million, or 10.7%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. This increase resulted from an 18.0% increase in the weighted-average total number of customers, including approximately 323,000 customers that were contributed by Pocket to STX Wireless in October 2010 in connection with the formation of our South Texas joint venture. This increase was partially offset by a 6.2% decline in ARPU. The decline in ARPU was primarily attributable to the impact of the addition of former Pocket customers on lower-priced, legacy Pocket service plans and the elimination of certain late payment and reactivation fees in 2010, offset by customer adoption of our higher-priced service plans.

Equipment Revenues

Equipment revenues increased $27.2 million, or 12.7%, for the year ended December 31, 2011 compared to the corresponding period of the prior year. This increase was primarily due to an 8.7% increase in the number of devices sold to new and upgrading customers as well as a 3.7% increase in average revenue per device sold. The increase in average revenue per device sold was primarily due to increased sales of our smartphones and Muve Music enabled devices that were launched in the second half of 2010.

Equipment revenues decreased $24.7 million, or 10.3%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. A 10.2% increase in the number of devices sold was more than offset by a reduction in average revenue per device sold. The reduction in average revenue per device sold was primarily due to various device promotions offered to customers, a reduction in the average selling price of our devices to new and upgrading customers in connection with our introduction of “all-inclusive” service plans in 2010, in which we eliminated the free first month of service and instead decreased the prices of our devices, and an increase in commissions paid to dealers, which are recorded as a reduction of equipment revenue.

Cost of Service

Cost of service increased $140.6 million, or 16.7%, for the year ended December 31, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service was 34.7% compared to 33.9% in the corresponding period of the prior year. Principal factors contributing to the increase in cost of service included increased telecommunications taxes due to both a 9.2% increase in the weighted-average total number of customers and increases in federal and state tax rates, our increased penetration in existing markets with higher tax rates and increased roaming costs in connection with the introduction of our unlimited nationwide service plans.

Cost of service increased $133.5 million, or 18.9%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service was 33.9% compared to 31.5% in the corresponding period of the prior year. Principal factors contributing to the increase in cost of service included increases in roaming and international long distance costs in connection with our introduction of unlimited nationwide roaming and international long distance services, increases in telecommunications taxes due to increases in federal and state tax rates and our expansion into markets with higher tax rates, and increases in our fixed network costs associated with a full year of operations in markets launched in 2009.

Cost of Equipment

Cost of equipment increased $225.9 million, or 38.2%, for the year ended December 31, 2011 compared to the corresponding period of the prior year. A 27.2% increase in the average cost per device sold was accompanied by a 8.7% increase in the number of devices sold. The increase in the average cost per device sold to new and upgrading customers during the period was largely attributable to our introduction of smartphones in 2010, as well as customer acceptance of our new Muve Music enabled devices in 2011.

Cost of equipment increased $30.7 million, or 5.5%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. A 10.2% increase in the number of devices sold was offset by a reduction in the average cost per device sold, primarily due to benefits of scale and our cost-management initiatives.

Selling and Marketing Expenses

Selling and marketing expenses decreased $45.1 million, or 10.9%, for the year ended December 31, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 13.1% from 16.7% in the corresponding period of the prior year. This percentage decrease was largely attributable to a 1.5% decrease in media and advertising costs as a percentage of service revenues, reflecting higher spending in the corresponding period of the prior year in connection with the launch of our new "all-inclusive" service plans and smartphones, as well as an increase in service revenues and consequent benefits of scale.

Selling and marketing expenses increased $2.8 million, or 0.7%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 16.7% from 18.4% in the corresponding period of the prior year. This percentage decrease was largely attributable to a 0.8% decrease in media and advertising costs as a percentage of service revenues, reflecting higher spending in the prior year period in connection with the launch of our two largest markets in 2009, and increases in service revenues and consequent benefits of scale, slightly offset by increased advertising costs related to our business initiatives launched in the second half of 2010.

General and Administrative Expenses

General and administrative expenses decreased $6.0 million, or 1.7%, for the year ended December 31, 2011 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 12.6% from 14.6% in the corresponding period of the prior year primarily due to continued benefits from our cost-management initiatives and the increase in service revenues and consequent benefits of scale.

General and administrative expenses increased $3.1 million, or 0.9%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 14.6% from 16.0% in the corresponding period of the prior year primarily due to the increase in service revenues and consequent benefits of scale and continued benefits realized from our cost-management initiatives.

Depreciation and Amortization

Depreciation and amortization expense increased $91.4 million, or 20.0%, for the year ended December 31, 2011 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to the expansion and upgrade of our network and corporate platforms as well as depreciation and amortization expense related to the assets that Pocket contributed to STX Wireless in connection with the formation of our South Texas joint venture in October 2010.

Depreciation and amortization expense increased $46.3 million, or 11.3%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property and equipment in connection with the expansion and upgrade of our networks in existing markets.

Impairments and Other Charges

During the year ended December 31, 2011, we incurred approximately $26.4 million of integration charges relating primarily to certain leased cell site and retail store locations contributed to our joint venture STX Wireless in the South Texas region that it no longer uses. As a result of our annual impairment testing of our goodwill conducted during the third quarter of 2011, no goodwill impairment charges were identified or recorded. As a result of our annual impairment testing of our goodwill conducted during the third quarter of 2010, we recorded a goodwill impairment charge of $430.1 million, which is more fully described in Note 5 to our consolidated financial statements, included in "Part II - Item 8. Financial Statements and Supplementary Data" in this report. In addition, as a result of our determination to spend an increased portion of our planned capital expenditures on the deployment of next-generation LTE technology and to defer our previously planned network expansion activities, we also recorded an impairment charge of $46.5 million during the year ended December 31, 2010. These costs were previously included in construction-in-progress, for certain network design, site acquisition and interest costs capitalized during the construction period. No such impairment charges were recorded during the year ended December 31, 2009.

As a result of our annual impairment testing of our wireless licenses conducted during the third quarters of 2011, 2010 and 2009, we recorded impairment charges of $0.4 million, $0.8 million and $0.6 million, respectively, to reduce the carrying value of certain non-operating wireless licenses to their fair value. No such impairment charges were recorded with respect to our operating wireless licenses for either period, as the aggregate fair values of these licenses exceeded their aggregate carrying value.

Gain (Loss) on Sale, Exchange or Disposal of Assets, Net

Gain (loss) on sale, exchange or disposal of assets, net reflects the net gain or loss recognized upon the disposal of certain of our property and equipment and wireless licenses. We recognized a net gain of $2.6 million and net losses of $5.1 million and $0.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2011, we recognized a non-cash gain on the exchange of wireless licenses of $20.5 million. Offsetting this gain were losses recognized on the disposal of certain of our property and equipment during the year.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations (in thousands):

	Year Ended December 31,
	2011	2010	Change
Equity in net income of investees, net	2,984	1,912	1,072
Interest income	245	1,010	(765)
Interest expense	(256,175)	(243,377)	(12,798)
Other income (loss), net	(2)	3,209	(3,211)
Loss on extinguishment of debt	—	(54,558)	54,558
Income tax expense	(39,377)	(42,513)	3,136

	Year Ended December 31,
	2010	2009	Change
Equity in net income of investees, net	1,912	3,946	(2,034)
Interest income	1,010	3,806	(2,796)
Interest expense	(243,377)	(210,389)	(32,988)
Other income, net	3,209	469	2,740
Loss on extinguishment of debt	(54,558)	(26,310)	(28,248)
Income tax expense	(42,513)	(40,609)	(1,904)

Equity in Net Income of Investees, Net

Equity in net income of investees, net reflects our share of net income (loss) of regional wireless service providers in which we hold investments.

Interest Income

Interest income decreased $0.8 million and $2.8 million during the years ended December 31, 2011 and December 31, 2010, respectively, compared to the corresponding periods of the prior year. These decreases were primarily attributable to declines in interest rates from the corresponding periods of the prior year.

Interest Expense

Interest expense increased $12.8 million during the year ended December 31, 2011 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011. This increase was partially offset by the repurchase and redemption of all of our $1,100 million of 9.375% senior notes due 2014 using proceeds from our issuance of $1,200 million of 7.75% senior notes due 2020 in November 2010.

Interest expense increased $33.0 million during the year ended December 31, 2010 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from the fact that we did not capitalize interest during the year ended December 31, 2010, compared to $20.8 million of interest capitalized during the corresponding period of the prior year. We also incurred a full year of interest expense during 2010 as a result of the $1,100 million of 7.75% senior secured notes due 2016 we issued in June 2009 as well as additional interest expense from our issuance of $1,200 million of 7.75% senior notes due 2020 in November 2010.

Other Income (Loss), Net

During the year ended December 31, 2011, we recognized an immaterial loss on the sale of certain of our investments in asset-backed commercial paper. During the years ended December 31, 2010 and 2009, we recognized gains of $3.2 million and $0.5 million, respectively, on the sale of certain of our investments in asset-backed commercial paper. These gains partially offset impairment charges recorded in prior periods.

Loss on Extinguishment of Debt

In connection with our issuance of $1,200 million of 7.75% senior notes due 2020 in November 2010, we repurchased and redeemed all of our outstanding $1,100 million in aggregate principal amount of 9.375% senior notes due 2014 through a tender offer and redemption, respectively, and the indenture governing such senior notes was satisfied and discharged in accordance with its terms. As a result, we recognized a $54.5 million loss on extinguishment of debt during the year ended December 31, 2010, which was comprised of $46.6 million in tender offer consideration (including $18.3 million in consent payments), $8.6 million in redemption premium, $1.1 million in dealer manager fees, $10.7 million in unamortized debt issuance costs and $0.2 million in related professional fees, net of $12.7 million in unamortized premium.

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

Income Tax Expense

During the year ended December 31, 2011, we recorded income tax expense of $39.4 million compared to income tax expense of $42.5 million recognized in the corresponding period of the prior year. The decrease in income tax expense during the year ended December 31, 2011 compared to the prior year period was primarily due to a $23.3 million decrease in income tax expense due to the deferred tax effects of our joint venture investments, offset in part by a net $6.3 million increase in the current year associated with both the amortization of wireless licenses and the deferred tax effects of the license exchange transaction we and Savary Island entered into with T-Mobile. In addition, during the year ended December 31, 2010, we recorded a $15.5 million income tax benefit in connection with the impairment of our goodwill.

During the year ended December 31, 2010, we recorded income tax expense of $42.5 million compared to income tax expense of $40.6 million in the corresponding period of the prior year. The increase in income tax expense during the year ended December 31, 2010 compared to the prior year period was primarily due to a $20.0 million increase in income tax expense due to the deferred tax effects of our former investments in LCW Wireless LLC, or LCW, and Denali and our investments in STX Wireless. This income tax expense was partially offset by a $15.5 million income tax benefit associated with the deferred tax effect related to the impairment of our goodwill during the year ended December 31, 2010.

Unrestricted Subsidiaries

In July 2011, Leap's board of directors designated Cricket Music Holdco, LLC (a wholly-owned subsidiary of Cricket, or Cricket Music) and Cricket Music's wholly-owned subsidiary Cricket Music Operations, LLC, or Music Operations, as “Unrestricted Subsidiaries” under the indentures governing our senior notes.  Cricket Music and Music Operations hold certain hardware, software and intellectual property relating to our Muve Music business. During the year ended December 31, 2011, Cricket Music and Music Operations had no operations or revenues. Therefore, the most significant components of the financial position and results of operations of our unrestricted subsidiaries were property and equipment and depreciation expense. As of December 31, 2011, property and equipment of our unrestricted subsidiaries was approximately $9.4 million, and for the year ended December 31, 2011, depreciation expense of our unrestricted subsidiaries was approximately $2.2 million, resulting in a net loss of approximately $2.2 million.

Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods presented (in thousands, except per share data):

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$779,914	$760,538	$763,279	$767,400
Operating income (loss)	(18,110)	12,337	(16,053)	(3,526)
Net loss	(86,440)	(58,442)	(94,125)	(78,670)
Net loss attributable to common stockholders	(96,211)	(65,211)	(68,830)	(84,375)
Basic loss per share attributable to common stockholders	(1.26)	(0.85)	(0.90)	(1.10)
Diluted loss per share attributable to common stockholders	(1.26)	(0.85)	(0.90)	(1.10)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$683,760	$667,346	$638,061	$708,036
Operating income (loss)	5,128	49,167	(478,050)	(26,983)
Net loss	(65,447)	(19,288)	(533,336)	(166,984)
Net loss attributable to common stockholders	(68,034)	(18,238)	(536,283)	(249,398)
Basic loss per share attributable to common stockholders	(0.90)	(0.24)	(7.06)	(3.28)
Diluted loss per share attributable to common stockholders	(0.90)	(0.24)	(7.06)	(3.28)

Quarterly Results of Operations Data (Unaudited)

The following table presents our unaudited condensed consolidated quarterly statement of operations data for 2011, which has been derived from our unaudited condensed consolidated financial statements (in thousands):

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues:
Service revenues	$678,411	$704,087	$717,296	$729,487
Equipment revenues	101,503	56,451	45,983	37,913
Total revenues	779,914	760,538	763,279	767,400
Operating expenses:
Cost of service (exclusive of items shown separately below)	235,945	244,870	255,899	244,489
Cost of equipment	229,795	182,677	190,364	215,084
Selling and marketing	109,852	87,161	79,895	92,349
General and administrative	95,409	92,079	83,899	84,142
Depreciation and amortization	126,674	136,137	144,904	140,711
Impairments and other charges	—	631	23,693	2,446
Total operating expenses	797,675	743,555	778,654	779,221
Gain (loss) on sale, exchange or disposal of assets, net	(349)	(4,646)	(678)	8,295
Operating income (loss)	(18,110)	12,337	(16,053)	(3,526)
Equity in net income of investees, net	1,179	1,010	764	31
Interest income	64	59	59	63
Interest expense	(58,819)	(61,923)	(67,028)	(68,405)
Other income (loss), net	—	(32)	32	(2)
Loss before income taxes	(75,686)	(48,549)	(82,226)	(71,839)
Income tax expense	(10,754)	(9,893)	(11,899)	(6,831)
Net loss	(86,440)	(58,442)	(94,125)	(78,670)
Accretion of redeemable non-controlling interests, net of tax	(9,771)	(6,769)	25,295	(5,705)
Net loss attributable to common stockholders	$(96,211)	$(65,211)	$(68,830)	$(84,375)

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

ARPU is service revenues, less pass-through regulatory fees and telecommunications taxes, divided by the weighted-average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. Our customers are generally disconnected from service after a specified period following their failure to either pay a monthly bill or replenish, or "top-up," their account. Because our calculation of weighted-average number of customers includes customers who are not currently paying for service but who have not yet been disconnected from service because they have not paid their last bill or have not replenished their account, ARPU may appear lower during periods in which we have significant disconnect activity. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless communications providers. Other companies may calculate this measure differently.

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

Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay the first bill they receive following initial activation are deducted from our gross customer additions in the month in which they are disconnected; as a result, these customers are not included in churn. Customers of our Cricket Wireless and Cricket Broadband service are generally disconnected from service approximately 30 days after failing to pay a monthly bill, and pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Cricket PAYGo customers generally have 60 days from the date they activated their account, were charged a daily or monthly access fee for service or last “topped-up” their account (whichever is later) to do so again, or they will have their account suspended for a subsequent 60-day period before being disconnected. We currently plan to modify our disconnection policies in mid-2012 to eliminate this subsequent 60-day grace period and to disconnect customers who have not been charged an access fee or “topped-up” their account during the preceding 60 days. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

Adjusted OIBDA is a non-GAAP financial measure defined as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of: gain/(loss) on sale, exchange or disposal of assets, net; impairments and other charges; and share-based compensation expense. Adjusted OIBDA should not be construed as an alternative to operating income (loss) or net income (loss) as determined in accordance with GAAP, or as an alternative to cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity.

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

The following table shows metric information for 2011 (in thousands, except for ARPU, CPGA, CCU and Churn):

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
ARPU	$39.35	$40.15	$41.25	$42.09	$40.72
CPGA	$192	$251	$238	$238	$228
CCU	$23.04	$21.83	$23.09	$22.46	$22.60
Churn	3.1%	4.2%	3.8%	3.9%	3.8%
Adjusted OIBDA	$112,492	$160,697	$154,252	$135,109	$562,550

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

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Service Revenues	$678,411	$704,087	$717,296	$729,487	$2,829,281
Less pass-through regulatory fees and telecommunications taxes	(11,459)	(9,455)	(6,414)	(5,242)	(32,570)
Total service revenues used in the calculation of ARPU	$666,952	$694,632	$710,882	$724,245	$2,796,711
Weighted-average number of customers	5,650,349	5,766,438	5,743,943	5,735,799	5,724,152
ARPU	$39.35	$40.15	$41.25	$42.09	$40.72

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Selling and marketing expense	$109,852	$87,161	$79,895	$92,349	$369,257
Less share-based compensation expense included in selling and marketing expense	(47)	(261)	(760)	(917)	(1,985)
Plus cost of equipment	229,795	182,677	190,364	215,084	817,920
Less equipment revenue	(101,503)	(56,451)	(45,983)	(37,913)	(241,850)
Less net loss on equipment transactions and third-party commissions unrelated to customer acquisition	(74,124)	(56,920)	(64,738)	(65,890)	(261,672)
Total costs used in the calculation of CPGA	$163,973	$156,206	$158,778	$202,713	$681,670
Gross customer additions	852,164	622,863	665,939	850,386	2,991,352
CPGA	$192	$251	$238	$238	$228

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Cost of service	$235,945	$244,870	$255,899	$244,489	$981,203
Plus general and administrative expense	95,409	92,079	83,899	84,142	355,529
Less share-based compensation expense included in cost of service and general and administrative expense	(3,532)	(6,685)	(270)	(2,856)	(13,343)
Plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition	74,124	56,920	64,738	65,890	261,672
Less pass-through regulatory fees and telecommunications taxes	(11,459)	(9,455)	(6,414)	(5,242)	(32,570)
Total costs used in the calculation of CCU	$390,487	$377,729	$397,852	$386,423	$1,552,491
Weighted-average number of customers	5,650,349	5,766,438	5,743,943	5,735,799	5,724,152
CCU	$23.04	$21.83	$23.09	$22.46	$22.60

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (in thousands):

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Operating income (loss)	$(18,110)	$12,337	$(16,053)	$(3,526)	$(25,352)
Plus depreciation and amortization	126,674	136,137	144,904	140,711	548,426
OIBDA	$108,564	$148,474	$128,851	$137,185	$523,074
Plus (gain) loss on sale, exchange or disposal of assets, net	349	4,646	678	(8,295)	(2,622)
Plus impairments and other charges	—	631	23,693	2,446	26,770
Plus share-based compensation expense	3,579	6,946	1,030	3,773	15,328
Adjusted OIBDA	$112,492	$160,697	$154,252	$135,109	$562,550

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity by selling non-core assets or through future capital market transactions. We had a total of $751.0 million in unrestricted cash, cash equivalents and short-term investments as of December 31, 2011. We generated $387.5 million of net cash from operating activities during the year ended December 31, 2011, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets and product offerings continue to develop and our business continues to grow. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations, as well as our current business investment initiatives.

Our current business investment initiatives include our plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We successfully launched a commercial trial market in late 2011 and plan to cover up to approximately 25 million POPs with LTE in 2012. Other current business investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. In addition, we plan to continue to strengthen and expand our distribution, including through the wholesale agreement we have entered into, which we use to offer Cricket services in nationwide retailers outside of our current network footprint. For our estimate of total capital expenditures for fiscal 2012, and projected capital expenditures for these current business investment initiatives over the next several years, see the discussion below under "—Capital Expenditures, Significant Acquisitions and Other Transactions."

We may also pursue other activities to build our business, which could be significant. As we continue to expand the size and scope of our business, we may enter into agreements with other vendors that contain significant purchase or revenue commitments to enable us to obtain more favorable overall terms and conditions for attractive products and services. Other business investment initiatives could include the launch of additional new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets, entering into partnerships with others or the acquisition of all or portions of other wireless communications companies or complementary businesses. We do not intend to pursue any of these other business investment initiatives at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business investment initiatives and any such other activities.

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial and operating performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected financial and operating results, the competitive landscape and other factors. Our projections regarding future capital and operating requirements and liquidity are based upon current operating, financial and competitive information and projections regarding our business and its financial performance. There are a number of risks and uncertainties (including the risks to our business described above and others set forth in this report in Part I - Item 1A. under the heading entitled “Risk Factors”) that could cause our financial and operating results and capital requirements to differ materially from our projections and that could cause our liquidity to differ materially from the assessment set forth above.

As of December 31, 2011, we had $3,220.7 million in senior indebtedness outstanding, which was comprised of $250 million in aggregate principal amount of 4.5% convertible senior notes due 2014, $300 million in aggregate principal amount of 10.0% unsecured senior notes due 2015, $21.9 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016 and $1,600 million in aggregate principal amount of 7.75% unsecured senior notes due 2020, as more fully described below. The indentures governing Cricket's secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to take certain actions, including incurring additional indebtedness beyond specified thresholds.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization, and we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under the indentures governing Cricket's secured and unsecured senior notes. Also, as our markets and product offerings continue to develop and our business continues to grow, we expect that increased cash flows will result in improvements in our consolidated leverage ratio. In addition, although our $3,220.7 million of senior indebtedness bears interest at fixed rates, we continue to review changes and trends in interest rates to evaluate possible hedging activities we could consider implementing. As a result of the actions described above, and our expected cash generated from operations and other sources of liquidity, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

The following table shows cash flow information for the three years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	387,509	312,278	284,317
Net cash used in investing activities	(779,975)	(123,952)	(875,792)
Net cash provided by (used in) financing activities	386,919	(12,535)	408,766

Operating Activities

Net cash provided by operating activities increased $75.2 million, or 24.1%, for the year ended December 31, 2011 compared to the corresponding period of the prior year. This increase was primarily attributable to increased operating income, exclusive of non cash items such as depreciation and amortization, impairments and other charges and changes in working capital.

Net cash provided by operating activities increased by $27.9 million, or 9.8%, for the year ended December 31, 2010 compared to the corresponding period of the prior year. This increase was primarily attributable to changes in working capital.

Investing Activities

Net cash used in investing activities was $780.0 million during the year ended December 31, 2011, which included the effects of the following transactions during the period:

•	We purchased $441.7 million of property and equipment for the ongoing maintenance and development of our network and other business assets.

•	We made investment purchases of $826.2 million, offset by sales or maturities of investments of $487.9 million.

•
We received an $18.2 million dividend from one of our equity method investees on July 1, 2011, of which approximately $11.6 million was reflected as cash from investing activities, as it represented a return of our original investment.

Net cash used in investing activities was $124.0 million for the year ended December 31, 2010, which included the effects of the following transactions:

•	We purchased $398.9 million of property and equipment for the ongoing growth and development of markets in commercial operation and other internal capital projects.

•	We made investment purchases of $488.5 million, offset by sales or maturities of investments of $816.2 million.

•	We acquired certain assets from Pocket for approximately $40.7 million, which we contributed to our South Texas joint venture, STX Wireless.

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

Financing Activities

Net cash provided by financing activities was $386.9 million for the year ended December 31, 2011, which included the effects of the following transactions during the period:

•	We issued $400 million of additional 7.75% senior notes due 2020, which resulted in net proceeds of $396.8 million.

•	We prepaid approximately $23.6 million in principal amount of our non-negotiable promissory note maturing in 2015.

•	We received proceeds of approximately $25.8 million from the sale lease-back financing related to certain of our telecommunications towers and related assets.

Net cash used in financing activities was $12.5 million for the year ended December 31, 2010, which included the effects of the following transactions:

•
We issued $1,200 million of 7.75% senior notes due 2020, which resulted in net proceeds of $1,179.9 million. This note issuance was offset by the payment to repurchase and redeem all of our $1,100 million of outstanding 9.375% senior notes due 2014.

•	We made payments of $24.2 million to acquire all of the remaining membership interests we did not previously own in LCW.

•	We made payments of $12.1 million to repay and discharge all amounts outstanding under LCW's former senior secured credit agreement.

•	We made payments of $53.5 million to acquire all of the remaining membership interests we did not previously own in Denali.

Net cash provided by financing activities was $408.8 million during the year ended December 31, 2009, which included the effects of the following transactions:

•
We issued $1,100 million of 7.75% senior secured notes due 2016, which resulted in net proceeds of $1,057.5 million. This note issuance was offset by the payment of $875.3 million to repay and discharge all amounts outstanding under our former credit agreement. In addition, we incurred $16.2 million in debt issuance costs in connection with the issuance of the senior secured notes.

•
We made payments of $2.3 million under our former credit agreement during the first quarter of 2009 and a subsidiary of LCW made payments of $20.3 million under its former senior secured credit agreement, which included a $17.0 million repayment of principal in connection with an amendment to the senior secured credit agreement.

•	We sold an aggregate of 7,000,000 shares of Leap common stock in an underwritten public offering, resulting in aggregate net proceeds of $263.7 million.

•	We issued common stock upon the exercise of stock options held by our employees, resulting in aggregate net proceeds of $3.4 million.

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On November 4, 2010, we launched a tender offer to purchase for cash our $1,100 million in aggregate principal amount of outstanding 9.375% senior notes due 2014. Concurrently with the tender offer, we also solicited consents from the holders of the notes to eliminate certain covenants in and amend certain provisions of the indenture governing the notes. We accepted tenders on November 19, 2010 and December 6, 2010 for approximately $915.8 million in aggregate principal amount of the notes in connection with the tender offer. The holders of the accepted notes received total consideration of $1,050.63 per $1,000 principal amount of notes tendered prior to the early settlement date, which included a $20 consent payment per $1,000 principal amount of notes tendered, and $1,030.63 per $1,000 principal amount of notes tendered thereafter. The total cash payment to purchase the tendered notes, including accrued and unpaid interest up to, but excluding, the applicable date of purchase, was approximately $996.5 million, which we obtained from the issuance of $1,200 million of 7.75% senior notes due 2020 on November 19, 2010, as discussed below.

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

As a result of the repurchase and redemption of all of our 9.375% senior notes due 2014, we recognized a $54.5 million loss on extinguishment of debt during the year ended December 31, 2010, which was comprised of $46.6 million in tender offer consideration (including $18.3 million in consent payments), $1.1 million in dealer manager fees, $8.6 million in redemption premium, $10.7 million in unamortized debt issuance costs and $0.2 million in related professional fees, net of $12.7 million in unamortized premium.

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

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap's capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap's capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap's board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option.

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

Prior to July 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at July 15, 2012 plus (2) all remaining required interest payments due on such notes through July 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after July 15, 2012, at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months beginning on July 15, 2012 and 2013, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on July 15, 2014 or thereafter, plus accrued and unpaid interest thereon to the redemption date.

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

Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali, an entity in which Cricket owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year to year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. On May 4, 2011, Cricket prepaid approximately $15.1 million in principal amount of the note. As of December 31, 2011 and December 31, 2010, $21.9 million and $45.5 million in principal amount of indebtedness was outstanding under the note, respectively.

On November 3, 2011, Savary Island entered into a license purchase agreement with Verizon Wireless, as further discussed below in “-Capital Expenditures, Significant Acquisitions and Other Transactions,” in which Savary Island has agreed to sell AWS spectrum in various markets to Verizon Wireless for $172 million. Certain of the spectrum Savary Island has agreed to sell to Verizon Wireless is secured by a lien in favor of the holder of the non-negotiable promissory note. Accordingly, in connection with the closing of the Verizon Wireless transaction, we expect to repay the balance of the non-negotiable promissory note in full. The closing of the Verizon Wireless transaction is subject to customary closing conditions, including the consent of the FCC. As we expect that the closing of the Verizon Wireless transaction will occur within a year, we have classified the entire balance of the non-negotiable promissory note as current maturities of long-term debt on our consolidated balance sheet as of December 31, 2011.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2011, the effective interest rate on the notes was 7.96%, which includes the effect of the discount accretion.

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

The notes and the guarantees are secured on a pari passu basis with all of Leap's, Cricket's and the guarantors' obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 2.5 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds we received in connection with the issuance of the additional notes was recorded in long-term debt in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2011, the effective interest rate on the initial $1,200 million tranche and the additional $400 million tranche of the notes was 7.87% and 7.81%, respectively, both of which include the effect of the discount accretion.

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

Prior to October 15, 2013, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to October 15, 2015, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at October 15, 2015 plus (2) all remaining required interest payments due on such notes through October 15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after October 15, 2015, at a redemption price of 103.875%, 102.583% and 101.292% of the principal amount thereof if redeemed during the twelve months beginning on October 15, 2015, 2016 and 2017, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on October 15, 2018 or thereafter, plus accrued and unpaid interest thereon to the redemption date.

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

Fair Value of Financial Instruments and Non-Financial Assets

As more fully described in Note 4 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report, we apply the authoritative guidance for fair value measurements to our assets and liabilities. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of December 31, 2011 and December 31, 2010, none of our financial assets required fair value to be measured using Level 3 inputs. However, as more fully described in Note 4 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report, we have non-financial assets measured at fair value using Level 3 inputs on a non-recurring basis.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the year ended December 31, 2011, we incurred approximately $441.7 million of capital expenditures. These capital expenditures were primarily for the ongoing maintenance and development of our network and other business assets and the initial deployment of next-generation LTE network technology. During the year ended December 31, 2010, we incurred approximately $398.9 million of capital expenditures. These capital expenditures were primarily for the ongoing growth and development of markets in commercial operations and other internal capital projects.

Total capital expenditures for 2012 are expected to be between $600 million and $650 million. These capital expenditures are primarily expected to support our initial deployment of LTE network technology, the ongoing maintenance and development of our network and other business assets and other capital projects.

We currently target annual capital expenditures to support the ongoing maintenance and development of our network and other business assets in the mid-teens as a percentage of our annual service revenues generated in our current network footprint, and we currently expect to continue capital expenditures in a similar range over the next several years. The actual amount of capital expenditures we spend in future years for these purposes may vary as a result of numerous factors, including our then-available capital resources and customer usage of our network resources.

As previously noted, we currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We successfully launched a commercial trial market in late 2011 and plan to cover up to approximately 25 million POPs with LTE in 2012. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. Approximately half of the estimated capital expenditures for LTE deployment are included in our capital expense budget for the ongoing maintenance and development of our network and other business assets. The actual amount we spend to deploy LTE each year will depend upon multiple factors, including the scope and pace of our deployment activities.

Other Transactions

On November 30, 2011, we and Savary Island assigned 10 MHz of unused wireless spectrum in Indianapolis, IN, Minneapolis, MN and Syracuse, NY to T-Mobile and its affiliates as part of a license exchange transaction. In exchange, Cricket received 10 MHz of additional wireless spectrum in seven existing Cricket markets in Texas, Colorado, Oklahoma and New Mexico and canceled a portion of the indebtedness owed by Savary Island to Cricket. In connection with this transaction we recognized a non-cash net gain of approximately $20.5 million.

On November 3, 2011, Savary Island entered into a license purchase agreement with Verizon Wireless to sell AWS spectrum in various markets to Verizon Wireless for $172 million. Savary Island has agreed to use substantially all of the proceeds from this sale to prepay a portion of its indebtedness to Cricket at the closing of the transaction. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be sold by Savary Island to Verizon Wireless have been classified as assets held for sale at their carrying value of $85.2 million in our consolidated balance sheet as of December 31, 2011.

Also on November 3, 2011, we entered into license purchase agreements to acquire 12 MHz of 700 MHz A block spectrum in Chicago from Verizon Wireless for $204 million and to sell excess PCS and AWS spectrum in various markets across the U.S to Verizon Wireless for $188 million. The additional spectrum in the Chicago area will supplement the 10 MHz of spectrum we currently operate in Chicago. The closing of both transactions is subject to customary closing conditions, including the consent of the FCC. We currently anticipate that both transactions will close simultaneously. The wireless licenses to be sold by us to Verizon Wireless have been classified as assets held for sale at their carrying value of $119.1 million in our consolidated balance sheet as of December 31, 2011. As a result of the closing of these two license purchase transactions, and the one between Savary Island and Verizon Wireless described above, we expect to receive aggregate net cash proceeds of more than $100 million (after deducting related expenses and the repayment in full of our non-negotiable promissory note due 2015).  However, the closings under these license purchase agreements are not conditioned upon one another, and we cannot assure you that any or all of these transactions will be consummated.

On June 30, 2011, one of our equity method investees declared a cash dividend and paid the dividend with funds borrowed under a third-party line of credit. Our share of the dividend based on our ownership percentage was $18.2 million and was received in full on July 1, 2011. In the consolidated statement of cash flows for the year ended December 31, 2011, we presented the portion of the dividend equal to our share of accumulated profits (approximately $6.6 million) as cash from operating activities and the remainder (approximately $11.6 million) as cash from investing activities, as it represented a return of our original investment.

On February 11, 2011, we entered into an agreement with Global Tower, LLC or GTP, to sell certain of our telecommunications tower assets in one or more closings. During the second and third quarters of 2011, we sold those telecommunications towers and related assets for approximately $25.8 million. The transaction was structured as a sale lease-back financing, in which we entered into a 10-year lease agreement with GTP to continue our commercial use of the towers. Accordingly, we recorded a capital lease obligation of $25.8 million, which was equal to the proceeds received from GTP.

Wholesale Agreement

In August 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which we use to offer Cricket services in nationwide retailers outside of our current network footprint. We and Sprint amended the agreement in July 2011 to, among other things, revise the amount of the annual minimum revenue commitments for the years 2011 and 2013.
The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, we will pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. We have agreed to provide Sprint with a minimum of $300 million of revenue under the agreement, as amended, over the initial five-year term (against which we can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provided in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall. In 2011, we utilized services from Sprint at levels which substantially satisfied our $20 million minimum revenue commitment.
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

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement of STX Wireless, or the STX LLC Agreement. Under the STX LLC Agreement, Pocket has the right to put, and we have the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to us all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). We have the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to us by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the years ended December 31, 2011 and December 31, 2010, we recorded a net accretion benefit of $8.9 million and accretion charges of $48.1 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption values of $90.7 million and $99.5 million, respectively. Additionally, and in accordance with the STX LLC Agreement, STX Wireless made pro-rata distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively, with respect to their estimated tax liabilities resulting from STX Wireless' earnings relating to the year ending December 31, 2011. We recorded the distribution to Pocket as an adjustment to additional paid-in-capital in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of operations. The distribution made to Cricket was eliminated in consolidation.

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

During 2011, we completed the integration of the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the STX Wireless joint venture operate more efficiently. During the year ended December 31, 2011, we incurred approximately $26.4 million of integration charges relating primarily to certain leased cell site and retail store locations contributed to STX Wireless that it no longer uses, which were recorded in impairments and other charges within our consolidated statements of operations. As of December 31, 2011, integration activities were substantially complete and we do not expect to incur additional significant integration costs.

In a separate transaction, on January 3, 2011, we acquired Pocket's customer assistance call center for $850,000. We accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

Savary Island Venture

Cricket owns an 85% non-controlling membership interest in Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us. On December 27, 2010, immediately prior to Cricket's purchase of the remaining 17.5% controlling membership interest in Denali that it did not previously own, Denali contributed all of its wireless spectrum outside of its Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a “very small business” designated entity under FCC regulations. Ring Island contributed $5.1 million of cash to Savary Island in exchange for a 15% controlling membership interest. On March 31, 2011, Denali and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

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

We attribute profits and losses to Ring Island's redeemable non-controlling interest each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital.  However, we would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest are presented in accretion of redeemable non-controlling interests and distributions, net of tax, in our consolidated statements of operations.  As of December 31, 2011 and December 31, 2010, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, or the Savary Island Credit Agreement to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. In connection with the closing of the license exchange transaction with T-Mobile and its affiliates on November 30, 2011 (see above “-Other Transactions”), Savary Island assigned 10 MHz of unused wireless spectrum in Indianapolis, IN and Minneapolis, MN to T-Mobile and its affiliates and Cricket canceled $41.1 million in principal amount of indebtedness owed by Savary Island under the Savary Island Credit Agreement. As of December 31, 2011 and December 31, 2010, borrowings outstanding under the Savary Island Credit Agreement (excluding accrued interest) totaled $170.5 million and $211.6 million, respectively. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are due in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Contractual Obligations

The following table sets forth estimated amounts and timing of our minimum contractual payments as of December 31, 2011 for the next five years and thereafter (in thousands). Future events, including potential refinancing of our long-term debt, could cause actual payments to differ significantly from these amounts.

	2012	2013-2014	2015-2016	Thereafter	Total
Long-term debt(1)	$21,911	$250,000	$1,400,000	$1,600,000	$3,271,911
Capital leases(2)	7,058	14,116	10,710	18,597	50,481
Operating leases	261,260	523,131	459,463	477,455	1,721,309
Purchase obligations(3)	308,321	479,187	273,388	—	1,060,896
Contractual interest(4)	251,764	497,393	381,808	470,167	1,601,132
Total	$850,314	$1,763,827	$2,525,369	$2,566,219	$7,705,729
____________

(1)
Amounts shown for Cricket's long-term debt include principal only and exclude the effects of discount accretion on our $1,100 million of 7.75% senior secured notes due 2016 and $1,600 million of 7.75% senior notes due 2020. Interest on the debt, calculated at the current interest rate, is stated separately.

(2)	Amounts shown for Cricket's capital leases include principal and interest.
(3)
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms including (a) fixed or minimum quantities to be purchased, (b) fixed, minimum or variable price provisions, and (c) the approximate timing of the transaction. These amounts exclude purchase orders already reflected in our current liabilities.

(4)	Contractual interest is based on the current interest rates in effect at December 31, 2011 for debt outstanding as of that date.

The table above does not include the following contractual obligations relating to STX Wireless: (1) Cricket's obligation to pay to Pocket, if Pocket exercises its right to sell its membership interest in STX Wireless to Cricket, an amount equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, which amount is estimated to be approximately $90.7 million as of December 31, 2011; and (2) STX Wireless' obligation to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million.

The table above does not include the following contractual obligations relating to Savary Island: (1) Cricket's obligation to pay to Ring Island, if Ring Island exercises its right to sell its membership interest in Savary Island, an amount equal to Ring Island's equity contributions to Savary Island less any optional distributions made to Ring Island plus $150,000, which amount is estimated to be approximately $5.3 million as of December 31, 2011; and (2) Cricket's obligation under the Savary Island Credit Agreement to loan Savary Island up to $5.0 million to fund its working capital needs.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board or FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (ASU 2011-04). ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective for us beginning in the first quarter of 2012 and is to be applied prospectively. We anticipate that the adoption of this standard will not significantly expand our consolidated financial statement footnote disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (ASU 2011-05). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for us beginning in the first quarter of 2012 and is to be applied retrospectively.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Goodwill Impairment Testing,” (ASU 2011-08). ASU 2011-08 simplifies the requirements for testing for goodwill impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in the authoritative guidance for goodwill. This new guidance is effective for us beginning in the first quarter of 2012 and will be applied prospectively. We anticipate that the adoption of this standard will not materially impact us or our consolidated financial statement footnote disclosures.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 7A.     Qualitative and Quantitative Disclosures about Market Risk

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

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Diego, California
February 17, 2012

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2011	2010

Assets
Cash and cash equivalents	$345,243	$350,790
Short-term investments	405,801	68,367
Inventories	116,957	104,241
Deferred charges	57,979	47,343
Other current assets	134,457	91,010
Total current assets	1,060,437	661,751
Property and equipment, net	1,957,374	2,036,645
Wireless licenses	1,788,970	1,968,075
Assets held for sale (Note 6)	204,256	—
Goodwill	31,886	31,094
Intangible assets, net	41,477	64,843
Other assets	68,290	72,415
Total assets	$5,152,690	$4,834,823
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$460,278	$346,869
Current maturities of long-term debt	21,911	8,500
Other current liabilities	256,357	221,077
Total current liabilities	738,546	576,446
Long-term debt	3,198,749	2,832,070
Deferred tax liabilities	333,804	295,703
Other long-term liabilities	172,366	114,534
Total liabilities	4,443,465	3,818,753
Redeemable non-controlling interests	95,910	104,788
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 78,924,049 and 78,437,309 shares issued and outstanding at December 31, 2011 and 2010, respectively	8	8
Additional paid-in capital	2,175,436	2,155,712
Accumulated deficit	(1,561,417)	(1,243,740)
Accumulated other comprehensive loss	(712)	(698)
Total stockholders' equity	613,315	911,282
Total liabilities and stockholders' equity	$5,152,690	$4,834,823

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Service revenues	$2,829,281	$2,482,601	$2,241,988
Equipment revenues	241,850	214,602	239,333
Total revenues	3,071,131	2,697,203	2,481,321
Operating expenses:
Cost of service (exclusive of items shown separately below)	981,203	840,635	707,165
Cost of equipment	817,920	591,994	561,262
Selling and marketing	369,257	414,318	411,564
General and administrative	355,529	361,571	358,452
Depreciation and amortization	548,426	457,035	410,697
Impairments and other charges (Note 10)	26,770	477,327	639
Total operating expenses	3,099,105	3,142,880	2,449,779
Gain (loss) on sale, exchange or disposal of assets, net	2,622	(5,061)	(418)
Operating income (loss)	(25,352)	(450,738)	31,124
Equity in net income of investees, net	2,984	1,912	3,946
Interest income	245	1,010	3,806
Interest expense	(256,175)	(243,377)	(210,389)
Other income (loss), net	(2)	3,209	469
Loss on extinguishment of debt	—	(54,558)	(26,310)
Loss before income taxes	(278,300)	(742,542)	(197,354)
Income tax expense	(39,377)	(42,513)	(40,609)
Net loss	(317,677)	(785,055)	(237,963)
Accretion of redeemable non-controlling interests and distributions, net of tax	3,050	(86,898)	(1,529)
Net loss attributable to common stockholders	$(314,627)	$(871,953)	$(239,492)
Loss per share attributable to common stockholders:
Basic	$(4.11)	$(11.49)	$(3.30)
Diluted	$(4.11)	$(11.49)	$(3.30)
Shares used in per share calculations:
Basic	76,534	75,917	72,515
Diluted	76,534	75,917	72,515

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(317,677)	$(785,055)	$(237,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	15,328	36,609	42,713
Depreciation and amortization	548,426	457,035	410,697
Accretion of asset retirement obligations	3,061	2,503	1,888
Non-cash interest items, net	13,178	11,446	8,357
Non-cash loss on extinguishment of debt	—	(2,040)	8,805
Deferred income tax expense	35,316	39,263	38,164
Impairments and other charges	22,423	477,327	639
(Gain) loss on sale, exchange or disposal of assets, net	(2,732)	5,061	418
Equity in net (income) loss of investees, net of cash dividend	3,628	(1,912)	(3,946)
Changes in assets and liabilities:
Inventories and deferred charges	(23,352)	(2,469)	(20,491)
Other assets	(40,970)	(16,791)	(18,759)
Accounts payable and accrued liabilities	87,668	63,120	5,674
Other liabilities	43,212	28,181	48,121
Net cash provided by operating activities	$387,509	$312,278	$284,317
Investing activities:
Acquisition of a business	(850)	(40,730)	—
Purchases of property and equipment	(441,656)	(398,894)	(699,525)
Change in prepayments for purchases of property and equipment	(9,944)	1,412	5,691
Purchases of wireless licenses and spectrum clearing costs	(4,880)	(13,319)	(35,356)
Proceeds from sales of wireless licenses and operating assets	5,070	—	2,965
Purchases of investments	(826,233)	(488,450)	(883,173)
Sales and maturities of investments	487,860	816,247	733,268
Purchase of membership units of equity investment	—	(967)	—
Dividend received from equity investee	11,606	—	—
Change in restricted cash	(948)	749	338
Net cash used in investing activities	(779,975)	(123,952)	(875,792)
Financing activities:
Proceeds from issuance of long-term debt	396,772	1,179,876	1,057,474
Repayment of long-term debt	(23,589)	(1,118,096)	(897,904)
Payment of debt issuance costs	(7,269)	(1,308)	(16,200)
Purchase of non-controlling interest	—	(77,664)	—
Non-controlling interest contribution	—	5,100	—
Proceeds from issuance of common stock, net	1,346	1,535	267,105
Proceeds from sale lease-back financing	25,815	—	—
Other	(6,156)	(1,978)	(1,709)
Net cash provided by (used in) financing activities	386,919	(12,535)	408,766
Net increase (decrease) in cash and cash equivalents	(5,547)	175,791	(182,709)
Cash and cash equivalents at beginning of period	350,790	174,999	357,708
Cash and cash equivalents at end of period	$345,243	$350,790	$174,999

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2008	69,515,526	7	1,839,313	(220,722)	(5,922)	1,612,676
Components of comprehensive loss:
Net loss	—	—	—	(237,963)	—	(237,963)
Net unrealized holding gains on investments, net of tax	—	—	—	—	816	816
Swaplet amortization and reclassification of losses included in earnings on derivative instruments, including tax effect	—	—	—	—	6,119	6,119
Comprehensive loss						(231,028)
Share-based compensation expense	—	—	43,306	—	—	43,306
Accretion of redeemable non-controlling interests, net of tax	—	—	(1,529)	—	—	(1,529)
Issuance of common stock	7,000,000	1	263,718	—	—	263,719
Issuance of common stock under share-based compensation plans, net of repurchases	1,008,514	—	3,386	—	—	3,386
Balance at December 31, 2009	77,524,040	8	2,148,194	(458,685)	1,013	1,690,530
Components of comprehensive loss:
Net loss	—	—	—	(785,055)	—	(785,055)
Net unrealized holding losses on investments, net of tax	—	—	—	—	(254)	(254)
Less: reclassification adjustment for losses included in net loss, net of tax	—	—	—	—	(1,457)	(1,457)
Comprehensive loss						(786,766)
Share-based compensation expense	—	—	36,609	—	—	36,609
Accretion of redeemable non-controlling interests, net of tax	—	—	(86,898)	—	—	(86,898)
Issuance of common stock under share-based compensation plans, net of repurchases	913,269	—	1,535	—	—	1,535
Gain on formation of joint ventures, net of tax	—	—	56,272	—	—	56,272
Balance at December 31, 2010	78,437,309	8	2,155,712	(1,243,740)	(698)	911,282
Components of comprehensive loss:
Net loss	—	—	—	(317,677)	—	(317,677)
Net unrealized holding losses on investments, net of tax	—	—	—	—	(14)	(14)
Comprehensive loss						(317,691)
Share-based compensation expense	—	—	15,328	—	—	15,328
Accretion of redeemable non-controlling interests, net of tax	—	—	5,124	—	—	5,124
Issuance of common stock under share-based compensation plans, net of repurchases	486,740	—	1,346	—	—	1,346
Preferred distributions to joint venture partners	—	—	(2,074)	—	—	(2,074)
Balance at December 31, 2011	78,924,049	8	2,175,436	(1,561,417)	(712)	613,315

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company

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

Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by the Company's joint venture, STX Wireless Operations, LLC (“STX Operations”), which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless, LLC (“STX Wireless”). In addition, Cricket owns an 85% non-controlling membership interest in Savary Island Wireless, LLC (“Savary Island”), which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to Cricket. For more information regarding the ventures described above, see Note 6.

Leap, Cricket and their subsidiaries and consolidated joint ventures are collectively referred to herein as the “Company.”

Note 2.        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management's estimates.

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

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the years ended December 31, 2011, 2010 and 2009, all of the Company's revenues and long-lived assets related to operations in the United States.

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

When the Company activates service for a new customer, it often sells that customer a device along with a period of service. In accordance with the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with service constitutes a multiple element arrangement. Under this guidance, once a company has determined the best estimate of selling price of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative selling price basis. Applying the guidance to these transactions results in the Company recognizing the total consideration received, less amounts allocated to the wireless service period (generally the customer's monthly service plan), as equipment revenue.

Amounts allocated to equipment revenues and related costs from the sale of devices are recognized when service is activated by new customers. Revenues and related costs from the sale of devices and accessories to existing customers are recognized at the point of sale. The costs of devices and accessories sold are recorded in cost of equipment. In addition to devices that the Company sells directly to its customers at Cricket-owned stores, the Company sells devices to third-party dealers, including nationwide retailers. These dealers then sell the devices to the ultimate Cricket customer, similar to the sale made at a Cricket-owned store. Sales of devices to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions and commissions ultimately available to such dealers is not reliably estimable until the devices are sold by such dealers to customers. Thus, revenues from devices sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the devices are recorded as deferred charges upon shipment of the devices by the Company. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. The service plans the Company currently offers are "all-inclusive" of telecommunications and regulatory fees, in that the Company does not separately bill and collect amounts owed and remitted to government agencies from its customers. For the Company's legacy service plans, which are not "all-inclusive," the Company separately bills and collects from its customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from the Company's customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the years ended December 31, 2011, 2010 and 2009 the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $32.6 million, $108.4 million and $96.4 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Costs and Expenses

The Company's costs and expenses include:

Cost of Service. The major components of cost of service are: charges from other communications companies for long distance, roaming and content download services provided to the Company's customers; charges from other communications companies for their transport and termination of calls originated by the Company's customers and destined for customers of other networks; expenses for tower and network facility rent, engineering operations, field technicians and utility and maintenance charges, and salary and overhead charges associated with these functions; and regulatory fees and telecommunications taxes, including Universal Service Fund and E-911 fees.

Cost of Equipment. Cost of equipment primarily includes the cost of devices and accessories purchased from third-party vendors and resold to the Company's customers in connection with its services, as well as the lower of cost or market write-downs associated with excess or obsolete devices and accessories.

Selling and Marketing. Selling and marketing expenses primarily include advertising expenses, promotional and public relations costs associated with acquiring new customers, store operating costs (such as retail associates' salaries and rent), and salary and overhead charges associated with selling and marketing functions.

General and Administrative. General and administrative expenses primarily include call center and other customer care program costs and salary, overhead and outside consulting costs associated with the Company's customer care, billing, information technology, finance, human resources, accounting, legal and executive functions.

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

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations and has classified such amounts as restricted in its consolidated balance sheets. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of December 31, 2011, the Company had approximately $3.6 million and $8.8 million of restricted cash, cash equivalents and short-term investments, included in other current assets and other assets, respectively. As of December 31, 2010, the Company had approximately $3.6 million and $7.8 million of restricted cash, cash equivalents and short-term investments, included in other current assets and other assets, respectively.

Fair Value of Financial Instruments

The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance. See Note 3 for further discussion regarding the Company's measurement of assets and liabilities at fair value.

Inventories and Deferred Charges

Inventories consist of devices and accessories not yet placed into service and units designated for the replacement of damaged customer devices, and are stated at the lower of cost or market using the average cost method. Devices sold to third party dealers and nationwide retailers are recorded as deferred charges upon shipment of the devices by the Company. The deferred charges are recognized as cost of equipment when service is activated by the customer.

Property and Equipment

Property and equipment are initially recorded at cost. Additions and improvements are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.

The following table summarizes the depreciable lives for property and equipment (in years):

Depreciable Life
Network equipment:
Switches	10
Switch power equipment	15
Cell site equipment and site improvements	7
Towers	15
Antennae	5
Computer hardware and software	3-5
Furniture, fixtures retail and office equipment	3-7

The Company's network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category and depreciation commences. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are attributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the years ended December 31, 2011 and 2010, the Company did not capitalize any interest to property and equipment.

In accordance with the authoritative guidance for accounting for costs of computer software developed or obtained for internal use, certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 31, 2011 and 2010, the Company capitalized internal use software costs of $88.6 million and $114.5 million, respectively, to property and equipment, and amortized internal use software costs of $56.5 million and $32.8 million, respectively.

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that their respective carrying values may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. There were no events or circumstances that occurred during the year ended December 31, 2011 that indicated that the carrying value of any long-lived assets may not be recoverable.

In August 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel which the Company uses to offer Cricket services in nationwide retailers outside of its current network footprint. This agreement allowed it to strengthen and expand its distribution and provided it greater flexibility with respect to its network expansion plans. As a result, after entering into this wholesale agreement, the Company determined to spend an increased portion of its planned capital expenditures on the deployment of next-generation LTE technology and to defer its previously planned network expansion activities. As a result of these developments, costs for certain network design, site acquisition and capitalized interest relating to the expansion of its network which has been previously accumulated in construction-in-progress were determined to be impaired and the Company recorded an impairment charge of $46.5 million during the third quarter of 2010.

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. In addition on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for goodwill and other intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The Company's annual impairment test is conducted each year during the third quarter as further discussed in Note 5.

Wireless Licenses

The Company operates networks under Personal Communications Services (“PCS”) and Advanced Wireless Services (“AWS”) wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are recorded at cost when acquired and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for either no or a nominal fee and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of the Company's or Savary Island's PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful lives of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The Company also tests its wireless licenses for impairment on an annual basis in accordance with the authoritative guidance for goodwill and other intangible assets. The Company's annual impairment test is conducted each year during the third quarter. Refer to Note 5 for further discussion regarding the Company's impairment evaluation of wireless licenses.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of December 31, 2011 and 2010, goodwill of $31.9 million and $31.1 million, respectively, primarily represented the excess of the purchase price over the fair values of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture. Refer to Note 6 for further discussion of the Company's purchase price allocation and determination of goodwill. Goodwill is tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. The Company's annual impairment test is conducted each year during the third quarter. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for the impairment or disposal of long-lived assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. Refer to Note 5 for further discussion regarding the Company's goodwill impairment evaluation.

Other Intangible Assets

The Company's other intangible assets consist of trademarks and customer relationships. The Company's trademarks were recorded upon adoption of fresh-start reporting and are being amortized on a straight-line basis over their estimated useful lives of fourteen years. Customer relationships acquired in connection with the Company's acquisition of Hargray Wireless, LLC (“Hargray Wireless”) in 2008 and the formation of the STX Wireless joint venture in the fourth quarter of 2010 are amortized on an accelerated basis over a useful life of up to four years. The Company assesses potential impairments to its other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by the intangible asset is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Amortization expense for other intangible assets for the years ended December 31, 2011, 2010 and 2009 was $23.4 million, $10.1 million and $5.3 million, respectively. Estimated amortization expense for other intangible assets is $16.8 million for 2012, $10.6 million for 2013, $4.6 million for 2014, $2.6 million for 2015, $2.6 million for 2016, and $4.2 million thereafter.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and for investments in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company's share of net earnings or losses of the investee. The Company's ownership interest in equity method investees ranges from approximately 6% to 20% of outstanding membership units. The carrying value of the Company's investments in its equity method investees was $11.0 million and $26.7 million as of December 31, 2011 and 2010, respectively. During the years ended December 31, 2011, 2010 and 2009, the Company's share of earnings in its equity method investees (net of its share of their losses) was $3.0 million, $1.9 million and $3.9 million, respectively.

On June 30, 2011, one of the Company's equity method investees declared a cash dividend and paid the dividend with funds borrowed under a third-party line of credit. The Company's share of the dividend based on its ownership percentage was $18.2 million and was received in full on July 1, 2011. In the consolidated statement of cash flows for the year ended December 31, 2011, the Company presented the portion of the dividend equal to its share of accumulated profits (approximately $6.6 million) as cash from operating activities and the remainder (approximately $11.6 million) as cash from investing activities, as it represented a return of the Company's original investment.

The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the performance of the investee in relation to its business plan, the investee's revenue and cost trends, liquidity and cash position, market acceptance of the investee's products or services, any significant news that has been released regarding the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a reduction to the carrying value of its investment and a corresponding charge to the consolidated statements of operations.

Concentrations

The Company generally relies on one key vendor for billing services, a limited number of vendors for device logistics, a limited number of vendors for its voice and data communications transport services and a limited number of vendors for payment processing services. Loss or disruption of these services could materially adversely affect the Company's business.

The networks the Company operates do not, by themselves, provide national coverage and it must pay fees to other carriers who provide roaming or wholesale services to the Company. The Company currently relies on roaming agreements with several carriers for the majority of its voice services and generally on one key carrier for its data roaming services. The Company has also entered into a wholesale agreement which the Company uses to offer Cricket services in nationwide retailers outside of its current network footprint. If the Company were unable to obtain or maintain cost-effective roaming or wholesale services for its customers in geographically desirable service areas, the Company's competitive position, business, financial condition and results of operations could be materially adversely affected.

Operating Leases

Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other long-term liabilities in the consolidated balance sheets. Rent expense totaled $260.6 million, $252.5 million and $234.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Asset Retirement Obligations

The Company recognizes an asset retirement obligation and an associated asset retirement cost when it has a legal obligation in connection with the retirement of tangible long-lived assets. These obligations arise from certain of the Company's leases and relate primarily to the cost of removing its equipment from such lease sites and restoring the sites to their original condition. When the liability is initially recorded, the Company capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. The liability is initially recorded at its present value and is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is recorded in cost of service in the consolidated statements of operations. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in operating expenses in the consolidated statements of operations.

The following table summarizes the Company's asset retirement obligations as of and for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Asset retirement obligations, beginning of year	$31,663	$25,749
Liabilities incurred	193	270
Liabilities assumed by STX Wireless in connection with the formation of the joint venture	(828)	3,272
Accretion expense	3,061	2,503
Decommissioned sites	(1,170)	(131)
Asset retirement obligations, end of year	$32,919	$31,663

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $115.8 million, $137.6 million and $151.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Share-based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee's requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2011.

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

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2011, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $1.9 million Texas Margins Tax (“TMT”) credit. Accordingly, at December 31, 2011 and 2010, the Company recorded a valuation allowance offsetting substantially all of its deferred tax assets. The Company will continue to monitor the positive and negative factors to assess whether it is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company's tax provision. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

The Company has substantial federal and state NOLs for income tax purposes. Subject to certain requirements, the Company may “carry forward” its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of December 31, 2011, the Company had federal and state NOLs of approximately $2.5 billion, which begin to expire in 2022 for federal income tax purposes and of which $37.2 million will expire at the end of 2012 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $973.6 million, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

The Company's ability to utilize NOLs could be further limited if it were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a collective shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company's common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The occurrence of such an ownership change would accelerate cash tax payments the Company would be required to make and likely result in a substantial portion of its NOLs expiring before the Company could fully utilize them. As a result, any restriction on the Company's ability to utilize these NOL carryforwards could have a material adverse impact on its business, financial condition and future cash flows.

On August 30, 2011, the Company's board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve the Company's ability to use its NOL carryforwards. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Company's board of directors.

None of the Company's NOL carryforwards are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of a Section 382 limitation will be removed from deferred tax assets with a corresponding reduction to valuation allowance. Since the Company currently maintains a full valuation allowance against its federal and state NOL carryforwards, it is not expected that any possible limitation would have a current impact on its results of operations.

In accordance with the authoritative guidance for business combinations, which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

The Company's unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period. All of the Company's tax years from 1998 to 2010 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company's 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the years ended December 31, 2011, 2010 and 2009, 7.8 million, 9.4 million and 9.3 million common share equivalents were excluded in the computation of diluted loss per share for those periods, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective for the Company beginning in the first quarter of 2012 and is to be applied prospectively. The Company anticipates that the adoption of this standard will not significantly expand its consolidated financial statement footnote disclosures.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Goodwill Impairment Testing,” (“ASU 2011-08”). ASU 2011-08 simplifies the requirements for testing for goodwill impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in the authoritative guidance for goodwill. This new guidance is effective for the Company beginning in the first quarter of 2012 and will be applied prospectively. The Company anticipates that the adoption of this standard will not materially impact the Company or its consolidated financial statement footnote disclosures.

Note 3.	Fair Value of Financial Instruments and Non-Financial Assets

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

The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Assets and liabilities presented at fair value in the Company's consolidated balance sheets are generally categorized as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of December 31, 2011 or December 31, 2010.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of December 31, 2011 and December 31, 2010 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of December 31, 2011 or December 31, 2010, other than the non-financial assets measured at fair value on a nonrecurring basis discussed below.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of December 31, 2011 and December 31, 2010 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$224,383	$—	$224,383
Commercial paper	—	165,202	—	165,202
U.S. government or government agency securities	—	293,610	—	293,610
Total	$—	$683,195	$—	$683,195

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$168,831	$—	$168,831
Commercial paper	—	17,494	—	17,494
U.S. government or government agency securities	—	108,364	—	108,364
Total	$—	$294,689	$—	$294,689

Assets in the tables above are reported on the consolidated balance sheets as components of cash and cash equivalents, short-term investments, other current assets and other assets.

The following table provides a summary of the changes in the fair value of the Company's Level 3 financial assets (in thousands).

	Year Ended December 31,
	2011	2010
Beginning balance, January 1	$—	$2,731
Total gains (losses):
Included in net loss	$—	$3,341
Included in comprehensive income (loss)	—	(1,680)
Purchases and (sales):
Sales	—	(4,392)
Transfers in (out) of Level 3	—	—
Ending balance, December 31,	$—	$—

Unrealized gains (losses) are presented in accumulated other comprehensive loss within stockholders' equity in the consolidated balance sheets. Realized gains (losses) are presented in other income (expense), net in the consolidated statements of operations.

Cash Equivalents and Short-Term Investments

As of December 31, 2011 and December 31, 2010, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of December 31, 2011 and December 31, 2010 (in thousands):

	As of December 31, 2011
	Cost	Fair Value

Money market funds	$224,383	$224,383
Commercial paper	165,201	165,202
U.S. government or government agency securities	293,626	293,610
	$683,210	$683,195

	As of December 31, 2010
	Cost	Fair Value

Money market funds	$168,831	$168,831
Commercial paper	17,494	17,494
U.S. government or government agency securities	108,364	108,364
	$294,689	$294,689

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,073.6 million and $2,876.8 million as of December 31, 2011 and December 31, 2010, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

The tables below summarize the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of December 31, 2011 and December 31, 2010 and the losses recorded during the years ended December 31, 2011 and 2010 on those assets (in thousands):

	At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Losses

Assets:
Wireless licenses	$—	$—	$9,115	$377
Total	$—	$—	$9,115	$377

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Losses

Assets:
Goodwill	$—	$—	$—	$430,101
Property and equipment	—	—	—	46,460
Wireless licenses	—	—	7,496	766
Total	$—	$—	$7,496	$477,327

As discussed in Note 5, the Company recorded charges for the impairment of goodwill, certain long-lived assets and certain non-operating wireless licenses as a result of its 2011 and 2010 annual impairment tests. The fair values of these assets were determined using Level 3 inputs and the valuation techniques discussed therein.

Note 4.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	As of December 31,
	2011	2010

Other current assets:
Accounts receivable, net(1)	$86,736	$50,750
Prepaid expenses	28,327	27,493
Other	19,394	12,767
	$134,457	$91,010
Property and equipment, net (2):
Network equipment	$3,246,027	$3,095,793
Computer hardware and software	455,873	342,972
Construction-in-progress	99,705	146,973
Other	111,510	108,273
	3,913,115	3,694,011
Accumulated depreciation	(1,955,741)	(1,657,366)
	$1,957,374	$2,036,645
Intangible assets, net:
Customer relationships	$57,782	$57,782
Trademarks	37,000	37,000
	94,782	94,782
Accumulated amortization of customer relationships	(33,704)	(12,980)
Accumulated amortization of trademarks	(19,601)	(16,959)
	$41,477	$64,843
Accounts payable and accrued liabilities:
Trade accounts payable	$306,881	$205,824
Accrued payroll and related benefits	66,229	55,290
Other accrued liabilities	87,168	85,755
	$460,278	$346,869
Other current liabilities:
Deferred service revenue(3)	$113,768	$101,343
Deferred equipment revenue(4)	43,793	26,564
Accrued sales, telecommunications, property and other taxes payable	22,380	44,942
Accrued interest	58,553	40,804
Other	17,863	7,424
	$256,357	$221,077
____________

(1)
Accounts receivable, net, consists primarily of amounts billed to third-party dealers for devices and accessories and amounts due from service providers related to interconnect and roaming agreements, net of an allowance for doubtful accounts.

(2)
As of December 31, 2011 and 2010, approximately $30.6 million and $8.5 million of assets were held by the Company under capital lease arrangements, respectively. Accumulated amortization relating to these assets totaled $18.5 million and $4.5 million as of December 31, 2011 and 2010, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to devices sold to third-party dealers which have not yet been purchased and activated by customers.

Supplementary Cash Flow Information (in thousands):

	December 31,
	2011	2010	2009
Cash paid for interest	$(229,034)	$(244,123)	$(223,343)
Cash paid for income taxes	$(3,079)	$(2,810)	$(1,950)
Supplementary disclosure of non-cash investing activities:
Contribution of wireless licenses	$—	$2,381	$—
Consideration provided for the acquisition of Pocket's business	$—	$(99,894)	$—
Net wireless licenses received in exchange transaction	$(20,649)	$—	$—
Supplementary disclosure of non-cash financing activities:
Note assumed as consideration for purchase of remaining interest in Denali	$—	$45,500	$—

Note 5.         Wireless Licenses and Goodwill

Wireless Licenses

As of December 31, 2011 and 2010, the carrying value of the Company's and Savary Island's wireless licenses (excluding assets held for sale) was $1.8 billion and $2.0 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2011, wireless licenses with a carrying value of $204.3 million were classified as assets held for sale, as more fully described in Note 6.

For purposes of testing impairment, the Company's wireless licenses in its operating markets are combined into a single unit of account because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Savary Island's wireless licenses cover geographic areas that include Cricket operating markets, and as such, are classified as operating wireless licenses for purposes of the Company's impairment test. The Company's non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company's operating markets. As of December 31, 2011, the carrying values of the Company and Savary Island's operating and non-operating wireless licenses were $1,728.9 million and $60.1 million, respectively.

An impairment loss would be recognized on the Company and Savary Island's operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses' aggregate carrying value exceeds their aggregate fair value. An impairment loss would be recognized on the Company's non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license's carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As a result of the Company's annual impairment test of wireless licenses, the Company recorded impairment charges of $0.4 million, $0.8 million and $0.6 million during the years ended December 31, 2011, 2010 and 2009. respectively, to reduce the carrying value of certain non-operating wireless licenses to their estimated fair values. As more fully described below, the fair value of the Company's and Savary Island's wireless licenses was determined using Level 3 inputs in accordance with the authoritative guidance for fair value measurements.

The valuation method the Company uses to determine the fair value of its and Savary Island's wireless licenses is the market approach. Under this method, the Company determines fair value by comparing their respective wireless licenses to sales prices of other wireless licenses of similar size and type that have been recently sold through government auctions and private transactions. As part of this market-level analysis, the fair value of each wireless license is also evaluated and adjusted for developments or changes in legal, regulatory and technical matters, and for demographic and economic factors, such as population size, unemployment rates, composition, growth rate and density, household and disposable income, and composition and concentration of the market's workforce in industry sectors identified as wireless-centric (e.g., real estate, transportation, professional services, agribusiness, finance and insurance).

In connection with the Company's 2011 annual impairment test, the aggregate fair value and carrying value of the Company and Savary Island's individual operating wireless licenses were $2,453.0 million and $1,778.6 million, respectively, as of September 30, 2011. No impairment charges were recorded during the year ended December 31, 2011 with respect to the Company and Savary Island's operating wireless licenses as the aggregate fair value of these licenses exceeded their aggregate carrying value. If the fair value of the Company and Savary Island's operating wireless licenses had declined by 10%, the Company would not have recognized any impairment loss.

In connection with the Company's 2011 annual impairment test, the aggregate fair value and carrying value of the Company's individual non-operating wireless licenses were $246.8 million and $162.2 million, respectively, as of September 30, 2011. The Company recorded an impairment charge of $0.4 million during the year ended December 31, 2011 to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. If the fair value of the Company's non-operating wireless licenses had each declined by 10%, the Company would have recognized an impairment loss of approximately $2.2 million.

The Company evaluated whether any triggering events or changes in circumstances occurred subsequent to the 2011 annual impairment test of its wireless licenses which indicate that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in the Company's business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, the Company concluded that no triggering events or changes in circumstances had occurred.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of December 31, 2011 and 2010, goodwill of $31.9 million and $31.1 million, respectively, primarily represented the excess of the purchase price over the fair values of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture. As of December 31, 2009, goodwill primarily represented the excess of the Company's reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004.

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

The following table summarizes the changes in the carrying amount of the Company's goodwill during the years ended December 31, 2011 and December 31, 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance, January 1	$31,094	$430,101
Goodwill impairment charge	—	(430,101)
Goodwill acquired	560	31,094
Goodwill resulting from final Pocket purchase price adjustments	232	—
Ending balance, December 31	$31,886	$31,094

During the third quarter of each year, the Company assesses its goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the carrying value of the Company's net assets to its fair value. If the fair value is determined to be less than carrying value, a second step is performed to measure the amount of the impairment, if any.

Significant judgments are required in connection with the Company's annual impairment test in order to estimate its fair value. The Company has generally based its determination of fair value primarily upon its average market capitalization for the month of August plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. The Company considered the month of August to be an appropriate period over which to measure average market capitalization in 2011 because trading prices during that period reflected market reaction to the Company's most recently announced financial and operating results, announced early in the month of August.

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

The carrying value of the Company's goodwill was $31.7 million as of August 31, 2011. Based upon its annual impairment test conducted during the third quarter of 2011, the Company determined that no impairment condition existed because the book value of the Company's net assets as of August 31, 2011 was $676.1 million and the fair value of the Company, based upon its average market capitalization during the month of August and an assumed control premium of 30%, was $848.4 million. Therefore, the Company was not required to perform the second step of the goodwill impairment test.

As of December 31, 2011, the Company evaluated whether any triggering events or changes in circumstances had occurred subsequent to the annual impairment test conducted in the third quarter of 2011. As part of this evaluation, the Company considered additional qualitative factors, including whether there had been any significant adverse changes in legal factors or in its business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of its reporting unit. Based on this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2011. Had the Company concluded that a triggering event had occurred as of such date, the first step of the goodwill impairment test would have resulted in a determination that the fair value of the Company (based upon its market capitalization, plus a control premium) exceeded the carrying value of its net assets, and thus would not have required any further impairment evaluation.

Based upon the Company's annual impairment test conducted during the third quarter of 2010, the book value of the Company's net assets exceeded the Company's fair value, determined based upon its average market capitalization during the month of August 2010 and an assumed control premium of 30%. The Company therefore performed the second step of the assessment to measure the amount of any impairment. Under step two of the assessment, the Company performed a hypothetical purchase price allocation as if the Company were being acquired in a business combination and estimated the fair value of the Company's identifiable assets and liabilities. This step of the assessment indicated that the implied fair value of the Company's goodwill was zero, as the fair value of the Company's identifiable assets and liabilities as of August 31, 2010 exceeded the Company's fair value. As a result, the Company recorded a non-cash impairment charge of $430.1 million in the third quarter of 2010, reducing the carrying amount of its goodwill at that time to zero.

Note 6.	Significant Acquisitions and Other Transactions

Other Transactions

On November 30, 2011, the Company and Savary assigned 10 MHz of unused wireless spectrum in Indianapolis, IN, Minneapolis, MN and Syracuse, NY to T-Mobile and its affiliates as part of a license exchange transaction. In exchange, Cricket received 10 MHz of additional wireless spectrum in seven existing Cricket markets in Texas, Colorado, Oklahoma and New Mexico and canceled a portion of the indebtedness owed by Savary Island to Cricket under the Savary Island Credit Agreement. In connection with the closing of this transaction, the Company recognized a non-cash net gain of approximately $20.5 million.

On November 3, 2011, the Company entered into license purchase agreements to acquire 12 MHz of 700 MHz A block spectrum in Chicago from Cellco Partnership d/b/a Verizon Wireless ("Verizon Wireless") for $204 million and to sell excess PCS and AWS spectrum in various markets across the U.S. to Verizon Wireless for $188 million. This additional spectrum in the Chicago area will supplement the 10 MHz of spectrum the Company currently operates in Chicago. The closing of both transactions is subject to customary closing conditions, including the consent of the FCC. The Company currently anticipates that both transactions will close simultaneously.The wireless licenses to be sold by the Company to Verizon Wireless have been classified as assets held for sale at their carrying value of $119.1 million in the consolidated balance sheet as of December 31, 2011.

Also on November 3, 2011, Savary Island entered into a license purchase agreement with Verizon Wireless to sell AWS spectrum in various markets to Verizon Wireless for $172 million. Savary Island has agreed to use substantially all of the proceeds from this sale to prepay a portion of its indebtedness to Cricket under the Savary Island Credit Agreement at the closing of the transaction. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be sold by Savary Island to Verizon Wireless have been classified as assets held for sale at their carrying value of $85.2 million in the consolidated balance sheet as of December 31, 2011.

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

The following amounts represent the fair value of identifiable assets acquired and liabilities assumed by the Company (in thousands):

Fair Value

Assets:
Inventories	$2,331
Other current assets	845
Property and equipment	41,971
Wireless licenses	33,716
Customer relationships	50,435
Goodwill	31,326
Total Assets	160,624
Liabilities:
Accounts payable and accrued liabilities	$3,752
Deferred revenue	4,365
Deferred tax liability	10,693
Other long-term liabilities	1,190
Total liabilities	20,000
Total net assets acquired	$140,624

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

During the year ended December 31, 2010, a gain of $48.4 million arose from the formation of the joint venture transaction, representing Cricket’s proportionate interest (75.75%) in the fair value of the Pocket business acquired by STX Wireless less the proportionate interest (24.25%) in the book value of Cricket’s South Texas business contributed by Cricket to the venture, and cash payments made by Cricket to Pocket of $40.7 million. Because the Company maintained control over the joint venture after its formation, the gain was recognized in additional paid-in capital within stockholders’ equity.

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

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement (the “STX LLC Agreement”). Under the STX LLC Agreement, Pocket has the right to put, and the Company has the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to the Company all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). The Company has the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to the Company by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the years ended December 31, 2011 and 2010, the Company recorded a net accretion benefit of $8.9 million and accretion charges of $48.1 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption values of $90.7 million and $99.5 million, respectively. Additionally, and in accordance with the STX LLC Agreement, STX Wireless made pro-rata distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively, with respect to their estimated tax liabilities resulting from STX Wireless' earnings for the year ended December 31, 2011. The Company recorded the distribution to Pocket as an adjustment to additional paid-in-capital in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of operations. The distribution made to Cricket was eliminated in consolidation.

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

During 2011, the Company completed the integration of the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the STX Wireless joint venture operate more efficiently. During the year ended December 31, 2011, the Company incurred approximately $26.4 million of integration charges relating primarily to certain leased cell site and retail store locations contributed to STX Wireless that it no longer uses, which were recorded in impairments and other charges within the Company's consolidated statements of operations. As of December 31, 2011, integration activities were substantially complete and the Company does not expect to incur additional significant integration costs.

Savary Island Venture

Cricket owns an 85% non-controlling membership interest in Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to Cricket. Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC ("Denali"), an entity in which the Company owned an 82.5% non-controlling membership interest. On December 27, 2010, immediately prior to Cricket's purchase of the remaining 17.5% controlling membership interest in Denali that it did not previously own, Denali contributed all of its wireless spectrum outside of its Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a “very small business” designated entity under FCC regulations. Ring Island Wireless, LLC (“Ring Island”) contributed $5.1 million of cash to Savary Island in exchange for a 15% controlling membership interest. On March 31, 2011, Denali and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

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

The Company attributes profits and losses to Ring Island's redeemable non-controlling interests each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital.  However, the Company would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest are presented as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of operations.  As of December 31, 2011 and December 31, 2010, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, dated as of December 27, 2010 (the “Savary Island Credit Agreement”) to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. In connection with the closing of the license exchange transaction with T-Mobile and its affiliates on November 30, 2011 (see “-Other Transactions” above), Savary Island assigned 10 MHz of unused wireless spectrum in Indianapolis, IN and Minneapolis, MN to T-Mobile and its affiliates and Cricket canceled $41.1 million in principal amount of indebtedness owed by Savary Island under the Savary Island Credit Agreement. As of December 31, 2011 and December 31, 2010, borrowings outstanding under the Savary Island Credit Agreement (excluding accrued interest) totaled $170.5 million and $211.6 million, respectively. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are due in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Note 7.	Arrangements with Variable Interest Entities and Joint Ventures

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

The aggregate carrying amount and classification of the assets and liabilities of Savary Island, excluding intercompany accounts and transactions, as of December 31, 2011 and December 31, 2010 are presented in the table below (in thousands):

	December 31, 2011	December 31, 2010

Assets
Cash and cash equivalents	$7,084	$5,250
Wireless licenses	41,947	156,055
Assets held for sale (1)	85,190	—
Total Assets	$134,221	$161,305
Liabilities
Other current liabilities	$5	$—
Total Liabilities	$5	$—

(1)	Represents the carrying value of wireless licenses to be sold to Verizon Wireless at the closing under the license purchase agreement discussed in Note 6.

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

	Year Ended December 31,
	2011	2010

Beginning balance, January 1	$104,788	$71,632
Purchases of membership units of non-controlling interests	—	(123,163)
Non-controlling interest contributions	—	43,902
Accretion of redeemable non-controlling interests, before tax	(7,844)	108,030
Other	(1,034)	4,387
Ending balance, December 31	$95,910	$104,788

Note 8.	Unrestricted Subsidiaries
In July 2011, the Company's board of directors designated Cricket Music Holdco, LLC, a wholly-owned subsidiary of Cricket ("Cricket Music"), and Cricket Music's wholly-owned subsidiary Cricket Music Operations, LLC (“Music Operations”) as “Unrestricted Subsidiaries” under the indentures governing Cricket's senior notes. Music Operations holds certain hardware, software and intellectual property relating to Cricket's Muve Music® business. The financial position and results of operations of Cricket Music and Music Operations are included in the Company's consolidated financial statements included in this report. Together with STX Wireless and Savary Island, Cricket Music and Music Operations are presented as “Non-Guarantors” within the Company's condensed consolidating financial statements included in Note 15.
As required by the indentures governing Cricket's senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position and results of operations of Cricket Music and Music Operations as of and for the year ended December 31, 2011 in the following tables separately (in thousands):

December 31, 2011
Assets
Cash and cash equivalents	$1
Property and equipment, net	9,435
Total Assets	$9,436
Liabilities and Stockholders' Equity
Stockholders' Equity	$9,436
Total Liabilities and Stockholders' Equity	$9,436

Year Ended
December 31, 2011
Revenues	$—
Operating expenses
Depreciation and amortization	2,225
Other	1
Total operating expenses	2,226
Operating loss	(2,226)
Net loss	$(2,226)

Note 9.	Long-Term Debt

Long-term debt as of December 31, 2011 and 2010 was comprised of the following (in thousands):

	December 31, 2011	December 31, 2010

Convertible senior notes due 2014	$250,000	$250,000
Unsecured senior notes due 2015	300,000	300,000
Non-negotiable promissory note due 2015	21,911	45,500
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(29,601)	(34,962)
Unsecured senior notes due 2020	1,600,000	1,200,000
Unamortized discount on $1,600 million unsecured senior notes due 2020	(21,650)	(19,968)
	3,220,660	2,840,570
Current maturities of long-term debt	(21,911)	(8,500)
	$3,198,749	$2,832,070

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

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap's capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap's capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap's board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option.

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

Prior to July 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at July 15, 2012 plus (2) all remaining required interest payments due on such notes through July 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after July 15, 2012, at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months beginning on July 15, 2012 and 2013, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on July 15, 2014 or thereafter, plus accrued and unpaid interest thereon to the redemption date.

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

Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali, an entity in which the Company owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year to year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. On May 4, 2011, Cricket prepaid approximately $15.1 million in principal amount of the note. As of December 31, 2011 and December 31, 2010, $21.9 million and $45.5 million in principal amount of indebtedness was outstanding under the note, respectively.

On November 3, 2011, Savary Island entered into a license purchase agreement with Verizon Wireless, as further discussed in Note 6, in which Savary Island has agreed to sell certain AWS spectrum in various markets to Verizon Wireless for $172 million. Certain of the spectrum Savary Island has agreed to sell to Verizon Wireless is secured by a lien in favor of the holder of the non-negotiable promissory note. Accordingly, in connection with the closing of the Verizon Wireless transaction, the Company expects to repay the balance of the non-negotiable promissory note in full. The closing of the Verizon Wireless transaction is subject to customary closing conditions, including the consent of the FCC. As the Company expects that the closing of the transaction will occur within a year, it has classified the entire balance of the non-negotiable promissory note as current maturities of long-term debt on its consolidated balance sheet as of December 31, 2011.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2011, the effective interest rate on the notes was 7.96%, which includes the effect of the discount accretion.

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

The notes and the guarantees are secured on a pari passu basis with all of Leap's, Cricket's and the guarantors' obligations under any permitted parity lien debt that may be incurred in the future. Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the senior secured notes) of up to the greater of $1,500 million and 2.5 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds the Company received in connection with the issuance of the additional notes was recorded in long-term debt in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2011, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes was 7.87% and 7.81%, respectively, both of which include the effect of the discount accretion.

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

Prior to October 15, 2013, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to October 15, 2015, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at October 15, 2015 plus (2) all remaining required interest payments due on such notes through October 15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after October 15, 2015, at a redemption price of 103.875%, 102.583% and 101.292% of the principal amount thereof if redeemed during the twelve months beginning on October 15, 2015, 2016 and 2017, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on October 15, 2018 or thereafter, plus accrued and unpaid interest thereon to the redemption date.

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

Maturities of Long-Term Debt Obligations

The aggregate maturities of the Company's long-term debt obligations, excluding the effects of discount accretion on its $1,100 million of 7.75% senior secured notes due 2016 and its 1,600 million of 7.75% unsecured senior notes due 2020, are as follows (in thousands):

Years Ended December 31:
2012	$21,911
2013	—
2014	250,000
2015	300,000
2016	1,100,000
Thereafter	1,600,000
$3,271,911

Note 10.	Impairments and Other Charges

Impairments and other charges consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009

Goodwill impairment (Note 5)	$—	$430,101	$—
Wireless license impairment (Note 5)	377	766	639
Property and equipment impairment (Note 2)	—	46,460	—
Post-acquisition charges (Note 6)	26,393	—	—
Impairments and other charges	$26,770	$477,327	$639

Note 11.	Income Taxes

The components of the Company's income tax provision are summarized as follows (in thousands):

	December 31,
	2011	2010	2009
Current provision:
Federal	$—	$—	$—
State	3,595	3,250	2,445
Foreign	466	—	—
	4,061	3,250	2,445
Deferred provision:
Federal	32,229	35,337	36,537
State	3,087	3,926	1,627
Foreign	—	—	—
	35,316	39,263	38,164
	$39,377	$42,513	$40,609

A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the consolidated statements of operations is summarized as follows (in thousands):

	December 31,
	2011	2010	2009
Amounts computed at statutory federal rate	$(97,405)	$(259,890)	$(69,073)
Non-deductible expenses	376	505	678
State income tax expense, net of federal income tax impact	5,708	6,019	3,218
Net tax expense (benefit) related to ventures	(2,856)	18,352	1,384
Non-deductible share-based compensation	6,623	4,505	3,456
Non-deductible goodwill impairment	—	125,164	—
Other	(2,936)	—	—
Change in valuation allowance	129,867	147,858	100,946
	$39,377	$42,513	$40,609

The components of the Company's deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$973,560	$794,601
Wireless licenses	21,046	26,750
Capital loss carryforwards	3,031	3,045
Reserves and allowances	8,818	12,329
Share-based compensation	34,631	38,086
Deferred charges	53,835	46,329
Investments and deferred tax on unrealized losses	5,478	—
Intangible assets	18,545	10,982
Goodwill	30,869	43,792
Other	2,328	5,317
Gross deferred tax assets	1,152,141	981,231
Deferred tax liabilities:
Property and equipment	(302,373)	(265,737)
Other	(439)	(5,032)
Net deferred tax assets	849,329	710,462
Valuation allowance	(847,399)	(708,479)
Other deferred tax liabilities:
Wireless licenses	(317,682)	(279,327)
Investment in joint ventures	(10,236)	(10,608)
Net deferred tax liabilities	$(325,988)	$(287,952)

Deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	As of December 31,
	2011	2010
Current deferred tax assets (included in other current assets)	$7,816	$7,751
Long-term deferred tax liabilities	(333,804)	(295,703)
	$(325,988)	$(287,952)

Except with respect to the $1.9 million TMT credit outstanding as of December 31, 2011 and 2010, the Company established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company's historical operating losses. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period. Since it has recorded a valuation allowance against the majority of its deferred tax assets, the Company carries a net deferred tax liability on its balance sheet. During the year ended December 31, 2011, the Company recorded a $138.9 million increase to its valuation allowance, which primarily consisted of $125.5 million and $13.2 million related to the impact of 2011 federal and state taxable losses, respectively. During the year ended December 31, 2010, the Company recorded a $176.7 million increase to its valuation allowance, which primarily consisted of $152.2 million and $13.3 million related to the impact of 2010 federal and state taxable losses, respectively.

At December 31, 2011, the Company estimated it had federal and state NOL carryforwards of approximately $2.5 billion (which begin to expire in 2022 for federal income tax purposes and of which $37.2 million will expire at the end of 2012 for state income tax purposes). In addition, the Company had federal capital loss carryforwards of approximately $8.0 million (which begin to expire in 2013). Included in the Company's federal and state net operating loss carryforwards are $23.5 million of losses which, when utilized, will increase additional paid-in capital by approximately $9.0 million.

The Company's ability to utilize NOLs could be limited if it were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change in the Company's ownership would limit the amount of NOL carryforwards it could utilize in a given year. This limitation would accelerate cash tax payments the Company would be required to make and likely result in a substantial portion of its NOLs expiring before the Company could fully utilize them.

In 2011, trading in Leap common stock increased the risk of an ownership change under Section 382 of the Internal Revenue Code. Accordingly, on August 30, 2011, the Company’s board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve the Company’s ability to use its NOL carryforwards. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Company’s board of directors.

None of the Company's NOL carryforwards are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of a Section 382 limitation will be removed from deferred tax assets with a corresponding reduction to valuation allowance. Since the Company currently maintains a full valuation allowance against its federal and state NOL carryforwards, it does not expect that any possible limitation would have a current impact on its results of operations.

In accordance with the authoritative guidance for business combinations, which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

The Company's unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period. All of the Company's tax years from 1998 to 2010 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company's 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

Note 12.     Share-based Compensation

The Company allows for the grant of stock options, restricted stock awards and deferred stock units to employees, independent directors and consultants under its 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”) and its 2009 Employment Inducement Equity Incentive Plan (the “2009 Plan”). As of December 31, 2011, a total of 9,700,000 aggregate shares of common stock were reserved for issuance under the 2004 Plan and 2009 Plan, of which 1,872,703 shares of common stock were available for future awards. Certain of the Company's stock options and restricted stock awards include both a service condition and a market condition that relates only to the timing of vesting. These stock options and restricted stock awards generally vest in full four to five years from the grant date. These awards also provide for the possibility of annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified market conditions. In addition, the Company has granted stock options and restricted stock awards that vest periodically over a fixed term, usually four years. These awards do not contain any market or performance conditions. The Company's deferred stock units contain a service and performance condition, which provide for the possibility of the issuance of underlying shares if the Company achieves specified performance targets. The shares underlying the deferred stock units generally vest in full approximately three years from the grant date. Share-based awards also generally provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan and the 2009 Plan) and, in some cases, if additional conditions are met. The stock options are exercisable for up to ten years from the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. No share-based compensation expense has been capitalized as part of inventory or fixed assets.

Stock Options

The estimated fair value of the Company's stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted (excluding options granted in connection with the stock option exchange program discussed below) during the years ended December 31, 2011, and 2010 was $6.22 and $7.14 per share, respectively, which was estimated using the following weighted-average assumptions:

	As of December 31,
	2011	2010
Expected volatility	65%	60%
Expected term (in years)	5.77	5.75
Risk-free interest rate	1.04%	1.89%
Expected dividend yield	—	—

The determination of the fair value of stock options using an option valuation model is affected by the Company's stock price, as well as assumptions regarding a number of complex and subjective variables. Through June 30, 2010, the volatility assumption was based on a combination of the historical volatility of the Company's common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies were used in conjunction with the Company's historical volatility because of the lack of sufficient relevant history for the Company's common stock equal to the expected term. Commencing July 1, 2010, the Company determined it had sufficient relevant history and thus began using its historical volatility. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options' vesting terms and remaining contractual life and employees' expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates at the end of the period in which the grant occurred appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

A summary of the Company's stock option award activity as of and for the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share data):

	Number of Shares (1)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	4,936	$42.97	7.08	$247
Options exercisable at December 31, 2009	1,596	$40.15	6.16	$—
Options granted	291	$12.88
Options forfeited	(596)	45.72
Options exercised	—
Options outstanding at December 31, 2010	4,631	$40.73	5.94	$137
Options exercisable at December 31, 2010	2,308	$38.98	5.07	$—
Options granted	1,138	$10.47
Options forfeited	(2,620)	45.37
Options exercised	(2)	14.89
Options outstanding at December 31, 2011	3,147	$25.93	6.89	$1,012
Options exercisable at December 31, 2011	1,466	$34.71	4.79	$—

(1) The stock options granted and forfeited activity for fiscal 2011 included the impact of our stock option exchange program as discussed below.

As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2011, total unrecognized compensation cost related to unvested stock options was $15.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Upon option exercise, the Company issues new shares of common stock. Cash received from stock option exercises was $32,730 during the year ended December 31, 2011. No options were exercised during the year ended December 31, 2010. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a valuation allowance on its deferred tax assets, as more fully described in Note 11.

On August 10, 2011, the Company launched a stock option exchange program pursuant to which the Company offered to exchange eligible outstanding stock options previously granted under the 2004 Plan and 2009 Plan issued to eligible Cricket employees for a lesser number of replacement options to be granted under the 2004 Plan, with an exercise price equal to the closing price of Leap common stock on the date of the replacement grant (the “Exchange Offer”). The Company completed the Exchange Offer on September 23, 2011. Options for an aggregate of approximately 1.6 million shares of Leap common stock, representing approximately 93% of the total number of eligible options, were exchanged in the Exchange Offer for replacement options for an aggregate of 256,202 shares of Leap common stock, with an exercise price of $7.09 per share, which will vest over three years. The exchange ratios used to determine how many replacement options were granted were determined on a grant-by-grant basis and were intended to result in the fair value, for accounting purposes, of the replacement options being approximately 50% of the fair value of the surrendered options using the Black-Scholes stock option pricing model. The Exchange Offer did not result in any additional share-based compensation expense. Executive officers and members of the Company's board of directors were not permitted to participate in the Exchange Offer. The impacts related to the amount of stock options granted, forfeited and outstanding and the related values are included in the table above.

Restricted Stock

Under guidance for share-based payments, the fair value of the Company's restricted stock awards is based on the grant date fair value of the Company's common stock. Prior to 2009, all restricted stock awards were granted with a purchase price of $0.0001 per share. During 2011 and 2010, all restricted stock awards were granted with no purchase price. For those restricted stock awards granted with a purchase price, the restricted stock grant agreements allow the Company to repurchase unvested shares at the option, but not the obligation, of the Company for a period of sixty days, commencing ninety days after the employee has a termination event. If the Company elects to repurchase all or any portion of the unvested shares, it may do so at the original purchase price per share. The weighted-average grant date fair value of the restricted stock awards was $11.84 and $15.27 per share during the years ended December 31, 2011 and 2010, respectively.

A summary of the Company's restricted stock award activity as of and for the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Restricted stock awards outstanding at December 31, 2009	1,731	$41.17
Shares issued	982	15.27
Shares forfeited	(201)	38.90
Shares vested	(394)	45.69
Restricted stock awards outstanding at December 31, 2010	2,118	$28.54
Shares issued	684	11.84
Shares forfeited	(353)	29.06
Shares vested	(484)	36.51
Restricted stock awards outstanding at December 31, 2011	1,965	$20.68

The following table summarizes information about restricted stock awards that vested during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Fair value on vesting date of vested restricted stock awards	$5,864	$4,965	$3,912

At December 31, 2011, total unrecognized compensation cost related to unvested restricted stock awards was $21.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Deferred Stock Units

Under guidance for share-based compensation, the fair value of the Company's deferred stock units is based on the grant date fair value of the Company's common stock. All deferred stock units were granted with no purchase price. There were no deferred stock units issued, vested or outstanding during 2010 and 2009. The Company issued 90,000 deferred stock units at a weighted-average grant date fair value of $12.39 per share during the year ended December 31, 2011. The deferred stock units contain performance conditions which will determine the number of shares that will be ultimately issued when the awards vest, which could result in the Company issuing 90,000 to 320,000 shares. The shares underlying these deferred stock units will be issued and vest upon the completion of a three year service period. The Company has estimated the total number of shares that will vest and the related share-based expense in accordance with the authoritative guidance for share-based payments with performance conditions. At December 31, 2011, total unrecognized compensation cost related to deferred stock units was $1.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock were reserved for issuance under the ESP Plan, and a total of 216,254 shares remained available for issuance under the ESP Plan as of December 31, 2011. The most recent offering period under the ESP Plan was from July 1, 2011 through December 31, 2011.

Allocation of Share-based Compensation Expense

Total share-based compensation expense related to all of the Company's share-based awards for the years ended December 31, 2011, 2010 and 2009 was allocated in the consolidated statements of operations as follows (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009

Cost of service	$1,734	$3,673	$3,546
Selling and marketing expense	1,985	5,781	6,264
General and administrative expense	11,609	27,155	32,903
Share-based compensation expense	$15,328	$36,609	$42,713
Share-based compensation expense per share:
Basic	$0.20	$0.48	$0.59
Diluted	$0.20	$0.48	$0.59

Note 13.     Employee Savings and Retirement Plan

The Company's 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company's contributions were approximately $5.6 million, $5.4 million and $4.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Patent Litigation

DNT

On December 11, 2011, the Company entered into an agreement with DNT LLC ("DNT") to settle a matter brought against the Company in the United States District Court for the Eastern District of Virginia, Richmond Division, for alleged infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT alleged that the Company used, encouraged the use of, sold, offered for sale and/or imported voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constituted both direct and indirect infringement of DNT's patent. DNT alleged that our infringement was willful, and the complaint sought an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys' fees.

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

Wholesale Agreement

In August 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel which the Company uses to offer Cricket services in nationwide retailers outside of the Company's current network footprint. The Company and Sprint amended the agreement in July 2011 to, among other things, revise the amount of the annual minimum revenue commitments for the years 2011 and 2013.

The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, the Company will pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. The Company has agreed to provide Sprint with a minimum of $300 million of revenue under the agreement, as amended, over the initial five-year term (against which the Company can credit up to $100 million of service revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue provided by the Company in a given year above the minimum revenue commitment for that particular year will be credited to the next succeeding year. However, to the extent the Company's revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall. In 2011, the Company utilized services from Sprint at levels which substantially satisfied the Company's $20 million minimum revenue commitment.

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

The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, and future minimum capital lease payments in effect at December 31, 2011 (in thousands):

Years Ended December 31:	Capital Leases	Operating Leases
2012	$7,058	$261,260
2013	7,058	261,793
2014	7,058	261,338
2015	6,113	253,047
2016	4,597	206,416
Thereafter	18,597	477,455
Total minimum lease payments	$50,481	$1,721,309
Less amounts representing interest	(15,658)
Present value of minimum lease payments	$34,823

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries (STX Wireless, Savary Island, Cricket Music and their respective subsidiaries) and total consolidated Leap and subsidiaries as of December 31, 2011 and December 31, 2010 and for the years ended December 31, 2011, 2010 and 2009 are presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of December 31, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$91	$262,971	$—	$82,181	$—	$345,243
Short-term investments	—	405,801	—	—	—	405,801
Inventories	—	110,710	—	6,247	—	116,957
Deferred charges	—	57,936	—	43	—	57,979
Other current assets	2,279	131,331	—	849	(2)	134,457
Total current assets	2,370	968,749	—	89,320	(2)	1,060,437
Property and equipment, net	—	1,876,031	—	81,343	—	1,957,374
Investments in and advances to affiliates and consolidated subsidiaries	918,386	2,249,019	27,863	—	(3,195,268)	—
Wireless licenses	—	—	1,682,111	106,859	—	1,788,970
Assets held for sale	—	—	119,066	85,190	—	204,256
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	17,418	—	24,059	—	41,477
Other assets	3,894	59,592	—	4,804	—	68,290
Total assets	$924,650	$5,182,031	$1,829,040	$412,239	$(3,195,270)	$5,152,690
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$79	$447,293	$—	$12,906	$—	$460,278
Current maturities of long-term debt	—	21,911	—	—	—	21,911
Intercompany payables	56,009	281,546	—	32,811	(370,366)	—
Other current liabilities	5,247	239,752	—	11,360	(2)	256,357
Total current liabilities	61,335	990,502	—	57,077	(370,368)	738,546
Long-term debt	250,000	2,948,749	—	190,572	(190,572)	3,198,749
Deferred tax liabilities	—	333,804	—	—	—	333,804
Other long-term liabilities	—	148,362	—	24,004	—	172,366
Total liabilities	311,335	4,421,417	—	271,653	(560,940)	4,443,465
Redeemable non-controlling interests	—	95,910	—	—	—	95,910
Stockholders' equity	613,315	664,704	1,829,040	140,586	(2,634,330)	613,315
Total liabilities and stockholders' equity	$924,650	$5,182,031	$1,829,040	$412,239	$(3,195,270)	$5,152,690

Condensed Consolidating Balance Sheet as of December 31, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$85	$269,140	$—	$81,565	$—	$350,790
Short-term investments	—	68,367	—	—	—	68,367
Inventories	—	98,763	—	5,478	—	104,241
Deferred charges	—	47,343	—	—	—	47,343
Other current assets	2,261	86,040	—	3,009	(300)	91,010
Total current assets	2,346	569,653	—	90,052	(300)	661,751
Property and equipment, net	—	1,946,209	—	90,436	—	2,036,645
Investments in and advances to affiliates and consolidated subsidiaries	1,200,613	2,269,613	47,069	49	(3,517,344)	—
Wireless licenses	—	—	1,747,108	220,967	—	1,968,075
Goodwill	—	10,680	—	20,414	—	31,094
Intangible assets, net	—	20,455	—	44,388	—	64,843
Other assets	5,315	66,195	—	905	—	72,415
Total assets	$1,208,274	$4,882,805	$1,794,177	$467,211	$(3,517,644)	$4,834,823
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$79	$333,514	$—	$13,276	$—	$346,869
Current maturities of long-term debt	—	8,500	—	5,101	(5,101)	8,500
Intercompany payables	41,734	300,800	—	55,054	(397,588)	—
Other current liabilities	5,179	199,698	—	16,500	(300)	221,077
Total current liabilities	46,992	842,512	—	89,931	(402,989)	576,446
Long-term debt	250,000	2,582,070	—	211,875	(211,875)	2,832,070
Deferred tax liabilities	—	295,703	—	—	—	295,703
Other long-term liabilities	—	110,800	—	3,734	—	114,534
Total liabilities	296,992	3,831,085	—	305,540	(614,864)	3,818,753
Redeemable non-controlling interests	—	104,788	—	—	—	104,788
Stockholders' equity	911,282	946,932	1,794,177	161,671	(2,902,780)	911,282
Total liabilities and stockholders' equity	$1,208,274	$4,882,805	$1,794,177	$467,211	$(3,517,644)	$4,834,823

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,495,525	$—	$333,691	$65	$2,829,281
Equipment revenues	—	211,659	—	30,191	—	241,850
Other revenues	—	15,836	106,696	4,156	(126,688)	—
Total revenues	—	2,723,020	106,696	368,038	(126,623)	3,071,131
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	999,371	—	92,332	(110,500)	981,203
Cost of equipment	—	716,461	—	101,459	—	817,920
Selling and marketing	—	316,228	—	53,029	—	369,257
General and administrative	14,351	303,252	751	53,298	(16,123)	355,529
Depreciation and amortization	—	494,967	—	53,459	—	548,426
Impairments and other charges	—	1,206	377	25,187	—	26,770
Total operating expenses	14,351	2,831,485	1,128	378,764	(126,623)	3,099,105
Gain (loss) on sale, exchange or disposal of assets, net	—	(12,947)	8,471	7,098	—	2,622
Operating income (loss)	(14,351)	(121,412)	114,039	(3,628)	—	(25,352)
Equity in net income (loss) of consolidated subsidiaries	(311,856)	90,147	—	—	221,709	—
Equity in net income of investees, net	—	2,984	—	—	—	2,984
Interest income	24,251	20,051	—	5	(44,062)	245
Interest expense	(12,671)	(267,297)	—	(20,269)	44,062	(256,175)
Other loss, net	—	(2)	—	—	—	(2)
Income (loss) before income taxes	(314,627)	(275,529)	114,039	(23,892)	221,709	(278,300)
Income tax expense	—	(39,377)	—	—	—	(39,377)
Net income (loss)	(314,627)	(314,906)	114,039	(23,892)	221,709	(317,677)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	3,050	—	—	—	3,050
Net income (loss) attributable to common stockholders	$(314,627)	$(311,856)	$114,039	$(23,892)	$221,709	$(314,627)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,405,412	$—	$77,125	$64	$2,482,601
Equipment revenues	—	206,502	—	8,100	—	214,602
Other revenues	—	3,689	91,477	52	(95,218)	—
Total revenues	—	2,615,603	91,477	85,277	(95,154)	2,697,203
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	912,024	—	20,074	(91,463)	840,635
Cost of equipment	—	568,908	—	23,086	—	591,994
Selling and marketing	—	398,236	—	16,082	—	414,318
General and administrative	12,673	337,887	691	14,011	(3,691)	361,571
Depreciation and amortization	—	445,382	—	11,653	—	457,035
Impairments and other charges	—	476,561	766	—	—	477,327
Total operating expenses	12,673	3,138,998	1,457	84,906	(95,154)	3,142,880
Loss on sale, exchange or disposal of assets, net	—	(4,790)	(170)	(101)	—	(5,061)
Operating income (loss)	(12,673)	(528,185)	89,850	270	—	(450,738)
Equity in net income (loss) of consolidated subsidiaries	(870,930)	89,744	—	—	781,186	—
Equity in net income of investees, net	—	1,912	—	—	—	1,912
Interest income	24,250	1,385	—	—	(24,625)	1,010
Interest expense	(12,600)	(255,026)	—	(376)	24,625	(243,377)
Other income	—	3,209	—	—	—	3,209
Loss on extinguishment of debt	—	(54,558)	—	—	—	(54,558)
Income (loss) before income taxes	(871,953)	(741,519)	89,850	(106)	781,186	(742,542)
Income tax expense	—	(42,513)	—	—	—	(42,513)
Net income (loss)	(871,953)	(784,032)	89,850	(106)	781,186	(785,055)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(86,898)	—	—	—	(86,898)
Net income (loss) attributable to common stockholders	$(871,953)	$(870,930)	$89,850	$(106)	$781,186	$(871,953)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2009 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,241,945	$—	$—	$43	$2,241,988
Equipment revenues	—	239,333	—	—	—	239,333
Other revenues	—	612	89,022	—	(89,634)	—
Total revenues	—	2,481,890	89,022	—	(89,591)	2,481,321
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	796,051	—	—	(88,886)	707,165
Cost of equipment	—	561,262	—	—	—	561,262
Selling and marketing	—	411,564	—	—	—	411,564
General and administrative	8,728	349,519	910	—	(705)	358,452
Depreciation and amortization	—	410,697	—	—	—	410,697
Impairments and other charges	—	—	639	—	—	639
Total operating expenses	8,728	2,529,093	1,549	—	(89,591)	2,449,779
Gain (loss) on sale, exchange or disposal of assets, net	—	(4,844)	4,426	—	—	(418)
Operating income (loss)	(8,728)	(52,047)	91,899	—	—	31,124
Equity in net income (loss) of consolidated subsidiaries	(242,607)	91,899	—	—	150,708	—
Equity in net income of investees, net	—	3,946	—	—	—	3,946
Interest income	24,455	3,601	—	—	(24,250)	3,806
Interest expense	(12,612)	(222,027)	—	—	24,250	(210,389)
Other income, net	—	469	—	—	—	469
Loss on extinguishment of debt	—	(26,310)	—	—	—	(26,310)
Income (loss) before income taxes	(239,492)	(200,469)	91,899	—	150,708	(197,354)
Income tax benefit	—	(40,609)	—	—	—	(40,609)
Net income (loss)	(239,492)	(241,078)	91,899	—	150,708	(237,963)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(1,529)	—	—	—	(1,529)
Net income (loss) attributable to common stockholders	$(239,492)	$(242,607)	$91,899	$—	$150,708	$(239,492)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$6	$354,810	$—	$38,439	$(5,746)	$387,509
Investing activities:
Acquisition of a business	—	(850)	—	—	—	(850)
Purchases of and change in prepayments for purchases of property and equipment	—	(427,934)	—	(23,666)	—	(451,600)
Purchases of wireless licenses and spectrum clearing costs	—	(4,765)	—	(115)	—	(4,880)
Proceeds from sales of wireless licenses and operating assets	—	4,558	—	512	—	5,070
Purchases of investments	—	(826,233)	—	—	—	(826,233)
Sales and maturities of investments	—	487,860	—	—	—	487,860
Investments in and advances to affiliates and consolidated subsidiaries	(1,346)	—	—	—	1,346	—
Dividend received from equity investee	—	11,606	—	—	—	11,606
Change in restricted cash	—	(248)	—	(700)	—	(948)
Net cash provided by (used in) investing activities	(1,346)	(756,006)	—	(23,969)	1,346	(779,975)
Financing activities:
Proceeds from issuance of long-term debt	—	396,772	—	—	—	396,772
Repayment of long-term debt	—	(18,589)	—	(5,000)	—	(23,589)
Payment of debt issuance costs	—	(7,269)	—	—	—	(7,269)
Capital contributions, net	—	1,346	—	—	(1,346)	—
Proceeds from issuance of common stock, net	1,346	—	—	—	—	1,346
Proceeds from sale lease-back financing	—	25,815	—	—	—	25,815
Other	—	(3,048)	—	(8,854)	5,746	(6,156)
Net cash provided by (used in) financing activities	1,346	395,027	—	(13,854)	4,400	386,919
Net increase (decrease) in cash and cash equivalents	6	(6,169)	—	616	—	(5,547)
Cash and cash equivalents at beginning of period	85	269,140	—	81,565	—	350,790
Cash and cash equivalents at end of period	$91	$262,971	$—	$82,181	$—	$345,243

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$19	$231,036	$—	$81,373	$(150)	$312,278
Investing activities:
Acquisition of a business	—	(40,730)	—	—	—	(40,730)
Purchases of and change in prepayments for purchases of property and equipment	—	(391,574)	—	(5,908)	—	(397,482)
Purchases of wireless licenses and spectrum clearing costs	—	(9,319)	—	(4,000)	—	(13,319)
Purchases of investments	—	(488,450)	—	—	—	(488,450)
Sales and maturities of investments	—	816,247	—	—	—	816,247
Investments in and advances to affiliates and consolidated subsidiaries	(1,535)	—	—	—	1,535	—
Purchase of membership units of equity investment	—	(967)	—	—	—	(967)
Change in restricted cash	—	749	—	—	—	749
Net cash provided by (used in) investing activities	(1,535)	(114,044)	—	(9,908)	1,535	(123,952)
Financing activities:
Proceeds from issuance of long-term debt	—	1,179,876	—	—	—	1,179,876
Issuance of related party debt	—	(5,000)	—	5,000	—	—
Repayment of long-term debt	—	(1,118,096)	—	—	—	(1,118,096)
Payment of debt issuance costs	—	(1,308)	—	—	—	(1,308)
Capital contributions, net	—	1,535	—	—	(1,535)	—
Purchase of non-controlling interest	—	(77,664)	—	—	—	(77,664)
Non-controlling interest distribution	—	(150)	—	—	150	—
Non-controlling interest contribution	—	—	—	5,100	—	5,100
Proceeds from the issuance of common stock, net	1,535	—	—	—	—	1,535
Other	—	(1,978)	—	—	—	(1,978)
Net cash provided by (used in) financing activities	1,535	(22,785)	—	10,100	(1,385)	(12,535)
Net increase in cash and cash equivalents	19	94,207	—	81,565	—	175,791
Cash and cash equivalents at beginning of period	66	174,933	—	—	—	174,999
Cash and cash equivalents at end of period	$85	$269,140	$—	$81,565	$—	$350,790

Consolidating Statement of Cash Flows for the Year Ended December 31, 2009 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$39	$284,457	$—	$—	$(179)	$284,317
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(693,834)	—	—	—	(693,834)
Purchases of wireless licenses and spectrum clearing costs	—	(35,356)	—	—	—	(35,356)
Proceeds from sale of wireless licenses and operating assets	—	2,965	—	—	—	2,965
Purchases of investments	—	(883,173)	—	—	—	(883,173)
Sales and maturities of investments	—	733,268	—	—	—	733,268
Investments in and advances to affiliates and consolidated subsidiaries	(267,105)	—	—	—	267,105	—
Change in restricted cash	—	338	—	—	—	338
Net cash provided by (used in) investing activities	(267,105)	(875,792)	—	—	267,105	(875,792)
Financing activities:
Proceeds from issuance of long-term debt	—	1,057,474	—	—	—	1,057,474
Repayment of long-term debt	—	(897,904)	—	—	—	(897,904)
Payment of debt issuance costs	—	(16,200)	—	—	—	(16,200)
Capital contributions, net	—	267,105	—	—	(267,105)	—
Non-controlling interest distribution	—	(179)	—	—	179	—
Proceeds from the issuance of common stock, net	267,105	—	—	—	—	267,105
Other	—	(1,709)	—	—	—	(1,709)
Net cash provided by (used in) financing activities	267,105	408,587	—	—	(266,926)	408,766
Net increase (decrease) in cash and cash equivalents	39	(182,748)	—	—	—	(182,709)
Cash and cash equivalents at beginning of period	27	357,681	—	—	—	357,708
Cash and cash equivalents at end of period	$66	$174,933	$—	$—	$—	$174,999

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2011, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

(b) Management's Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2011.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2012, or the “2012 Proxy Statement,” under the headings “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.leapwireless.com.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to equity compensation plans (including individual compensation arrangements) under which Leap common stock is authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by security holders	2,966,672	(1)(3)	$26.71	1,987,164	(4)
Equity compensation plans not approved by security holders	179,782	(2)(3)	$13.05	101,793
Total	3,146,454		$25.93	2,088,957
_______________

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

(3)	Excludes 1,946,777 and 109,475 shares of restricted stock issued under the 2004 Plan and 2009 Inducement Plan, respectively, which are subject to release upon vesting of the shares.
(4)	Consists of 216,254 shares reserved for issuance under the Leap Wireless International, Inc. Employee Stock Purchase Plan, and 1,770,910 shares reserved for issuance under the 2004 Plan.

The information required by this item relating to beneficial ownership of Leap common stock is incorporated by reference to the 2012 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the headings “Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the heading “Audit Fees.”

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)  Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1.  Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2011:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)  Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.

3.2(2)	Certificate of Designations of Series A Junior Participating Preferred Stock of Leap Wireless International, Inc., filed with the Secretary of State of the State of Delaware on September 14, 2010.

3.3(3)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Leap Wireless International, Inc., filed with the Secretary of State of the State of Delaware on June 21, 2011.

3.4(4)	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on August 31, 2011.

3.5(5)	Amended and Restated Bylaws of Leap Wireless International, Inc.

4.1(1)	Form of Common Stock Certificate.

4.2(4)
Tax Benefit Preservation Plan, dated as of August 30, 2011, between Leap Wireless International, Inc. and Mellon Investor Services LLC, which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.3(6)
Amended and Restated Registration Rights Agreement, dated as of September 3, 2009, by and among Leap, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.

4.4(7)	Indenture, dated as of June 25, 2008, between Cricket Communications, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.

4.4.1(7)	Form of 10% Senior Note of Cricket Communications, Inc. due 2015 (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto).

4.5(8)	Indenture, dated as of June 25, 2008, between Leap Wireless International and Wells Fargo Bank, N.A., as trustee.

4.5.1(8)	Form of 4.50% Convertible Senior Note of Leap Wireless International, Inc. due 2014 (included in the Indenture filed as Exhibit 4.5 hereto).

4.6(9)	Indenture, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee.

4.6.1(9)	Form of 7.75% Senior Secured Note of Cricket Communications, Inc. due 2016 (attached as Exhibit A to the Indenture filed as Exhibit 4.6 hereto).

4.7(9)	Security Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as collateral trustee.

4.8(9)	Collateral Trust Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee and collateral trustee.

4.9(10)	Indenture, dated as of November 19, 2010, among Cricket Communications, Inc., the Guarantors and Wells Fargo Bank, N.A., as trustee.

4.9.1(10)	Form of 7.75% Senior Note of Cricket Communications, Inc. due 2020 (attached as Exhibit A to the Indenture filed as Exhibit 4.9 hereto).

4.10(10)
Registration Rights Agreement, dated as of November 19, 2010, between Cricket Communications, Inc., the Guarantors (as defined therein) and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers.

4.11(11)
Registration Rights Agreement, dated as of May 23, 2011, among Cricket Communications, Inc., the Guarantors (as defined therein) and Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers.

10.1(12)†	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.

10.1.1(13)†	First Amendment, effective July 21, 2011, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.

10.1.2*†	Second Amendment, effective August 30, 2011, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.

10.2(14)
Amended and Restated Credit Agreement, dated as of December 27, 2010, by and among Cricket Communications, Inc., Savary Island Wireless, LLC, Savary Island License A, LLC and Savary Island License B, LLC.

10.3(15)
Agreement dated July 26, 2011 by and among Leap Wireless International, Inc., Pentwater Capital Management LP, Pentwater Growth Fund Ltd., Pentwater Equity Opportunities Master Fund Ltd., Oceana Master Fund Ltd. and LMA SPC for and on behalf of Map 98 Segregated Portfolio.

10.4(16)#	Form of Indemnification Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers.

10.4.1(17)#	Form of Addendum to Indemnification Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers.

10.5(18)#	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005.

10.5.1(19)#	First Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of June 17, 2005.

10.5.2(20)#
Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of February 17, 2006.

10.5.3(21)#
Third Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of December 31, 2008.

10.6(22)#	Form of Executive Vice President and Senior Vice President Amended and Restated Severance Benefits Agreement.

10.7(18)#	Employment Offer Letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.

10.7.1(23)#	Retirement and Employment Transition Agreement dated January 17, 2011, between Cricket Communications, Inc. and Albin F. Moschner.

10.8(24)#	Employment Offer Letter dated April 7, 2008, between Cricket Communications, Inc. and Jeffrey E. Nachbor.

10.9(24)#	Employment Offer Letter dated June 2, 2008, between Cricket Communications, Inc. and Walter Z. Berger.

10.10(14)#	Employment Agreement dated January 1, 2011 between Cricket Communications, Inc. and Robert A. Young.

10.11(14)#	Employment Offer Letter dated January 4, 2011 between Cricket Communications, Inc. and Raymond J. Roman.

10.12(25)#	Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.

10.12.1(26)#	First Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.

10.12.2(27)#	Second Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.

10.12.3(28)#	Third Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.

10.12.4(19)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.

10.12.5(20)#	Amendment No. 1 to Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.

10.12.6(20)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into on or after October 26, 2005.

10.12.7(29)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting).

10.12.8(24)#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Revised May 2008).

10.12.9(20)#†	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of October 26, 2005, between Leap Wireless International, Inc. and Albin F. Moschner.

10.12.10(24)#	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.

10.12.11*#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Online Agreement).

10.12.12(20)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into on or after October 26, 2005.

10.12.13(24)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Revised May 2008).

10.12.14(30)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Performance-Vesting Shares for Executives).

10.12.15(30)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Director-Per-Meeting Fees).

10.12.16(24)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.

10.12.17*#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Online Agreement).

10.12.18(18)#	Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement.

10.12.19*#	Form of Non-Employee Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.

10.12.20*#	Form of Muve Music Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement.

10.13(31)#	Leap Wireless International, Inc. Executive Incentive Bonus Plan.

10.14(21)#	2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.

10.14.1(1)#	First Amendment to the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.

10.14.2(21)#
Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.

10.14.3(21)#
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.

10.15(30)#	Form of Executive Cash Retention Agreement.

21*	Subsidiaries of Leap Wireless International, Inc.

23*	Consent of Independent Registered Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase document

101.LAB***	XBRL Taxonomy Extension Label Linkbase document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase document
_______________

*	Filed herewith.

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

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 1, 2010, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated September 13, 2010, filed with the SEC on September 14, 2010, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap's Current Report on Form 8-K dated June 21, 2011, filed with the SEC on June 22, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap's Current Report on Form 8-K dated August 30, 2011, filed with the SEC on August 31, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated December 2, 2010, filed with the SEC on December 3, 2010, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated September 3, 2009, filed with the SEC on September 4, 2009, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated June 5, 2009, filed with the SEC on June 8, 2009, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated November 19, 2010, filed with the SEC on November 19, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap's Current Report on Form 8-K dated May 23, 2011, filed with the SEC on May 23, 2011, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed with the SEC on November 3, 2010, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the SEC on November 3, 2011, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap's Current Report on Form 8-K dated July 26, 2011, filed with the SEC on July 27, 2011, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated November 2, 2009, filed with the SEC on November 5, 2009, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated November 30, 2011, filed with the SEC on December 1, 2011, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap's Annual Report on From 10-K for the fiscal year ended December 31, 2004, filed with the SEC on May 16, 2005, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated June 17, 2005, filed with the SEC on June 23, 2005, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 27, 2006, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009, and incorporated herein by reference.

(22)	Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by reference.

(23)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated January 17, 2011, filed with the SEC on January 21, 2011, and incorporated herein by reference.

(24)	Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the SEC on August 7, 2008, and incorporated herein by reference.

(25)	Filed as an exhibit to Leap's Current Report on Form 8-K, dated January 5, 2005, filed with the SEC on January 11, 2005, and incorporated herein by reference.

(26)	Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on May 10, 2007, and incorporated herein by reference.

(27)	Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on August 9, 2007, and incorporated herein by reference.

(28)	Filed as Appendix A to Leap's Definitive Proxy Statement filed with the SEC on April 10, 2009, and incorporated herein by reference.

(29)	Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by reference.

(30)	Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 6, 2010, and incorporated herein by reference.

(31)	Filed as Appendix B to Leap's Definitive Proxy Statement filed with the SEC on April 6, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2012

LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. DOUGLAS HUTCHESON
S. Douglas Hutcheson
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. DOUGLAS HUTCHESON	Chief Executive Officer, President and Director (Principal Executive Officer)	February 17, 2012
S. Douglas Hutcheson

/s/ WALTER Z. BERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2012
Walter Z. Berger

/s/ JEFFREY E. NACHBOR	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2012
Jeffrey E. Nachbor

/s/ JOHN D. HARKEY, JR.	Director	February 17, 2012
John D. Harkey, Jr.

/s/ RONALD J. KRAMER	Director	February 17, 2012
Ronald J. Kramer

/s/ ROBERT V. LAPENTA	Director	February 17, 2012
Robert V. LaPenta

/s/ MARK A. LEAVITT	Director	February 17, 2012
Mark A. Leavitt

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board and Director	February 17, 2012
Mark H. Rachesky, M.D.

/s/ RICHARD R. ROSCITT	Director	February 17, 2012
Richard R. Roscitt

/s/ ROBERT E. SWITZ	Director	February 17, 2012
Robert E. Switz

/s/ MICHAEL B. TARGOFF	Director	February 17, 2012
Michael B. Targoff