Form 10-Q
period 2012-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2012-04-27
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

The number of shares outstanding of the registrant's common stock on April 20, 2012 was 79,201,868.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2012

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$355,918	$345,243
Short-term investments	280,787	405,801
Inventories	99,579	116,957
Deferred charges	57,656	57,979
Other current assets	130,611	134,457
Total current assets	924,551	1,060,437
Property and equipment, net	1,946,739	1,957,374
Wireless licenses	1,601,871	1,788,970
Assets held for sale (Note 7)	392,331	204,256
Goodwill (Note 2)	31,886	31,886
Intangible assets, net	36,680	41,477
Other assets	68,593	68,290
Total assets	$5,002,651	$5,152,690
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$350,610	$460,278
Current maturities of long-term debt	21,911	21,911
Other current liabilities	298,970	256,357
Total current liabilities	671,491	738,546
Long-term debt	3,200,591	3,198,749
Deferred tax liabilities	344,419	333,804
Other long-term liabilities	172,204	172,366
Total liabilities	4,388,705	4,443,465
Redeemable non-controlling interests	99,760	95,910
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 79,203,276 and 78,924,049 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	8	8
Additional paid-in capital	2,170,639	2,175,436
Accumulated deficit	(1,655,751)	(1,561,417)
Accumulated other comprehensive loss	(710)	(712)
Total stockholders' equity	514,186	613,315
Total liabilities and stockholders' equity	$5,002,651	$5,152,690

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Service revenues	$773,998	$678,411
Equipment revenues	51,621	101,503
Total revenues	825,619	779,914
Operating expenses:
Cost of service (exclusive of items shown separately below)	261,311	235,945
Cost of equipment	247,847	229,795
Selling and marketing	95,554	109,852
General and administrative	89,699	95,409
Depreciation and amortization	146,543	126,674
Total operating expenses	840,954	797,675
Loss on sale or disposal of assets, net	(468)	(349)
Operating loss	(15,803)	(18,110)
Equity in net income of investees, net	193	1,179
Interest income	29	64
Interest expense	(67,042)	(58,819)
Loss before income taxes	(82,623)	(75,686)
Income tax expense	(11,711)	(10,754)
Net loss	(94,334)	(86,440)
Accretion of redeemable non-controlling interests	(4,105)	(9,771)
Net loss attributable to common stockholders	$(98,439)	$(96,211)
Loss per share attributable to common stockholders:
Basic	$(1.28)	$(1.26)
Diluted	$(1.28)	$(1.26)
Shares used in per share calculations:
Basic	77,025	76,374
Diluted	77,025	76,374
Other comprehensive loss:
Net loss	$(94,334)	$(86,440)
Net unrealized holding gains on investments, net of tax	2	9
Comprehensive loss	$(94,332)	$(86,431)

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net cash provided by operating activities	$35,357	$72,000
Investing activities:
Acquisition of a business	—	(850)
Purchases of property and equipment	(146,314)	(92,898)
Change in prepayments for purchases of property and equipment	(1,940)	217
Purchases of wireless licenses and spectrum clearing costs	(976)	(2,294)
Proceeds from sales of wireless licenses and operating assets	855	—
Purchases of investments	(77,149)	(105,521)
Sales and maturities of investments	202,107	61,257
Change in restricted cash	—	(700)
Net cash used in investing activities	(23,417)	(140,789)
Financing activities:
Other	(1,265)	(779)
Net cash used in financing activities	(1,265)	(779)
Net increase (decrease) in cash and cash equivalents	10,675	(69,568)
Cash and cash equivalents at beginning of period	345,243	350,790
Cash and cash equivalents at end of period	$355,918	$281,222
Supplementary disclosure of cash flow information:
Cash paid for interest	$(21,372)	$(21,141)
Cash paid for income taxes	$—	$(29)

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by the Company's joint venture, STX Wireless Operations, LLC (“STX Operations”), which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless, LLC (“STX Wireless”). In addition, Cricket owns an 85% non-controlling membership interest in Savary Island Wireless, LLC (“Savary Island”), which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to Cricket. For more information regarding the ventures described above, see “Note 7. Significant Acquisitions and Other Transactions.”

Leap, Cricket and their subsidiaries and consolidated joint ventures are collectively referred to herein as the “Company.”

Note 2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared without audit, in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's results for the periods presented, with such adjustments consisting only of normal recurring adjustments. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management's estimates and operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three months ended March 31, 2012 and 2011, all of the Company's revenues and long-lived assets related to operations in the United States.

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

During the second half of 2012, the Company plans to broaden its use of a third-party logistics provider to manage the planning, purchasing and fulfillment of handsets and other devices, whereby the Company's third-party dealers, including nationwide retailers, will increasingly purchase handsets and other devices directly from the logistics provider. Under this arrangement, the Company, in most cases, will not hold title to, or have ownership in, the related device inventory shipped to its dealers. Accordingly, the Company will not record deferred equipment revenues or deferred charges on its balance sheet related to devices purchased by third-party dealers. Therefore, upon customer activation of these handsets and other devices, the Company will no longer record equipment revenue or cost of equipment. Fees paid to the logistics provider will be recorded as deferred costs upon shipment of devices to the dealers and be recognized in cost of equipment when service is activated by the customer. Handsets and other devices purchased by company-owned stores will continue to be accounted for as inventory and deferred equipment revenues until sold and activated by the customers at which time, equipment revenue and the related cost of equipment will be recognized.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. The service plans the Company currently offers are "all-inclusive" of telecommunications and regulatory fees, in that the Company does not separately bill and collect amounts owed and remitted to government agencies from its customers. For the Company's legacy service plans, which are not "all-inclusive," the Company separately bills and collects from its customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from the Company's customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the three months ended March 31, 2012 and 2011, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $4.1 million and $11.5 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations and has classified such amounts as restricted in its condensed consolidated balance sheets. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of both March 31, 2012 and December 31, 2011, the Company had approximately $3.6 million and $8.8 million, respectively, of restricted cash, cash equivalents and short-term investments included in other current assets and other assets.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of March 31, 2012, goodwill of $31.9 million primarily represented the excess of the purchase price over the fair values of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture. For more information regarding the joint venture, see "Note 7. Significant Acquisitions and Other Transactions."

Note 3.	Supplementary Balance Sheet Information (in thousands):

	March 31, 2012	December 31, 2011

Other current assets:
Accounts receivable, net(1)	$66,305	$86,736
Prepaid expenses	44,895	28,327
Other	19,411	19,394
	$130,611	$134,457
Property and equipment, net(2):
Network equipment	$3,316,135	$3,246,027
Computer hardware and software	463,846	455,873
Construction-in-progress	141,321	99,705
Other	106,137	111,510
	4,027,439	3,913,115
Accumulated depreciation	(2,080,700)	(1,955,741)
	$1,946,739	$1,957,374
Intangible assets, net:
Customer relationships	$50,435	$57,782
Trademarks	37,000	37,000
	87,435	94,782
Accumulated amortization of customer relationships	(30,493)	(33,704)
Accumulated amortization of trademarks	(20,262)	(19,601)
	$36,680	$41,477
Accounts payable and accrued liabilities:
Trade accounts payable	$204,361	$306,881
Accrued payroll and related benefits	54,212	66,229
Other accrued liabilities	92,037	87,168
	$350,610	$460,278
Other current liabilities:
Deferred service revenue(3)	$122,255	$113,768
Deferred equipment revenue(4)	39,088	43,793
Accrued sales, telecommunications, property and other taxes payable	18,420	22,380
Accrued interest	100,868	58,553
Other	18,339	17,863
	$298,970	$256,357
____________

(1)
Accounts receivable, net, consists primarily of amounts billed to third-party dealers for devices and accessories and amounts due from service providers related to interconnect and roaming agreements, net of an allowance for doubtful accounts.

(2)
As of March 31, 2012 and December 31, 2011, approximately $34.1 million and $32.3 million of assets were held by the Company under capital lease arrangements, respectively. Accumulated amortization relating to these assets totaled $19.4 million and $18.5 million as of March 31, 2012 and December 31, 2011, respectively.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of March 31, 2012 or December 31, 2011.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of March 31, 2012 and December 31, 2011 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of March 31, 2012 or December 31, 2011.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of March 31, 2012 and December 31, 2011 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$280,673	$—	$280,673
Commercial paper	—	97,167	—	97,167
U.S. government or government agency securities	—	188,619	—	188,619
Total	$—	$566,459	$—	$566,459

	At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$224,383	$—	$224,383
Commercial paper	—	165,202	—	165,202
U.S. government or government agency securities	—	293,610	—	293,610
Total	$—	$683,195	$—	$683,195

Assets in the tables above are reported on the condensed consolidated balance sheets as components of cash and cash equivalents, short-term investments, other current assets and other assets.

Unrealized gains (losses) are presented in accumulated other comprehensive loss within stockholders' equity in the condensed consolidated balance sheets. Realized gains (losses) are presented in other income (expense), net in the condensed consolidated statements of comprehensive income.

Cash Equivalents and Short-Term Investments

As of March 31, 2012 and December 31, 2011, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Cost	Fair Value

Money market funds	$280,673	$280,673
Commercial paper	97,165	97,167
U.S. government or government agency securities	188,633	188,619
	$566,471	$566,459

	As of December 31, 2011
	Cost	Fair Value

Money market funds	$224,383	$224,383
Commercial paper	165,201	165,202
U.S. government or government agency securities	293,626	293,610
	$683,210	$683,195

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,323.8 million and $3,073.6 million as of March 31, 2012 and December 31, 2011, respectively. The Company's debt was considered to be a Level 1 item for disclosure purposes.

Assets Measured at Fair Value on a Nonrecurring Basis

As of March 31, 2012 and December 31, 2011, there were no non-financial assets that were measured and recorded at fair value on a non-recurring basis.

Note 5.	Long-Term Debt

Long-term debt as of March 31, 2012 and December 31, 2011 was comprised of the following (in thousands):

	March 31, 2012	December 31, 2011

Convertible senior notes due 2014	$250,000	$250,000
Unsecured senior notes due 2015	300,000	300,000
Non-negotiable promissory note due 2015	21,911	21,911
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(28,189)	(29,601)
Unsecured senior notes due 2020	1,600,000	1,600,000
Unamortized discount on $1,600 million unsecured senior notes due 2020	(21,220)	(21,650)
	3,222,502	3,220,660
Current maturities of long-term debt	(21,911)	(21,911)
	$3,200,591	$3,198,749

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

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness for borrowed money of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the senior secured notes described below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music Holdco, LLC ("Cricket Music") (a wholly-owned subsidiary of Cricket that holds certain hardware, software and intellectual property relating to Cricket's Muve Music® service)) and Savary Island and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC (“Denali”), an entity in which the Company owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year to year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. In May 2011, Cricket prepaid approximately $15.1 million in principal amount of the note. As of March 31, 2012 and December 31, 2011, $21.9 million in principal amount of indebtedness was outstanding under the note.

On November 3, 2011, Savary Island entered into a license purchase agreement with Cellco Partnership d/b/a Verizon Wireless ("Verizon Wireless"), as further discussed in Note 7, in which Savary Island has agreed to sell certain AWS spectrum in various markets to Verizon Wireless for $172 million. Certain of the spectrum Savary Island has agreed to sell to Verizon Wireless is secured by a lien in favor of the holder of the non-negotiable promissory note. Accordingly, in connection with the closing of the Verizon Wireless transaction, the Company expects to repay the balance of the non-negotiable promissory note in full. The closing of the Verizon Wireless transaction is subject to customary closing conditions, including the consent of the FCC. As the Company expects that the closing of the transaction will occur within a year, it has classified the entire balance of the non-negotiable promissory note as current maturities of long-term debt on its consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2012, the effective interest rate on the notes was 7.95%, which includes the effect of the discount accretion.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds the Company received in connection with the issuance of the additional notes was recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2012, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.87% and 7.81%, respectively, both of which include the effect of the discount accretion.

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

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, deferred stock units, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the three months ended March 31, 2012 and 2011, 8.7 million and 9.6 million common share equivalents were excluded in the computation of diluted loss per share, for the three months ended March 31, 2012 and 2011, respectively.

Note 7.	Significant Acquisitions and Other Transactions

Other Transactions

On April 2, 2012, the Company and Savary Island entered into license exchange agreements with entities affiliated with T-Mobile USA, Inc. (collectively, “T-Mobile”). The transactions would result in the Company acquiring 10 MHz of additional AWS spectrum in Phoenix, Houston and two other Texas markets to supplement the spectrum the Company currently operates in those markets. The Company and Savary Island have agreed to assign T-Mobile spectrum in various markets in Alabama, Illinois, Missouri, Minnesota and Wisconsin. The transactions also include intra-market exchanges between the Company and T-Mobile in Philadelphia, Wilmington, Atlantic City and various markets in Texas and New Mexico. In connection with the closing of these transactions, the Company will cancel a portion of the indebtedness owed by Savary Island to Cricket. The closing of each transaction is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be assigned by the Company and Savary Island to T-Mobile have been classified as assets held for sale at their carrying value of $188.0 million in the Company's condensed consolidated balance sheet as of March 31, 2012, because at that time the terms of the exchange were substantially certain and the transaction had met all the criteria prescribed by the authoritative guidance for held-for-sale classification.
On November 3, 2011, the Company entered into license purchase agreements to acquire 12 MHz of 700 MHz A block spectrum in Chicago from Verizon Wireless for $204 million and to sell excess PCS and AWS spectrum in various markets across the U.S. to Verizon Wireless for $188 million. The closing of both transactions is subject to customary closing conditions, including the consent of the FCC. The Company currently anticipates that both transactions will close simultaneously. The wireless licenses to be sold by the Company to Verizon Wireless have been classified as assets held for sale at their carrying value of $119.1 million in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Also on November 3, 2011, Savary Island entered into a license purchase agreement with Verizon Wireless to sell AWS spectrum in various markets to Verizon Wireless for $172 million. Savary Island has agreed to use substantially all of the proceeds from this sale to prepay a portion of its indebtedness to Cricket under the Savary Island Credit Agreement at the closing of the transaction. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be sold by Savary Island to Verizon Wireless have been classified as assets held for sale at their carrying value of $85.2 million in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

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

STX Wireless Joint Venture

Cricket service is offered in South Texas by the Company's joint venture STX Operations. Cricket controls STX Operations through a 75.75% controlling membership interest in its parent company STX Wireless. On October 1, 2010, the Company and various entities doing business as Pocket Communications ("Pocket") contributed substantially all of their respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, the Company made payments to Pocket of approximately $40.7 million in cash.

The joint venture strengthens the Company's presence and competitive positioning in the South Texas region. Commencing October 1, 2010, STX Operations began providing Cricket service to approximately 700,000 customers, of which approximately 323,000 were contributed by Pocket, with a network footprint covering population and potential customers ("POPs") of approximately 4.4 million.

The Company accounted for the acquisition of Pocket's business as a business purchase combination in accordance with the authoritative guidance for business combinations, with the Company as the acquirer. The consideration provided to Pocket, in exchange for Pocket's business, was allocated to the tangible and intangible assets acquired and liabilities assumed by STX Wireless based on their fair values as of October 1, 2010. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill.

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

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement (the “STX LLC Agreement”). Under the STX LLC Agreement, Pocket has the right to put, and the Company has the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to the Company all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, subject to adjustment in certain circumstances. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). The Company has the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to the Company by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the three months ended March 31, 2012 and for the year ended December 31, 2011, the Company recorded a net accretion expense of approximately $3.9 million and a net accretion benefit of $8.9 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value of $94.5 million and $90.7 million, respectively.

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

Savary Island Venture

Cricket owns an 85% non-controlling membership interest in Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to Cricket. Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali, an entity in which the Company owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. Immediately prior to such purchase, Denali contributed all of its wireless spectrum outside of the Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a “very small business” designated entity under FCC regulations. Ring Island Wireless, LLC (“Ring Island”) contributed $5.1 million of cash to Savary Island in exchange for a 15% controlling membership interest. On March 31, 2011, Denali and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

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

The Company attributes profits and losses to Ring Island's redeemable non-controlling interests each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital.  However, the Company would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest are presented as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income.  As of March 31, 2012 and December 31, 2011, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, dated as of December 27, 2010 (the “Savary Island Credit Agreement”) to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. In connection with the closing of a license exchange transaction with T-Mobile on November 30, 2011, Savary Island assigned 10 MHz of unused wireless spectrum in Indianapolis, IN and Minneapolis, MN to T-Mobile and Cricket canceled $41.1 million in principal amount of indebtedness owed by Savary Island under the Savary Island Credit Agreement. As of March 31, 2012 and December 31, 2011, borrowings outstanding under the Savary Island Credit Agreement (excluding accrued interest) totaled $170.5 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are due in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Note 8.	Arrangements with Variable Interest Entities and Joint Ventures

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

The aggregate carrying amount and classification of the assets and liabilities of Savary Island, excluding intercompany accounts and transactions, as of March 31, 2012 and December 31, 2011 are presented in the table below (in thousands):

	March 31, 2012	December 31, 2011

Assets
Cash and cash equivalents	$11,051	$7,084
Wireless licenses	34,022	41,947
Assets held for sale (1)	$93,115	$85,190
Total assets	$138,188	$134,221
Liabilities
Other current liabilities	$8	$5
Total liabilities	$8	$5

(1)
Represents the carrying value of wireless licenses to be sold to Verizon Wireless and assigned to T-Mobile at the closings under the license purchase and exchange agreements discussed in "Note 7. Significant Acquisitions and Other Transactions."

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

	Three Months Ended March 31,
	2012	2011

Beginning balance, January 1	$95,910	$104,788
Accretion of redeemable non-controlling interests	4,105	9,771
Other	(255)	(269)
Ending balance, March 31,	$99,760	$114,290

Note 9.	Unrestricted Subsidiaries
In July 2011, the Company's board of directors designated Cricket Music and Cricket Music's wholly-owned subsidiary Cricket Music Operations, LLC (“Music Operations”) as “Unrestricted Subsidiaries” under the indentures governing Cricket's senior notes. Music Operations holds certain hardware, software and intellectual property relating to Cricket's Muve Music service. The financial position and results of operations of Cricket Music and Music Operations are included in the Company's condensed consolidated financial statements included in this report. Together with STX Wireless and Savary Island, Cricket Music and Music Operations are presented as “Non-Guarantors” within the Company's condensed consolidating financial statements included in Note 12.
As required by the indentures governing Cricket's senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position as of March 31, 2012 and December 31, 2011 and results of operations of Cricket Music and Music Operations for the three months ended March 31, 2012 in the following tables separately (in thousands):

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1	$1
Property and equipment, net	8,310	9,435
Total assets	$8,311	$9,436
Liabilities and stockholders' equity
Other current liabilities	2	—
Stockholders' equity	8,309	9,436
Total liabilities and stockholders' equity	$8,311	$9,436

Three Months Ended
March 31, 2012
Revenues	$—
Operating expenses
Depreciation and amortization	$1,124
Other	4
Total operating expenses	1,128
Operating loss	(1,128)
Net loss	$(1,128)

Note 10.	Income Taxes

The computation of the Company's annual effective tax rate includes a forecast of the Company's estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company's ordinary income (loss). The Company's projected ordinary income tax expense for the full year 2012 consists primarily of the deferred tax effect of the Company's investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because the Company's projected 2012 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes as of and for the three months ended March 31, 2012 and 2011 by applying the actual effective tax rate to the year-to-date income (loss).

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three months ended March 31, 2012, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $1.9 million Texas Margins Tax (“TMT”) credit. Accordingly, at March 31, 2012 and December 31, 2011, the Company recorded a valuation allowance offsetting substantially all of its deferred tax assets.

The Company has substantial federal and state net operating losses ("NOLs") for income tax purposes. Subject to certain requirements, the Company may “carry forward” its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of March 31, 2012, the Company had federal and state NOLs of approximately $2.6 billion which begin to expire in 2022 for federal income tax purposes and of which $37.2 million will expire at the end of 2012 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $991.4 million, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

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

Note 11.	Commitments and Contingencies

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

The Company believes that any damage amounts alleged by plaintiffs in the matters discussed below are not necessarily meaningful indicators of its potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether the amount can be reasonably estimated. Unless otherwise indicated, the Company cannot currently estimate the possible loss or range of losses for the matters discussed below. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved.

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

Patent Litigation

DNT

On February 1, 2012, a matter brought against the Company by DNT LLC ("DNT") on May 1, 2009 in the United States District Court for the Eastern District of Virginia, Richmond Division was dismissed. DNT had alleged that the Company used, encouraged the use of, sold, offered for sale and/or imported voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constituted both direct and indirect infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT had further alleged that the Company's infringement was willful, and the complaint sought an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys' fees. The Company entered into an agreement with DNT to settle this matter on December 11, 2011.

Realtime Data

The Company is currently involved in a matter with Realtime Data, LLC ("Realtime") in the United States District Court for the Eastern District of Texas relating to alleged infringement of U.S. Patent Nos. 7,161,506, 7,321,937, 7,352,300 and 7,415,530. Realtime alleges that the Company and the other defendants, which include AT&T, Verizon Wireless, Sprint, T-Mobile and MetroPCS, each infringe these patents through their use of third-party compression software and servers for data optimization over their networks. The complaint seeks unspecified monetary damages as well as costs and attorneys' fees. The Company was originally sued by Realtime in this matter on September 23, 2010. The court held a claim construction hearing on the patents on April 12, 2012, and trial on this matter is scheduled to begin on February 11, 2013.

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

In addition, in the event Leap is involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc. ("MetroPCS")), either the Company (or the Company's successor in interest) or Sprint may terminate the wholesale agreement within 60 days following the closing of such a transaction. In connection with any such termination, the Company (or its successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, being 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

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

Other Agreements

In April 2012, the Company entered into a multi-year supply agreement and began engineering and information technology development work with the supplier under the agreement in anticipation of Company purchases. The parties intend to negotiate and enter into a significant purchase commitment in connection with the supply agreement. The Company currently expects to enter into the purchase commitment in the near term. However, if the Company and the supplier do not agree upon a purchase commitment, the Company has agreed to pay the supplier $20 million to compensate the supplier for its effort and expense in connection with the development work.

Note 12.	Guarantor Financial Information

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries (STX Wireless, Savary Island, Cricket Music and their respective subsidiaries) and total consolidated Leap and subsidiaries as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of March 31, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$67	$257,955	$—	$97,896	$—	$355,918
Short-term investments	—	280,787	—	—	—	280,787
Inventories	—	94,621	—	4,958	—	99,579
Deferred charges	—	57,615	—	41	—	57,656
Other current assets	2,189	131,264	—	437	(3,279)	130,611
Total current assets	2,256	822,242	—	103,332	(3,279)	924,551
Property and equipment, net	—	1,879,265	—	67,474	—	1,946,739
Investments in and advances to affiliates and consolidated subsidiaries	819,546	2,260,469	29,550	—	(3,109,565)	—
Wireless licenses	—	—	1,502,936	98,935	—	1,601,871
Assets held for sale	—	—	299,216	93,115	—	392,331
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	16,738	—	19,942	—	36,680
Other assets	3,529	55,380	—	9,684	—	68,593
Total assets	$825,331	$5,045,316	$1,831,702	$413,146	$(3,112,844)	$5,002,651
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$143	$346,185	$—	$4,282	$—	$350,610
Current maturities of long-term debt	—	21,911	—	—	—	21,911
Intercompany payables	58,558	277,169	—	34,450	(370,177)	—
Other current liabilities	2,444	282,571	2	17,232	(3,279)	298,970
Total current liabilities	61,145	927,836	2	55,964	(373,456)	671,491
Long-term debt	250,000	2,950,591	—	195,086	(195,086)	3,200,591
Deferred tax liabilities	—	344,419	—	—	—	344,419
Other long-term liabilities	—	150,783	—	21,421	—	172,204
Total liabilities	311,145	4,373,629	2	272,471	(568,542)	4,388,705
Redeemable non-controlling interests	—	99,760	—	—	—	99,760
Stockholders' equity	514,186	571,927	1,831,700	140,675	(2,544,302)	514,186
Total liabilities and stockholders' equity	$825,331	$5,045,316	$1,831,702	$413,146	$(3,112,844)	$5,002,651

Condensed Consolidating Balance Sheet as of December 31, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$91	$262,971	$—	$82,181	$—	$345,243
Short-term investments	—	405,801	—	—	—	405,801
Inventories	—	110,710	—	6,247	—	116,957
Deferred charges	—	57,936	—	43	—	57,979
Other current assets	2,279	131,331	—	849	(2)	134,457
Total current assets	2,370	968,749	—	89,320	(2)	1,060,437
Property and equipment, net	—	1,876,031	—	81,343	—	1,957,374
Investments in and advances to affiliates and consolidated subsidiaries	918,386	2,249,019	27,863	—	(3,195,268)	—
Wireless licenses	—	—	1,682,111	106,859	—	1,788,970
Assets held for sale	—	—	119,066	85,190	—	204,256
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	17,418	—	24,059	—	41,477
Other assets	3,894	59,592	—	4,804	—	68,290
Total assets	$924,650	$5,182,031	$1,829,040	$412,239	$(3,195,270)	$5,152,690
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$79	$447,293	$—	$12,906	$—	$460,278
Current maturities of long-term debt	—	21,911	—	—	—	21,911
Intercompany payables	56,009	281,546	—	32,811	(370,366)	—
Other current liabilities	5,247	239,752	—	11,360	(2)	256,357
Total current liabilities	61,335	990,502	—	57,077	(370,368)	738,546
Long-term debt	250,000	2,948,749	—	190,572	(190,572)	3,198,749
Deferred tax liabilities	—	333,804	—	—	—	333,804
Other long-term liabilities	—	148,362	—	24,004	—	172,366
Total liabilities	311,335	4,421,417	—	271,653	(560,940)	4,443,465
Redeemable non-controlling interests	—	95,910	—	—	—	95,910
Stockholders' equity	613,315	664,704	1,829,040	140,586	(2,634,330)	613,315
Total liabilities and stockholders' equity	$924,650	$5,182,031	$1,829,040	$412,239	$(3,195,270)	$5,152,690

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$685,710	$—	$88,272	$16	$773,998
Equipment revenues	—	45,250	—	6,371	—	51,621
Other revenues	—	4,010	29,689	1,076	(34,775)	—
Total revenues	—	734,970	29,689	95,719	(34,759)	825,619
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	267,950	—	24,110	(30,749)	261,311
Cost of equipment	—	219,348	—	28,499	—	247,847
Selling and marketing	—	85,033	—	10,521	—	95,554
General and administrative	2,737	78,485	190	12,297	(4,010)	89,699
Depreciation and amortization	—	130,183	—	16,360	—	146,543
Total operating expenses	2,737	780,999	190	91,787	(34,759)	840,954
Gain (loss) on sale or disposal of assets, net	—	(1,391)	—	923	—	(468)
Operating income (loss)	(2,737)	(47,420)	29,499	4,855	—	(15,803)
Equity in net income (loss) of consolidated subsidiaries	(98,586)	29,842	—	—	68,744	—
Equity in net income of investees, net	—	193	—	—	—	193
Interest income	6,063	4,540	—	2	(10,576)	29
Interest expense	(3,179)	(69,925)	—	(4,514)	10,576	(67,042)
Income (loss) before income taxes	(98,439)	(82,770)	29,499	343	68,744	(82,623)
Income tax expense	—	(11,711)	—	—	—	(11,711)
Net income (loss)	(98,439)	(94,481)	29,499	343	68,744	(94,334)
Accretion of redeemable non-controlling interests	—	(4,105)	—	—	—	(4,105)
Net income (loss) attributable to common stockholders	$(98,439)	$(98,586)	$29,499	$343	$68,744	$(98,439)
Other comprehensive income (loss):
Net income (loss)	(98,439)	(94,481)	29,499	343	68,744	(94,334)
Net unrealized holding gains on investments, net of tax	2	2	—	—	(2)	2
Comprehensive income (loss)	$(98,437)	$(94,479)	$29,499	$343	$68,742	$(94,332)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$594,824	$—	$83,571	$16	$678,411
Equipment revenues	—	87,444	—	14,059	—	101,503
Other revenues	—	4,511	23,703	969	(29,183)	—
Total revenues	—	686,779	23,703	98,599	(29,167)	779,914
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	237,166	—	23,435	(24,656)	235,945
Cost of equipment	—	199,901	—	29,894	—	229,795
Selling and marketing	—	93,324	—	16,528	—	109,852
General and administrative	2,752	81,789	188	15,191	(4,511)	95,409
Depreciation and amortization	—	115,088	—	11,586	—	126,674
Total operating expenses	2,752	727,268	188	96,634	(29,167)	797,675
Loss on sale or disposal of assets, net	—	(292)	—	(57)	—	(349)
Operating income (loss)	(2,752)	(40,781)	23,515	1,908	—	(18,110)
Equity in net income (loss) of consolidated subsidiaries	(96,361)	20,445	—	—	75,916	—
Equity in net income of investees, net	—	1,179	—	—	—	1,179
Interest income	6,063	5,042	—	—	(11,041)	64
Interest expense	(3,161)	(61,721)	—	(4,978)	11,041	(58,819)
Income (loss) before income taxes	(96,211)	(75,836)	23,515	(3,070)	75,916	(75,686)
Income tax expense	—	(10,754)	—	—	—	(10,754)
Net income (loss)	(96,211)	(86,590)	23,515	(3,070)	75,916	(86,440)
Accretion of redeemable non-controlling interests	—	(9,771)	—	—	—	(9,771)
Net income (loss) attributable to common stockholders	$(96,211)	$(96,361)	$23,515	$(3,070)	$75,916	$(96,211)
Other comprehensive loss:
Net income (loss)	(96,211)	(86,590)	23,515	(3,070)	75,916	(86,440)
Net unrealized holding gains on investments, net of tax	9	9	—	—	(9)	9
Comprehensive income (loss)	$(96,202)	$(86,581)	$23,515	$(3,070)	$75,907	$(86,431)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(24)	$17,059	$—	$18,322	$—	$35,357
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(145,498)	—	(8,327)	5,571	(148,254)
Purchases of wireless licenses and spectrum clearing costs	—	(976)	—	—	—	(976)
Proceeds from sales of wireless licenses and operating assets	—	451	—	5,975	(5,571)	855
Purchases of investments	—	(77,149)	—	—	—	(77,149)
Sales and maturities of investments	—	202,107	—	—	—	202,107
Net cash used in investing activities	—	(21,065)	—	(2,352)	—	(23,417)
Financing activities:
Other	—	(1,010)	—	(255)	—	(1,265)
Net cash used in financing activities	—	(1,010)	—	(255)	—	(1,265)
Net increase (decrease) in cash and cash equivalents	(24)	(5,016)	—	15,715	—	10,675
Cash and cash equivalents at beginning of period	91	262,971	—	82,181	—	345,243
Cash and cash equivalents at end of period	$67	$257,955	$—	$97,896	$—	$355,918

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided (used in) by operating activities	$(1)	$70,303	$—	$1,698	$—	$72,000
Investing activities:
Acquisition of a business	—	(850)	—	—	—	(850)
Purchases of and change in prepayments for purchases of property and equipment	—	(86,322)	—	(6,359)	—	(92,681)
Purchases of wireless licenses and spectrum clearing costs	—	(2,294)	—	—	—	(2,294)
Purchases of investments	—	(105,521)	—	—	—	(105,521)
Sales and maturities of investments	—	61,257	—	—	—	61,257
Change in restricted cash	—	—	—	(700)	—	(700)
Net cash used in investing activities	—	(133,730)	—	(7,059)	—	(140,789)
Financing activities:
Repayment of long-term debt	—	5,000	—	(5,000)	—	—
Other	—	(510)	—	(269)	—	(779)
Net cash provided by (used in) financing activities	—	4,490	—	(5,269)	—	(779)
Net decrease in cash and cash equivalents	(1)	(58,937)	—	(10,630)	—	(69,568)
Cash and cash equivalents at beginning of period	85	269,140	—	81,565	—	350,790
Cash and cash equivalents at end of period	$84	$210,203	$—	$70,935	$—	$281,222

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” “us,” and the “Company” refer to Leap Wireless International, Inc., or Leap, and its subsidiaries and consolidated joint ventures, including Cricket Communications, Inc., or Cricket. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2012 population estimates provided by Claritas Inc., a market research company.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 21, 2012.

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

•
the duration and severity of the current economic downturn in the United States and changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy and transportation costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	the impact of competitors' initiatives;

•	our ability to successfully implement product and service plan offerings, expand our retail distribution and execute effectively on our other strategic activities;

•	our ability to obtain and maintain roaming and wholesale services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to attract, integrate, motivate and retain an experienced workforce, including members of senior management;

•	future customer usage of our wireless services, which could exceed our expectations, and our ability to manage or increase network capacity to meet increasing customer demand;

•	our ability to acquire or obtain access to additional spectrum in the future at a reasonable cost or on a timely basis;

•	our ability to comply with the covenants in any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

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

As of March 31, 2012, Cricket service was offered in 47 states and the District of Columbia across an extended area covering approximately 289 million POPs. As of March 31, 2012, we had approximately 6.2 million customers, and we and Savary Island owned wireless licenses covering an aggregate of approximately 181.5 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 95.7 million POPs as of March 31, 2012. The licenses we own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over an extended service area. We have also entered into a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. These arrangements enable us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide. In 2011, we significantly expanded our nationwide sales presence by offering Cricket products and services in thousands of additional mass-market retail locations, and we expect to continue expanding our distribution in the future. We generally expect that margins we generate from customers we acquire outside of our Cricket network footprint will be similar to those realized by carriers operating without their own wireless facilities, which are generally lower than those we generate from customers we acquire within our Cricket network footprint.

The foundation of our business is to provide unlimited, nationwide wireless services and to design and market our products and services to appeal to customers seeking increased value. None of our services require customers to enter into long-term commitments or pass a credit check. The service plans we currently offer are “all-inclusive,” with telecommunication taxes and certain fees included within the service plan price. We introduced these “all-inclusive” service plans together with smartphones in August 2010 and we introduced our Muve Music® service (an unlimited music download service designed specifically for mobile handsets) in early 2011. We believe these changes have made our services more attractive to customers, improved our competitive positioning in the marketplace and improved our financial and operational performance. Since their introduction, these initiatives have generally led to higher average monthly revenue per customer and lower churn, although they have also resulted in increased costs, including equipment subsidy for new and upgrading customers and incremental service costs. On balance, we believe that the changes we implemented to our product and service offerings have strengthened our business and are leading to greater lifetime customer value. The extent to which these initiatives will positively impact our future financial and operational results will depend upon our efforts to strengthen and expand our retail distribution, continued customer acceptance of our product and service offerings and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

We are continuing to pursue opportunities to strengthen and expand our business. We currently plan to deploy next-generation LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We successfully launched a commercial trial market in late 2011 and plan to cover up to approximately 25 million POPs with LTE in 2012. Other current business investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. In addition, we plan to continue to strengthen and expand our distribution, including through the wholesale agreement we have entered into. As we continue to expand the size and scope of our business, we may enter into agreements with vendors that contain significant purchase or revenue commitments to enable us to obtain access to attractive products and services or to obtain more favorable overall purchasing terms and conditions. We may also pursue other activities to build our business, which could be significant, and could include the launch of new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets or the acquisition of all or portions of other wireless communications companies or complementary businesses, and we may elect to enter into partnerships, joint ventures or other arrangements with others with respect to these initiatives. We expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we hold include large regional areas covering both rural and metropolitan communities, we may seek to partner with others, sell some of this spectrum or pursue alternative products or services to utilize or benefit from the spectrum not currently used for Cricket service. We intend to be disciplined as we pursue any investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, and churn to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, promotional activity, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base), competitive actions, and the relative amount of time a market has been in operation, any of which may either offset or magnify certain seasonal effects. For example, we frequently offer existing customers the opportunity to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. In addition, from time to time, we offer port-in promotions in which we lower the price on select smartphones, which is intended to drive significant, new customer activity for our smartphone handsets and their accompanying higher-priced service plans. We believe that promotional activity can provide important long-term benefits to us, including by helping us attract new customers for our wireless services or by extending the period of time over which customers use our services. The success of any of our promotional efforts depends upon many factors, including the cost that we incur to attract or retain customers and the length of time these customers continue to use our services. Sales activity that would otherwise have been expected based on seasonal trends can also be negatively impacted by factors such as the billing system disruptions we experienced in 2011 and the inventory shortages we experienced at various times in 2009 and 2010 with respect to certain of our strongest-selling devices.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We may generate additional liquidity by selling non-core assets or by accessing the capital markets to raise additional funding and/or to refinance and extend the maturity of existing indebtedness. See “—Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These principles require us to make estimates and judgments that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities and our reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of deferred tax assets, long-lived assets and indefinite-lived intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011 on February 21, 2012, there have been no significant changes to our critical accounting policies and estimates, except as follows:

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

When we activate service for a new customer, we often sell that customer a device along with a period of service. In accordance with the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with service constitutes a multiple element arrangement. Under this guidance, once a company has determined the best estimate of selling price of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative selling price basis. Applying the guidance to these transactions results in our recognition of the total consideration received, less amounts allocated to the wireless service period (generally the customer's monthly service plan), as equipment revenue.

Amounts allocated to equipment revenues and related costs from the sale of devices are recognized when service is activated by new customers. Revenues and related costs from the sale of devices and accessories to existing customers are recognized at the point of sale. The costs of devices and accessories sold are recorded in cost of equipment. In addition to devices that we sell directly to our customers at Cricket-owned stores, we sell devices to third-party dealers, including nationwide retailers. These dealers then sell the devices to the ultimate Cricket customer, similar to the sale made at a Cricket-owned store. Sales of devices to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions and commissions ultimately available to such dealers is not reliably estimable until the devices are sold by such dealers to customers. Thus, revenues from devices sold to third-party dealers are recorded as deferred equipment revenue and the related costs of the devices are recorded as deferred charges upon shipment of the devices by us. The deferred charges are recognized as equipment costs when the related equipment revenue is recognized, which occurs when service is activated by the customer.

During the second half of 2012, we plan to broaden our use of a third-party logistics provider to manage the planning, purchasing and fulfillment of handsets and other devices, whereby our third-party dealers, including nationwide retailers, will increasingly purchase handsets and other devices directly from the logistics provider. Under this arrangement, we, in most cases, will not hold title to, or have ownership in, the related device inventory shipped to our dealers. Accordingly, we will not record deferred equipment revenues or deferred charges on our balance sheet related to devices purchased by third-party dealers. Therefore, upon customer activation of these handsets and other devices, we will no longer record equipment revenue or cost of equipment. Fees paid to the logistics provider will be recorded as deferred charges upon shipment of devices to the dealers and be recognized in cost of equipment when service is activated by the customer. Handsets and other devices purchased by company-owned stores will continue to be accounted for as inventory and deferred equipment revenues until sold and activated by the customers, at which time, equipment revenues and the related cost of equipment will be recognized.

Through a third-party provider, our customers may elect to participate in an extended warranty program for devices they purchase. We recognize revenue on replacement devices sold to its customers under the program when the customer purchases the device.

Sales incentives offered to customers and commissions and sales incentives offered to our third-party dealers are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return devices and accessories based on time and/or usage, and customer returns of devices and accessories have historically been insignificant.

Amounts that are billed in advance of customers' wireless service periods are not reflected in accounts receivable or deferred revenue since collectability of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to devices sold to third-party dealers.

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that we provide to our customers. The service plans we currently offer are “all-inclusive” of telecommunications and regulatory fees, in that we do not separately bill and collect amounts owed and remitted to government agencies from our customers. For our legacy service plans, which are not “all-inclusive,” we separately bill and collect from our customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from our customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the three months ended March 31, 2012 and 2011, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $4.1 million and $11.5 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Results of Operations

Operating Items

The following tables summarize operating data for our condensed consolidated operations for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,
					Change from Prior Year
	2012	% of 2012 Service Revenues	2011	% of 2011 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$773,998		$678,411		$95,587	14.1%
Equipment revenues	51,621		101,503		(49,882)	(49.1)%
Total revenues	825,619		779,914		45,705	5.9%
Operating expenses:
Cost of service	261,311	33.8%	235,945	34.8%	25,366	10.8%
Cost of equipment	247,847	32.0%	229,795	33.9%	18,052	7.9%
Selling and marketing	95,554	12.3%	109,852	16.2%	(14,298)	(13.0)%
General and administrative	89,699	11.6%	95,409	14.1%	(5,710)	(6.0)%
Depreciation and amortization	146,543	18.9%	126,674	18.7%	19,869	15.7%
Total operating expenses	840,954	108.7%	797,675	117.6%	43,279	5.4%
Loss on sale or disposal of assets, net	(468)	(0.1)%	(349)	(0.1)%	(119)	34.1%
Operating loss	$(15,803)	(2.0)%	$(18,110)	(2.7)%	$2,307	(12.7)%

The following tables summarize customer activity for the three months ended March 31, 2012 and 2011:

			Change
For the Three Months Ended March 31, (1)	2012	2011	Amount	Percent

Gross customer additions	859,547	852,164	7,383	0.9%
Net customer additions	258,060	330,574	(72,514)	(21.9)%
Weighted-average number of customers	6,025,427	5,650,349	375,078	6.6%
As of March 31, 2012
Total customers	6,192,073	5,848,753	343,320	5.9%

____________

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Gross Customer Additions

Gross customer additions for the three months ended March 31, 2012 were 859,547 compared to 852,164 for the corresponding period of the prior year. The 0.9% increase in the number of gross customer additions was primarily driven by the increase in the number of new voice customers as a result of customer demand for our “all-inclusive” service plans, smartphones and Muve Music service, partially offset by a decrease in customer additions for our Cricket Broadband service. The increase in our new voice customers was also driven by additions through our nationwide retailers outside of our current network footprint.

Net Customer Additions

Net customer additions for the three months ended March 31, 2012 were 258,060 compared to 330,574 for the corresponding period of the prior year. The 21.9% decrease in the number of net customer additions reflected a decrease in net customer additions for our voice services, which was primarily driven by an increase in the number of deactivating customers in our current network footprint. Net customer additions for our Cricket Broadband service also decreased due to reduced marketing emphasis and increased network management initiatives.

Service Revenues

Service revenues increased $95.6 million, or 14.1%, for the three months ended March 31, 2012 compared to the corresponding period of the prior year. This increase resulted from a 6.6% increase in the weighted-average number of customers, which was primarily due to the increase in the number of new voice customers as a result of customer demand for our “all-inclusive” service plans, smartphones and Muve Music service. Additionally, we experienced an 8.2% increase in ARPU, primarily due to increased uptake of our higher-priced service plans for our smartphones and our Muve Music service.

Equipment Revenues

Equipment revenues decreased $49.9 million, or 49.1%, for the three months ended March 31, 2012 compared to the corresponding period of the prior year. This decrease was primarily due to a 52.2% decrease in the average revenue per device sold, due primarily to lower pricing on certain of our smartphones in connection with promotional activity during the first quarter of 2012. In addition, our indirect channel commission and sales incentive costs increased as we continued to add additional premier dealer locations as part of our sales and distribution strategy to continue to increase our market penetration. The decrease in equipment revenues was partially offset by a 6.4% increase in the number of devices sold to new and upgrading customers.

Cost of Service

Cost of service increased $25.4 million, or 10.8%, for the three months ended March 31, 2012 compared to the corresponding period of the prior year. The increase in cost of service was primarily driven by a 6.6% increase in the weighted-average number of customers, which resulted in increased nationwide roaming costs and telecommunication taxes as well as increased operating costs associated with our Muve Music service that was launched in the first quarter of 2011. As a percentage of service revenues, cost of service was 33.8% for the three months ended March 31, 2012 compared to 34.8% for the corresponding period of the prior year.

Cost of Equipment

Cost of equipment increased $18.1 million, or 7.9%, for the three months ended March 31, 2012 compared to the corresponding period of the prior year. This increase was primarily due to a 6.4% increase in the number of devices sold to new and upgrading customers as well as a 1.6% increase in the average cost per device sold. The increase in the average cost per device sold to new and upgrading customers during the period was largely attributable to increased sales volumes of our higher-end smartphones and our new Muve Music-enabled devices which were launched in the first quarter of 2011.

Selling and Marketing Expenses

Selling and marketing expenses decreased $14.3 million, or 13.0%, for the three months ended March 31, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 12.3% from 16.2% in the prior year period. These percentage decreases were largely attributable to a decrease in selling costs primarily due to the sale and transfer of select company-owned retail locations to indirect dealers, which lowered our fixed costs associated with store facilities and employee-related costs, as well as an increase in service revenues and consequent benefits of scale.

General and Administrative Expenses

General and administrative expenses decreased $5.7 million, or 6.0%, for the three months ended March 31, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 11.6% from 14.1% in the prior year period primarily due to continued benefits from our cost-management initiatives and the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $19.9 million, or 15.7%, for the three months ended March 31, 2012 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to network and corporate platform upgrades which partially related to our deployment of LTE technology.

Loss on Sale or Disposal of Assets, Net

Loss on sale or disposal of assets, net reflected losses of $0.5 million and $0.3 million recognized during the three months ended March 31, 2012 and 2011, respectively, upon the disposal of certain property and equipment.

Non-Operating Items

The following table summarizes non-operating data for our condensed consolidated operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011	Change

Equity in net income of investees, net	$193	$1,179	$(986)
Interest income	29	64	(35)
Interest expense	(67,042)	(58,819)	(8,223)
Income tax expense	(11,711)	(10,754)	(957)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Equity in Net Income of Investees, Net

Equity in net income of investees, net reflects our share of net income or losses of regional wireless service providers in which we hold investments.

Interest Expense

Interest expense increased $8.2 million during the three months ended March 31, 2012 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011.

Income Tax Expense

During the three months ended March 31, 2012, we recorded income tax expense of $11.7 million compared to income tax expense of $10.8 million for the three months ended March 31, 2011. The increase primarily related to a $1.1 million income tax benefit associated with the deferred tax effect related to our investment in STX Wireless during the three months ended March 31, 2011.

Unrestricted Subsidiaries

In July 2011, Leap's board of directors designated Cricket Music Holdco, LLC (a wholly-owned subsidiary of Cricket, or Cricket Music) and Cricket Music's wholly-owned subsidiary Cricket Music Operations, LLC, or Music Operations, as “Unrestricted Subsidiaries” under the indentures governing our senior notes.  Cricket Music and Music Operations hold certain hardware, software and intellectual property relating to our Muve Music service. During the three months ended March 31, 2012, Cricket Music and Music Operations had no operations or revenues. Therefore, the most significant components of the financial position and results of operations of our unrestricted subsidiaries were property and equipment and depreciation expense. As of March 31, 2012, property and equipment of our unrestricted subsidiaries was approximately $8.3 million, and for the three months ended March 31, 2012, depreciation expense of our unrestricted subsidiaries was approximately $1.1 million, resulting in a net loss of approximately $1.1 million.

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

Performance Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include ARPU, which measures average service revenue per customer; CPGA, which measures the average cost of acquiring a new customer; cash costs per user per month, or CCU, which measures the non-selling cash cost of operating our business on a per customer basis; churn, which measures turnover in our customer base; and adjusted operating income before depreciation and amortization, or OIBDA, which measures operating performance. ARPU, CPGA, CCU and adjusted OIBDA are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company's financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, which are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income or condensed consolidated statements of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, which are excluded from the most directly comparable measure so calculated and presented. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of ARPU, CPGA, CCU and adjusted OIBDA to the most directly comparable GAAP financial measures.

ARPU is service revenues, less pass-through regulatory fees and telecommunications taxes, divided by the weighted-average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. Our customers are generally disconnected from service after a specified period following their failure to either pay a monthly bill or replenish, or “top-up,” their account. Because our calculation of weighted-average number of customers includes customers who are not currently paying for service but who have not yet been disconnected from service because they have not paid their last bill or have not replenished their account, ARPU may appear lower during periods in which we have significant disconnect activity. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless communications providers. Other companies may calculate this measure differently.

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

Adjusted OIBDA is a non-GAAP financial measure defined as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of: (gain)/loss on sale, exchange or disposal of assets, net; impairments and other charges; and share-based compensation expense. Adjusted OIBDA should not be construed as an alternative to operating income (loss) or net income (loss) as determined in accordance with GAAP, or as an alternative to cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity.

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

The following table shows metric information for the three months ended March 31, 2012 and 2011 (unaudited; Adjusted OIBDA in thousands):

	Three Months Ended March 31,
	2012	2011

ARPU	$42.59	$39.35
CPGA	$228	$192
CCU	$24.55	$23.04
Churn	3.3%	3.1%
Adjusted OIBDA	$130,514	$112,492

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

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (unaudited; in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended March 31,
	2012	2011

Service revenues	$773,998	$678,411
Less pass-through regulatory fees and telecommunications taxes	(4,137)	(11,459)
Total service revenues used in the calculation of ARPU	769,861	666,952
Weighted-average number of customers	6,025,427	5,650,349
ARPU	$42.59	$39.35

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (unaudited; in thousands, except gross customer additions and CPGA):

	Three Months Ended March 31,
	2012	2011

Selling and marketing expense	$95,554	$109,852
Less share-based compensation expense included in selling and marketing expense	(23)	(47)
Plus cost of equipment	247,847	229,795
Less equipment revenue	(51,621)	(101,503)
Less net loss on equipment transactions and third-party commissions unrelated to customer acquisition	(96,097)	(74,124)
Total costs used in the calculation of CPGA	$195,660	$163,973
Gross customer additions	859,547	852,164
CPGA	$228	$192

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (unaudited; in thousands, except weighted-average number of customers and CCU):

	Three Months Ended March 31,
	2012	2011

Cost of service	$261,311	$235,945
Plus general and administrative expense	89,699	95,409
Less share-based compensation expense included in cost of service and general and administrative expense	717	(3,532)
Plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition	96,097	74,124
Less pass-through regulatory fees and telecommunications taxes	(4,137)	(11,459)
Total costs used in the calculation of CCU	$443,687	$390,487
Weighted-average number of customers	6,025,427	5,650,349
CCU	$24.55	$23.04

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (unaudited; in thousands):

	Three Months Ended March 31,
	2012	2011

Operating loss	$(15,803)	$(18,110)
Plus depreciation and amortization	146,543	126,674
OIBDA	$130,740	$108,564
Plus loss on sale or disposal of assets, net	468	349
Plus share-based compensation expense (benefit)	(694)	3,579
Adjusted OIBDA	$130,514	$112,492

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We may generate additional liquidity by selling non-core assets or by accessing the capital markets to raise additional funding and/or to refinance and extend the maturity of existing indebtedness.

We had a total of $636.7 million in unrestricted cash, cash equivalents and short-term investments as of March 31, 2012. We generated $35.4 million of net cash from operating activities during the three months ended March 31, 2012, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets and product offerings continue to develop and our business continues to grow. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations, as well as our current business investment initiatives.

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

We may also pursue other activities to build our business, which could be significant. As we continue to expand the size and scope of our business, we may enter into agreements with vendors that contain significant purchase or revenue commitments to enable us to obtain access to attractive products and services or to obtain more favorable overall purchasing terms and conditions. Other business investment initiatives could include the launch of new product and service offerings, the acquisition of additional spectrum through private transactions or FCC auctions, the build-out and launch of new markets or the acquisition of all or portions of other wireless communications companies or complementary businesses, and we may elect to enter into partnerships, joint ventures or other arrangements with others with respect to these initiatives. Pursuing any of these other business investment initiatives at a significant level would likely require that we raise additional capital, which could consist of third-party debt or equity financing from the public and/or private capital markets. We do not intend to pursue any of these other business investment initiatives at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, our current business investment initiatives and any such other activities.

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial and operating performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected financial and operating results, the competitive landscape and other factors. Our projections regarding future capital and operating requirements and liquidity are based upon current operating, financial and competitive information and projections regarding our business and its financial performance. There are a number of risks and uncertainties (including the risks to our business described above and others set forth in this report in "Part II - Item 1A. Risk Factors") that could cause our financial and operating results and capital requirements to differ materially from our projections and that could cause our liquidity to differ materially from the assessment set forth above.

As of March 31, 2012, we had $3,222.5 million in senior indebtedness outstanding, which was comprised of $250 million in aggregate principal amount of 4.5% convertible senior notes due 2014, $300 million in aggregate principal amount of 10.0% unsecured senior notes due 2015, $21.9 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016 and $1,600 million in aggregate principal amount of 7.75% unsecured senior notes due 2020, as more fully described below. The indentures governing Cricket's secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to take certain actions, including incurring additional indebtedness beyond specified thresholds.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization, and we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under the indentures governing Cricket's secured and unsecured senior notes. Also, as our markets and product offerings continue to develop and our business continues to grow, we expect that increased cash flows will result in improvements in our consolidated leverage ratio. In addition, although our $3,222.5 million of senior indebtedness bears interest at fixed rates, we continue to review changes and trends in interest rates to evaluate possible hedging activities we could consider implementing. As a result of the actions described above, and our expected cash generated from operations and other sources of liquidity, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $36.6 million, or 50.9%, for the three months ended March 31, 2012 compared to the corresponding period of the prior year. This decrease was primarily attributable to changes in working capital.

Investing Activities

Net cash used in investing activities was $23.4 million during the three months ended March 31, 2012, which included the effects of the following transactions during the period:

•	We purchased $146.3 million of property and equipment for the ongoing maintenance and development of our network and other business assets.

•	We made investment purchases of $77.1 million, offset by sales or maturities of investments of $202.1 million.

Financing Activities

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2012, which related to capital leases and mandatory distributions made by Savary Island to Ring Island under the Savary Island LLC Agreement.

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

Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC, or Denali, an entity in which Cricket owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year to year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. In May 2011, Cricket prepaid approximately $15.1 million in principal amount of the note. As of March 31, 2012 and December 31, 2011, $21.9 million in principal amount of indebtedness was outstanding under the note.

On November 3, 2011, Savary Island entered into a license purchase agreement with Verizon Wireless, as further discussed below in “-Capital Expenditures, Significant Acquisitions and Other Transactions,” in which Savary Island has agreed to sell AWS spectrum in various markets to Verizon Wireless for $172 million. Certain of the spectrum Savary Island has agreed to sell to Verizon Wireless is secured by a lien in favor of the holder of the non-negotiable promissory note. Accordingly, in connection with the closing of the Verizon Wireless transaction, we expect to repay the balance of the non-negotiable promissory note in full. The closing of the Verizon Wireless transaction is subject to customary closing conditions, including the consent of the FCC. As we expect that the closing of the Verizon Wireless transaction will occur within a year, we have classified the entire balance of the non-negotiable promissory note as current maturities of long-term debt on our consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2012, the effective interest rate on the notes was 7.95%, which includes the effect of the discount accretion.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds we received in connection with the issuance of the additional notes was recorded in long-term debt in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2012, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.87% and 7.81%, respectively, both of which include the effect of the discount accretion.

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

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of March 31, 2012 and December 31, 2011, none of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the three months ended March 31, 2012, we incurred approximately $146.3 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance and development of our network and other business assets and the initial deployment of next-generation LTE network technology.

Total capital expenditures for 2012 are expected to be between $600 million and $650 million. These capital expenditures are primarily expected to support the ongoing maintenance and development of our network, our deployment of LTE network technology and other business assets and other capital projects.

We currently target annual capital expenditures to support the ongoing maintenance and development of our network and other business assets in the mid-teens as a percentage of our annual service revenues generated in our network footprint and we currently expect to continue capital expenditures in a similar range over the next several years. The actual amount of capital expenditures we spend in future years for these purposes may vary as a result of numerous factors, including our then-available capital resources and customer usage of our network resources.

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

Other Transactions
On April 2, 2012, we and Savary Island entered into license exchange agreements with entities affiliated with T-Mobile USA, Inc., or, collectively, T-Mobile. The transactions would result in us acquiring 10 MHz of additional AWS spectrum in Phoenix, Houston and two other Texas markets to supplement the spectrum we currently operate in those markets. We and Savary Island have agreed to assign T-Mobile spectrum in various markets in Alabama, Illinois, Missouri, Minnesota and Wisconsin. The transactions also include intra-market exchanges between us and T-Mobile in Philadelphia, Wilmington, Atlantic City and various markets in Texas and New Mexico. In connection with the closing of these transactions, we will cancel a portion of the indebtedness owed by Savary Island to Cricket. The closing of each transaction is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be assigned by us and Savary Island to T-Mobile have been classified as assets held for sale at their carrying value of $188.0 million in our condensed consolidated balance sheet as of March 31, 2012, because at that time the terms of the exchange were substantially certain and the transaction had met all the criteria prescribed in the authoritative guidance for held-for-sale classification.

On November 3, 2011, Savary Island entered into a license purchase agreement with Verizon Wireless to sell AWS spectrum in various markets to Verizon Wireless for $172 million. Savary Island has agreed to use substantially all of the proceeds from this sale to prepay a portion of its indebtedness to Cricket at the closing of the transaction. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be sold by Savary Island to Verizon Wireless have been classified as assets held for sale at their carrying value of $85.2 million in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Also on November 3, 2011, we entered into license purchase agreements to acquire 12 MHz of 700 MHz A block spectrum in Chicago from Verizon Wireless for $204 million and to sell excess PCS and AWS spectrum in various markets across the U.S to Verizon Wireless for $188 million. The closing of both transactions is subject to customary closing conditions, including the consent of the FCC. We currently anticipate that both transactions will close simultaneously. The wireless licenses to be sold by us to Verizon Wireless have been classified as assets held for sale at their carrying value of $119.1 million in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. As a result of the closing of these two license purchase transactions, and the one between Savary Island and Verizon Wireless described above, we expect to receive aggregate net cash proceeds of more than $100 million (after deducting related expenses and the repayment in full of our non-negotiable promissory note due 2015). However, the closings under these license purchase agreements are not conditioned upon one another, and we cannot assure you that any or all of these transactions will be consummated.

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

In addition, in the event we are involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc., or MetroPCS, either we (or our successor in interest) or Sprint may terminate the wholesale agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, being 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

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

Other Agreements

In April 2012, we entered into a multi-year supply agreement and began engineering and information technology development work with the supplier under the agreement in anticipation of our purchases. The parties intend to negotiate and enter into a significant purchase commitment in connection with the supply agreement. We currently expect to enter into the purchase commitment in the near term. However, if we and the supplier do not agree upon a purchase commitment, we have agreed to pay the supplier $20 million to compensate the supplier for its effort and expense in connection with the development work.

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

The joint venture is controlled and managed by Cricket under the terms of the amended and restated limited liability company agreement of STX Wireless, or the STX LLC Agreement. Under the STX LLC Agreement, Pocket has the right to put, and we have the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to us all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, subject to adjustment in certain circumstances. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). We have the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to us by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding. To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the three months ended March 31, 2012 and for the year ended December 31, 2011, we recorded a net accretion expense of $3.9 million and net accretion benefit of $8.9 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value of $94.5 million and $90.7 million, respectively.

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

Savary Island Venture

Cricket owns an 85% non-controlling membership interest in Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us. Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali, an entity in which Cricket owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. Immediately prior to such purchase, Denali contributed all of its wireless spectrum outside of the Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a “very small business” designated entity under FCC regulations. Ring Island Wireless, LLC, or Ring Island, contributed $5.1 million of cash to Savary Island in exchange for a 15% controlling membership interest. On March 31, 2011, Denali and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

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

We attribute profits and losses to Ring Island's redeemable non-controlling interest each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital.  However, we would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest are presented in accretion of redeemable non-controlling interests and distributions, net of tax, in our condensed consolidated statements of comprehensive income.  As of March 31, 2012 and December 31, 2011, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, or the Savary Island Credit Agreement, to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. In connection with the closing of a prior license exchange transaction with T-Mobile on November 30, 2011, Savary Island assigned 10 MHz of unused wireless spectrum in Indianapolis, IN and Minneapolis, MN to T-Mobile and Cricket canceled $41.1 million in principal amount of indebtedness owed by Savary Island under the Savary Island Credit Agreement. As of March 31, 2012 and December 31, 2011, borrowings outstanding under the Savary Island Credit Agreement (excluding accrued interest) totaled $170.5 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are due in quarterly installments commencing May 2018. However, if Ring Island exercises its put under the Savary Island LLC Agreement prior to such date, then the amortization commencement date under the Savary Island Credit Agreement will be the later of the amortization commencement date and the put closing date. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on

Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2012, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that any damage amounts alleged by plaintiffs in the matters discussed below are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether its amount can be reasonably estimated. Unless otherwise indicated, we cannot currently estimate the possible loss or range of losses for the matters discussed below. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved.

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

Patent Litigation

DNT

On February 1, 2012, a matter brought against us by DNT LLC, or DNT, on May 1, 2009 in the United States District Court for the Eastern District of Virginia, Richmond Division was dismissed. DNT had alleged that we used, encouraged the use of, sold, offered for sale and/or imported voice and data service and wireless modem cards for computers designed to be used in conjunction with cellular networks and that such acts constituted both direct and indirect infringement of U.S. Reissued Patent No. RE37,660 entitled “Automatic Dialing System.” DNT had further alleged that our infringement was willful, and the complaint sought an injunction against further infringement, unspecified damages (including enhanced damages) and attorneys' fees. We entered into an agreement with DNT to settle this matter on December 11, 2011.

Realtime Data

We are currently involved in a matter with Realtime Data, LLC, or Realtime, in the United States District Court for the Eastern District of Texas relating to alleged infringement of U.S. Patent Nos. 7,161,506, 7,321,937, 7,352,300 and 7,415,530. Realtime alleges that we and the other defendants, which include AT&T, Verizon Wireless, Sprint, T-Mobile and MetroPCS, each infringe these patents through our use of third-party compression software and servers for data optimization over our networks. The complaint seeks unspecified monetary damages as well as costs and attorneys' fees. We were originally sued by Realtime in this matter on September 23, 2010. The court held a claim construction hearing on the patents on April 12, 2012, and trial on this matter is scheduled to begin on February 11, 2013.

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

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 21, 2012, other than:

•
Changes to the risk factor below entitled "We May Not Realize the Expected Benefits from or Meet the Commitments under Our Wholesale Agreement or Any Other Agreements We May Enter into," which has been updated to reflect our entry into new agreements;

•
Changes to the risk factor below entitled "We Rely Heavily on Third Parties to Provide Specialized Services; a Failure or Inability by Such Parties to Provide the Agreed Upon Products or Services Could Materially Adversely Affect Our Business, Results of Operations and Financial Condition, "which has been updated to reflect our entry into a new inventory logistics and supply chain outsourcing agreement with a third party;

•
Changes to the risk factor below entitled "System Failures, Security Breaches, Business Disruptions and Unauthorized Use or Interference with Our Network or Other Systems Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation," which has been updated to reflect risks relating to system failures and security breaches; and

•
Changes to the risk factor below entitled "We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis," which has been updated to reflect risks relating to the availability of spectrum resources.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $94.3 million for the three months ended March 31, 2012 and net losses of $317.7 million, $785.1 million and $238.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful expansion of our distribution channels, and on customer acceptance of our Cricket product and service offerings. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, competition in the wireless telecommunications market, our launch of products and services in new markets and varying national economic conditions. Our current business plans assume that we will continue to increase our customer base over time, providing us with increased economies of scale. However, from time to time we have experienced quarterly net customer deactivations that decreased our total number of customers. Our ability to continue to grow our customer base and to achieve the customer penetration levels we currently believe are possible in our markets is subject to a number of risks, including, among other things, increased competition from existing or new competitors, higher-than-anticipated churn, our inability to manage or increase our network capacity to meet increasing customer demand, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully expand our distribution channels, changes in the demographics of our markets, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

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

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of voice, data and mobile broadband services in each of our markets, as well as policies to increase the level of intermodal broadband competition. For example, the FCC has adopted rules that allow the partitioning, disaggregation and leasing of wireless licenses, which may increase the number of our competitors. The FCC announced in March 2010, as part of its National Broadband Plan, the goal of making an additional 500 MHz of spectrum available for broadband use within the next 10 years, of which the FCC stated that 300 MHz should be made available for mobile use within five years. The FCC has also adopted policies to allow satellite operators to use portions of their spectrum for ancillary terrestrial use and recently made further changes intended to facilitate the terrestrial use of this spectrum for voice, data and mobile broadband services. Taking advantage of such developments, at least one new entrant, LightSquared, announced plans to launch a new wholesale, nationwide 4G-LTE wireless broadband network integrated with satellite coverage to allow partners to offer terrestrial-only, satellite-only or integrated satellite-terrestrial services to their customers, although LightSquared faces substantial obstacles with respect to the construction and deployment of its proposed network. The FCC has also permitted the offering of broadband services over power lines. The auction and licensing of new spectrum, the re-purposing of other spectrum or the pursuit of policies designed to encourage broadband adoption across wireline and wireless platforms may result in new or existing competitors acquiring additional capacity, which could allow them to offer services that we may not be able to offer cost effectively, or at all, with the licenses we hold or to which we have access.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. The evolving competitive landscape negatively impacted our financial and operating results beginning in 2009, resulting in fewer new customers, lower average monthly revenue per customer and increased costs. We substantially revised our product and service offerings beginning in the second half of 2010 to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, offering “all-inclusive” service plans, eliminating certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time, entering into a new wholesale agreement and nationwide data roaming agreement and offering “smartphones” and other new handsets and devices. We believe that these changes to our business have made our product and service offerings more attractive to customers, improved our competitive positioning in the marketplace and improved our financial and operational performance. Since their introduction, these initiatives have also resulted in increased costs, including equipment subsidy for new and upgrading customers and incremental service costs. The extent to which these initiatives will positively impact our future financial and operational results will depend upon our efforts to strengthen and expand our retail distribution, continued customer acceptance of our product and service offerings and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

In addition, U.S. credit markets have in recent years experienced significant dislocations and liquidity disruptions. Uncertainty in the credit or capital markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. These general economic conditions, combined with intensified competition in the wireless telecommunications industry and other factors, have also adversely affected the trading prices of equity securities of many U.S. companies, including Leap, which could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

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

We May Be Unable to Obtain or Maintain the Roaming and Wholesale Services We Need From Other Carriers to Remain Competitive.

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming and wholesale services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services and generally on one key carrier for 3G data roaming services. We have also entered into a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. Most of our roaming agreements cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners. Furthermore, we do not currently have 4G data agreements with any carriers currently providing these services.

The FCC has adopted rules requiring commercial mobile radio service providers to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC has also adopted rules generally requiring carriers to offer data roaming services. These orders, however, do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. In addition, the FCC's data roaming order is not final. Verizon Wireless has challenged the FCC's data roaming order and rules in the United States Court of Appeals for the District of Columbia Circuit and requested that the rules be vacated, and the order is also subject to a petition for reconsideration at the FCC. In light of the current FCC rules, orders and proceedings, if we were unexpectedly to lose the benefit of one or more key roaming or wholesale agreements, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and 3G data roaming services for our customers or may be unable to provide such services on a cost-effective basis. In addition, we may be unable to obtain cost-effective roaming arrangements for 4G data roaming services. Our inability to obtain new or replacement roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

We May Not Realize the Expected Benefits from or Meet the Commitments under Our Wholesale Agreement or Any Other Agreements We May Enter into.

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

In addition, in the event we are involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS), either we (or our successor in interest) or Sprint may terminate the agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum revenue commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, being 30% for any such agreement entered into in 2012, 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015. In the event that we are involved in a change-of-control transaction with MetroPCS during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum revenue commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof.

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

As we continue to expand the size and scope of our business, we may enter into agreements with vendors that contain significant purchase or revenue commitments to enable us to obtain access to attractive products and services or to obtain more favorable overall purchasing terms and conditions. For example, in April 2012, we entered into a multi-year supply agreement and intend to negotiate and enter into a significant purchase commitment in connection with the agreement. We have also entered into agreements with music labels to purchase certain minimum amounts of content for our Muve Music service. However, we cannot guarantee that we will be able to meet the commitments under any of these agreements or that prices for wireless products and services will not decline to levels below what we have negotiated to pay. We also cannot guarantee that we will be able to renew these agreements or any future agreement on terms that will be acceptable to us. If we are unable to attract new wireless customers and increase our distribution, our ability to derive benefits from these agreements or any future agreement we enter into could be limited, which could materially adversely affect our business, financial condition and results of operations.

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

We calculate and remit surcharges, taxes and fees to numerous federal, state and local jurisdictions in connection with the services we provide. These fees include federal USF fees and common carrier regulatory fees. In addition, many state and local governments impose various surcharges, taxes and fees on our activities, including with respect to sales of our products and services and to our purchases of telecommunications services from various carriers. In many cases, the applicability and method of calculating these surcharges, taxes and fees may be uncertain, and our calculation, assessment and remittance of these amounts may be contested. In the event that we have incorrectly assessed and remitted amounts that were due, we could be subject to fines and penalties which could materially impact our financial condition. In addition, although we remit applicable surcharges, taxes and fees that are due with respect to the services we provide, we do not recover these amounts (other than sales taxes) as additional charges from customers subscribing to our “all-inclusive” service plans, which are priced to include telecommunications taxes and certain other fees. In the event that federal, state and/or local municipalities were to significantly increase taxes and regulatory fees on our services, it could have a significant adverse effect on our margins and financial and operational results.

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

In addition, the growth in our markets, the integration of newly-acquired markets or businesses, the introduction of new device offerings and the continued expansion of our distribution nationwide require continued management and control of our device inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, and these shortages have had the effect of limiting customer activity. We have implemented a new inventory management system and have undertaken other efforts to address inventory forecasting. We have entered into a new inventory logistics and supply chain outsourcing arrangement with a third party to manage the planning, purchasing and fulfillment of handsets and other devices. However, there can be no assurance that this new agreement will improve device inventory management or that we will not experience inventory shortages in the future. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

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

Entering into joint ventures and partnerships or acquiring other companies or businesses may create numerous risks and uncertainties, including unanticipated costs and liabilities, possible difficulties associated with the integration of the parties' various operations and the potential diversion of management's time and attention from our existing operations. In addition, the consolidation of operating assets and operations following an acquisition or the formation of a joint venture may result in significant costs. For example, during 2011 we integrated the Cricket and Pocket operating assets in the South Texas region so that the combined network and retail operations of the STX Wireless joint venture operate more efficiently. During the year ended December 31, 2011, we incurred approximately $26.4 million of integration charges relating primarily to certain leased cell site and retail store locations contributed to STX Wireless that it no longer uses, which were recorded in impairments and other charges within our consolidated statements of operations. Our failure to effectively manage STX Wireless or other new partnerships that we may enter into or companies or businesses that we could acquire could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of March 31, 2012, our total outstanding indebtedness was $3,222.5 million, including $250 million in aggregate principal amount of convertible senior notes due 2014, $300 million in aggregate principal amount of senior notes due 2015, $21.9 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of senior secured notes due 2016 and $1,600 million in aggregate principal amount of senior notes due 2020.

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

We may incur additional indebtedness in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives, which could consist of debt financing from the public and/or private capital markets. To provide flexibility with respect to any future capital raising alternatives, in the future we may file a universal shelf registration statement with the SEC to register various debt, equity and other securities. The securities under any such registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering.

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

We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. At December 31, 2011, we had federal and state NOLs of approximately $2.6 billion (which begin to expire in 2022 for federal income tax purposes and of which $37.2 million will expire at the end of 2012 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $991.4 million, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

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

Although the Tax Benefit Preservation Plan is intended to reduce the likelihood of an adverse ownership change under Section 382, the Tax Benefit Preservation Plan may not prevent such an ownership change from occurring and does not protect against all transactions that could cause an ownership change, such as sales of Leap common stock by certain greater than 5% stockholders or transactions that occurred prior to the adoption of the Tax Benefit Preservation Plan. Accordingly, we cannot assure you that an ownership change under Section 382 will not occur and significantly limit the use of our NOLs.

A Significant Portion of Our Assets Consists of Wireless Licenses, Goodwill and Other Intangible Assets.

As of March 31, 2012, 41.2% of our assets consisted of wireless licenses (including assets held for sale), goodwill and other intangible assets. The value of our assets will depend on market conditions, the availability of buyers and similar factors. While the value of these assets is determined by using the market approach for purposes of our impairment testing, those values may differ from what would ultimately be realized by us in a sales transaction and that difference may be material. By their nature, our intangible assets may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

The Wireless Industry Is Experiencing Rapid Technological Change; We Plan to Deploy LTE Network Technology, Which Will Require Us to Make Significant Capital Investments.

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

Competitors have begun providing competing wireless telecommunications service through the use of next-generation technologies, such as LTE, WiMax and HSPA+. We currently plan to deploy LTE network technology across approximately two-thirds of our current network footprint over the next two to three years. We cannot predict, however, which of the many possible future technologies, standards, products or services will be important to maintain our competitive position. The evolutionary path that we have selected or may select in the future for LTE or other technologies may not be demanded by customers or provide the advantages that we expect. If such services are not broadly adopted within the industry or commercially accepted by our customers, our revenues and competitive position could be materially and adversely affected. In addition, the cost of implementing or competing against alternative or future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

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

In addition, we may be required to acquire additional spectrum or take other actions to enable us to provide LTE at service levels that will meet future customer expectations. We currently own an average of 23 MHz of spectrum in the markets we operate, which generally include an initial spectrum reserve that we plan to use to deploy LTE. The national wireless carriers against which we compete generally have greater spectrum capacity than we do in the markets in which we plan to launch LTE. Because the efficiency of an LTE network and the peak speeds that it can deliver depend upon the amount of contiguous spectrum that is available, these competitors may be able to offer faster speeds for their next-generation services or operate those networks more efficiently than we can. As a result, we may be required to take various actions to meet consumer demand, including acquiring additional spectrum, entering into third-party wholesale or roaming arrangements, leasing additional cell sites, spending additional capital to deploy equipment or other actions. We cannot assure you that we would be able to take any of these actions at reasonable costs, on a timely basis or at all.

We cannot assure you that widespread demand for advanced data services will develop at a price level that will allow us to earn a reasonable return on our investment. In addition, there are risks that other wireless carriers on whose networks our customers roam may change their technology to other technologies or pursue standards that are incompatible with ours. As a result, the ability of our customers to roam on such carriers' wireless networks could be adversely affected. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected. Further, we may not be able to negotiate or maintain cost-effective data roaming agreements on LTE or other data networks, and we are not able to assure you that customer devices that operate on LTE or other data networks will be available at costs that will make them attractive to customers.

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

Our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. Our CFO, Walter Z. Berger, resigned as our executive vice president and CFO, effective February 29, 2012, and Leap's board of directors appointed William D. Ingram, our executive vice president, strategy, as acting CFO, effective March 1, 2012. On April 23, 2012, we announced the appointment of Jerry V. Elliott as executive vice president and CFO, effective May 1, 2012. In February 2012, we also hired Robert A. Strickland as our executive vice president and chief technical officer. In early 2011 we hired new members of senior management to help support our corporate and field operations, which included the appointment of Raymond J. Roman as our executive vice president and chief operating officer and Robert A. Young as our executive vice president, field operations. We also implemented a regional president structure to oversee customer and sales activity, hiring new members of management to oversee two of our three new regions.

As several members of senior management have been hired or promoted recently, it may take time to fully integrate these individuals into their new roles. In addition, if we were to lose the services of key individuals in the future, any such departures could materially and adversely impact how we manage and operate our business. We may also have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance.

Risks Associated With Wireless Devices Could Pose Product Liability, Health and Safety Risks That Could Adversely Affect Our Business.

We do not manufacture devices or other equipment sold by us and generally rely on our suppliers to provide us with safe equipment. Our suppliers are required by applicable law to manufacture their devices to meet certain governmentally imposed safety criteria. However, even if the devices we sell meet the regulatory safety criteria, we could be held liable with the equipment manufacturers and suppliers for any harm caused by products we sell if such products are later found to have design or manufacturing defects. We generally seek to enter into indemnification agreements with the manufacturers who supply us with devices to protect us from direct losses associated with product liability, but we cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.

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

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. Generally, there are multiple sources for the types of products and services we purchase or use. However, we currently rely on one key vendor for billing services, a single vendor to support the platform for our Muve Music service, a single vendor for the operation of our network operations center, a limited number of vendors for voice and data communications transport services and a limited number of vendors for payment processing services. We have entered into a new inventory logistics and supply chain outsourcing arrangement with a third party to manage the planning, purchasing and fulfillment of handsets and other devices.

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

Our network and information technology (IT) infrastructure and the infrastructure of our vendors (including systems supporting service activation, billing, point of sale, inventory management, customer care and financial reporting) are vulnerable to damage or disruption from technology failures, power surges or outages, system or equipment failures, natural disasters, fires, human error, hacking and cyber attacks, computer viruses, terrorism, intentional wrongdoing or similar events. In particular, cyber attacks on companies have increased in frequency, scope and potential harm in recent years. Any such failure, damage or disruption could affect the quality of our services, cause network service interruptions and result in material remediation costs, litigation, higher churn, reduced revenue, increased costs and lost market share. Unauthorized access to or use of customer or account information, including credit card or other personal data, could also result in harm to our customers and legal actions against us, and could damage our reputation. In addition, earthquakes, floods, hurricanes, fires and other unforeseen natural disasters or events could materially disrupt our business operations or the provision of Cricket service in one or more markets. In the past, our operations in certain markets have been adversely affected by hurricanes and related weather systems. Costs we incur to restore, repair or replace our network or IT infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use and other security breaches, may be substantial and increase our cost of providing service. Any failure in, damage to or disruption of our or our vendors' network and IT infrastructure could also materially impact our ability to timely and accurately record, process and report information important to our business. While we maintain insurance coverage for some of the above events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. If any of the above events were to occur, we could experience higher churn, reduced revenues, increased costs and reputational harm, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

We Use Equipment, Software, Technology and Content in the Operation of Our Business Which May Subject Us to Third-Party Infringement Claims.

The technologies used in the telecommunications industry are protected by and subject to a wide array of patents and other intellectual property rights. As a result, third parties have asserted and may in the future assert infringement claims against us or our suppliers based on our or their general business operations and the equipment, software, technology or other content that we or they use or provide. Due in part to the expansion and development of our business operations, we have become subject to increased amounts of litigation, including disputes alleging patent and other intellectual property infringement relating to the operation of our networks and our sale of handsets and other devices. See “Part II - Item 1. Legal Proceedings - Patent Litigation” of this report for a description of certain patent infringement lawsuits that have been brought against us. If plaintiffs in any patent litigation that may be brought against us were to prevail, we could be required to pay substantial damages or settlement costs, and we could be required to alter the way we conduct business to avoid future infringement, which could have a material adverse effect on our business, financial condition and results of operations.

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

We generally seek to enter into indemnification agreements with the manufacturers, licensors and vendors who provide us with the equipment, software and technology that we use in our business to help protect us against possible infringement claims. However, we do not have indemnification arrangements with all of our partners and suppliers. In addition, to the extent that there is an indemnification arrangement in place, depending on the nature and scope of a possible claim, we may not be entitled to seek indemnification under the terms of the agreement. In addition, we cannot guarantee that the financial condition of an indemnifying party would be sufficient to protect us against all losses associated with infringement claims or that we would be fully indemnified against all possible losses associated with a possible claim. In addition, our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business, which could have the effect of slowing or limiting our ability to introduce products and services to our customers. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier is valid or successful, it could materially adversely affect our business, financial condition or results of operations by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all) or requiring us to redesign our business operations or systems to avoid claims of infringement. In addition, infringement claims against our suppliers could also require us to purchase products and services at higher prices or from different suppliers and could adversely affect our business by delaying our ability to offer certain products and services to our customers.

Action by Congress or Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services.

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not adopt regulations or take other enforcement or other actions that would adversely affect our business, impose new costs or require changes in current or planned operations. In addition, state regulatory agencies are increasingly focused on the quality of service and support that wireless carriers provide to their customers and several agencies have proposed or enacted new and potentially burdensome regulations in this area. We also cannot assure you that Congress will not amend the Communications Act, from which the FCC obtains its authority, or enact other legislation in a manner that could be adverse to us.

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

Our most popular Cricket Wireless service plans bundle unlimited local and U.S. long distance service and unlimited text messaging, with mobile web, 411 services, navigation, data back-up and other features, for a fixed monthly fee to more effectively compete with other telecommunications providers. Our smartphones and other devices use greater amounts of network capacity than the handsets and devices we previously offered. We also offer Cricket Broadband, our unlimited mobile broadband service, and Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service. In 2011, we successfully launched Muve Music in all our markets, an unlimited music download service designed specifically for mobile handsets. We provide nationwide voice, data, mobile broadband and music download services through our own Cricket network footprint and through roaming and wholesale agreements that we have entered into with other carriers. Customers usage of our wireless services has been significant.

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

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited voice, data, mobile broadband and music download services for a flat monthly rate, our customers' average usage of these services per month is substantially above U.S. averages. We intend to meet demand for our services by utilizing spectrally efficient technologies or by entering into roaming or partnering agreements with other carriers. We currently own an average of 23 MHz of spectrum in the markets we operate, which generally include an initial spectrum reserve that we plan to use to deploy LTE. However, we will likely need to acquire or access additional spectrum in the future to satisfy increasing demand for data and mobile broadband services, to maintain an acceptable grade of service and to provide or support new services or technologies to meet increasing customer demands. However, we cannot assure you that additional spectrum will become available at auction or in the after-market at a reasonable cost, or at all, or that we will have sufficient capital resources, or the capacity to raise sufficient capital resources, to acquire additional spectrum that we may require to meet customer demands and remain competitive. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, which may make it less attractive or uneconomical for us. If we are unable to acquire or obtain access to additional spectrum in the future to meet customer demands, such inability may materially and adversely affect our competitive position and our business, financial condition and results of operations.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of March 31, 2012, the carrying value of our and Savary Island's wireless licenses (excluding assets held for sale) was approximately $1.6 billion. During the years ended December 31, 2011, 2010 and 2009, we recorded impairment charges of $0.4 million, $0.8 million and $0.6 million, respectively, with respect to our wireless licenses.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 30% of Leap common stock as of April 20, 2012. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 60% of Leap common stock as of April 20, 2012. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 23,533,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 30% of Leap's outstanding common stock as of April 20, 2012. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

We Could Elect to Raise Additional Equity Capital Which Could Dilute Existing Stockholders.

During the second quarter of 2009 we sold 7,000,000 shares of Leap common stock in an underwritten public offering. We could raise additional capital in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives. Any additional capital we could raise could be significant and could consist of debt, convertible debt or equity financing from the public and/or private capital markets. To provide flexibility with respect to any future capital raising alternatives, in the future we may file a universal shelf registration statement with the SEC to register various debt, equity and other securities. The securities under any such registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering. To the extent that we were to elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and could be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap common stock and impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect the Market Price of Leap Common Stock.

As of April 20, 2012, 79,201,868 shares of Leap common stock were issued and outstanding, and 5,072,652 additional shares of Leap common stock were reserved for issuance, including 3,972,579 shares reserved for issuance upon the exercise of outstanding stock options and deferred stock units under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 611,244 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 192,782 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 79,793 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 216,254 shares available for future issuance under our Employee Stock Purchase Plan.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit Number	Description of Exhibit
10.1#*	Employment Offer Letter dated February 7, 2012 between Cricket Communications, Inc. and Robert A. Strickland.

10.2#*	Retention Agreement dated February 3, 2012 between Cricket Communications, Inc. and Jeffrey E. Nachbor.

10.3#*	Bonus Agreement dated March 5, 2012 between Cricket Communications, Inc. and Jeffrey E. Nachbor.

10.4#*	Employment Offer Letter dated April 12, 2012 between Cricket Communications, Inc. and Jerry V. Elliott.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase document

101.LAB***	XBRL Taxonomy Extension Label Linkbase document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase document

*	Filed herewith.

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

LEAP WIRELESS INTERNATIONAL, INC.

Date:	April 26, 2012	By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date:	April 26, 2012	By:	/s/ William D. Ingram
William D. Ingram
Executive Vice President and Acting Chief Financial Officer