Form 10-Q
period 2012-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2012-08-08
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

The number of shares outstanding of the registrant's common stock on July 31, 2012 was 79,225,042.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2012

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$386,376	$345,243
Short-term investments	138,002	405,801
Inventories	117,137	116,957
Deferred charges	56,516	57,979
Other current assets	147,173	134,457
Total current assets	845,204	1,060,437
Property and equipment, net	1,946,547	1,957,374
Wireless licenses	1,605,256	1,788,970
Assets held for sale (Note 7)	390,682	204,256
Goodwill (Note 2)	31,886	31,886
Intangible assets, net	32,288	41,477
Other assets	66,796	68,290
Total assets	$4,918,659	$5,152,690
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$362,637	$460,278
Current maturities of long-term debt	21,911	21,911
Other current liabilities	231,711	256,357
Total current liabilities	616,259	738,546
Long-term debt, net	3,202,472	3,198,749
Deferred tax liabilities	354,459	333,804
Other long-term liabilities	178,058	172,366
Total liabilities	4,351,248	4,443,465
Redeemable non-controlling interests	89,894	95,910
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 79,419,622 and 78,924,049 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	8	8
Additional paid-in capital	2,179,948	2,175,436
Accumulated deficit	(1,701,738)	(1,561,417)
Accumulated other comprehensive loss	(701)	(712)
Total stockholders' equity	477,517	613,315
Total liabilities and stockholders' equity	$4,918,659	$5,152,690

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Service revenues	$751,285	$704,087	$1,525,283	$1,382,498
Equipment revenues	35,487	56,451	87,108	157,954
Total revenues	786,772	760,538	1,612,391	1,540,452
Operating expenses:
Cost of service (exclusive of items shown separately below)	256,555	244,870	517,866	480,815
Cost of equipment	171,673	182,677	419,520	412,472
Selling and marketing	77,247	87,161	172,801	197,013
General and administrative	94,892	92,079	184,591	187,488
Depreciation and amortization	154,483	136,137	301,026	262,811
Impairments and other charges	—	631	—	631
Total operating expenses	754,850	743,555	1,595,804	1,541,230
Loss on sale or disposal of assets, net	(333)	(4,646)	(801)	(4,995)
Operating income (loss)	31,589	12,337	15,786	(5,773)
Equity in net income (loss) of investees, net	(59)	1,010	134	2,189
Interest income	28	59	57	123
Interest expense	(66,983)	(61,923)	(134,025)	(120,742)
Other expense, net	—	(32)	—	(32)
Loss before income taxes	(35,425)	(48,549)	(118,048)	(124,235)
Income tax expense	(10,562)	(9,893)	(22,273)	(20,647)
Net loss	(45,987)	(58,442)	(140,321)	(144,882)
Accretion of redeemable non-controlling interests and distributions, net of tax	4,397	(6,769)	292	(16,540)
Net loss attributable to common stockholders	$(41,590)	$(65,211)	$(140,029)	$(161,422)
Loss per share attributable to common stockholders:
Basic	$(0.54)	$(0.85)	$(1.82)	$(2.11)
Diluted	$(0.54)	$(0.85)	$(1.82)	$(2.11)
Shares used in per share calculations:
Basic	77,206	76,497	77,116	76,436
Diluted	77,206	76,497	77,116	76,436
Other comprehensive loss:
Net loss	$(45,987)	$(58,442)	$(140,321)	$(144,882)
Net unrealized holding gains on investments, net of tax	10	—	12	9
Comprehensive loss	$(45,977)	$(58,442)	$(140,309)	$(144,873)

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net cash provided by operating activities	$50,619	$101,639
Investing activities:
Acquisition of a business	—	(850)
Purchases of property and equipment	(265,412)	(186,186)
Change in prepayments for purchases of property and equipment	(1,940)	(2,953)
Purchases of wireless licenses and spectrum clearing costs	(2,712)	(2,845)
Proceeds from sales of wireless licenses and operating assets	1,420	468
Purchases of investments	(173,141)	(297,430)
Sales and maturities of investments	440,734	149,767
Change in restricted cash	(1,501)	(420)
Net cash used in investing activities	(2,552)	(340,449)
Financing activities:
Proceeds from the issuance of long-term debt	—	396,772
Repayment of long-term debt	—	(15,089)
Payment of debt issuance costs	—	(6,680)
Proceeds from issuance of common stock	483	712
Proceeds from sale lease-back financing	—	23,891
Payments made to joint venture partners	(5,230)	(2,268)
Other	(2,187)	(1,199)
Net cash provided by (used in) financing activities	(6,934)	396,139
Net increase in cash and cash equivalents	41,133	157,329
Cash and cash equivalents at beginning of period	345,243	350,790
Cash and cash equivalents at end of period	$386,376	$508,119
Supplementary disclosure of cash flow information:
Cash paid for interest	$(126,747)	$(102,328)
Cash paid for income taxes	$(3,943)	$(2,974)

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

Principles of Consolidation

The condensed consolidated financial statements include the operating results and financial position of Leap and its wholly-owned subsidiaries and consolidated joint ventures. The Company consolidates its non-controlling interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island is a variable interest entity and, among other things, the Company has entered into an agreement with Savary Island's other member which establishes a specified purchase price in the event that it exercised its right to sell its membership interest to the Company. The Company consolidates STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three and six months ended June 30, 2012 and 2011, all of the Company's revenues and long-lived assets related to operations in the United States.

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

During the second half of 2012, the Company plans to broaden its use of a third-party logistics provider to manage the planning, purchasing and fulfillment of handsets and other devices, whereby the Company's third-party dealers, including nationwide retailers, will increasingly purchase handsets and other devices directly from the logistics provider. Under this arrangement, the Company, in most cases, will not hold title to, or have ownership in, the related device inventory shipped to its dealers. Accordingly, the Company will not record deferred equipment revenues or deferred charges on its balance sheet related to devices purchased by third-party dealers. Therefore, upon customer activation of these handsets and other devices, the Company will no longer record equipment revenue or cost of equipment. Amounts paid to the logistics provider will be recorded as deferred costs upon shipment of devices to the dealers and be recognized in cost of equipment when service is activated by the customer. Handsets and other devices purchased by company-owned stores will continue to be accounted for as inventory and deferred equipment revenues until sold and activated by the customers at which time, equipment revenue and the related cost of equipment will be recognized.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. The service plans the Company currently offers are "all-inclusive" of telecommunications and regulatory fees, in that the Company does not separately bill and collect amounts owed and remitted to government agencies from its customers. For the Company's legacy service plans, which are not "all-inclusive," the Company separately bills and collects from its customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from the Company's customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the three and six months ended June 30, 2012, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $2.7 million and $6.8 million, respectively. During the three and six months ended June 30, 2011, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $9.5 million and $20.9 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations and has classified such amounts as restricted in its condensed consolidated balance sheets. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of June 30, 2012, the Company had approximately $5.1 million and $8.8 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively. As of December 31, 2011, the Company had approximately $3.6 million and $8.8 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets. respectively.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of June 30, 2012 and December 31, 2011, goodwill of $31.9 million primarily represented the excess of the purchase price over the fair value of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture. For more information regarding the joint venture, see "Note 7. Significant Acquisitions and Other Transactions."

The Company assesses its goodwill for impairment annually at the reporting unit level by applying a fair value test during the third quarter of each year. This fair value test involves a two-step process. The first step is to compare the book value of the Company's net assets to their fair value. If the fair value is determined to be less than the book value, a second step is performed to measure the amount of the impairment, if any. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance to determine whether events or changes in circumstances indicate that an impairment condition may exist.

As of June 30, 2012, the Company performed its quarterly evaluation which included consideration of whether there had been any significant adverse changes in macroeconomic, industry or market factors or in the Company's business climate, cost factors, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, the Company concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of June 30, 2012.

The closing price of Leap common stock was $6.43 on June 29, 2012 and Leap's market capitalization was above the Company's book value as of such date. Since that time, the closing price of Leap common stock has ranged from a high of $6.68 per share to a low of $4.49 per share. If the price of Leap common stock continues to trade at or near current levels, the Company may be required to perform the second step of its third quarter annual goodwill impairment test to determine the fair value of its net assets, which may require the Company to recognize a non-cash impairment charge for some or all of the $31.9 million carrying value of its goodwill.

Note 3.	Supplementary Balance Sheet Information (in thousands):

	June 30, 2012	December 31, 2011

Other current assets:
Accounts receivable, net(1)	$78,401	$86,736
Prepaid expenses	48,495	28,327
Other	20,277	19,394
	$147,173	$134,457
Property and equipment, net(2):
Network equipment	$3,379,076	$3,246,027
Computer hardware and software	497,237	455,873
Construction-in-progress	151,292	99,705
Other	107,622	111,510
	4,135,227	3,913,115
Accumulated depreciation	(2,188,680)	(1,955,741)
	$1,946,547	$1,957,374
Intangible assets, net:
Customer relationships	$50,435	$57,782
Trademarks	37,000	37,000
	87,435	94,782
Accumulated amortization of customer relationships	(34,224)	(33,704)
Accumulated amortization of trademarks	(20,923)	(19,601)
	$32,288	$41,477
Accounts payable and accrued liabilities:
Trade accounts payable	$224,054	$306,881
Accrued payroll and related benefits	53,538	66,229
Other accrued liabilities	85,045	87,168
	$362,637	$460,278
Other current liabilities:
Deferred service revenue(3)	$110,102	$113,768
Deferred equipment revenue(4)	35,966	43,793
Accrued sales, telecommunications, property and other taxes payable	6,689	22,380
Accrued interest	59,182	58,553
Other	19,772	17,863
	$231,711	$256,357
____________

(1)
Accounts receivable, net, consists primarily of amounts billed to third-party dealers for devices and accessories and amounts due from service providers related to interconnect and roaming agreements, net of an allowance for doubtful accounts.

(2)
As of June 30, 2012 and December 31, 2011, approximately $44.0 million and $32.3 million of assets were held by the Company under capital lease arrangements, respectively. Accumulated amortization relating to these assets totaled $20.5 million and $18.5 million as of June 30, 2012 and December 31, 2011, respectively.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of June 30, 2012 or December 31, 2011.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of June 30, 2012 and December 31, 2011 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of June 30, 2012 or December 31, 2011.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of June 30, 2012 and December 31, 2011 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$126,634	$—	$126,634
Commercial paper	—	85,468	—	85,468
U.S. government or government agency securities	—	127,231	—	127,231
Total	$—	$339,333	$—	$339,333

	At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$224,383	$—	$224,383
Commercial paper	—	165,202	—	165,202
U.S. government or government agency securities	—	293,610	—	293,610
Total	$—	$683,195	$—	$683,195

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

Cash Equivalents and Short-Term Investments

As of June 30, 2012 and December 31, 2011, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Cost	Fair Value

Money market funds	$126,634	$126,634
Commercial paper	85,469	85,468
U.S. government or government agency securities	127,227	127,231
	$339,330	$339,333

	As of December 31, 2011
	Cost	Fair Value

Money market funds	$224,383	$224,383
Commercial paper	165,201	165,202
U.S. government or government agency securities	293,626	293,610
	$683,210	$683,195

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,261.0 million and $3,073.6 million as of June 30, 2012 and December 31, 2011, respectively. The Company's debt was considered to be a Level 1 item for disclosure purposes.

Assets Measured at Fair Value on a Nonrecurring Basis

As of June 30, 2012 and December 31, 2011, there were no non-financial assets that were measured and recorded at fair value on a non-recurring basis.

Note 5.	Long-Term Debt, net

Long-term debt, net as of June 30, 2012 and December 31, 2011 was comprised of the following (in thousands):

	June 30, 2012	December 31, 2011

Convertible senior notes due 2014	$250,000	$250,000
Unsecured senior notes due 2015	300,000	300,000
Non-negotiable promissory note due 2015	21,911	21,911
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(26,746)	(29,601)
Unsecured senior notes due 2020	1,600,000	1,600,000
Unamortized discount on $1,600 million unsecured senior notes due 2020	(20,782)	(21,650)
	3,224,383	3,220,660
Current maturities of long-term debt	(21,911)	(21,911)
	$3,202,472	$3,198,749

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

The notes may be redeemed, in whole or in part, at any time at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months beginning on July 15, 2012 and 2013, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on July 15, 2014 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date. If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC (“Denali”), an entity in which the Company owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year to year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. In May 2011, Cricket prepaid approximately $15.1 million in principal amount of the note. As of June 30, 2012 and December 31, 2011, $21.9 million in principal amount of indebtedness was outstanding under the note.

On November 3, 2011, Savary Island entered into a license purchase agreement with Cellco Partnership d/b/a Verizon Wireless ("Verizon Wireless"), as further discussed in Note 7, in which Savary Island has agreed to sell certain AWS spectrum in various markets to Verizon Wireless for $172 million. Certain of the spectrum Savary Island has agreed to sell to Verizon Wireless is secured by a lien in favor of the holder of the non-negotiable promissory note. Accordingly, in connection with the closing of the Verizon Wireless transaction, the Company expects to repay the balance of the non-negotiable promissory note in full. The closing of the Verizon Wireless transaction is subject to customary closing conditions, including the consent of the FCC. As the Company expects that the closing of the transaction will occur within a year, it has classified the entire balance of the non-negotiable promissory note as current maturities of long-term debt on its consolidated balance sheets as of June 30, 2012 and December 31, 2011.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2012, the effective interest rate on the notes was 7.94%, which includes the effect of the discount accretion.

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

The notes may be redeemed, in whole or in part, at any time, at a redemption price of 105.813%, 103.875% and 101.938% of the principal amount thereof if redeemed during the twelve months beginning on May 15, 2012, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on May 15, 2015 or thereafter, plus accrued and unpaid interest thereon to the redemption date.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds the Company received in connection with the issuance of the additional notes was recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2012, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.87% and 7.81%, respectively, both of which include the effect of the discount accretion.

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

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, deferred stock units, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the three and six months ended June 30, 2012 and 2011, 8.9 million and 9.0 million common share equivalents were excluded in the computation of diluted loss per share, for the three and six months ended June 30, 2012 and 2011, respectively.

Note 7.	Significant Acquisitions and Other Transactions

Other Transactions
On April 2, 2012, the Company and Savary Island entered into license exchange agreements with entities affiliated with T-Mobile USA, Inc. (collectively, “T-Mobile”). The transactions would result in the Company acquiring 10 MHz of additional AWS spectrum in Phoenix, Houston and two other Texas markets to supplement the spectrum the Company currently operates in those markets. The Company and Savary Island have agreed to assign T-Mobile spectrum in various markets in Alabama, Illinois, Missouri, Minnesota and Wisconsin. The transactions also include intra-market exchanges between the Company and T-Mobile in Philadelphia, Wilmington, Atlantic City and various markets in Texas and New Mexico. In connection with the closing of these transactions, the Company will cancel a portion of the indebtedness owed by Savary Island to Cricket. The closing of each transaction is subject to customary closing conditions, including the consent of the FCC. The FCC granted its consent to one of these transactions in June 2012. The wireless licenses to be assigned by the Company and Savary Island to T-Mobile have been classified as assets held for sale at their carrying value of $186.5 million in the Company's condensed consolidated balance sheet as of June 30, 2012.
On November 3, 2011, the Company entered into license purchase agreements to acquire 12 MHz of 700 MHz A block spectrum in Chicago from Verizon Wireless for $204 million and to sell excess PCS and AWS spectrum in various markets across the U.S. to Verizon Wireless for $188 million. The closing of both transactions is subject to customary closing conditions, including the consent of the FCC. The Company currently anticipates that both transactions will close simultaneously. The wireless licenses to be sold by the Company to Verizon Wireless have been classified as assets held for sale at their carrying value of $119.0 million and $119.1 million in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively.

Also on November 3, 2011, Savary Island entered into a license purchase agreement with Verizon Wireless to sell AWS spectrum in various markets to Verizon Wireless for $172 million. Savary Island has agreed to use substantially all of the proceeds from this sale to prepay a portion of its indebtedness to Cricket under the Savary Island Credit Agreement at the closing of the transaction. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be sold by Savary Island to Verizon Wireless have been classified as assets held for sale at their carrying value of $85.2 million in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

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

STX Wireless Joint Venture

Cricket service is offered in South Texas by the Company's joint venture STX Operations, which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless. The joint venture was created in October 2010 through the contribution by the Company and various entities doing business as Pocket Communications ("Pocket") of substantially all of their respective wireless spectrum and operating assets in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, the Company made payments to Pocket of approximately $40.7 million in cash.

The Company accounted for the acquisition of Pocket's business as a business purchase combination in accordance with the authoritative guidance for business combinations, with the Company as the acquirer. The consideration provided to Pocket in exchange for Pocket's business, was allocated to the tangible and intangible assets acquired and liabilities assumed by STX Wireless based on their fair values as of October 1, 2010. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill.

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

Cricket controls and manages the joint venture under the terms of the amended and restated limited liability company agreement (the “STX LLC Agreement”). Under the STX LLC Agreement, Pocket has the right to put, and the Company has the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to the Company all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, subject to adjustment in certain circumstances. In the event optional cash distributions are made to the members of STX Wireless pursuant to the STX LLC Agreement, the purchase price is reduced by the total amount of such distributions made to Pocket plus an amount equal to an 8.0% per annum return on each such distribution from the date it was made. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). The Company has the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to the Company by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding.

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the six months ended June 30, 2012 and for the year ended December 31, 2011, the Company recorded a net accretion benefit of approximately $2.2 million and $8.9 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $2.7 million and $1.0 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the six months ended June 30, 2012. During the six months ended June 30, 2011, STX Wireless made similar pro-rata tax distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively. The Company recorded these tax distributions to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

Subsequent to the end of the quarter, on July 12, 2012, STX Wireless made an optional pro-rata cash distribution of $50.7 million and $16.2 million to Cricket and Pocket, respectively. Under the STX LLC Agreement, this optional distribution to Pocket (plus an annual return, as discussed above), is deducted from the purchase price payable to Pocket in the event of a put, call or mandatory buyout following a change of control of Leap.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of June 30, 2012, Pocket had approximately $3.8 million in outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $84.6 million and $90.7 million as of June 30, 2012 and December 31, 2011, respectively.

In a separate transaction, on January 3, 2011, the Company acquired Pocket's customer assistance call center for $850,000. The Company accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

During 2011, the Company completed the integration of Cricket and Pocket operating assets in the South Texas region to enable the combined network and retail operations of the STX Wireless joint venture to operate more efficiently. During the three and six months ended June 30, 2011, the Company incurred approximately $631,000 of such integration costs, which were recorded in impairments and other charges within the Company's condensed consolidated statements of comprehensive income.

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

Under the amended and restated limited liability company agreement of Savary Island (the “Savary Island LLC Agreement”), Ring Island had the right to put its entire controlling membership interest in Savary Island to Cricket during the 30-day period commencing on May 1, 2012. Ring Island exercised this put right on May 14, 2012. The purchase price for such sale is an amount equal to Ring Island's equity contributions to Savary Island of $5.1 million less any optional distributions made pursuant to the Savary Island LLC Agreement, plus $150,000 if the sale is consummated prior to May 1, 2017 without incurring any unjust enrichment payments. The consummation of the sale is subject to customary closing conditions, including FCC approval. The Company has recorded this obligation to purchase Ring Island's controlling membership interest in Savary Island as a component of redeemable non-controlling interest in the condensed consolidated balance sheets. Savary Island has guaranteed Cricket's put obligations under the Savary Island LLC Agreement, which guaranty is secured on a first-lien basis by certain assets of Savary Island. Under the Savary Island LLC Agreement, Savary Island is also required to make monthly mandatory distributions to Ring Island. Savary Island is also party to a management services agreement with Cricket, pursuant to which Cricket provides management services to Savary Island in exchange for a management fee.

The Company attributes profits and losses to Ring Island's redeemable non-controlling interest each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital.  However, the Company would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest are presented as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income.  As of June 30, 2012 and December 31, 2011, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, dated as of December 27, 2010 (the “Savary Island Credit Agreement”) to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. In connection with the closing of a prior license exchange transaction with T-Mobile on November 30, 2011, Savary Island assigned 10 MHz of unused wireless spectrum in Indianapolis, IN and Minneapolis, MN to T-Mobile and Cricket canceled $41.1 million in principal amount of indebtedness owed by Savary Island under the Savary Island Credit Agreement. As of June 30, 2012 and December 31, 2011, borrowings outstanding under the Savary Island Credit Agreement (excluding accrued interest) totaled $170.5 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are due in quarterly installments commencing May 2018. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Note 8.	Arrangements with Variable Interest Entities and Joint Ventures

As described in Note 2, the Company consolidates its non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island is a variable interest entity and, among other things, the Company has entered into an agreement with Savary Island's other member which establishes a specified purchase price in the event that Ring Island exercised its right to sell its membership interest to the Company. Also, as described in Note 2, the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The aggregate carrying amount and classification of the assets and liabilities of Savary Island, excluding intercompany accounts and transactions, as of June 30, 2012 and December 31, 2011 are presented in the table below (in thousands):

	June 30, 2012	December 31, 2011

Assets
Cash and cash equivalents	$10,664	$7,084
Wireless licenses	34,022	41,947
Assets held for sale (1)	$93,115	$85,190
Total assets	$137,801	$134,221
Liabilities
Other current liabilities	$—	$5
Total liabilities	$—	$5

(1)
Represents the carrying value of wireless licenses to be sold to Verizon Wireless and assigned to T-Mobile at the closings under the license purchase and exchange agreements discussed in "Note 7. Significant Acquisitions and Other Transactions."

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

	Six Months Ended June 30,
	2012	2011

Beginning balance, January 1	$95,910	$104,788
Accretion of redeemable non-controlling interests, before tax	(1,720)	14,796
Loans made to joint venture partner	(3,750)	—
Other	(546)	(524)
Ending balance, June 30,	$89,894	$119,060

Note 9.	Unrestricted Subsidiaries
In July 2011, the Company's board of directors designated Cricket Music and Cricket Music's wholly-owned subsidiary Muve USA, LLC (“Muve USA”) as “Unrestricted Subsidiaries” under the indentures governing Cricket's senior notes. Muve USA holds certain hardware, software and intellectual property relating to Cricket's Muve Music service. The financial position and results of operations of Cricket Music and Muve USA are included in the Company's condensed consolidated financial statements included in this report. Together with STX Wireless and Savary Island, Cricket Music and Muve USA and their subsidiaries are presented as “Non-Guarantors” within the Company's condensed consolidating financial statements included in Note 12.

As required by the indentures governing Cricket's senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position as of June 30, 2012 and December 31, 2011 and results of operations of Cricket Music and Muve USA for the three and six months ended June 30, 2012 in the following tables separately (in thousands):

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$—	$1
Property and equipment, net	7,186	9,435
Total assets	$7,186	$9,436
Liabilities and stockholders' equity
Other current liabilities	2	—
Stockholders' equity	7,184	9,436
Total liabilities and stockholders' equity	$7,186	$9,436

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Revenues	$—	$—
Operating expenses
Depreciation and amortization	$1,124	$2,248
Other	1	5
Total operating expenses	1,125	2,253
Operating loss	(1,125)	(2,253)
Net loss	$(1,125)	$(2,253)

Note 10.	Income Taxes

The computation of the Company's annual effective tax rate includes a forecast of the Company's estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company's ordinary income (loss). The Company's projected ordinary income tax expense for the full year 2012 consists primarily of the deferred tax effect of the Company's investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because the Company's projected 2012 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes as of and for the three and six months ended June 30, 2012 and 2011 by applying the actual effective tax rate to the year-to-date income (loss).

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and six months ended June 30, 2012, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $1.9 million Texas Margins Tax (“TMT”) credit. Accordingly, at June 30, 2012 and December 31, 2011, the Company recorded a valuation allowance offsetting substantially all of its deferred tax assets.

The Company has substantial federal and state net operating losses ("NOLs") for income tax purposes. Subject to certain requirements, the Company may “carry forward” its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of June 30, 2012, the Company had federal and state NOLs of approximately $2.6 billion which begin to expire in 2022 for federal income tax purposes and of which $37.2 million will expire at the end of 2012 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $991.4 million, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

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

On August 30, 2011, the Company’s board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve the Company’s ability to use its NOL carryforwards. The Tax Benefit Preservation Plan was approved by the Company's stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Company’s board of directors.

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

The Company believes that any damage amounts alleged by plaintiffs are not necessarily meaningful indicators of its potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether the amount can be reasonably estimated. Unless otherwise indicated, the Company cannot reasonably estimate the possible loss or range of losses for the matters discussed below. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved.

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

Patent Litigation

On June 14, 2012, a matter brought against the Company by Realtime Data, LLC ("Realtime") on September 23, 2010 in the United States District Court for the Eastern District of Texas was dismissed with prejudice in connection with a settlement between the parties. Realtime had alleged that the Company and the other defendants, which included AT&T, Verizon Wireless, Sprint, T-Mobile and MetroPCS, each infringed U.S. Patent Nos. 7,161,506, 7,321,937, 7,352,300 and 7,415,530 through their use of third-party compression software and servers for data optimization over their networks. The complaint sought unspecified monetary damages as well as costs and attorneys' fees.

Other Litigation, Claims and Disputes

In addition to the matter described above, the Company is often involved in certain other matters which generally arise in the ordinary course of business and which seek monetary damages and other relief. Based upon information currently available to the Company, none of these other matters is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

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

Wholesale Agreement

In August 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel which the Company uses to offer Cricket services in nationwide retailers outside of the Company's current network footprint. The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, the Company pays Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. The Company agreed to provide Sprint with a minimum of $300 million of revenue under the agreement, as amended, over the initial five-year term (against which the Company can credit up to $100 million of revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue provided by the Company in a given year above the minimum revenue commitment for that particular year is credited to the next succeeding year. However, to the extent the Company's revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall. The Company's obligation to provide the minimum revenue amount for any calendar year is subject to Sprint's compliance with specified covenants in the wholesale agreement. Based upon a review of information provided to the Company by Sprint, the Company recently informed Sprint that certain of those covenants had not been met and that, as a result, the Company is not subject to the minimum revenue commitment for 2012. Sprint has disputed that assertion.

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

iPhone Purchase Commitment
In May 2012, the Company entered into a three-year minimum purchase commitment with Apple Inc. to purchase iPhones. The commitment began upon the Company's launch of sales of the iPhone in certain markets in June 2012 and is currently estimated to be approximately $900 million, with annual commitments during the three-year period that increase moderately in the second and third years. The actual amount that the Company spends over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device and costs for the device.

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries (STX Wireless, Savary Island, Cricket Music and their respective subsidiaries) and total consolidated Leap and subsidiaries as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of June 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$61	$271,170	$—	$115,145	$—	$386,376
Short-term investments	—	138,002	—	—	—	138,002
Inventories	—	111,567	—	5,570	—	117,137
Deferred charges	—	56,487	—	29	—	56,516
Other current assets	2,391	145,241	—	1,755	(2,214)	147,173
Total current assets	2,452	722,467	—	122,499	(2,214)	845,204
Property and equipment, net	—	1,874,059	—	72,488	—	1,946,547
Investments in and advances to affiliates and consolidated subsidiaries	788,876	2,280,154	27,893	—	(3,096,923)	—
Wireless licenses	—	—	1,506,322	98,934	—	1,605,256
Assets held for sale	—	—	297,567	93,115	—	390,682
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	16,078	—	16,210	—	32,288
Other assets	3,153	54,092	6	9,545	—	66,796
Total assets	$794,481	$4,958,072	$1,831,788	$433,455	$(3,099,137)	$4,918,659
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$372	$351,421	$—	$10,844	$—	$362,637
Current maturities of long-term debt	—	21,911	—	—	—	21,911
Intercompany payables	61,365	281,574	—	40,103	(383,042)	—
Other current liabilities	5,227	213,905	—	14,793	(2,214)	231,711
Total current liabilities	66,964	868,811	—	65,740	(385,256)	616,259
Long-term debt, net	250,000	2,952,472	—	199,600	(199,600)	3,202,472
Deferred tax liabilities	—	354,459	—	—	—	354,459
Other long-term liabilities	—	157,242	—	20,816	—	178,058
Total liabilities	316,964	4,332,984	—	286,156	(584,856)	4,351,248
Redeemable non-controlling interests	—	89,894	—	—	—	89,894
Stockholders' equity	477,517	535,194	1,831,788	147,299	(2,514,281)	477,517
Total liabilities and stockholders' equity	$794,481	$4,958,072	$1,831,788	$433,455	$(3,099,137)	$4,918,659

Condensed Consolidating Balance Sheet as of December 31, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$91	$262,971	$—	$82,181	$—	$345,243
Short-term investments	—	405,801	—	—	—	405,801
Inventories	—	110,710	—	6,247	—	116,957
Deferred charges	—	57,936	—	43	—	57,979
Other current assets	2,279	131,331	—	849	(2)	134,457
Total current assets	2,370	968,749	—	89,320	(2)	1,060,437
Property and equipment, net	—	1,876,031	—	81,343	—	1,957,374
Investments in and advances to affiliates and consolidated subsidiaries	918,386	2,249,019	27,863	—	(3,195,268)	—
Wireless licenses	—	—	1,682,111	106,859	—	1,788,970
Assets held for sale	—	—	119,066	85,190	—	204,256
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	17,418	—	24,059	—	41,477
Other assets	3,894	59,592	—	4,804	—	68,290
Total assets	$924,650	$5,182,031	$1,829,040	$412,239	$(3,195,270)	$5,152,690
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$79	$447,293	$—	$12,906	$—	$460,278
Current maturities of long-term debt	—	21,911	—	—	—	21,911
Intercompany payables	56,009	281,546	—	32,811	(370,366)	—
Other current liabilities	5,247	239,752	—	11,360	(2)	256,357
Total current liabilities	61,335	990,502	—	57,077	(370,368)	738,546
Long-term debt, net	250,000	2,948,749	—	190,572	(190,572)	3,198,749
Deferred tax liabilities	—	333,804	—	—	—	333,804
Other long-term liabilities	—	148,362	—	24,004	—	172,366
Total liabilities	311,335	4,421,417	—	271,653	(560,940)	4,443,465
Redeemable non-controlling interests	—	95,910	—	—	—	95,910
Stockholders' equity	613,315	664,704	1,829,040	140,586	(2,634,330)	613,315
Total liabilities and stockholders' equity	$924,650	$5,182,031	$1,829,040	$412,239	$(3,195,270)	$5,152,690

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$666,327	$—	$84,938	$20	$751,285
Equipment revenues	—	31,270	—	4,217	—	35,487
Other revenues	—	3,793	28,774	1,119	(33,686)	—
Total revenues	—	701,390	28,774	90,274	(33,666)	786,772
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	265,469	—	20,959	(29,873)	256,555
Cost of equipment	—	152,736	—	18,937	—	171,673
Selling and marketing	—	68,438	—	8,809	—	77,247
General and administrative	2,813	83,647	191	12,034	(3,793)	94,892
Depreciation and amortization	—	143,889	—	10,594	—	154,483
Total operating expenses	2,813	714,179	191	71,333	(33,666)	754,850
Loss on sale or disposal of assets, net	—	(233)	—	(100)	—	(333)
Operating income (loss)	(2,813)	(13,022)	28,583	18,841	—	31,589
Equity in net income (loss) of consolidated subsidiaries	(41,654)	42,913	—	—	(1,259)	—
Equity in net loss of investees, net	—	(59)	—	—	—	(59)
Interest income	6,062	4,540	—	2	(10,576)	28
Interest expense	(3,185)	(69,861)	—	(4,513)	10,576	(66,983)
Income (loss) before income taxes	(41,590)	(35,489)	28,583	14,330	(1,259)	(35,425)
Income tax expense	—	(10,562)	—	—	—	(10,562)
Net income (loss)	(41,590)	(46,051)	28,583	14,330	(1,259)	(45,987)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	4,397	—	—	—	4,397
Net income (loss) attributable to common stockholders	$(41,590)	$(41,654)	$28,583	$14,330	$(1,259)	$(41,590)
Other comprehensive income (loss):
Net income (loss)	(41,590)	(46,051)	28,583	14,330	(1,259)	(45,987)
Net unrealized holding gains on investments, net of tax	10	10	—	—	(10)	10
Comprehensive income (loss)	$(41,580)	$(46,041)	$28,583	$14,330	$(1,269)	$(45,977)

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,352,037	$—	$173,210	$36	$1,525,283
Equipment revenues	—	76,520	—	10,588	—	87,108
Other revenues	—	7,803	58,463	2,195	(68,461)	—
Total revenues	—	1,436,360	58,463	185,993	(68,425)	1,612,391
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	533,419	—	45,069	(60,622)	517,866
Cost of equipment	—	372,084	—	47,436	—	419,520
Selling and marketing	—	153,471	—	19,330	—	172,801
General and administrative	5,550	162,132	381	24,331	(7,803)	184,591
Depreciation and amortization	—	274,072	—	26,954	—	301,026
Total operating expenses	5,550	1,495,178	381	163,120	(68,425)	1,595,804
Gain (loss) on sale or disposal of assets, net	—	(1,624)	—	823	—	(801)
Operating income (loss)	(5,550)	(60,442)	58,082	23,696	—	15,786
Equity in net income (loss) of consolidated subsidiaries	(140,240)	72,755	—	—	67,485	—
Equity in net income of investees, net	—	134	—	—	—	134
Interest income	12,125	9,080	—	4	(21,152)	57
Interest expense	(6,364)	(139,786)	—	(9,027)	21,152	(134,025)
Income (loss) before income taxes	(140,029)	(118,259)	58,082	14,673	67,485	(118,048)
Income tax expense	—	(22,273)	—	—	—	(22,273)
Net income (loss)	(140,029)	(140,532)	58,082	14,673	67,485	(140,321)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	292	—	—	—	292
Net income (loss) attributable to common stockholders	$(140,029)	$(140,240)	$58,082	$14,673	$67,485	$(140,029)
Other comprehensive income (loss):
Net income (loss)	(140,029)	(140,532)	58,082	14,673	67,485	(140,321)
Net unrealized holding gains on investments, net of tax	12	12	—	—	(12)	12
Comprehensive income (loss)	$(140,017)	$(140,520)	$58,082	$14,673	$67,473	$(140,309)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$620,233	$—	$83,838	$16	$704,087
Equipment revenues	—	48,973	—	7,478	—	56,451
Other revenues	—	3,886	27,196	1,041	(32,123)	—
Total revenues	—	673,092	27,196	92,357	(32,107)	760,538
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	248,700	—	24,342	(28,172)	244,870
Cost of equipment	—	158,701	—	23,976	—	182,677
Selling and marketing	—	73,422	—	13,739	—	87,161
General and administrative	3,257	78,993	187	13,577	(3,935)	92,079
Depreciation and amortization	—	123,532	—	12,605	—	136,137
Impairments and other charges	—	232	—	399	—	631
Total operating expenses	3,257	683,580	187	88,638	(32,107)	743,555
Gain (loss) on sale or disposal of assets, net	—	(4,650)	—	4	—	(4,646)
Operating income (loss)	(3,257)	(15,138)	27,009	3,723	—	12,337
Equity in net income (loss) of consolidated subsidiaries	(64,851)	25,713	—	—	39,138	—
Equity in net income of investees, net	—	1,010	—	—	—	1,010
Interest income	6,063	5,075	—	2	(11,081)	59
Interest expense	(3,166)	(64,817)	—	(5,021)	11,081	(61,923)
Other expense	—	(32)	—	—	—	(32)
Income (loss) before income taxes	(65,211)	(48,189)	27,009	(1,296)	39,138	(48,549)
Income tax expense	—	(9,893)	—	—	—	(9,893)
Net income (loss)	(65,211)	(58,082)	27,009	(1,296)	39,138	(58,442)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(6,769)	—	—	—	(6,769)
Net income (loss) attributable to common stockholders	$(65,211)	$(64,851)	$27,009	$(1,296)	$39,138	$(65,211)
Other comprehensive loss:
Net income (loss)	(65,211)	(58,082)	27,009	(1,296)	39,138	(58,442)
Net unrealized holding gains on investments, net of tax	—	—	—	—	—	—
Comprehensive income (loss)	$(65,211)	$(58,082)	$27,009	$(1,296)	$39,138	$(58,442)

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,215,057	$—	$167,409	$32	$1,382,498
Equipment revenues	—	136,417	—	21,537	—	157,954
Other revenues	—	8,397	50,899	2,010	(61,306)	—
Total revenues	—	1,359,871	50,899	190,956	(61,274)	1,540,452
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	485,866	—	47,777	(52,828)	480,815
Cost of equipment	—	358,602	—	53,870	—	412,472
Selling and marketing	—	166,746	—	30,267	—	197,013
General and administrative	6,009	160,782	375	28,768	(8,446)	187,488
Depreciation and amortization	—	238,620	—	24,191	—	262,811
Impairments and other charges	—	232	—	399	—	631
Total operating expenses	6,009	1,410,848	375	185,272	(61,274)	1,541,230
Loss on sale or disposal of assets, net	—	(4,942)	—	(53)	—	(4,995)
Operating income (loss)	(6,009)	(55,919)	50,524	5,631	—	(5,773)
Equity in net income (loss) of consolidated subsidiaries	(161,212)	46,158	—	—	115,054	—
Equity in net income of investees, net	—	2,189	—	—	—	2,189
Interest income	12,126	10,117	—	2	(22,122)	123
Interest expense	(6,327)	(126,538)	—	(9,999)	22,122	(120,742)
Other expense	—	(32)	—	—	—	(32)
Income (loss) before income taxes	(161,422)	(124,025)	50,524	(4,366)	115,054	(124,235)
Income tax expense	—	(20,647)	—	—	—	(20,647)
Net income (loss)	(161,422)	(144,672)	50,524	(4,366)	115,054	(144,882)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(16,540)	—	—	—	(16,540)
Net income (loss) attributable to common stockholders	$(161,422)	$(161,212)	$50,524	$(4,366)	$115,054	$(161,422)
Other comprehensive loss:
Net income (loss)	(161,422)	(144,672)	50,524	(4,366)	115,054	(144,882)
Net unrealized holding gains on investments, net of tax	9	9	—	—	(9)	9
Comprehensive income (loss)	$(161,413)	$(144,663)	$50,524	$(4,366)	$115,045	$(144,873)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(30)	$(1,871)	$—	$55,251	$(2,731)	$50,619
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(252,518)	—	(21,175)	6,341	(267,352)
Purchases of wireless licenses and spectrum clearing costs	—	(2,712)	—	—	—	(2,712)
Proceeds from sales of wireless licenses and operating assets	—	912	—	6,849	(6,341)	1,420
Purchases of investments	—	(173,141)	—	—	—	(173,141)
Sales and maturities of investments	—	440,734	—	—	—	440,734
Investments in and advances to affiliates and consolidated subsidiaries	(483)	—	—	—	483	—
Change in restricted cash	—	(1,501)	—	—	—	(1,501)
Net cash provided by (used in) investing activities	(483)	11,774	—	(14,326)	483	(2,552)
Financing activities:
Capital contributions, net	—	483	—	—	(483)	—
Proceeds from issuance of common stock, net	483	—	—	—	—	483
Payments made to joint venture partners	—	—	—	(7,961)	2,731	(5,230)
Other	—	(2,187)	—	—	—	(2,187)
Net cash provided by (used in) financing activities	483	(1,704)	—	(7,961)	2,248	(6,934)
Net increase (decrease) in cash and cash equivalents	(30)	8,199	—	32,964	—	41,133
Cash and cash equivalents at beginning of period	91	262,971	—	82,181	—	345,243
Cash and cash equivalents at end of period	$61	$271,170	$—	$115,145	$—	$386,376

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided (used in) by operating activities	$(43)	$105,649	$—	$1,779	$(5,746)	$101,639
Investing activities:
Acquisition of a business	—	(850)	—	—	—	(850)
Purchases of and change in prepayments for purchases of property and equipment	—	(179,937)	—	(9,202)	—	(189,139)
Purchases of wireless licenses and spectrum clearing costs	—	(2,845)	—	—	—	(2,845)
Proceeds from sales of wireless licenses and operating assets	—	394	—	74	—	468
Purchases of investments	—	(297,430)	—	—	—	(297,430)
Sales and maturities of investments	—	149,767	—	—	—	149,767
Investments in and advances to affiliates and consolidated subsidiaries	(712)	—	—	—	712	—
Change in restricted cash	—	280	—	(700)	—	(420)
Net cash used in investing activities	(712)	(330,621)	—	(9,828)	712	(340,449)
Financing activities:
Proceeds from issuance of long-term debt	—	396,772	—	—	—	396,772
Repayment of long-term debt	—	(10,089)	—	(5,000)	—	(15,089)
Payment of debt issuance costs	—	(6,680)	—	—	—	(6,680)
Capital contributions, net	—	712	—	—	(712)	—
Proceeds from the issuance of common stock, net	712	—	—	—	—	712
Proceeds from sale lease-back financing	—	23,891	—	—	—	23,891
Payments made to joint venture partners	—	—	—	(8,014)	5,746	(2,268)
Other	—	(1,199)	—	—	—	(1,199)
Net cash provided by (used in) financing activities	712	403,407	—	(13,014)	5,034	396,139
Net increase (decrease) in cash and cash equivalents	(43)	178,435	—	(21,063)	—	157,329
Cash and cash equivalents at beginning of period	85	269,140	—	81,565	—	350,790
Cash and cash equivalents at end of period	$42	$447,575	$—	$60,502	$—	$508,119

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I— Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 21, 2012.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

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

•	the impact of competitors' initiatives;

•	our ability to successfully implement product and service plan offerings, enhance our retail distribution and execute effectively on our other strategic activities;

•	our ability to obtain and maintain roaming and wholesale services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to attract, integrate, motivate and retain an experienced workforce, including members of senior management;

•
future customer usage of our wireless services, which could exceed our expectations, and our ability to manage or increase network capacity to meet increasing customer demand, in particular demand for data services;

•	our ability to acquire or obtain access to additional spectrum in the future at a reasonable cost or on a timely basis;

•	our ability to refinance our indebtedness under, and comply with the covenants in, any credit agreement, indenture or similar instrument governing any of our existing or future indebtedness;

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

As of June 30, 2012, Cricket service was offered in 48 states and the District of Columbia across an extended area covering approximately 290 million POPs. As of June 30, 2012, we had approximately 5.9 million customers, and we and Savary Island owned wireless licenses covering an aggregate of approximately 181.5 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 95.4 million POPs as of June 30, 2012. The licenses we own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over an extended service area. We have also entered into a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. These arrangements have enabled us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide in thousands of mass-market retail locations. Since originally introducing products in nationwide retailers in September 2011, we have determined to focus our efforts on those retailers which we believe provide the most attractive opportunities for our business. As a result, we expect to reduce our total presence in the nationwide retail channel from approximately 13,000 locations at June 30, 2012 to approximately 8,000 locations by the end of 2012.

The foundation of our business is to provide unlimited, nationwide wireless services and to design and market our products and services to appeal to customers seeking increased value. None of our services require customers to enter into long-term commitments or pass a credit check. The service plans we currently offer are “all-inclusive,” with telecommunication taxes and certain fees included within the service plan price. We introduced these “all-inclusive” service plans together with smartphones in August 2010 and we introduced our Muve Music® service (an unlimited music download service designed specifically for mobile handsets) in early 2011. In May 2012, we announced the addition of the iPhone® 4 and 4S to our handset portfolio, which became available in certain markets in June 2012. We believe these changes made our services more attractive to customers, improved our competitive positioning in the marketplace and improved our financial and operational performance. Since their introduction, these initiatives have generally led to higher average monthly revenue per customer and lower churn, although they have also resulted in increased costs, including equipment subsidy for new and upgrading customers and incremental service costs. On balance, we believe that the changes we implemented to our product and service offerings have strengthened our business and are leading to greater lifetime customer value. The extent to which these initiatives will positively impact our future financial and operational results will depend upon our efforts to enhance our retail distribution, continued customer acceptance of our product and service offerings and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

We are continuing to pursue investment initiatives to enhance our network coverage and capacity. We plan to offer next-generation LTE network technology services to customers in at least two-thirds of our network footprint over the next two to three years. We plan to cover up to approximately 21 million POPs with LTE in 2012. We are continuing to explore cost-effective ways to deliver LTE services to our customers, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. Other investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. We intend to be disciplined as we pursue any investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, and churn to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base), competitive actions, and the relative amount of time a market has been in operation, any of which may either offset or magnify certain seasonal effects. Customer activity can also be strongly affected by promotional efforts that we may undertake. For example, we frequently offer existing customers the opportunity to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. In addition, from time to time, we offer port-in promotions in which we lower the price on select smartphones, which is intended to drive significant, new customer activity for our smartphone handsets and their accompanying higher-priced service plans. We believe that promotional activity can provide important long-term benefits to us, including by helping us attract new customers for our wireless services or by extending the period of time over which customers use our services. The success of any of our promotional efforts depends upon many factors, including the cost that we incur to attract or retain customers and the length of time these customers continue to use our services. Sales activity that would otherwise have been expected based on seasonal trends can also be negatively impacted by factors such as the billing system disruptions we experienced in 2011 and the inventory shortages for certain of our strongest-selling devices we have experienced at various times.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time we may generate additional liquidity through capital markets transactions and asset sales. We expect to refinance all or substantially all of our senior indebtedness due between 2014 and 2016 by accessing the capital markets from time to time. See “—Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These principles require us to make estimates and judgments that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities and our reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of deferred tax assets, long-lived assets and indefinite-lived intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011 on February 21, 2012, there have been no significant changes to our critical accounting policies and estimates, except as set forth below:

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

During the second half of 2012, we plan to broaden our use of a third-party logistics provider to manage the planning, purchasing and fulfillment of handsets and other devices, whereby our third-party dealers, including nationwide retailers, will increasingly purchase handsets and other devices directly from the logistics provider. Under this arrangement, we, in most cases, will not hold title to, or have ownership in, the related device inventory shipped to our dealers. Accordingly, we will not record deferred equipment revenues or deferred charges on our balance sheet related to devices purchased by third-party dealers. Therefore, upon customer activation of these handsets and other devices, we will no longer record equipment revenue or cost of equipment. Amounts paid to the logistics provider will be recorded as deferred charges upon shipment of devices to the dealers and be recognized in cost of equipment when service is activated by the customer. Handsets and other devices purchased by company-owned stores will continue to be accounted for as inventory and deferred equipment revenues until sold and activated by the customers, at which time, equipment revenues and the related cost of equipment will be recognized.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that we provide to our customers. The service plans we currently offer are “all-inclusive” of telecommunications and regulatory fees, in that we do not separately bill and collect amounts owed and remitted to government agencies from our customers. For our legacy service plans, which are not “all-inclusive,” we separately bill and collect from our customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from our customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the three and six months ended June 30, 2012, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $2.7 million and $6.8 million, respectively. During the three and six months ended June 30, 2011, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $9.5 million and $20.9 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Goodwill

We record the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of June 30, 2012 and December 31, 2011, goodwill of $31.9 million primarily represented the excess of the purchase price over the fair value of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture. For more information regarding the joint venture, see Note 7 to our condensed consolidated financial statements included in “Part I— Item 1. Financial Statements” of this report.

We assess goodwill for impairment annually at the reporting unit level by applying a fair value test during the third quarter of each year. This fair value test involves a two-step process. The first step is to compare the book value of our net assets to their fair value. If the fair value is determined to be less than book value, a second step is performed to measure the amount of impairment, if any. In addition, on a quarterly basis, we evaluate the triggering event criteria outlined in the authoritative guidance to determine whether events or changes in circumstances indicate that an impairment condition may exist.

As of June 30, 2012, we performed our quarterly evaluation which included consideration of whether there had been any significant adverse changes in macroeconomic, industry or market factors or in our business climate, cost factors, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this evaluation, we concluded that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of June 30, 2012.

The closing price of Leap common stock was $6.43 on June 29, 2012 and Leap's market capitalization was above our book value as of such date. Since that time, the closing price of Leap common stock has ranged from a high of $6.68 per share to a low of $4.49 per share. If the price of Leap common stock continues to trade at or near current levels, we may be required to perform the second step of our third quarter annual goodwill impairment test to determine the fair value of our net assets, which may require us to recognize a non-cash impairment charge for some or all of the $31.9 million carrying value of our goodwill.

Results of Operations

Operating Items

The following tables summarize operating data for our condensed consolidated operations for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,
					Change from Prior Year
	2012	% of 2012 Service Revenues	2011	% of 2011 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$751,285		$704,087		$47,198	6.7%
Equipment revenues	35,487		56,451		(20,964)	(37.1)%
Total revenues	786,772		760,538		26,234	3.4%
Operating expenses:
Cost of service	256,555	34.1%	244,870	34.8%	11,685	4.8%
Cost of equipment	171,673	22.9%	182,677	25.9%	(11,004)	(6.0)%
Selling and marketing	77,247	10.3%	87,161	12.4%	(9,914)	(11.4)%
General and administrative	94,892	12.6%	92,079	13.1%	2,813	3.1%
Depreciation and amortization	154,483	20.6%	136,137	19.3%	18,346	13.5%
Impairments and other charges	—	—%	631	0.1%	(631)	(100.0)%
Total operating expenses	754,850	100.5%	743,555	105.6%	11,295	1.5%
Loss on sale or disposal of assets, net	(333)	—%	(4,646)	(0.7)%	4,313	(92.8)%
Operating income	$31,589	4.2%	$12,337	1.8%	$19,252	156.1%

	Six Months Ended June 30,
					Change from Prior Year
	2012	% of 2012 Service Revenues	2011	% of 2011 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$1,525,283		$1,382,498		$142,785	10.3%
Equipment revenues	87,108		157,954		(70,846)	(44.9)%
Total revenues	1,612,391		1,540,452		71,939	4.7%
Operating expenses:
Cost of service	517,866	34.0%	480,815	34.8%	37,051	7.7%
Cost of equipment	419,520	27.5%	412,472	29.8%	7,048	1.7%
Selling and marketing	172,801	11.3%	197,013	14.3%	(24,212)	(12.3)%
General and administrative	184,591	12.1%	187,488	13.6%	(2,897)	(1.5)%
Depreciation and amortization	301,026	19.7%	262,811	19.0%	38,215	14.5%
Impairments and other charges	—	—%	631	—%	(631)	(100.0)%
Total operating expenses	1,595,804	104.6%	1,541,230	111.5%	54,574	3.5%
Loss on sale or disposal of assets, net	(801)	(0.1)%	(4,995)	(0.4)%	4,194	(84.0)%
Operating income (loss)	$15,786	1.0%	$(5,773)	(0.4)%	$21,559	373.4%

The following tables summarize customer activity for the three and six months ended June 30, 2012 and 2011:

			Change
For the Three Months Ended June 30, (1)	2012	2011	Amount	Percent

Gross customer additions	492,720	622,863	(130,143)	(20.9)%
Net customer losses	(289,270)	(103,140)	(186,130)	180.5%
Weighted-average number of customers	5,992,047	5,766,438	225,609	3.9%

			Change
For the Six Months Ended June 30, (1)	2012	2011	Amount	Percent

Gross customer additions	1,352,267	1,475,027	(122,760)	(8.3)%
Net customer additions (losses)	(31,210)	227,434	(258,644)	(113.7)%
Weighted-average number of customers	6,008,737	5,708,394	300,343	5.3%
As of June 30,
Total customers	5,902,803	5,745,613	157,190	2.7%

____________

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Gross Customer Additions

Gross customer additions for the three months ended June 30, 2012 were 492,720 compared to 622,863 for the corresponding period of the prior year. The 20.9% decrease in the number of gross customer additions was due primarily to promotional activities that did not perform as expected and certain device quality and selection issues.

Gross customer additions for the six months ended June 30, 2012 were 1,352,267 compared to 1,475,027 for the corresponding period of the prior year. The 8.3% decrease in the number of gross customer additions was due primarily to promotional activities that did not perform as expected and certain device quality and selection issues.

Net Customer Additions (Losses)

Net customer losses for the three months ended June 30, 2012 were 289,270 compared to 103,140 for the corresponding period of the prior year. The 180.5% increase in the number of net customer losses was primarily due to the decrease in gross customer additions discussed above, device quality issues and higher churn in some national retail channels.

Net customer losses for the six months ended June 30, 2012 were 31,210 compared to 227,434 net customer activations for the corresponding period of the prior year. The 113.7% change was primarily due to the decrease in gross customer additions discussed above, device quality issues and increase in the number of deactivating customers.

Service Revenues

Service revenues increased $47.2 million, or 6.7%, for the three months ended June 30, 2012 compared to the corresponding period of the prior year. This increase resulted from a 3.9% increase in the weighted-average number of customers and a 3.7% increase in ARPU, primarily due to increased uptake of our higher-priced service plans for our smartphones and our Muve Music service.

Service revenues increased $142.8 million, or 10.3%, for the six months ended June 30, 2012 compared to the corresponding period of the prior year. This increase resulted from a 5.3% increase in the weighted-average number of customers, and a 6.0% increase in ARPU, primarily due to increased uptake of our higher-priced service plans for our smartphones and our Muve Music service.

Equipment Revenues

Equipment revenues decreased $21.0 million, or 37.1%, for the three months ended June 30, 2012 compared to the corresponding period of the prior year. This decrease was due to a 6.6% decrease in the number of devices sold to new and upgrading customers, which was primarily due to our decreased gross customer additions in the current year period as discussed above, as well as a decrease in the average revenue per device sold of 32.7%, which was primarily due to a decrease in the average sales price per device.

Equipment revenues decreased $70.8 million, or 44.9%, for the six months ended June 30, 2012 compared to the corresponding period of the prior year. This decrease was mainly due to a 46.3% decrease in the average revenue per device sold primarily due to various device promotions offered to new and upgrading customers earlier in the year and increased indirect channel commission and sales incentive costs as we continued to add additional premier dealer locations as part of our sales and distribution strategy to increase our market penetration. This was partially offset by a 2.7% increase in the number of devices sold to new and upgrading customers during the six months ended June 30, 2012.

Cost of Service

Cost of service increased $11.7 million, or 4.8%, for the three months ended June 30, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 34.1% from 34.8% in the prior year period. Principal factors contributing to this increase in cost of service were a 3.9% increase in the weighted-average number of customers, which resulted in increased nationwide roaming costs and telecommunication taxes, as well as increased operating costs associated with our Muve Music service.

Cost of service increased $37.1 million, or 7.7%, for the six months ended June 30, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 34.0% from 34.8% in the prior year period.

Principal factors contributing to this increase in cost of service were a 5.3% increase in the weighted-average number of customers, which resulted in increased nationwide roaming costs and telecommunication taxes, as well as increased operating costs associated with our Muve Music service.

Cost of Equipment

Cost of equipment decreased $11.0 million, or 6.0%, for the three months ended June 30, 2012 compared to the corresponding period of the prior year. This decrease was primarily due to a 6.6% decrease in the number of devices sold to new and upgrading customers, partially offset by an increase in the average cost per device sold of 0.6%.

Cost of equipment increased $7.0 million, or 1.7%, for the six months ended June 30, 2012 compared to the corresponding period of the prior year. This increase was primarily due to a 2.7% increase in the number of devices sold to new and upgrading customers, partially offset by a 1.0% decrease in the average cost per device sold.

Selling and Marketing Expenses

Selling and marketing expenses decreased $9.9 million, or 11.4%, for the three months ended June 30, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 10.3% from 12.4% in the prior year period. This percentage decrease was largely attributable to the increase in service revenues and consequent benefits of scale, as well as a decrease in selling costs primarily due to the sale and transfer of select company-owned retail locations to indirect dealers, which lowered our fixed costs associated with store facilities and employee-related costs.

Selling and marketing expenses decreased $24.2 million, or 12.3%, for the six months ended June 30, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 11.3% from 14.3% in the prior year period. This percentage decrease was largely attributable to the increase in service revenues and consequent benefits of scale, as well as a decrease in selling costs primarily due to the sale and transfer of select company-owned retail locations to indirect dealers, which lowered our fixed costs associated with store facilities and employee-related costs.

General and Administrative Expenses

General and administrative expenses increased $2.8 million, or 3.1%, for the three months ended June 30, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 12.6% from 13.1% in the prior year period primarily due to continued benefits from our cost-management initiatives and the increase in service revenues and consequent benefits of scale.

General and administrative expenses decreased $2.9 million, or 1.5%, for the six months ended June 30, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 12.1% from 13.6% in the prior year period primarily due to continued benefits from our cost-management initiatives and the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $18.3 million, or 13.5%, for the three months ended June 30, 2012 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to network upgrades which related, in part, to our deployment of LTE technology.

Depreciation and amortization expense increased $38.2 million, or 14.5%, for the six months ended June 30, 2012 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to network upgrades which related, in part, to our deployment of LTE technology.

Impairments and Other Charges
During the three and six months ended June 30, 2011, we incurred approximately $631,000 in costs related to the integration of Cricket and Pocket operating assets in the South Texas region to enable the combined network and retail operations of the STX Wireless joint venture to operate more efficiently. As of December 31, 2011, integration activities were substantially complete.

Loss on Sale or Disposal of Assets, Net

Loss on sale or disposal of assets, net reflected losses of $0.3 million and $4.6 million recognized during the three months ended

June 30, 2012 and 2011, respectively, upon the disposal of certain property and equipment.

Loss on sale or disposal of assets, net reflected losses of $0.8 million and $5.0 million recognized during the six months ended June 30, 2012 and 2011, respectively, upon the disposal of certain property and equipment.

Non-Operating Items

The following table summarizes non-operating data for our condensed consolidated operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011	Change

Equity in net income (loss) of investees, net	$(59)	$1,010	$(1,069)
Interest income	28	59	(31)
Interest expense	(66,983)	(61,923)	(5,060)
Other expense, net	—	(32)	32
Income tax expense	(10,562)	(9,893)	(669)

	Six Months Ended June 30,
	2012	2011	Change

Equity in net income of investees, net	$134	$2,189	$(2,055)
Interest income	57	123	(66)
Interest expense	(134,025)	(120,742)	(13,283)
Other expense, net	—	(32)	32
Income tax expense	(22,273)	(20,647)	(1,626)

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Equity in Net Income (Loss) of Investees, Net

Equity in net income (loss) of investees, net reflects our share of net income or losses of regional wireless service providers in which we hold investments.

Interest Expense

Interest expense increased $5.1 million during the three months ended June 30, 2012 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011, as well as increased interest related to capital leases.

Interest expense increased $13.3 million during the six months ended June 30, 2012 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011, as well as increased interest related to capital leases.

Income Tax Expense

During the three months ended June 30, 2012, we recorded income tax expense of $10.6 million compared to income tax expense of $9.9 million for the three months ended June 30, 2011. The $0.7 million increase in income tax expense resulted primarily from a $0.9 million deferred tax benefit relating to our joint venture investments which was recorded during the three months ended June 30, 2012 compared to a nonrecurring $1.5 million net tax benefit associated with the dividend received from our investment in an equity method investee recorded during the three months ended June 30, 2011.

During the six months ended June 30, 2012, we recorded income tax expense of $22.3 million compared to income tax expense of $20.6 million for the six months ended June 30, 2011. The $1.7 million increase in income tax expense was primarily due to a nonrecurring $1.5 million net tax benefit associated with the dividend received from our investment in an equity method investee recorded during the six months ended June 30, 2011.

Unrestricted Subsidiaries

In July 2011, Leap's board of directors designated Cricket Music Holdco, LLC (a wholly-owned subsidiary of Cricket, or Cricket Music) and Cricket Music's wholly-owned subsidiary Muve USA, LLC, or Muve USA, as “Unrestricted Subsidiaries” under the indentures governing our senior notes.  Cricket Music and Muve USA hold certain hardware, software and intellectual property relating to our Muve Music service. During the six months ended June 30, 2012, Cricket Music and Muve USA had no operations or revenues. Therefore, the most significant components of the financial position and results of operations of our unrestricted subsidiaries were property and equipment and depreciation expense. As of June 30, 2012, property and equipment of our unrestricted subsidiaries was approximately $7.2 million, and for the three and six months ended June 30, 2012, depreciation expense of our unrestricted subsidiaries was approximately $1.1 million and $2.2 million, respectively, resulting in a net loss of approximately $1.1 million and $2.3 million, respectively.

Customer Recognition and Disconnect Policies

We recognize a new customer as a gross addition in the month that he or she activates a Cricket service. We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated.
For our Cricket Wireless and Cricket Broadband services, the customer must pay his or her service amount by the payment due date or his or her service will be suspended. These customers, however, may elect to purchase our BridgePay service, which entitles them to an additional seven days of service. When service is suspended, the customer is generally not able to make or receive calls or access the internet. Any call attempted by a suspended customer is routed directly to our customer service center in order to arrange payment. If a new customer does not pay all amounts due on the first bill he or she receives after initial activation within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which the customer's service was discontinued. If a customer has made payment on the first bill received after initial activation and in a subsequent month does not pay all amounts due within 30 days of the due date, the account is disconnected and counted as churn. For Cricket Wireless customers who have elected to use BridgePay to receive an additional seven days of service, those customers must still pay all amounts otherwise due on their account within 30 days of the original due date or their account will also be disconnected and counted as churn. Pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends.
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

•	it does not reflect costs associated with share-based awards exchanged for employee services;

•	it does not reflect the interest expense necessary to service interest or principal payments on indebtedness;

•	it does not reflect expenses incurred for the payment of income taxes and other taxes; and

•	other companies, including companies in our industry, may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Management understands these limitations and considers adjusted OIBDA as a financial performance measure that supplements but does not replace the information provided to management by our GAAP results.

The following table shows metric information for the three and six months ended June 30, 2012 and 2011 (unaudited; Adjusted OIBDA in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

ARPU	$41.64	$40.15	$42.12	$39.75
CPGA	$296	$251	$253	$217
CCU	$22.91	$21.83	$23.73	$22.43
Churn	4.4%	4.2%	3.8%	3.6%
Adjusted OIBDA	$190,834	$160,697	$321,348	$273,189

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

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (unaudited; in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Service revenues	$751,285	$704,087	$1,525,283	$1,382,498
Less pass-through regulatory fees and telecommunications taxes	(2,678)	(9,455)	(6,815)	(20,914)
Total service revenues used in the calculation of ARPU	748,607	694,632	1,518,468	1,361,584
Weighted-average number of customers	5,992,047	5,766,438	6,008,737	5,708,394
ARPU	$41.64	$40.15	$42.12	$39.75

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (unaudited; in thousands, except gross customer additions and CPGA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Selling and marketing expense	$77,247	$87,161	$172,801	$197,013
Less share-based compensation expense included in selling and marketing expense	(616)	(261)	(639)	(308)
Plus cost of equipment	171,673	182,677	419,520	412,472
Less equipment revenue	(35,487)	(56,451)	(87,108)	(157,954)
Less net loss on equipment transactions and third-party commissions unrelated to customer acquisition	(66,932)	(56,920)	(163,029)	(131,044)
Total costs used in the calculation of CPGA	$145,885	$156,206	$341,545	$320,179
Gross customer additions	492,720	622,863	1,352,267	1,475,027
CPGA	$296	$251	$253	$217

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (unaudited; in thousands, except weighted-average number of customers and CCU):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Cost of service	$256,555	$244,870	$517,866	$480,815
Plus general and administrative expense	94,892	92,079	184,591	187,488
Less share-based compensation expense included in cost of service and general and administrative expense	(3,813)	(6,685)	(3,096)	(10,217)
Plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition	66,932	56,920	163,029	131,044
Less pass-through regulatory fees and telecommunications taxes	(2,678)	(9,455)	(6,815)	(20,914)
Total costs used in the calculation of CCU	$411,888	$377,729	$855,575	$768,216
Weighted-average number of customers	5,992,047	5,766,438	6,008,737	5,708,394
CCU	$22.91	$21.83	$23.73	$22.43

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (unaudited; in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating income (loss)	$31,589	$12,337	$15,786	$(5,773)
Plus depreciation and amortization	154,483	136,137	301,026	262,811
OIBDA	$186,072	$148,474	$316,812	$257,038
Plus loss on sale or disposal of assets, net	333	4,646	801	4,995
Plus impairments and other charges	—	631	—	631
Plus share-based compensation expense	4,429	6,946	3,735	10,525
Adjusted OIBDA	$190,834	$160,697	$321,348	$273,189

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time we may generate additional liquidity through capital markets transactions and asset sales. We had a total of $524.4 million in unrestricted cash, cash equivalents and short-term investments as of June 30, 2012. We generated $50.6 million of net cash from operating activities during the six months ended June 30, 2012 and expect that cash from operations will continue to be a significant source of liquidity. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the operating and capital requirements for our current business operations and investment initiatives until our senior indebtedness begins to mature in 2014. We expect to refinance all or substantially all of our senior indebtedness due between 2014 and 2016 by accessing the capital markets from time to time.

Our investment initiatives include our plans to offer next-generation LTE network technology services to customers in at least two-thirds of our network footprint over the next two to three years. We plan to cover up to approximately 21 million POPs with LTE in 2012. We are continuing to explore cost-effective ways to deliver LTE services to our customers, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. In addition to deploying LTE technology, our other investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. For our estimate of total capital expenditures for fiscal 2012, and projected capital expenditures for these investment initiatives over the next several years, see the discussion below under “-Capital Expenditures, Significant Acquisitions and Other Transactions.”

We had $3,224.4 million in senior indebtedness outstanding as of June 30, 2012, which was comprised of $250 million in aggregate principal amount of 4.5% convertible senior notes due 2014, $300 million in aggregate principal amount of 10.0% unsecured senior notes due 2015, $21.9 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016 and $1,600 million in aggregate principal amount of 7.75% unsecured senior notes due 2020, as more fully described below.

We determine our future capital and operating requirements and liquidity based, in large part, upon our current and projected financial and operating performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected financial and operating results, the competitive landscape and other factors. There are a number of risks and uncertainties (including those set forth in “Part II - Item 1A. Risk Factors” of this report) that could cause our financial and operating results and capital requirements to differ materially from our projections and that could cause our liquidity to differ materially from the assessment set forth above.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization, and we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under the indentures governing Cricket's secured and unsecured senior notes. In addition, although our $3,224.4 million of senior indebtedness bears interest at fixed rates, we continue to review changes and trends in interest rates to evaluate possible hedging activities we could consider implementing. As a result of the actions described above, and our expected cash generated from operations and other sources of liquidity, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $51.0 million, or 50.2%, for the six months ended June 30, 2012 compared to the corresponding period of the prior year. This decrease was primarily attributable to changes in working capital.

Investing Activities

Net cash used in investing activities was $2.6 million during the six months ended June 30, 2012, which included the effects of the following transactions during the period:

•	We purchased $265.4 million of property and equipment for the ongoing maintenance and development of our network and other business assets.

•	We made investment purchases of $173.1 million, offset by sales or maturities of investments of $440.7 million.

Financing Activities

Net cash used in financing activities was $6.9 million for the six months ended June 30, 2012, which related to capital lease payments and distributions made to our joint venture partners.

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

The notes may be redeemed, in whole or in part, at any time at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months beginning on July 15, 2012 and 2013, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on July 15, 2014 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date. If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC, or Denali, an entity in which Cricket owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which matures on December 27, 2015. Interest on the outstanding principal balance of the note varies from year to year at rates ranging from approximately 5.0% to 8.3% and compounds annually. Under the note, Cricket is required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note are secured on a first-lien basis by certain assets of Savary Island. In May 2011, Cricket prepaid approximately $15.1 million in principal amount of the note. As of June 30, 2012 and December 31, 2011, $21.9 million in principal amount of indebtedness was outstanding under the note.

On November 3, 2011, Savary Island entered into a license purchase agreement with Verizon Wireless, as further discussed below in “-Capital Expenditures, Significant Acquisitions and Other Transactions,” in which Savary Island has agreed to sell AWS spectrum in various markets to Verizon Wireless for $172 million. Certain of the spectrum Savary Island has agreed to sell to Verizon Wireless is secured by a lien in favor of the holder of the non-negotiable promissory note. Accordingly, in connection with the closing of the Verizon Wireless transaction, we expect to repay the balance of the non-negotiable promissory note in full. The closing of the Verizon Wireless transaction is subject to customary closing conditions, including the consent of the FCC. As we expect that the closing of the Verizon Wireless transaction will occur within a year, we have classified the entire balance of the non-negotiable promissory note as current maturities of long-term debt on our consolidated balance sheets as of June 30, 2012 and December 31, 2011.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2012, the effective interest rate on the notes was 7.94%, which includes the effect of the discount accretion.

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

The notes may be redeemed, in whole or in part, at any time at a redemption price of 105.813%, 103.875% and 101.938% of the principal amount thereof if redeemed during the twelve months beginning on May 15, 2012, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on May 15, 2015 or thereafter, plus accrued and unpaid interest thereon to the redemption date. If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon to the repurchase date.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds we received in connection with the issuance of the additional notes was recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2012, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.87% and 7.81%, respectively, both of which include the effect of the discount accretion.

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

Fair Value of Financial Instruments and Non-Financial Assets

As more fully described in Note 4 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report, we apply the authoritative guidance for fair value measurements to our assets and liabilities. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of June 30, 2012 and December 31, 2011, none of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the six months ended June 30, 2012, we incurred approximately $265.4 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance and development of our network and other business assets and the initial deployment of next-generation LTE network technology.

Total capital expenditures for 2012 are expected to be between $530 million and $560 million. These capital expenditures are primarily expected to support the ongoing maintenance and development of our network and other business assets, our deployment of LTE network technology and other capital projects.

As we prepare to offer next-generation LTE network technology services over the next several years, we are generally targeting annual capital expenditures to support the ongoing maintenance and development of our network and other business assets (excluding capital expenditures relating to LTE technology) in the low-teens as a percentage of annual, in-network service revenues. The actual amount of capital expenditures we spend in future years for these purposes may vary as a result of numerous factors, including our then-available capital resources and customer usage of our network resources.

As previously noted, we plan to offer next-generation LTE network technology services to customers in at least two-thirds of our network footprint over the next two to three years. We plan to cover up to approximately 21 million POPs with LTE in 2012. We are continuing to explore cost-effective ways to deliver LTE services to our customers, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. The actual amount we spend to deploy LTE each year will depend upon multiple factors, including the scope and pace of our deployment activities.

Other Transactions

On April 2, 2012, we and Savary Island entered into license exchange agreements with entities affiliated with T-Mobile USA, Inc., or, collectively, T-Mobile. The transactions would result in us acquiring 10 MHz of additional AWS spectrum in Phoenix, Houston and two other Texas markets to supplement the spectrum we currently operate in those markets. We and Savary Island have agreed to assign T-Mobile spectrum in various markets in Alabama, Illinois, Missouri, Minnesota and Wisconsin. The transactions also include intra-market exchanges between us and T-Mobile in Philadelphia, Wilmington, Atlantic City and various markets in Texas and New Mexico. In connection with the closing of these transactions, we will cancel a portion of the indebtedness owed by Savary Island to Cricket. The closing of each transaction is subject to customary closing conditions, including the consent of the FCC. The FCC granted its consent to one of these transactions in June 2012. The wireless licenses to be assigned by us and Savary Island to T-Mobile have been classified as assets held for sale at their carrying value of $186.5 million in our condensed consolidated balance sheet as of June 30, 2012.

On November 3, 2011, we entered into license purchase agreements to acquire 12 MHz of 700 MHz A block spectrum in Chicago from Verizon Wireless for $204 million and to sell excess PCS and AWS spectrum in various markets across the U.S to Verizon Wireless for $188 million. The closing of both transactions is subject to customary closing conditions, including the consent of the FCC. We currently anticipate that both transactions will close simultaneously. The wireless licenses to be sold by us to Verizon Wireless have been classified as assets held for sale at their carrying value of $119.0 million and $119.1 million in our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively. As a result of the closing of these two license purchase transactions, and the one between Savary Island and Verizon Wireless described above, we expect to receive aggregate net cash proceeds of more than $100 million (after deducting related expenses and the repayment in full of our non-negotiable promissory note due 2015). However, the closings under these license purchase agreements are not conditioned upon one another, and we cannot assure you that any or all of these transactions will be consummated.

Also on November 3, 2011, Savary Island entered into a license purchase agreement with Verizon Wireless to sell AWS spectrum in various markets to Verizon Wireless for $172 million. Savary Island has agreed to use substantially all of the proceeds from this sale to prepay a portion of its indebtedness to Cricket at the closing of the transaction. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be sold by Savary Island to Verizon Wireless have been classified as assets held for sale at their carrying value of $85.2 million in our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

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

The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, we pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. We agreed to provide Sprint with a minimum of $300 million of revenue under the agreement, as amended, over the initial five-year term (against which we can credit up to $100 million of revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provided in a given year above the minimum revenue commitment for that particular year is credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall. Our obligation to provide the minimum revenue amount for any calendar year is subject to Sprint's compliance with specified covenants in the wholesale agreement. Based upon a review of information provided to us by Sprint, we recently informed Sprint that certain of those covenants had not been met and that, as a result, we are not subject to the minimum revenue commitment for 2012. Sprint has disputed that assertion. Notwithstanding our release from the 2012 minimum revenue commitment, we expect to purchase services from Sprint that would satisfy a significant majority of the original $75 million revenue commitment for 2012.

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

iPhone Purchase Commitment

In May 2012 we entered into a three-year minimum purchase commitment with Apple Inc., or Apple, to purchase iPhones. The commitment began upon our launch of sales of the iPhone in certain markets in June 2012 and is currently estimated to be approximately $900 million, with annual commitments during the three-year period that increase moderately in the second and third years. The actual amount that we spend over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device and costs for the device. We currently project that the minimum number of iPhones we purchase from Apple over the term of the commitment will represent less than 10% of the total number of handsets we will sell to new and upgrading customers over this period.

STX Wireless Joint Venture

Cricket service is offered in South Texas by our joint venture STX Operations, which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless. The joint venture was created in October 2010 through the contribution by us and various entities doing business as Pocket Communications, or Pocket, of substantially all of our respective wireless spectrum and operating assets in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, we made payments to Pocket of approximately $40.7 million in cash.

Cricket controls and manages the joint venture under the terms of the amended and restated limited liability company agreement of STX Wireless, or the STX LLC Agreement. Under the STX LLC Agreement, Pocket has the right to put, and we have the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to us all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, subject to adjustment in certain circumstances. In the event optional cash distributions are made to the members of STX Wireless pursuant to the STX LLC Agreement, the purchase price is reduced by the total amount of such distributions made to Pocket plus an amount equal to an 8.0% per annum return on each such distribution from the date it was made. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). We have the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to us by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding.

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the six months ended June 30, 2012 and for the year ended December 31, 2011, we recorded a net accretion benefit of approximately $2.2 million and $8.9 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $2.7 million and $1.0 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the six months ended June 30, 2012. During the six months ended June 30, 2011, STX Wireless made similar pro-rata tax distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively. We recorded these tax distribution to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

Subsequent to the end of the quarter, on July 12, 2012, STX Wireless made an optional pro-rata cash distribution of $50.7 million and $16.2 million to Cricket and Pocket, respectively. Under the STX LLC Agreement, this optional distribution to Pocket (plus an annual return, as discussed above), is deducted from the purchase price payable to Pocket in the event of a put, call or mandatory buyout following a change of control of Leap.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of June 30, 2012, Pocket had approximately $3.8 million in outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $84.6 million and $90.7 million as of June 30, 2012 and December 31, 2011, respectively.

In a separate transaction, on January 3, 2011, we acquired Pocket's customer assistance call center for $850,000. We accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

During 2011, we completed the integration of Cricket and Pocket operating assets in the South Texas region to enable the combined network and retail operations of the STX Wireless joint venture to operate more efficiently. During the three and six months ended June 30, 2011, we incurred approximately $631,000 of such integration costs, which were recorded in impairments and other charges within our condensed consolidated statements of comprehensive income.

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

Under the amended and restated limited liability company agreement of Savary Island, or the Savary Island LLC Agreement, Ring Island had the right to put its entire controlling membership interest in Savary Island to Cricket during the 30-day period commencing on May 1, 2012. Ring Island exercised this put right on May 14, 2012. The purchase price for such sale is an amount equal to Ring Island's equity contributions to Savary Island of $5.1 million less any optional distributions made pursuant to the Savary Island LLC Agreement, plus $150,000 if the sale is consummated prior to May 1, 2017 without incurring any unjust enrichment payments. The consummation of the sale is subject to customary closing conditions, including FCC approval. We have recorded this obligation to purchase Ring Island's controlling membership interest in Savary Island as a component of redeemable non-controlling interest in the condensed consolidated balance sheets. Savary Island has guaranteed Cricket's put obligations under the Savary Island LLC Agreement, which guaranty is secured on a first-lien basis by certain assets of Savary Island. Under the

Savary Island LLC Agreement, Savary Island is also required to make monthly mandatory distributions to Ring Island. Savary Island is also party to a management services agreement with Cricket, pursuant to which Cricket provides management services to Savary Island in exchange for a management fee.

We attribute profits and losses to Ring Island's redeemable non-controlling interest each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeds the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital.  However, we would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest are presented as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in our condensed consolidated statements of comprehensive income.  As of June 30, 2012 and December 31, 2011, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, or the Savary Island Credit Agreement, to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. In connection with the closing of a prior license exchange transaction with T-Mobile on November 30, 2011, Savary Island assigned 10 MHz of unused wireless spectrum in Indianapolis, IN and Minneapolis, MN to T-Mobile and Cricket canceled $41.1 million in principal amount of indebtedness owed by Savary Island under the Savary Island Credit Agreement. As of June 30, 2012 and December 31, 2011, borrowings outstanding under the Savary Island Credit Agreement (excluding accrued interest) totaled $170.5 million. Loans under the Savary Island Credit Agreement (including the assumed loans) accrue interest at the rate of 9.5% per annum and such interest is added to principal annually. All outstanding principal and accrued interest is due in May 2021. Outstanding principal and accrued interest are due in quarterly installments commencing May 2018. Savary Island may prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement are secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contain customary representations, warranties, covenants and conditions.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our senior secured, senior and convertible senior notes all bear interest at fixed rates, and our non-negotiable promissory note bears interest that varies from year to year at rates ranging from approximately 5.0%-8.3% and compounds annually. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2012, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that any damage amounts alleged by plaintiffs are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether its amount can be reasonably estimated. Unless otherwise indicated, we cannot reasonably estimate the possible loss or range of losses for the matters discussed below. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved.

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

Patent Litigation

On June 14, 2012, a matter brought against us by Realtime Data, LLC ("Realtime") on September 23, 2010 in the United States District Court for the Eastern District of Texas was dismissed with prejudice in connection with a settlement between the parties. Realtime had alleged that we and the other defendants, which included AT&T, Verizon Wireless, Sprint, T-Mobile and MetroPCS, each infringed U.S. Patent Nos. 7,161,506, 7,321,937, 7,352,300 and 7,415,530 through our use of third-party compression software and servers for data optimization over their networks. The complaint sought unspecified monetary damages as well as costs and attorneys' fees.

Other Litigation, Claims and Disputes

In addition to the matter described above, we are often involved in certain other matters which generally arise in the ordinary course of business and which seek monetary damages and other relief. Based upon information currently available to us, none of these other matters is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 21, 2012, as amended and supplemented by the Risk Factors described under “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 filed with SEC on April 27, 2012, other than:

•
Changes to the risk factor below entitled "We Have Entered into Agreements with Significant Purchase or Revenue Commitments and Cannot Guarantee that We Will Meet These Commitments or Realize the Expected Benefits from These Agreements," which has been updated to reflect our entry into a new purchase commitment;

•
Changes to the risk factor entitled "To Service Our Indebtedness and Fund Our Working Capital and Capital Expenditures, We Will Require a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control", now titled "The Operation of Our Business Requires a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control," which has been updated to reflect our cash flow requirements;

•
Changes to the risk factor below entitled "We May Be Unable to Refinance Our Indebtedness," which has been updated to reflect risks related to our plans to refinance portions of our senior indebtedness from time to time;

•
Changes to the risk factor below entitled "The Loss of Key Personnel and Difficulty Attracting, Integrating and Retaining Qualified Personnel Could Harm Our Business," which has been updated to reflect changes in senior management;

•
Changes to the risk factor below entitled "Action by Congress or Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services," which has been updated to reflect risks related to the federal government's "Lifeline" program; and

•
Changes to the risk factor below entitled "Declines in Our Operating or Financial Performance Could Result in an Impairment of Our Indefinite-Lived Assets, Including Goodwill," which has been updated to reflect risks relating to impairment of our goodwill.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $46.0 million and $140.3 million for the three and six months ended June 30, 2012 and net losses of $317.7 million, $785.1 million and $238.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful enhancement of our distribution channels, and on customer acceptance of our Cricket product and service offerings. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, competition in the wireless telecommunications market, our launch of products and services in new markets and varying national economic conditions. Our current business plans assume that we will continue to increase our customer base over time, providing us with increased economies of scale. However, from time to time we have experienced quarterly net customer losses that decreased our total number of customers, including in the second quarter of 2012. Our ability to continue to grow our customer base and to achieve the customer penetration levels we currently believe are possible in our markets is subject to a number of risks, including, among other things, increased competition from existing or new competitors, higher-than-anticipated churn, our inability to manage or increase our network capacity to meet increasing customer demand, billing or other system disruptions, inventory shortages, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully enhance our distribution channels, changes in the demographics of our markets, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

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

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each now offer unlimited service offerings. Sprint Nextel also offers competitively-priced unlimited service offerings under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer competitively-priced service offerings. For example, Tracfone Wireless sells wireless offerings in Wal-Mart under its “Straight Talk” brand using a number of carriers' wireless networks. We also face additional competition in the prepaid segment from lifeline service offerings by competitors including Tracfone (through its SafeLink offerings) and Sprint Nextel (through its Assurance Wireless offerings). Lifeline services are available to consumers at reduced costs (and in some cases at no cost) because carriers offering this service receive a subsidy payment from the federal universal service fund, or USF, program. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

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

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of voice, data and mobile broadband services in each of our markets, as well as policies to increase the level of broadband competition. For example, the FCC has adopted rules that allow the partitioning, disaggregation and leasing of wireless licenses, which may increase the number of our competitors. The FCC announced in March 2010, as part of its National Broadband Plan, the goal of making an additional 500 MHz of spectrum available for broadband use within the next 10 years, of which the FCC stated that 300 MHz should be made available for mobile use within five years. The FCC has also adopted policies to allow satellite operators to use portions of their spectrum for ancillary terrestrial use and recently made further changes intended to facilitate the terrestrial use of this spectrum for voice, data and mobile broadband services. Taking advantage of such developments, at least one new entrant, LightSquared, announced plans to launch a new wholesale, nationwide 4G-LTE wireless broadband network integrated with satellite coverage to allow partners to offer terrestrial-only, satellite-only or integrated satellite-terrestrial services to their customers, although LightSquared faces substantial obstacles with respect to the construction and deployment of its proposed network. The FCC has also permitted the offering of broadband services over power lines. The auction and licensing of new spectrum, the re-purposing of other spectrum or the pursuit of policies designed to encourage broadband adoption across wireline and wireless platforms may result in new or existing competitors acquiring additional capacity, which could allow them to offer services that we may not be able to offer cost effectively, or at all, with the licenses we hold or to which we have access.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. The evolving competitive landscape negatively impacted our financial and operating results beginning in 2009, resulting in fewer new customers, lower average monthly revenue per customer and increased costs. We substantially revised our product and service offerings beginning in the second half of 2010 to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, offering “all-inclusive” service plans, eliminating certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time, entering into a new wholesale agreement and nationwide data roaming agreement and offering “smartphones” and other new handsets and devices. We believe that these changes to our business made our product and service offerings more attractive to customers, improved our competitive position in the marketplace and improved our financial and operational performance. Since their introduction, these initiatives have also resulted in increased costs, including equipment subsidy for new and upgrading customers and incremental service costs. The extent to which these initiatives will positively impact our future financial and operational results will depend upon our efforts to enhance our retail distribution, continued customer acceptance of our product and service offerings and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

In addition, U.S. credit markets have in recent years experienced significant dislocations and liquidity disruptions. Uncertainty in the capital markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. These general economic conditions, combined with intensified competition in the wireless telecommunications industry and other factors, have also adversely affected the trading prices of equity securities of many U.S. companies, including Leap, which could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

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

We Have Entered into Agreements with Significant Purchase or Revenue Commitments and Cannot Guarantee that We Will Meet These Commitments or Realize the Expected Benefits from These Agreements.

In August 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which we use to offer Cricket services in nationwide retailers outside of our current network footprint. We agreed, among other things, to provide a minimum of $300 million of revenue under the agreement, as amended, over its initial five-year term (against which we can credit up to $100 million of revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provide in a given year above the minimum revenue commitment for that particular year is credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall. Our obligation to provide the minimum revenue amount for any calendar year is subject to Sprint's compliance with specified covenants in the wholesale agreement. Based upon a review of information provided by us to Sprint, we recently informed Sprint that certain of those covenants had not been met and that, as a result, we are not subject to the minimum revenue commitment for 2012. Sprint has disputed that assertion. Notwithstanding our release from the 2012 minimum revenue commitment, we expect to purchase services from Sprint that would satisfy a significant majority of the original $75 million revenue commitment for 2012.

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

In addition, in May 2012 we entered into a three-year minimum purchase commitment with Apple Inc. to purchase iPhones. The commitment began upon our launch of sales of the iPhone in certain markets in June 2012 and is currently estimated to be approximately $900 million, with annual commitments during the three-year period that increase moderately in the second and third years. The actual amount that we spend over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device and costs for the device.

Other agreements that we have entered into with significant purchase or revenue commitments include our agreements with music content providers that require us to purchase certain minimum amounts of content for our Muve Music service. As we continue to expand the size and scope of our business, we may enter into additional agreements with vendors with significant purchase or revenue commitments to enable us to offer enhanced products and services or to obtain more favorable overall purchasing terms and conditions.

There are numerous risks and uncertainties that could impact our ability to realize the expected benefits from these arrangements or any new ones we may enter into. We cannot guarantee that customers will accept our products and service offerings at the levels we expect, that prices will not decline to levels below what we have negotiated to pay or that we will be able to satisfy any purchase or revenue commitments. In addition, we also cannot guarantee that we will be able to renew these agreements or any future agreement on terms that will be acceptable to us. If we are unable to attract new wireless customers and sell our products and services at the levels we expect, our ability to derive benefits from these agreements or any future agreement we enter into could be limited, which could materially adversely affect our business, financial condition and results of operations.

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

If We Are Unable to Manage Our Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our markets. In recent years, we have pursued opportunities to strengthen and expand our business. These activities have included the broadening of our portfolio of products and services, including through the introduction of “all-inclusive” service plans and our Muve Music service. We have also pursued activities to strengthen and expand the available network service area for Cricket products and services, which have included enhancing network coverage and capacity in our existing markets, entering into agreements to provide Cricket customers with nationwide voice and data roaming services as well as a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. In addition, we plan to offer next-generation LTE network technology services to customers in at least two-thirds of our network footprint over the next two to three years. We have also pursued activities to continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide in thousands of mass-market retail locations.

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

In addition, growth in our markets, the integration of newly-acquired markets or businesses, the introduction of new device offerings and changes in our distribution channels require continued management and control of our device inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, and these shortages have had the effect of limiting customer activity. We have implemented a new inventory management system and have undertaken other efforts to address inventory forecasting. We have entered into a new inventory logistics and supply chain outsourcing arrangement with a third party to manage the planning, purchasing and fulfillment of handsets and other devices. However, there can be no assurance that this new agreement will improve device inventory management or that we will not experience inventory shortages in the future. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

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

We May Have Difficulty Managing and Integrating New Joint Ventures or Partnerships That We Form or Companies or Businesses That We Acquire.

In addition to growing our business through the operation of our existing and new markets, we may also expand or enhance our business by entering into joint ventures or partnerships with others or acquiring all or portions of other wireless communications companies or complementary businesses. For example, in October 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region, with Cricket receiving a 75.75% controlling membership interest in the venture and Pocket receiving a 24.25% non-controlling membership interest.

Entering into joint ventures and partnerships or acquiring other companies or businesses may create numerous risks and uncertainties, including unanticipated costs and liabilities, possible difficulties associated with the integration of the parties' various operations and the potential diversion of management's time and attention from our existing operations. In addition, the consolidation of operating assets and operations following an acquisition or the formation of a joint venture may result in significant costs. For example, during 2011 we integrated Cricket and Pocket operating assets in the South Texas region to enable the combined network and retail operations of the STX Wireless joint venture to operate more efficiently. During the year ended December 31, 2011, we incurred approximately $26.4 million of integration charges relating primarily to certain leased cell site and retail store locations contributed to STX Wireless that it no longer used, which were recorded in impairments and other charges within our consolidated statements of operations. Our failure to effectively manage STX Wireless or other new partnerships that we may enter into or companies or businesses that we could acquire could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of June 30, 2012, our total outstanding indebtedness was $3,224.4 million, including $250 million in aggregate principal amount of convertible senior notes due 2014, $300 million in aggregate principal amount of senior notes due 2015, $21.9 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million in aggregate principal amount of senior secured notes due 2016 and $1,600 million in aggregate principal amount of senior notes due 2020.

Our significant indebtedness could have material consequences. For example, it could:

•	make it more difficult for us to service or refinance our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

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

The Operation of Our Business Requires a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control.

Our business requires that we generate a significant amount of cash flow from operations to fund ongoing liquidity requirements, including payments on our indebtedness. Our ability to generate cash flow from operations is subject to our operational performance and to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to fund our ongoing liquidity needs. If cash flow from operations is insufficient, we may be required to take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our indebtedness prior to maturity, reducing operating expenses, selling assets or seeking additional capital. Any or all of these actions may be insufficient to allow us to fund our liquidity needs. Further, we may be unable to take any of these actions on commercially reasonable terms or at all.

We May Be Unable to Refinance Our Indebtedness.

We had $3,224.4 million in senior indebtedness outstanding as of June 30, 2012, which was comprised of $250 million of 4.50% unsecured convertible senior notes due 2014, $300 million of 10.0% unsecured senior notes due 2015, $21.9 million in principal amount of a non-negotiable promissory note maturing in 2015, $1,100 million of 7.75% senior secured notes due 2016, and $1,600 million of 7.75% unsecured senior notes due 2020. We expect to refinance all or substantially all of our senior indebtedness due between 2014 and 2016 by accessing the capital markets from time to time. We may also generate additional liquidity through asset sales, proceeds from which could be used to repay portions of our indebtedness or for other general corporate purposes. If we are unable to refinance our indebtedness as planned, we will likely be required to take additional actions to generate liquidity such as delaying or reducing capital expenditures, reducing operating expenses, selling additional assets or seeking additional equity capital. There can be no assurance, however, that we will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

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

We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. At June 30, 2012, we had federal and state NOLs of approximately $2.6 billion (which begin to expire in 2022 for federal income tax purposes and of which $37.2 million will expire at the end of 2012 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $991.4 million, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

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

On August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan was approved by our stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the number of shares of Leap common stock outstanding at any particular time for purposes of the Tax Benefit Preservation Plan is determined in accordance with Section 382, it may differ from the number of shares that we report as outstanding in our SEC filings.

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

A Significant Portion of Our Assets Consists of Wireless Licenses, Goodwill and Other Intangible Assets.

As of June 30, 2012, 41.9% of our assets consisted of wireless licenses (including assets held for sale), goodwill and other intangible assets. The value of our assets will depend on market conditions, the availability of buyers and similar factors. While the value of these assets is determined by using the market approach for purposes of our impairment testing, those values may differ from what would ultimately be realized by us in a sales transaction and that difference may be material. By their nature, our intangible assets may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

Competitors have begun providing competing wireless telecommunications service through the use of next-generation technologies, such as LTE, WiMax and HSPA+. We plan to offer next-generation LTE network technology services to customers in at least two-thirds of our network footprint over the next two to three years, directly and through partnerships or joint ventures with other carriers. We cannot predict, however, which of the many possible future technologies, standards, products or services will be important to maintain our competitive position. The evolutionary path that we have selected or may select in the future for LTE or other technologies may not be demanded by customers or provide the advantages that we expect. If such services are not broadly adopted within the industry or commercially accepted by our customers, our revenues and competitive position could be materially and adversely affected. In addition, the cost of implementing or competing against alternative or future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

Our deployment of LTE will require significant capital investment. We successfully launched a commercial LTE trial market in late 2011 and plan to cover up to approximately 21 million POPs with LTE in 2012. We are continuing to explore cost-effective ways to deliver LTE services to our customers, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. The actual amount we spend to deploy LTE each year will depend upon multiple factors, including the scope and pace of our deployment activities. We may, however, have unanticipated or unforeseen costs in connection with the deployment of LTE and the maintenance of our network.

In addition, we expect that we will likely be required over time to acquire or access additional spectrum or take other actions to enable us to provide LTE at service levels that will meet future customer expectations. We currently own an average of 23 MHz of spectrum in the markets we operate, which generally include an initial spectrum reserve that we plan to use to deploy LTE. The national wireless carriers against which we compete generally have greater spectrum capacity than we do in the markets in which we plan to launch LTE. Because the efficiency of an LTE network and the peak speeds that it can deliver depend upon the amount of contiguous spectrum that is available, competitors who have access to more spectrum than we do are likely to offer faster speeds for their next-generation services or operate those networks more efficiently than we can. As a result, we may be required to take various actions to meet consumer demand, including acquiring additional spectrum, entering into third-party wholesale or roaming arrangements, leasing additional cell sites, spending additional capital to deploy equipment or other actions. We cannot assure you that we would be able to take any of these actions at reasonable costs, on a timely basis or at all.

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

Our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. In May 2012, Jerry V. Elliott joined us as our executive vice president and CFO. In February 2012, we hired Robert A. Strickland as our executive vice president and chief technical officer. In early 2011, we hired new members of senior management to help support our corporate and field operations, which included the appointment of Robert A. Young as our executive vice president, field operations and Raymond J. Roman as our executive vice president and chief operating officer. Mr. Roman resigned from the Company in July 2012. We also implemented a regional president structure in 2011 to oversee customer and sales activity, hiring new members of management to oversee two of our three new regions.

As several members of senior management have been hired recently, it may take time to fully integrate these individuals into their new roles. In addition, if we were to lose the services of key individuals in the future, any such departures could materially and adversely impact how we manage and operate our business. We may also have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance.

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

Media reports have suggested that the use of wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Certain class action lawsuits have been filed in the industry claiming damages for alleged health problems arising from the use of wireless handsets. The World Health Organization's International Agency for Research of Cancer has also stated that exposure to wireless handsets may be carcinogenic. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, anti-lock brakes, hearing aids and other medical devices, and the FCC recently indicated that it plans to gather additional data regarding wireless handset emissions. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated. Malfunctions have caused at least one major handset manufacturer to recall certain batteries used in its handsets, including batteries in a handset sold by Cricket and other wireless providers.

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

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. Generally, there are multiple sources for the types of products and services we purchase or use. However, we currently rely on one key vendor for billing services, a single vendor to support the platform for our Muve Music service, a single vendor for the operation of our network operations center, a limited number of vendors for voice and data communications transport services and a limited number of vendors for payment processing services. We have also entered into a new inventory logistics and supply chain outsourcing arrangement with a third party to manage the planning, purchasing and fulfillment of handsets and other devices.

In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors, service providers or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply or provide services to us in the future, our business could be severely disrupted. In addition, the costs and time lags that can be associated with transitioning from one supplier or service provider to another could cause further disruptions if we were required to replace the products or services of one or more major suppliers or service providers with those from another source, especially if the replacement became necessary on short notice. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

System Failures, Security Breaches, Business Disruptions and Unauthorized Use or Interference with Our Network or Other Systems Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.

Our network and information technology (IT) infrastructure and the infrastructure of our vendors (including systems supporting service activation, billing, point of sale, inventory management, customer care and financial reporting) are vulnerable to damage and disruption from technology failures, power surges or outages, system or equipment failures, natural disasters, fires, human error, hacking and cyber attacks, computer viruses, terrorism, intentional wrongdoing and similar events. In particular, cyber attacks on companies have increased in frequency, scope and potential harm in recent years. Any such failure, damage or disruption could affect the quality of our services, cause network service interruptions and result in material remediation costs, litigation, higher churn, reduced revenue, increased costs and lost market share. Unauthorized access to or use of customer or account information, including credit card or other personal data, could also result in harm to our customers and legal actions against us, and could damage our reputation. In addition, earthquakes, floods, hurricanes, fires and other unforeseen natural disasters or events could materially disrupt our business operations or the provision of Cricket service in one or more markets. In the past, our operations in certain markets have been adversely affected by hurricanes and related weather systems. Costs we incur to restore, repair or replace our network or IT infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use and other security breaches, may be substantial and increase our cost of providing service. Any failure in, damage to or disruption of our or our vendors' network and IT infrastructure could also materially impact our ability to timely and accurately record, process and report information important to our business. While we maintain insurance coverage for some of the above events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. If any of the above events were to occur, we could experience higher churn, reduced revenues, increased costs and reputational harm, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

From time to time since the launch of our customer billing system in the second quarter of 2011, we have experienced intermittent disruptions with certain aspects of the system, which have limited our ability to activate new customers and to provide account services to current customers. We believe that these system issues had the effect of reducing our gross customer additions and increasing churn. Although we believe that we have largely identified the cause of these disruptions and are implementing plans to remedy them, we cannot assure you that we will not experience additional disruptions with our customer billing system in the future.

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

We participate in the federal government's Lifeline program, which provides support from the USF, to subsidize discounted telecommunications services for qualified low-income consumers. In order to participate in the Lifeline program in any given state, a carrier must be designated as an eligible telecommunications carrier, or ETC, in that state. As of June 30, 2012, Cricket had been designated as an ETC in 21 states and the District of Columbia. In January 2012, the FCC adopted an order regarding the Lifeline program, the stated purpose of which is to streamline the administration of the program and to implement measures to curb perceived waste, fraud and abuse in the program. In addition, various states are considering or enacting rules with similar stated purposes as the FCC order. Future action by the FCC with respect to the Lifeline program or by states in which we have been designated as an ETC could reduce or eliminate the amount of universal support funds we receive for providing wireless service to certain qualifying low income customers.

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

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited voice, data, mobile broadband and music download services for a flat monthly rate, our customers' average usage of these services per month is substantially above U.S. averages. We intend to meet demand for our services by utilizing spectrally efficient technologies or by entering into roaming or partnering agreements with other carriers. We currently own an average of 23 MHz of spectrum in the markets we operate, which generally include an initial spectrum reserve that we plan to use to deploy LTE. However, we expect that we will likely be required over time to acquire or access additional spectrum in the future to satisfy increasing demand for data and mobile broadband services, to maintain an acceptable grade of service and to provide or support new services or technologies to meet increasing customer demands. We cannot assure you that additional spectrum will become available at auction or in the after-market at a reasonable cost, or at all, or that we will have sufficient capital resources, or the capacity to raise sufficient capital resources, to acquire additional spectrum that we may require to meet customer demands and remain competitive. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, which may make it less attractive or uneconomical for us. If we are unable to acquire or obtain access to additional spectrum in the future to meet customer demands, such inability may materially and adversely affect our competitive position and our business, financial condition and results of operations.

Our and Savary Island's Wireless Licenses Are Subject to Renewal and May Be Revoked in the Event That We Violate Applicable Laws.

Our and Savary Island's existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted, which renewal period commenced for some of our PCS wireless licenses in 2006. The FCC will award renewal expectancy to a wireless licensee that timely files a renewal application, has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. Historically, the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. In addition, if we fail to timely file to renew any wireless license, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. The FCC has pending a rulemaking proceeding to re-evaluate, among other things, its wireless license renewal showings and standards and may in this or other proceedings promulgate changes or additional substantial requirements or conditions to its renewal rules, including revising license build-out requirements. We cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, results of operations and financial condition.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of June 30, 2012, the carrying value of our and Savary Island's wireless licenses (excluding assets held for sale) was approximately $1.6 billion. During the years ended December 31, 2011, 2010 and 2009, we recorded impairment charges of $0.4 million, $0.8 million and $0.6 million, respectively, with respect to our wireless licenses.

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

Declines in Our Operating or Financial Performance Could Result in an Impairment of Our Indefinite-Lived Assets, Including Goodwill.

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We also assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually during the third quarter of each year and on a quarterly basis when there is evidence that events or changes in circumstances indicate that an impairment condition may exist.

The closing price of Leap common stock was $6.43 on June 29, 2012 and Leap's market capitalization was above our book value as of such date. Since that time, the closing price of Leap common stock has ranged from a high of $6.68 per share to a low of $4.49 per share. If the price of Leap common stock continues to trade at or near current levels, we may be required to perform both the first and the second step of our third quarter annual goodwill impairment test to determine the fair value of our net assets, which may require us to recognize a non-cash impairment charge equal to the $31.9 million carrying value of our goodwill.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 30% of Leap common stock as of July 31, 2012. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 54% of Leap common stock as of July 31, 2012. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 23,533,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 30% of Leap's outstanding common stock as of July 31, 2012. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

As of July 31, 2012, 79,225,042 shares of Leap common stock were issued and outstanding, and 5,399,418 additional shares of Leap common stock were reserved for issuance, including 4,000,878 shares reserved for issuance upon the exercise of outstanding stock options and deferred stock units under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 766,694 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 481,175 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 24,400 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 126,271 shares available for future issuance under our Employee Stock Purchase Plan.

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

On August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan as a measure intended to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 of the Internal Revenue Code and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan was approved by our stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the Tax Benefit Preservation Plan may restrict a stockholder's ability to acquire Leap common stock, it could discourage a tender offer for Leap common stock or make it more difficult for a third party to acquire a controlling position in our stock without our approval, and the liquidity and market value of Leap common stock may be adversely affected while the Tax Benefit Preservation Plan is in effect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit Number	Description of Exhibit

10.1*	Third Amendment, effective April 24, 2012, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.

10.2*†	Fourth Amendment, effective May 31, 2012, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.

10.3#(1)	Employment Offer Letter dated April 13, 2012 between Cricket Communications, Inc. and Jerry V. Elliott.

10.4#(2)	Separation Agreement dated July 13, 2012 between Cricket Communications, Inc. and Raymond J. Roman.

10.5#(3)	Fourth Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.

10.6#(4)	Fifth Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.

10.7#(5)	Second Amendment to the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase document

101.LAB***	XBRL Taxonomy Extension Label Linkbase document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase document

*	Filed herewith.

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

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on April 27, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap's Current Report on Form 8-K dated July 13, 2012 filed with the SEC on July 16, 2012, and incorporated herein by reference.

(3)	Filed as Appendix C to Leap's Definitive Proxy Statement, filed with the SEC on April 27, 2012, and incorporated herein by reference.

(4)	Filed as Appendix D to Leap's Definitive Proxy Statement, filed with the SEC on April 27, 2012, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap's Registration Statement on Form S-8, filed with the SEC on May 14, 2012, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date:	August 7, 2012	By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date:	August 7, 2012	By:	/s/ Jerry V. Elliott
Jerry V. Elliott
Executive Vice President and Chief Financial Officer