Form 10-Q
period 2012-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2012-11-09
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The number of shares outstanding of the registrant's common stock on October 30, 2012 was 79,146,455.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2012

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$446,362	$345,243
Short-term investments	176,672	405,801
Inventories	67,823	116,957
Deferred charges	45,090	57,979
Other current assets	159,270	134,457
Total current assets	895,217	1,060,437
Property and equipment, net	1,870,270	1,957,374
Wireless licenses	1,788,363	1,788,970
Assets held for sale (Note 8)	186,467	204,256
Goodwill (Note 2)	31,886	31,886
Intangible assets, net	28,283	41,477
Other assets	67,663	68,290
Total assets	$4,868,149	$5,152,690
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$321,874	$460,278
Current maturities of long-term debt	—	21,911
Other current liabilities	250,770	256,357
Total current liabilities	572,644	738,546
Long-term debt, net	3,204,393	3,198,749
Deferred tax liabilities	340,147	333,804
Other long-term liabilities	176,507	172,366
Total liabilities	4,293,691	4,443,465
Redeemable non-controlling interests	69,905	95,910
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 79,213,684 and 78,924,049 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	8	8
Additional paid-in capital	2,180,105	2,175,436
Accumulated deficit	(1,674,870)	(1,561,417)
Accumulated other comprehensive loss	(690)	(712)
Total stockholders' equity	504,553	613,315
Total liabilities and stockholders' equity	$4,868,149	$5,152,690

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Service revenues	$722,022	$717,296	$2,247,305	$2,099,794
Equipment revenues	51,950	45,983	139,058	203,937
Total revenues	773,972	763,279	2,386,363	2,303,731
Operating expenses:
Cost of service (exclusive of items shown separately below)	266,401	255,899	784,267	736,714
Cost of equipment	203,846	190,364	623,366	602,836
Selling and marketing	88,111	79,895	260,912	276,908
General and administrative	85,997	83,899	270,588	271,387
Depreciation and amortization	161,821	144,904	462,847	407,715
Impairments and other charges (Note 6)	14,753	23,693	14,753	24,324
Total operating expenses	820,929	778,654	2,416,733	2,319,884
Gain (loss) on sale or disposal of assets, net	128,366	(678)	127,565	(5,673)
Operating income (loss)	81,409	(16,053)	97,195	(21,826)
Equity in net income (loss) of investees, net	(203)	764	(69)	2,953
Interest income	62	59	119	182
Interest expense	(67,308)	(67,028)	(201,333)	(187,770)
Other expense, net	—	32	—	—
Income (loss) before income taxes	13,960	(82,226)	(104,088)	(206,461)
Income tax benefit (expense)	12,908	(11,899)	(9,365)	(32,546)
Net income (loss)	26,868	(94,125)	(113,453)	(239,007)
Accretion of redeemable non-controlling interests and distributions, net of tax	(1,853)	25,295	(1,561)	8,755
Net income (loss) attributable to common stockholders	$25,015	$(68,830)	$(115,014)	$(230,252)
Income (loss) per share attributable to common stockholders:
Basic	$0.32	$(0.90)	$(1.49)	$(3.01)
Diluted	$0.32	$(0.90)	$(1.49)	$(3.01)
Shares used in per share calculations:
Basic	77,402	76,537	77,213	76,470
Diluted	77,524	76,537	77,213	76,470
Other comprehensive income (loss):
Net income (loss)	$26,868	$(94,125)	$(113,453)	$(239,007)
Net unrealized holding gains (losses) on investments and other	11	(9)	23	—
Comprehensive income (loss)	$26,879	$(94,134)	$(113,430)	$(239,007)

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net cash provided by operating activities	$149,025	$268,134
Investing activities:
Acquisition of a business	—	(850)
Purchases of property and equipment	(371,558)	(289,304)
Change in prepayments for purchases of property and equipment	(1,940)	(2,281)
Purchases of wireless licenses and spectrum clearing costs	(3,625)	(3,535)
Proceeds from sales of wireless licenses and operating assets, net	154,021	1,887
Purchases of investments	(268,854)	(521,909)
Sales and maturities of investments	497,762	214,726
Dividend received from equity investee	—	11,606
Change in restricted cash	(760)	(920)
Net cash provided by (used in) investing activities	5,046	(590,580)
Financing activities:
Proceeds from the issuance of long-term debt	—	396,772
Repayment of long-term debt	(21,911)	(15,089)
Payment of debt issuance costs	(296)	(7,177)
Proceeds from issuance of common stock	483	712
Proceeds from sale lease-back financing	—	25,815
Payments made to joint venture partners	(27,566)	(2,523)
Other	(3,662)	(2,115)
Net cash provided by (used in) financing activities	(52,952)	396,395
Net increase in cash and cash equivalents	101,119	73,949
Cash and cash equivalents at beginning of period	345,243	350,790
Cash and cash equivalents at end of period	$446,362	$424,739
Supplementary disclosure of cash flow information:
Cash paid for interest	$(151,519)	$(123,653)
Cash paid for income taxes	$(3,943)	$(3,494)

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

Leap Wireless International, Inc. ("Leap"), a Delaware corporation, together with its subsidiaries and consolidated joint ventures, is a wireless communications carrier that offers digital wireless services in the United States under the "Cricket®" brand. Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check. The Company's primary service is Cricket Wireless, which offers customers unlimited nationwide voice and data services for a flat monthly rate. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than interest income and through dividends, if any, from its subsidiaries.

Cricket service is offered by Cricket Communications, Inc. ("Cricket"), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by the Company's joint venture, STX Wireless Operations, LLC ("STX Operations"), which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless, LLC ("STX Wireless"). In addition, as of September 30, 2012, Cricket owned an 85% non-controlling membership interest in Savary Island Wireless, LLC ("Savary Island"), which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to Cricket. On October 1, 2012, Cricket acquired the remaining 15% controlling membership interest in Savary Island that it did not previously own, and accordingly, Savary Island and its wholly owned subsidiaries became direct and indirect wholly owned subsidiaries of Cricket. For more information regarding the ventures described above, see "Note 8. Significant Acquisitions and Other Transactions."

Leap, Cricket and their subsidiaries and consolidated joint ventures are collectively referred to herein as the "Company."

Note 2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared without audit, in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for a complete set of financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's results for the periods presented, with such adjustments consisting only of normal recurring adjustments. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management's estimates and operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the operating results and financial position of Leap and its wholly-owned subsidiaries and consolidated joint ventures. As of September 30, 2012, the Company consolidated its non-controlling interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island was a variable interest entity and, among other things, the Company had an agreement with Savary Island's other member which established a specified purchase price in the event that the member exercised its right to sell its membership interest to the Company. Subsequent to September 30, 2012, Savary Island became a wholly owned subsidiary of the Company. The Company consolidates STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three and nine months ended September 30, 2012 and 2011, all of the Company's revenues and long-lived assets related to operations in the United States.

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

The Company has entered into an arrangement with a third-party logistics provider to manage the planning, purchasing and fulfillment of handsets and other devices. If fully implemented, the arrangement could result in the Company's third-party dealers, including nationwide retailers, purchasing handsets and other devices directly from the logistics provider, and the Company, in most cases, would not hold title to, or have ownership in, the related device inventory shipped to its dealers. As a result, the Company would not record deferred equipment revenues or deferred charges on its balance sheet related to devices purchased by third-party dealers. Therefore, upon customer activation of these handsets and other devices, the Company would no longer record equipment revenue or cost of equipment. Amounts paid to the logistics provider would be recorded as deferred costs upon shipment of devices to the dealers and would be recognized in cost of equipment when service is activated by the customer. Handsets and other devices purchased by company-owned stores would continue to be accounted for as inventory until sold and activated by the customers, at which time equipment revenue and the related cost of equipment will be recognized. The Company intends to finalize its implementation plans and certain other aspects of the arrangement with the logistics provider during the first half of 2013.

Through a third-party provider, the Company's customers may elect to participate in an extended warranty program for devices they purchase. The Company recognizes revenue on replacement devices sold to its customers under the program when the customer purchases the device.

The Company participates in the federal government's Lifeline program and is designated as an eligible telecommunications carrier in certain states in which it provides wireless services. Under this program, the Company offers discounted wireless services to qualified customers and generally receives reimbursement for a portion of the subsidized services. The Company recognizes revenue under this program only after payment has been received from the customer, amounts eligible for reimbursement have been determined and services have been rendered.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. The service plans the Company currently offers are "all-inclusive" of telecommunications and regulatory fees, in that the Company does not separately bill and collect amounts owed and remitted to government agencies from its customers. For the Company's legacy service plans, which are not "all-inclusive," the Company separately bills and collects from its customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from the Company's customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the three and nine months ended September 30, 2012, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $1.5 million and $8.3 million, respectively. During the three and nine months ended September 30, 2011, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $6.4 million and $27.3 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations and has classified such amounts as restricted in its condensed consolidated balance sheets. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of September 30, 2012, the Company had approximately $3.6 million and $9.5 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively. As of December 31, 2011, the Company had approximately $3.6 million and $8.8 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of September 30, 2012 and December 31, 2011, goodwill of $31.9 million primarily represented the excess of the purchase price over the fair value of the net assets acquired by STX Wireless in connection with the formation of the joint venture. For more information regarding the joint venture, see "Note 8. Significant Acquisitions and Other Transactions."

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that their respective carrying values may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. There were no events or circumstances that occurred during the three and nine months ended September 30, 2012 or September 30, 2011 that indicated that the carrying value of any long-lived assets may not be recoverable.

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

Wireless Licenses

As of September 30, 2012 and December 31, 2011, the carrying value of the Company's and Savary Island's wireless licenses (excluding assets held for sale) was $1.8 billion. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of September 30, 2012, wireless licenses with carrying values and fair values of $186.5 million and $293.2 million, respectively, were classified as assets held for sale. Additionally, as of December 31, 2011, wireless licenses with carrying values and fair values of $204.3 million and $338.1 million, respectively, were classified as assets held for sale. These related transactions are more fully described in "Note 8. Significant Acquisitions and Other Transactions."

For purposes of testing impairment, the Company's wireless licenses in its operating markets are combined into a single unit of account because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Savary Island's wireless licenses cover geographic areas that include Cricket operating markets, and as such, are classified as operating wireless licenses for purposes of the Company's impairment test. The Company's non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company's operating markets. As of September 30, 2012, the carrying values of the Company's and Savary Island's operating and non-operating wireless licenses were $1,745.7 million and $42.6 million, respectively.

An impairment loss would be recognized on the Company's and Savary Island's operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses' aggregate carrying value exceeds their aggregate fair value. An impairment loss would be recognized on the Company's non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license's carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the relevant wireless licenses and charged to results of operations. As more fully described below, the fair value of the Company's and Savary Island's wireless licenses was determined using Level 3 inputs in accordance with the authoritative guidance for fair value measurements.

The valuation method the Company uses to determine the fair value of its and Savary Island's wireless licenses is the market approach. Under this method, the Company determines fair value by reviewing sales prices of other wireless licenses of similar size and type that have been recently sold through government auctions and private transactions. As part of this market-level analysis, the fair value of each wireless license is also evaluated and adjusted for developments or changes in legal, regulatory and technical matters, and for demographic and economic factors, such as population size, unemployment rates, composition, growth rate and density, household and disposable income, and composition and concentration of the market's workforce in industry sectors identified as wireless-centric (for example, real estate, transportation, professional services, agribusiness, finance and insurance).

In connection with the Company's 2012 annual impairment test, the aggregate fair value and carrying value of the Company's and Savary Island's operating wireless licenses were $2,415.0 million and $1,745.7 million, respectively, as of September 30, 2012. No impairment charges were recorded during the three and nine months ended September 30, 2012 or September 30, 2011 with respect to the Company's and Savary Island's operating wireless licenses as the aggregate fair value of these licenses exceeded their aggregate carrying value as of such dates. If the fair value of the Company's and Savary Island's operating wireless licenses had declined by 10%, the Company would not have recognized any impairment loss.

In connection with the Company's 2012 annual impairment test, the aggregate fair value and carrying value of the Company's non-operating wireless licenses were $77.9 million and $42.6 million, respectively, as of September 30, 2012. The Company did not record any impairment charges during the three and nine months ended September 30, 2012 to reduce the carrying value of any non-operating wireless license to its estimated fair value. If the fair value of the Company's non-operating wireless licenses had each declined by 10%, the Company would have recognized an impairment loss of approximately $0.1 million. The Company recorded an impairment charge of $0.4 million during the three and nine months ended September 30, 2011 to reduce the carrying value of certain non-operating wireless licenses to their estimated fair values.

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

In connection with the annual test in 2012, the Company based its determination of fair value primarily upon its average market capitalization for the month of August 2012, plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. The Company considered the month of August to be an appropriate period over which to measure average market capitalization in 2012 because trading prices during that period reflected market reaction to the Company's most recently announced financial and operating results, announced early in the month of August.

In conducting the annual impairment test during the third quarter of 2012, the Company applied a control premium of 30% to its average market capitalization. The Company believes that consideration of a control premium is customary in determining fair value and is contemplated by the applicable accounting guidance. The Company believes that its consideration of a control premium was appropriate because it believes that its market capitalization does not fully capture the fair value of its business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in the Company. The Company determined the amount of the control premium as part of its third quarter 2012 testing based upon relevant transactional experience and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving the Company could be higher or lower than the control premium the Company applied.

As of September 30, 2012, the carrying value of the Company’s goodwill was $31.9 million. Based upon its annual impairment test conducted during the third quarter of 2012, the value of the Company’s net assets as of August 31, 2012 was $527.5 million and the fair value of the Company, based upon its average market capitalization during the month of August and an assumed control premium of 30%, was $573.5 million. As such, the Company determined that no impairment condition existed and was not required to perform the second step of the goodwill impairment test.

The closing price of Leap common stock was $6.81 on September 28, 2012 and Leap's market capitalization was above the Company's book value as of such date. Since that time, the closing price of Leap common stock has ranged from a high of $7.59 per share to a low of $5.18 per share. If the price of Leap common stock continues to trade at or near current levels or certain triggering events were to occur, the Company may be required to perform the second step of its goodwill impairment test on an interim basis to determine the fair value of its net assets, which may require the Company to recognize a non-cash impairment charge for some or all of the $31.9 million carrying value of its goodwill.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This new guidance is effective for the Company beginning in the first quarter of 2013 and will be applied prospectively. The Company anticipates that the adoption of this standard will not have a material impact on the Company or its condensed consolidated financial statements.

Note 3.	Supplementary Balance Sheet Information (in thousands):

	September 30, 2012	December 31, 2011

Other current assets:
Accounts receivable, net(1)	$103,624	$86,736
Prepaid expenses	38,339	28,327
Other	17,307	19,394
	$159,270	$134,457
Property and equipment, net(2):
Network equipment	$3,382,571	$3,246,027
Computer hardware and software	514,538	455,873
Construction-in-progress	165,358	99,705
Other	109,243	111,510
	4,171,710	3,913,115
Accumulated depreciation	(2,301,440)	(1,955,741)
	$1,870,270	$1,957,374
Intangible assets, net:
Customer relationships	$50,435	$57,782
Trademarks	37,000	37,000
	87,435	94,782
Accumulated amortization of customer relationships	(37,569)	(33,704)
Accumulated amortization of trademarks	(21,583)	(19,601)
	$28,283	$41,477
Accounts payable and accrued liabilities:
Trade accounts payable	$138,989	$306,881
Accrued payroll and related benefits	75,704	66,229
Other accrued liabilities	107,181	87,168
	$321,874	$460,278
Other current liabilities:
Deferred service revenue(3)	$102,950	$113,768
Deferred equipment revenue(4)	25,328	43,793
Accrued sales, telecommunications, property and other taxes payable	3,576	22,380
Accrued interest	98,006	58,553
Other	20,910	17,863
	$250,770	$256,357
____________

(1)
Accounts receivable, net, consists primarily of (i) amounts billed to third-party dealers for devices and accessories, (ii) amounts due from the Company's third-party logistics provider for devices sold from the Company to the supplier, (iii) amounts due from the federal government in connection with the Lifeline program, and (iv) amounts due from service providers related to interconnect and roaming agreements, net of an allowance for doubtful accounts.

(2)
As of September 30, 2012 and December 31, 2011, approximately $44.2 million and $32.3 million of assets were held by the Company under capital lease arrangements, respectively. Accumulated amortization relating to these assets totaled $21.4 million and $18.5 million as of September 30, 2012 and December 31, 2011, respectively.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of September 30, 2012 or December 31, 2011.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of September 30, 2012 and December 31, 2011 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of September 30, 2012 or December 31, 2011.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of September 30, 2012 and December 31, 2011 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$66,590	$—	$66,590
Commercial paper	—	85,973	—	85,973
U.S. government or government agency securities	—	142,195	—	142,195
Total	$—	$294,758	$—	$294,758

	At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$224,383	$—	$224,383
Commercial paper	—	165,202	—	165,202
U.S. government or government agency securities	—	293,610	—	293,610
Total	$—	$683,195	$—	$683,195

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

Cash Equivalents and Short-Term Investments

As of September 30, 2012 and December 31, 2011, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Cost	Fair Value

Money market funds	$66,590	$66,590
Commercial paper	85,973	85,973
U.S. government or government agency securities	142,195	142,195
	$294,758	$294,758

	As of December 31, 2011
	Cost	Fair Value

Money market funds	$224,383	$224,383
Commercial paper	165,201	165,202
U.S. government or government agency securities	293,626	293,610
	$683,210	$683,195

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,293.4 million and $3,073.6 million as of September 30, 2012 and December 31, 2011, respectively. The Company's debt was considered to be a Level 1 item for disclosure purposes.

Assets Measured at Fair Value on a Nonrecurring Basis

As of September 30, 2012, there were no non-financial assets that were measured and recorded at fair value on a non-recurring basis. As of December 31, 2011, non-financial assets that were measured and recorded at fair value on a non-recurring basis consisted of non-operating wireless licenses in the amount of $9.1 million, the carrying value of which had been reduced to fair value during the three and nine months ended September 30, 2011, resulting in an impairment charge of $0.4 million.

Note 5.	Long-Term Debt, net

Long-term debt, net as of September 30, 2012 and December 31, 2011 was comprised of the following (in thousands):

	September 30, 2012	December 31, 2011

Convertible senior notes due 2014	$250,000	$250,000
Unsecured senior notes due 2015 (1)	300,000	300,000
Non-negotiable promissory note due 2015	—	21,911
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(25,272)	(29,601)
Unsecured senior notes due 2020	1,600,000	1,600,000
Unamortized discount on $1,600 million unsecured senior notes due 2020	(20,335)	(21,650)
	3,204,393	3,220,660
Current maturities of long-term debt	—	(21,911)
	$3,204,393	$3,198,749

(1)
As discussed further below, on October 10, 2012, Cricket entered into a $400 million senior secured term loan facility and in connection therewith issued a notice of redemption to redeem all of the unsecured senior notes due 2015 in accordance with the indenture governing the notes at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

Credit Agreement

Subsequent to the end of the quarter, on October 10, 2012, Cricket entered into a credit agreement (the "Credit Agreement") with respect to a $400 million senior secured term loan facility, which was fully drawn at closing and matures in October 2019. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. Borrowings under the Credit Agreement must be repaid in 27 quarterly installments of $1.0 million each, commencing on March 31, 2013, followed by a final installment of $373.0 million at maturity. Net proceeds from the term loan facility will be used to redeem all of Cricket's $300 million in aggregate principal amount of outstanding 10.0% unsecured senior notes due 2015 and for general corporate purposes.

Borrowings under the Credit Agreement are guaranteed by Leap and each of its existing and future wholly owned domestic subsidiaries (other than Cricket, which is the borrower) that guarantees any indebtedness of Leap, Cricket or any subsidiary guarantor or that constitutes a "significant subsidiary" as defined in Regulation S-X under the Securities Act of 1933, as amended (subject to certain exceptions).

Borrowings under the Credit Agreement are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,900 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the obligations under the Credit Agreement.

Borrowings under the Credit Agreement are secured on a first-priority basis, equally and ratably with Cricket's 7.75% senior secured notes due 2016 and any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the Credit Agreement, Leap, Cricket and the guarantors are permitted to incur liens securing indebtedness for borrowed money in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the 7.75% senior secured notes due 2016) of up to the greater of $1,750 million and 3.5 times Leap's consolidated cash flow (excluding the consolidated cash flow of Cricket Music Holdco, LLC ("Cricket Music") (a wholly-owned subsidiary of Cricket that holds certain hardware, software and intellectual property relating to Cricket's Muve Music® service)) for the prior four fiscal quarters.

Borrowings under the Credit Agreement are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including Savary Island, STX Wireless and Cricket Music and their respective subsidiaries). In addition, borrowings under the Credit Agreement are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

Cricket has the right to prepay borrowings under the Credit Agreement, in whole or in part, at any time without premium or penalty, except that prepayments in connection with a repricing transaction occurring on or prior to October 10, 2013 are subject to a prepayment premium of 1.00% of the principal amount of the borrowings so prepaid.

Under the Credit Agreement, Leap and its restricted subsidiaries are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, make certain investments, grant liens and pay dividends and make certain other restricted payments. In addition, Cricket will be required to pay down the facility under certain circumstances if Leap and its restricted subsidiaries issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement).

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing the Company's secured and unsecured senior notes and convertible notes.

Senior Notes

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap's general unsecured obligations and rank equally in right of payment with all of Leap's existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap's subsidiaries' creditors, including under the Credit Agreement and the secured and unsecured senior notes described above and below. The notes are effectively junior to all of Leap's existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016 described above and below, to the extent of the value of the assets securing such obligations.

Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the "base conversion rate"), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment.

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

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness for borrowed money of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016 described above and below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including Savary Island, STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

The notes may be redeemed, in whole or in part, at any time at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months beginning on July 15, 2012 and 2013, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on July 15, 2014 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date. If a "change of control" occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

Subsequent to the end of the quarter, Cricket issued a notice of redemption on October 10, 2012 to redeem all of the notes in accordance with the indenture governing the notes at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The redemption date specified in the notice of redemption is November 9, 2012.

Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC ("Denali"), an entity in which the Company owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which was scheduled to mature on December 27, 2015. Interest on the outstanding principal balance of the note varied from year to year at rates ranging from approximately 5.0% to 8.3% and compounded annually. Under the note, Cricket was required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note were secured on a first-lien basis by certain assets of Savary Island. As December 31, 2011, $21.9 million in principal amount of indebtedness was outstanding under the note.

As discussed in further detail in "Note 8. Significant Acquisitions and Other Transactions," on August 28, 2012 Savary Island sold Cellco Partnership d/b/a Verizon Wireless ("Verizon Wireless") certain AWS spectrum in various markets for $172 million pursuant to a license purchase agreement. A portion of the spectrum that Savary Island sold to Verizon Wireless was secured by a lien in favor of the holder of the non-negotiable promissory note. Accordingly, in connection with the closing of the Verizon Wireless transaction, the Company repaid the balance of the non-negotiable promissory note in full on August 28, 2012.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2012, the effective interest rate on the notes was 7.93%, which includes the effect of the discount accretion.

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

The notes and the guarantees are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,900 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the notes and the guarantees.

The notes and the guarantees are secured on a first-priority basis, equally and ratably with the Credit Agreement and any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the senior secured notes indenture, Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the notes and under the Credit Agreement) of up to the greater of $1,500 million and 2.5 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters.

The notes and the guarantees are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including Savary Island, STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

If a "change of control" occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon to the repurchase date.

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds the Company received in connection with the issuance of the additional notes was recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2012, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.86% and 7.81%, respectively, both of which include the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016 described above, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including Savary Island, STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

If a "change of control" occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

Note 6.        Impairments and Other Charges

Impairments and other charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Severance	$14,753	$—	$14,753	$—
Wireless license impairments (Note 2)	—	377	—	377
Post-acquisition charges (Note 8)	—	23,316	—	23,947
Impairments and other charges	$14,753	$23,693	$14,753	$24,324

In the third quarter of 2012, the Company developed a plan to reduce administrative and corporate support costs through a reduction in personnel. As a result, the Company recorded a liability of approximately $14.8 million representing severance expense and related costs to implement the plan. The liability is recorded as a component of accounts payable and accrued liabilities within the condensed consolidated balance sheet as of September 30, 2012.

During the three and nine months ended September 30, 2011, the Company recorded an impairment charge of $0.4 million to reduce the carrying value of certain non-operating wireless licenses to their estimated fair values. See "Note 2. Basis of Presentation and Significant Accounting Policies" for additional information. Additionally, during the nine months ended September 30, 2011, the Company incurred $23.9 million of costs to integrate certain operating assets in South Texas. See "Note 8. Significant Acquisitions and Other Transactions."

Note 7.	Basic and Diluted Earnings (Loss) Per Share

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

The following table sets forth a reconciliation of the Company's computation of weighted-average number of dilutive common share equivalents outstanding to weighted-average number of common shares outstanding for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average shares - basic	77,402	76,537	77,213	76,470
Effect of dilutive securities:
Restricted stock awards	115	—	—	—
Deferred stock units	7	—	—	—
Weighted-average share equivalents - dilutive	77,524	76,537	77,213	76,470

Basic earnings (loss) per share	$0.32	$(0.90)	$(1.49)	$(3.01)
Diluted earnings (loss) per share	$0.32	$(0.90)	$(1.49)	$(3.01)

During the three and nine months ended September 30, 2012, 8.2 million and 8.6 million common share equivalents, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect was anti-dilutive.

During the three and nine months ended September 30, 2011, 7.5 million and 9.0 million common share equivalents, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect was anti-dilutive.

Note 8.	Significant Acquisitions and Other Transactions

Other Transactions

On October 1, 2012, the Company and Savary Island assigned to various entities affiliated with T-Mobile USA, Inc. (collectively, "T-Mobile") spectrum in various markets in Alabama, Illinois, Missouri, Minnesota and Wisconsin in exchange for 10 MHz of additional AWS spectrum in Phoenix, Houston and two other Texas markets. The transactions also include intra-market exchanges between the Company and T-Mobile in Philadelphia, Wilmington, Atlantic City and various markets in Texas and New Mexico. The wireless licenses assigned by the Company and Savary Island to T-Mobile were classified as assets held for sale at their carrying value of $186.5 million in the Company's condensed consolidated balance sheet as of September 30, 2012. The Company expects to recognize a non-cash gain on the transaction of approximately $106 million related to the excess of the fair value over carrying value of the spectrum exchanged by the Company in this transaction. In connection with the closing of these transactions, the Company canceled approximately $14.1 million of indebtedness owed by Savary Island to Cricket.

On August 28, 2012, the Company acquired 12 MHz of 700 MHz A block spectrum in Chicago from Verizon Wireless for $204 million and sold Verizon Wireless excess PCS and AWS spectrum in various markets across the U.S. for $188 million. The Company recognized a net gain of $43.6 million in connection with these transactions.

Also on August 28, 2012, Savary Island sold AWS spectrum in various markets to Verizon Wireless for $172 million. Savary Island used substantially all of the proceeds from this sale to prepay a portion of its indebtedness to Cricket under the Savary Island Credit Agreement at the closing of the transaction. Savary Island recognized a net gain of $86.8 million in connection with the transaction.

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

On February 11, 2011, the Company entered into an agreement with Global Tower, LLC ("GTP") to sell certain of the Company's telecommunications tower assets in one or more closings. During the second and third quarters of 2011, the Company sold those telecommunications towers and related assets for approximately $25.8 million in cash. The transaction was structured as a sale lease-back financing, in which the Company entered into a 10-year lease agreement with GTP to continue the Company's commercial use of the towers. Accordingly, the Company recorded a capital lease obligation of $25.8 million, which was equal to the proceeds received from GTP.

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

Cricket controls and manages the joint venture under the terms of the amended and restated limited liability company agreement (the "STX LLC Agreement"). Under the STX LLC Agreement, Pocket has the right to put, and the Company has the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap, Pocket is obligated to sell to the Company all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, subject to adjustment in certain circumstances. In the event optional cash distributions are made to the members of STX Wireless pursuant to the STX LLC Agreement, the purchase price is reduced by the total amount of such distributions made to Pocket plus an amount equal to an 8.0% per annum return on each such distribution from the date it was made. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). The Company has the right to deduct from or set off against the purchase price certain distributions made to Pocket, as well as any obligations owed to the Company by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding.

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the nine months ended September 30, 2012 and for the year ended December 31, 2011, the Company recorded a net accretion benefit of approximately $2.8 million and $8.9 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $9.1 million and $3.0 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the nine months ended September 30, 2012. During the nine months ended September 30, 2011, STX Wireless made similar pro-rata tax distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively. The Company recorded these tax distributions to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

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

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of September 30, 2012, Pocket had approximately $6.5 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $64.7 million and $90.7 million as of September 30, 2012 and December 31, 2011, respectively.

In a separate transaction, on January 3, 2011, the Company acquired Pocket's customer assistance call center for $850,000. The Company accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

During 2011, the Company completed the integration of Cricket and Pocket operating assets in the South Texas region to enable the combined network and retail operations of the STX Wireless joint venture to operate more efficiently. During the three and nine months ended September 30, 2011, the Company incurred approximately $23.3 million and $23.9 million, respectively, of such integration costs, which were recorded in impairments and other charges within the Company's condensed consolidated statements of comprehensive income.

Savary Island Venture

As of September 30, 2012, Cricket owned an 85% non-controlling membership interest in Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to Cricket.

Prior to the formation of the Savary Island venture, Cricket service was offered in greater Chicago and Southern Wisconsin by Denali, an entity in which the Company owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. Immediately prior to such purchase, Denali contributed all of its wireless spectrum outside of the Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a "very small business" designated entity under FCC regulations. Ring Island Wireless, LLC ("Ring Island") contributed $5.1 million of cash to Savary Island in exchange for a 15% controlling membership interest. On March 31, 2011, Denali and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

Under the amended and restated limited liability company agreement of Savary Island (the "Savary Island LLC Agreement"), Ring Island had the right to put its entire controlling membership interest in Savary Island to Cricket during the 30-day period commencing on May 1, 2012. Ring Island exercised this put right on May 14, 2012. Pursuant to the Savary Island LLC Agreement, the purchase price for such sale was an amount equal to Ring Island's equity contributions to Savary Island of $5.1 million less any optional distributions made pursuant to the Savary Island LLC Agreement, plus $150,000 if the sale was consummated prior to May 1, 2017 without incurring any unjust enrichment payments. The Company recorded this obligation to purchase Ring Island's controlling membership interest in Savary Island as a component of redeemable non-controlling interest in the condensed consolidated balance sheets. Savary Island guaranteed Cricket's put obligations under the Savary Island LLC Agreement, which guaranty was secured on a first-lien basis by certain assets of Savary Island. Under the Savary Island LLC Agreement, Savary

Island was also required to make monthly mandatory distributions to Ring Island. Savary Island was also party to a management services agreement with Cricket, pursuant to which Cricket provided management services to Savary Island in exchange for a management fee.

The Company attributed profits and losses to Ring Island's redeemable non-controlling interest each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeded the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest was accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. However, the Company would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest were presented as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. As of September 30, 2012 and December 31, 2011, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, dated as of December 27, 2010 (the "Savary Island Credit Agreement") to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. In connection with the closing of the license exchange transaction with T-Mobile on November 30, 2011, Cricket canceled $41.1 million in principal amount of indebtedness owed by Savary Island under the Savary Island Credit Agreement. In connection with the closing of the license sale transaction with Verizon Wireless on August 28, 2012, Savary Island repaid an aggregate of $171.0 million in principal and accrued interest under the Savary Island Credit Agreement. As of September 30, 2012 and December 31, 2011, borrowings outstanding under the Savary Island Credit Agreement (excluding accrued interest) totaled $31.6 million and $170.5 million, respectively. Loans under the Savary Island Credit Agreement (including the assumed loans) accrued interest at the rate of 9.5% per annum and such interest was added to principal annually. All outstanding principal and accrued interest were due May 2021. Outstanding principal and accrued interest were due in quarterly installments commencing May 2018. Savary Island could prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement were secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contained customary representations, warranties, covenants and conditions.

Subsequent to the end of the quarter, on October 1, 2012, Savary Island repaid $5.0 million in principal and accrued interest under the Savary Island Credit Agreement and, in connection with the closing of the second license exchange transaction with T-Mobile, Cricket canceled $14.1 million in principal amount of indebtedness thereunder. Also on October 1, 2012, the Company acquired the remaining 15% controlling membership interest in Savary Island from Ring Island for approximately $5.3 million in cash, and Savary Island and its wholly owned subsidiaries became direct and indirect wholly owned subsidiaries, respectively, of Cricket. In addition, the remaining indebtedness under the Savary Island Credit Agreement of approximately $12.5 million was converted into equity in Savary Island, and Cricket and Savary Island terminated the Savary Island Credit Agreement and all related loan and security documents.

Note 9.	Arrangements with Variable Interest Entities and Joint Ventures

As described in "Note 2. Basis of Presentation and Significant Accounting Policies," the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Also as described in Note 2, as of September 30, 2012, the Company consolidated its non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island was a variable interest entity and, among other things, the Company had an agreement with Savary Island's other member which established a specified purchase price in the event that Ring Island exercised its right to sell its membership interest to the Company. As further discussed in "Note 8. Significant Acquisitions and Other Transactions," on October 1, 2012, Cricket acquired the remaining 15% controlling membership interest in Savary Island that it did not previously own, and accordingly, Savary Island and its wholly owned subsidiaries became direct and indirect wholly owned subsidiaries of Cricket.

The aggregate carrying amount and classification of the assets and liabilities of Savary Island, excluding intercompany accounts and transactions, as of September 30, 2012 and December 31, 2011 are presented in the table below (in thousands):

	September 30, 2012	December 31, 2011

Assets
Cash and cash equivalents	$10,288	$7,084
Wireless licenses	34,022	41,947
Assets held for sale (1)	7,924	85,190
Total assets	$52,234	$134,221
Liabilities
Other current liabilities	$—	$5
Total liabilities	$—	$5

(1)
The amount at December 31, 2011 represents the carrying value of wireless licenses sold to Verizon Wireless on August 28, 2012 and the amount at September 30, 2012 represents the carrying value of wireless licenses assigned to T-Mobile on October 1, 2012 under the license sale and exchange transactions discussed in "Note 8. Significant Acquisitions and Other Transactions."

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

	Nine Months Ended September 30,
	2012	2011

Beginning balance, January 1	$95,910	$104,788
Accretion of redeemable non-controlling interests, before tax	(2,035)	(10,499)
Loans made to joint venture partner	(6,530)	—
Optional distribution made to joint venture partner	(16,243)	—
Other	(1,197)	(779)
Ending balance, September 30,	$69,905	$93,510

Note 10.	Unrestricted Subsidiaries

In July 2011, the Company's board of directors designated Cricket Music and Cricket Music's wholly-owned subsidiary Muve USA, LLC ("Muve USA") as "Unrestricted Subsidiaries" under the indentures governing Cricket's senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as "Unrestricted Subsidiaries" under the Credit Agreement. Muve USA holds certain hardware, software and intellectual property relating to Cricket's Muve Music service. The financial position and results of operations of Cricket Music and Muve USA are included in the Company's condensed consolidated financial statements included in this report. Together with STX Wireless and Savary Island, Cricket Music and Muve USA and their subsidiaries are presented as "Non-Guarantors" within the Company's condensed consolidating financial statements included in Note 13.

As required by the Credit Agreement and the indentures governing Cricket's senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position as of September 30, 2012 and December 31, 2011 and results of operations of Cricket Music and Muve USA for the three and nine months ended September 30, 2012 and 2011 in the following tables separately (in thousands):

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$2	$1
Property and equipment, net	6,062	9,435
Total assets	$6,064	$9,436
Liabilities and stockholders' equity
Other current liabilities	$12	$—
Stockholders' equity	6,052	9,436
Total liabilities and stockholders' equity	$6,064	$9,436

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$—	$—	$—	$—
Operating expenses
Depreciation and amortization	1,124	1,100	3,372	1,100
Other	7	1	12	1
Total operating expenses	1,131	1,101	3,384	1,101
Operating loss	(1,131)	(1,101)	(3,384)	(1,101)
Net loss	$(1,131)	$(1,101)	$(3,384)	$(1,101)

Note 11.	Income Taxes

The computation of the Company's annual effective tax rate includes a forecast of the Company's estimated "ordinary" income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company's ordinary income (loss). The Company's projected ordinary income tax expense for the full year 2012 consists primarily of the deferred tax effect of the Company's investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because the Company's projected 2012 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes as of and for the three and nine months ended September 30, 2012 and 2011 based upon the actual effective tax rate for those periods.

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and nine months ended September 30, 2012, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $1.9 million Texas Margins Tax ("TMT") credit. Accordingly, at September 30, 2012 and December 31, 2011, the Company recorded a valuation allowance offsetting substantially all of its deferred tax assets.

The Company has substantial federal and state net operating losses ("NOLs") for income tax purposes. Subject to certain requirements, the Company may "carry forward" its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of September 30, 2012, the Company had federal and state NOLs of approximately $2.5 billion which begin to expire in 2022 for federal income tax purposes and of which $37.2 million will expire at the end of 2012 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $953.3 million, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

The Company's ability to utilize NOLs could be further limited if it were to experience an "ownership change," as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more "5% stockholders" within a three-year period. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company's common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

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

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, commercial disputes, business practices and other matters. Due in part to the expansion and development of its business operations, the Company has become subject to increased amounts of litigation, including disputes alleging intellectual property infringement. These matters may seek monetary damages and other relief.

The Company believes that any damage amounts alleged by plaintiffs in matters that may arise are not necessarily meaningful indicators of its potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether the amount can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved.

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

Wholesale Agreement

In August 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel which the Company uses to offer Cricket services in nationwide retailers outside of the Company's current network footprint. The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, the Company pays Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. The Company agreed to provide Sprint with a minimum of $300 million of revenue under the agreement, as amended, over the initial five-year term (against which the Company can credit up to $100 million of revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of

$50 million of revenue to be provided in 2015. Any revenue provided by the Company in a given year above the minimum revenue commitment for that particular year is credited to the next succeeding year. However, to the extent the Company's revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall. The Company's obligation to provide the minimum revenue amount for any calendar year is subject to Sprint's compliance with specified covenants in the wholesale agreement. Based upon a review of information provided to the Company by Sprint, the Company informed Sprint that certain of those covenants had not been met and that, as a result, the Company is not subject to the minimum revenue commitment for 2012. Sprint has disputed that assertion.

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

The $3,000 million of senior notes issued by Cricket (the "Issuing Subsidiary") are comprised of $300 million of unsecured senior notes due 2015, $1,100 million of senior secured notes due 2016 and $1,600 million of unsecured senior notes due 2020. The notes are jointly and severally guaranteed on a full and unconditional basis by Leap (the "Guarantor Parent Company") and Cricket License Company, LLC, a wholly-owned subsidiary of Cricket (the "Guarantor Subsidiary").

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries (STX Wireless, Savary Island, Cricket Music and their respective subsidiaries) and total consolidated Leap and subsidiaries as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of September 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$44	$391,913	$—	$54,405	$—	$446,362
Short-term investments	—	176,672	—	—	—	176,672
Inventories	—	63,037	—	4,786	—	67,823
Deferred charges	—	45,066	—	24	—	45,090
Other current assets	2,320	151,224	4	6,846	(1,124)	159,270
Total current assets	2,364	827,912	4	66,061	(1,124)	895,217
Property and equipment, net	—	1,797,876	—	72,394	—	1,870,270
Investments in and advances to affiliates and consolidated subsidiaries	815,987	2,205,717	22,805	—	(3,044,509)	—
Wireless licenses	—	—	1,689,428	98,935	—	1,788,363
Assets held for sale	—	—	178,543	7,924	—	186,467
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	15,417	—	12,866	—	28,283
Other assets	2,777	55,361	—	9,525	—	67,663
Total assets	$821,128	$4,913,505	$1,890,780	$288,369	$(3,045,633)	$4,868,149
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$—	$315,943	$—	$5,931	$—	$321,874
Intercompany payables	64,115	270,424	—	55,347	(389,886)	—
Other current liabilities	2,460	238,025	—	11,409	(1,124)	250,770
Total current liabilities	66,575	824,392	—	72,687	(391,010)	572,644
Long-term debt, net	250,000	2,954,393	—	31,841	(31,841)	3,204,393
Deferred tax liabilities	—	340,147	—	—	—	340,147
Other long-term liabilities	—	156,300	—	20,207	—	176,507
Total liabilities	316,575	4,275,232	—	124,735	(422,851)	4,293,691
Redeemable non-controlling interests	—	69,905	—	—	—	69,905
Stockholders' equity	504,553	568,368	1,890,780	163,634	(2,622,782)	504,553
Total liabilities and stockholders' equity	$821,128	$4,913,505	$1,890,780	$288,369	$(3,045,633)	$4,868,149

Condensed Consolidating Balance Sheet as of December 31, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$91	$262,971	$—	$82,181	$—	$345,243
Short-term investments	—	405,801	—	—	—	405,801
Inventories	—	110,710	—	6,247	—	116,957
Deferred charges	—	57,936	—	43	—	57,979
Other current assets	2,279	131,331	—	849	(2)	134,457
Total current assets	2,370	968,749	—	89,320	(2)	1,060,437
Property and equipment, net	—	1,876,031	—	81,343	—	1,957,374
Investments in and advances to affiliates and consolidated subsidiaries	918,386	2,249,019	27,863	—	(3,195,268)	—
Wireless licenses	—	—	1,682,111	106,859	—	1,788,970
Assets held for sale	—	—	119,066	85,190	—	204,256
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	17,418	—	24,059	—	41,477
Other assets	3,894	59,592	—	4,804	—	68,290
Total assets	$924,650	$5,182,031	$1,829,040	$412,239	$(3,195,270)	$5,152,690
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$79	$447,293	$—	$12,906	$—	$460,278
Current maturities of long-term debt	—	21,911	—	—	—	21,911
Intercompany payables	56,009	281,546	—	32,811	(370,366)	—
Other current liabilities	5,247	239,752	—	11,360	(2)	256,357
Total current liabilities	61,335	990,502	—	57,077	(370,368)	738,546
Long-term debt, net	250,000	2,948,749	—	190,572	(190,572)	3,198,749
Deferred tax liabilities	—	333,804	—	—	—	333,804
Other long-term liabilities	—	148,362	—	24,004	—	172,366
Total liabilities	311,335	4,421,417	—	271,653	(560,940)	4,443,465
Redeemable non-controlling interests	—	95,910	—	—	—	95,910
Stockholders' equity	613,315	664,704	1,829,040	140,586	(2,634,330)	613,315
Total liabilities and stockholders' equity	$924,650	$5,182,031	$1,829,040	$412,239	$(3,195,270)	$5,152,690

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$638,394	$—	$83,607	$21	$722,022
Equipment revenues	—	44,088	—	7,862	—	51,950
Other revenues	—	3,886	27,239	1,173	(32,298)	—
Total revenues	—	686,368	27,239	92,642	(32,277)	773,972
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	270,142	—	24,650	(28,391)	266,401
Cost of equipment	—	180,181	—	23,665	—	203,846
Selling and marketing	—	77,838	—	10,273	—	88,111
General and administrative	2,510	75,472	191	11,710	(3,886)	85,997
Depreciation and amortization	—	151,695	—	10,126	—	161,821
Impairments and other charges	—	14,753	—	—	—	14,753
Total operating expenses	2,510	770,081	191	80,424	(32,277)	820,929
Gain (loss) on sale or disposal of assets, net	—	(1,931)	43,568	86,729	—	128,366
Operating income (loss)	(2,510)	(85,644)	70,616	98,947	—	81,409
Equity in net income of consolidated subsidiaries	24,650	166,355	—	—	(191,005)	—
Equity in net loss of investees, net	—	(203)	—	—	—	(203)
Interest income	6,064	3,269	—	1	(9,272)	62
Interest expense	(3,189)	(70,182)	—	(3,209)	9,272	(67,308)
Income before income taxes	25,015	13,595	70,616	95,739	(191,005)	13,960
Income tax benefit	—	12,908	—	—	—	12,908
Net income	25,015	26,503	70,616	95,739	(191,005)	26,868
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(1,853)	—	—	—	(1,853)
Net income attributable to common stockholders	$25,015	$24,650	$70,616	$95,739	$(191,005)	$25,015
Other comprehensive income:
Net income	25,015	26,503	70,616	95,739	(191,005)	26,868
Net unrealized holding gains on investments and other	11	11	—	—	(11)	11
Comprehensive income	$25,026	$26,514	$70,616	$95,739	$(191,016)	$26,879

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,990,431	$—	$256,817	$57	$2,247,305
Equipment revenues	—	120,608	—	18,450	—	139,058
Other revenues	—	11,689	85,702	3,368	(100,759)	—
Total revenues	—	2,122,728	85,702	278,635	(100,702)	2,386,363
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	803,561	—	69,719	(89,013)	784,267
Cost of equipment	—	552,265	—	71,101	—	623,366
Selling and marketing	—	231,309	—	29,603	—	260,912
General and administrative	8,060	237,604	572	36,041	(11,689)	270,588
Depreciation and amortization	—	425,767	—	37,080	—	462,847
Impairments and other charges	—	14,753	—	—	—	14,753
Total operating expenses	8,060	2,265,259	572	243,544	(100,702)	2,416,733
Gain (loss) on sale or disposal of assets, net	—	(3,555)	43,568	87,552	—	127,565
Operating income (loss)	(8,060)	(146,086)	128,698	122,643	—	97,195
Equity in net income (loss) of consolidated subsidiaries	(115,590)	239,110	—	—	(123,520)	—
Equity in net loss of investees, net	—	(69)	—	—	—	(69)
Interest income	18,189	12,349	—	5	(30,424)	119
Interest expense	(9,553)	(209,968)	—	(12,236)	30,424	(201,333)
Income (loss) before income taxes	(115,014)	(104,664)	128,698	110,412	(123,520)	(104,088)
Income tax expense	—	(9,365)	—	—	—	(9,365)
Net income (loss)	(115,014)	(114,029)	128,698	110,412	(123,520)	(113,453)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(1,561)	—	—	—	(1,561)
Net income (loss) attributable to common stockholders	$(115,014)	$(115,590)	$128,698	$110,412	$(123,520)	$(115,014)
Other comprehensive income (loss):
Net income (loss)	(115,014)	(114,029)	128,698	110,412	(123,520)	(113,453)
Net unrealized holding gains on investments and other	23	23	—	—	(23)	23
Comprehensive income (loss)	$(114,991)	$(114,006)	$128,698	$110,412	$(123,543)	$(113,430)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$634,494	$—	$82,786	$16	$717,296
Equipment revenues	—	41,195	—	4,788	—	45,983
Other revenues	—	3,728	27,672	1,041	(32,441)	—
Total revenues	—	679,417	27,672	88,615	(32,425)	763,279
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	260,490	—	23,919	(28,510)	255,899
Cost of equipment	—	166,357	—	24,007	—	190,364
Selling and marketing	—	68,878	—	11,017	—	79,895
General and administrative	4,274	70,223	188	13,129	(3,915)	83,899
Depreciation and amortization	—	127,429	—	17,475	—	144,904
Impairments and other charges	—	1,069	377	22,247	—	23,693
Total operating expenses	4,274	694,446	565	111,794	(32,425)	778,654
Loss on sale or disposal of assets, net	—	(649)	—	(29)	—	(678)
Operating income (loss)	(4,274)	(15,678)	27,107	(23,208)	—	(16,053)
Equity in net loss of consolidated subsidiaries	(67,448)	(1,241)	—	—	68,689	—
Equity in net income of investees, net	—	764	—	—	—	764
Interest income	6,062	5,132	—	1	(11,136)	59
Interest expense	(3,170)	(69,853)	—	(5,141)	11,136	(67,028)
Other expense	—	32	—	—	—	32
Income (loss) before income taxes	(68,830)	(80,844)	27,107	(28,348)	68,689	(82,226)
Income tax expense	—	(11,899)	—	—	—	(11,899)
Net income (loss)	(68,830)	(92,743)	27,107	(28,348)	68,689	(94,125)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	25,295	—	—	—	25,295
Net income (loss) attributable to common stockholders	$(68,830)	$(67,448)	$27,107	$(28,348)	$68,689	$(68,830)
Other comprehensive income (loss):
Net income (loss)	(68,830)	(92,743)	27,107	(28,348)	68,689	(94,125)
Net unrealized holding losses on investments and other	(9)	(9)	—	—	9	(9)
Comprehensive income (loss)	$(68,839)	$(92,752)	$27,107	$(28,348)	$68,698	$(94,134)

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,849,551	$—	$250,195	$48	$2,099,794
Equipment revenues	—	177,612	—	26,325	—	203,937
Other revenues	—	12,125	78,571	3,051	(93,747)	—
Total revenues	—	2,039,288	78,571	279,571	(93,699)	2,303,731
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	746,356	—	71,696	(81,338)	736,714
Cost of equipment	—	524,959	—	77,877	—	602,836
Selling and marketing	—	235,624	—	41,284	—	276,908
General and administrative	10,283	231,005	563	41,897	(12,361)	271,387
Depreciation and amortization	—	366,049	—	41,666	—	407,715
Impairments and other charges	—	1,301	377	22,646	—	24,324
Total operating expenses	10,283	2,105,294	940	297,066	(93,699)	2,319,884
Loss on sale or disposal of assets, net	—	(5,591)	—	(82)	—	(5,673)
Operating income (loss)	(10,283)	(71,597)	77,631	(17,577)	—	(21,826)
Equity in net income (loss) of consolidated subsidiaries	(228,660)	44,917	—	—	183,743	—
Equity in net income of investees, net	—	2,953	—	—	—	2,953
Interest income	18,188	15,249	—	3	(33,258)	182
Interest expense	(9,497)	(196,391)	—	(15,140)	33,258	(187,770)
Income (loss) before income taxes	(230,252)	(204,869)	77,631	(32,714)	183,743	(206,461)
Income tax expense	—	(32,546)	—	—	—	(32,546)
Net income (loss)	(230,252)	(237,415)	77,631	(32,714)	183,743	(239,007)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	8,755	—	—	—	8,755
Net income (loss) attributable to common stockholders	$(230,252)	$(228,660)	$77,631	$(32,714)	$183,743	$(230,252)
Other comprehensive income (loss):
Net income (loss)	(230,252)	(237,415)	77,631	(32,714)	183,743	(239,007)
Net unrealized holding gains on investments and other	—	—	—	—	—	—
Comprehensive income (loss)	$(230,252)	$(237,415)	$77,631	$(32,714)	$183,743	$(239,007)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(47)	$77,644	$—	$80,165	$(8,737)	$149,025
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(351,889)	—	(28,052)	6,443	(373,498)
Purchases of wireless licenses and spectrum clearing costs	—	(3,625)	—	—	—	(3,625)
Proceeds from sales of wireless licenses and operating assets	—	(17,979)	—	178,443	(6,443)	154,021
Purchases of investments	—	(268,854)	—	—	—	(268,854)
Sales and maturities of investments	—	497,762	—	—	—	497,762
Payments received from joint venture	—	51,061	—	—	(51,061)	—
Investments in and advances to affiliates and consolidated subsidiaries	(483)	—	—	—	483	—
Change in restricted cash	—	(760)	—	—	—	(760)
Net cash provided by (used in) investing activities	(483)	(94,284)	—	150,391	(50,578)	5,046
Financing activities:
Repayment of long-term debt	—	149,057	—	(170,968)	—	(21,911)
Payment of debt issuance costs	—	(296)	—	—	—	(296)
Capital contributions, net	—	483	—	—	(483)	—
Proceeds from issuance of common stock, net	483	—	—	—	—	483
Payments made to joint venture partners	—	—	—	(87,364)	59,798	(27,566)
Other	—	(3,662)	—	—	—	(3,662)
Net cash provided by (used in) financing activities	483	145,582	—	(258,332)	59,315	(52,952)
Net increase (decrease) in cash and cash equivalents	(47)	128,942	—	(27,776)	—	101,119
Cash and cash equivalents at beginning of period	91	262,971	—	82,181	—	345,243
Cash and cash equivalents at end of period	$44	$391,913	$—	$54,405	$—	$446,362

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2011 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$5	$248,616	$—	$25,259	$(5,746)	$268,134
Investing activities:
Acquisition of a business	—	(850)	—	—	—	(850)
Purchases of and change in prepayments for purchases of property and equipment	—	(278,347)	—	(13,238)	—	(291,585)
Purchases of wireless licenses and spectrum clearing costs	—	(3,420)	—	(115)	—	(3,535)
Proceeds from sales of wireless licenses and operating assets	—	1,611	—	276	—	1,887
Purchases of investments	—	(521,909)	—	—	—	(521,909)
Sales and maturities of investments	—	214,726	—	—	—	214,726
Investments in and advances to affiliates and consolidated subsidiaries	(712)	—	—	—	712	—
Dividend received from equity investee	—	11,606	—	—	—	11,606
Change in restricted cash	—	(220)	—	(700)	—	(920)
Net cash used in investing activities	(712)	(576,803)	—	(13,777)	712	(590,580)
Financing activities:
Proceeds from issuance of long-term debt	—	396,772	—	—	—	396,772
Repayment of long-term debt	—	(10,089)	—	(5,000)	—	(15,089)
Payment of debt issuance costs	—	(7,177)	—	—	—	(7,177)
Capital contributions, net	—	712	—	—	(712)	—
Proceeds from the issuance of common stock, net	712	—	—	—	—	712
Proceeds from sale lease-back financing	—	25,815	—	—	—	25,815
Payments made to joint venture partners	—	—	—	(8,269)	5,746	(2,523)
Other	—	(2,115)	—	—	—	(2,115)
Net cash provided by (used in) financing activities	712	403,918	—	(13,269)	5,034	396,395
Net increase (decrease) in cash and cash equivalents	5	75,731	—	(1,787)	—	73,949
Cash and cash equivalents at beginning of period	85	269,140	—	81,565	—	350,790
Cash and cash equivalents at end of period	$90	$344,871	$—	$79,778	$—	$424,739

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, unless the context suggests otherwise, the terms "we," "our," "ours," "us," and the "Company" refer to Leap Wireless International, Inc., or Leap, and its subsidiaries and consolidated joint ventures, including Cricket Communications, Inc., or Cricket. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2012 population estimates provided by Claritas Inc., a market research company.

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as "believe," "think," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "project," "expect," "should," "would" and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

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

•	other factors detailed in "Part II - Item 1A. Risk Factors" below.
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

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by our joint venture, STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% controlling membership interest in its parent company STX Wireless, LLC, or STX Wireless. In addition, as of September 30, 2012, Cricket owned an 85% non-controlling membership interest in Savary Island Wireless, LLC, or Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us. On October 1, 2012, Cricket acquired the remaining 15% controlling membership interest in Savary Island that it did not previously own, and Savary Island and its wholly owned subsidiaries became direct and indirect wholly owned subsidiaries of Cricket. For more information regarding the ventures described above, see "Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions" below.

As of September 30, 2012, Cricket service was offered in 48 states and the District of Columbia across an extended area covering approximately 290 million POPs. As of September 30, 2012, we had approximately 5.6 million customers, and we and Savary Island owned wireless licenses covering an aggregate of approximately 141.4 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 95.5 million POPs as of September 30, 2012. The licenses we own provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over an extended service area. We have also entered into a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. These arrangements have enabled us to offer enhanced Cricket products and services, continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide in thousands of mass-market retail locations. Since originally introducing products in nationwide retailers in September 2011, we have determined to focus our efforts on those retailers which we believe provide the most attractive opportunities for our business. As a result, we expect to reduce our total presence in the nationwide retail channel from approximately 13,000 locations at June 30, 2012 to approximately 5,000 locations by early 2013.

The foundation of our business is to provide unlimited, nationwide wireless services and to design and market our products and services to appeal to customers seeking increased value. None of our services require customers to enter into long-term commitments or pass a credit check. The service plans we currently offer are "all-inclusive," with telecommunication taxes and certain fees included within the service plan price. We introduced these "all-inclusive" service plans, together with smartphones, in August 2010, and we introduced our Muve Music® service (an unlimited music download service designed specifically for mobile handsets) in early 2011. We believe these changes made our services more attractive to customers, improved our competitive positioning in the marketplace and improved our financial and operational performance. Since their introduction, these initiatives have generally led to higher average monthly revenue per customer and lower churn, although they have also resulted in increased costs, including equipment subsidy for new and upgrading customers and incremental service costs. On balance, we believe that the changes we implemented to our product and service offerings have strengthened our business and are leading to greater lifetime customer value.

We continually update our product and service offerings to attempt to appeal to new and current customers. We introduced the iPhone® 4 and 4S to our handset portfolio in select markets in June 2012 and began offering the iPhone 5 in those markets in late September 2012. During the third quarter of 2012, we increased pricing on our entry-level smartphones and introduced new pricing plans for our service offerings, which included new features such as visual voicemail on certain smartphones, enhanced international calling plans, and supplemental data packages. We also enhanced our Muve Music service, which is now offered for no additional cost in all service plans for our Android-based smartphones. The extent to which these initiatives and others we previously introduced will positively impact our future financial and operational results will depend upon our continued efforts to enhance our retail distribution, continued customer acceptance of our product and service offerings and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

We are continuing to pursue investment initiatives to enhance our network coverage and capacity. We plan to cover up to approximately 21 million POPs with next-generation LTE network technology in 2012. We are continuing to explore cost-effective ways to deliver LTE services to additional customers in our network footprint, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. Other investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. We intend to be disciplined as we pursue any investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, and churn to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base), competitive actions, and the relative amount of time a market has been in operation, any of which may either offset or magnify certain seasonal effects. Customer activity can also be strongly affected by promotional and retention efforts that we undertake. For example, from time to time, we lower the price on select smartphones for customers who activate a new line of service and then transfer phone numbers previously used with other carriers. This type of promotion is intended to drive significant, new customer activity for our smartphone handsets and their accompanying higher-priced service plans. We also frequently offer existing customers the opportunity to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We also utilize retention programs to encourage existing customers whose service may have been suspended for failure to timely pay to continue service with us for a reduced or free amount. The design, size and duration of our promotional and retention programs vary over time in response to changing market conditions. We believe that our promotional and retention efforts, including those efforts described above, have generally provided and continue to provide important long-term benefits to us, including by helping us attract new customers for our wireless services or by extending the period of time over which customers use our services, thus allowing us to obtain additional revenue from handsets we have already sold. The success of any of these activities depends upon many factors, including the cost that we incur to attract or retain customers and the length of time these customers continue to use our services. Sales activity that would otherwise have been expected based on seasonal trends can also be negatively impacted by factors such as the billing system disruptions we experienced in 2011, promotional and retention efforts not performing as expected at various times in 2012 and the inventory shortages for certain of our strongest-selling devices we have experienced at various times.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time we may generate additional liquidity through credit or capital markets transactions and asset sales. See "—Liquidity and Capital Resources" below.

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

We have entered into an arrangement with a third-party logistics provider to manage the planning, purchasing and fulfillment of handsets and other devices. If fully implemented, the arrangement could result in our third-party dealers, including nationwide retailers, purchasing handsets and other devices directly from the logistics provider, and we, in most cases, would not hold title to, or have ownership in, the related device inventory shipped to our dealers. As a result, we would not record deferred equipment revenues or deferred charges on our balance sheet related to devices purchased by third-party dealers. Therefore, upon customer activation of these handsets and other devices, we would no longer record equipment revenue or cost of equipment. Amounts paid to the logistics provider would be recorded as deferred costs upon shipment of devices to the dealers and would be recognized in cost of equipment when service is activated by the customer. Handsets and other devices purchased by company-owned stores would continue to be accounted for as inventory until sold and activated by the customers, at which time equipment revenue and the related cost of equipment will be recognized. We intend to finalize our implementation plans and certain other aspects of our arrangement with the logistics provider during the first half of 2013.

Through a third-party provider, our customers may elect to participate in an extended warranty program for devices they purchase. We recognize revenue on replacement devices sold to its customers under the program when the customer purchases the device.

We participate in the federal government's Lifeline program and are designated as an eligible telecommunications carrier in certain states in which we provide wireless services. Under this program, we offer discounted wireless services to qualified customers and generally receive reimbursement for a portion of the subsidized services. We recognize revenue under this program only after payment has been received from the customer, amounts eligible for reimbursement have been determined and services have been rendered.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that we provide to our customers. The service plans we currently offer are "all-inclusive" of telecommunications and regulatory fees, in that we do not separately bill and collect amounts owed and remitted to government agencies from our customers. For our legacy service plans, which are not "all-inclusive," we separately bill and collect from our customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from our customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the three and nine months ended September 30, 2012, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $1.5 million and

$8.3 million, respectively. During the three and nine months ended September 30, 2011, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $6.4 million and $27.3 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Results of Operations

Operating Items

The following tables summarize operating data for our condensed consolidated operations for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,
					Change from Prior Year
	2012	% of 2012 Service Revenues	2011	% of 2011 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$722,022		$717,296		$4,726	0.7%
Equipment revenues	51,950		45,983		5,967	13.0%
Total revenues	773,972		763,279		10,693	1.4%
Operating expenses:
Cost of service	266,401	36.9%	255,899	35.7%	10,502	4.1%
Cost of equipment	203,846	28.2%	190,364	26.5%	13,482	7.1%
Selling and marketing	88,111	12.2%	79,895	11.1%	8,216	10.3%
General and administrative	85,997	11.9%	83,899	11.7%	2,098	2.5%
Depreciation and amortization	161,821	22.4%	144,904	20.2%	16,917	11.7%
Impairments and other charges	14,753	2.0%	23,693	3.3%	(8,940)	(37.7)%
Total operating expenses	820,929	113.7%	778,654	108.6%	42,275	5.4%
Gain (loss) on sale or disposal of assets, net	128,366	17.8%	(678)	(0.1)%	129,044	*
Operating income (loss)	$81,409	11.3%	$(16,053)	(2.2)%	$97,462	*
* Percentage change is not meaningful.

	Nine Months Ended September 30,
					Change from Prior Year
	2012	% of 2012 Service Revenues	2011	% of 2011 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$2,247,305		$2,099,794		$147,511	7.0%
Equipment revenues	139,058		203,937		(64,879)	(31.8)%
Total revenues	2,386,363		2,303,731		82,632	3.6%
Operating expenses:
Cost of service	784,267	34.9%	736,714	35.1%	47,553	6.5%
Cost of equipment	623,366	27.7%	602,836	28.7%	20,530	3.4%
Selling and marketing	260,912	11.6%	276,908	13.2%	(15,996)	(5.8)%
General and administrative	270,588	12.0%	271,387	12.9%	(799)	(0.3)%
Depreciation and amortization	462,847	20.6%	407,715	19.4%	55,132	13.5%
Impairments and other charges	14,753	0.7%	24,324	1.2%	(9,571)	(39.3)%
Total operating expenses	2,416,733	107.5%	2,319,884	110.5%	96,849	4.2%
Gain (loss) on sale or disposal of assets, net	127,565	5.7%	(5,673)	(0.3)%	133,238	*
Operating income (loss)	$97,195	4.3%	$(21,826)	(1.0)%	$119,021	*
* Percentage change is not meaningful.

The following tables summarize customer activity for the three and nine months ended September 30, 2012 and 2011:

			Change
For the Three Months Ended September 30, (1)	2012	2011	Amount	Percent

Gross customer additions	563,459	665,939	(102,480)	(15.4)%
Net customer additions (losses)	(268,984)	9,511	(278,495)	*
Weighted-average number of customers	5,727,212	5,743,943	(16,731)	(0.3)%
* Percentage change is not meaningful.

			Change
For the Nine Months Ended September 30, (1)	2012	2011	Amount	Percent

Gross customer additions	1,915,726	2,140,966	(225,240)	(10.5)%
Net customer additions (losses)	(300,194)	236,945	(537,139)	(226.7)%
Weighted-average number of customers	5,914,895	5,720,270	194,625	3.4%
As of September 30,
Total customers	5,633,819	5,755,124	(121,305)	(2.1)%

__________

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Gross Customer Additions

Gross customer additions for the three months ended September 30, 2012 were 563,459 compared to 665,939 for the corresponding period of the prior year. The 15.4% decrease in the number of gross customer additions was primarily attributable to higher pricing on our entry-level smartphones and overall softness in the wireless industry.

Gross customer additions for the nine months ended September 30, 2012 were 1,915,726 compared to 2,140,966 for the corresponding period of the prior year. The 10.5% decrease in the number of gross customer additions was primarily attributable to higher pricing on our entry-level smartphones, promotional activities that did not perform as expected, certain device quality and selection issues and overall softness in the wireless industry.

Net Customer Additions (Losses)

Net customer losses for the three months ended September 30, 2012 were 268,984 compared to net customer additions of 9,511 for the corresponding period of the prior year. The change was primarily due to the decrease in gross customer additions discussed above and higher churn levels.

Net customer losses for the nine months ended September 30, 2012 were 300,194 compared to net customer additions of 236,945 for the corresponding period of the prior year. The change was primarily due to the decrease in gross customer additions discussed above and higher churn levels.

Service Revenues

Service revenues increased $4.7 million, or 0.7%, for the three months ended September 30, 2012 compared to the corresponding period of the prior year. This increase resulted from a 1.7% increase in ARPU, primarily due to increased uptake of higher-priced service plans for our smartphones and Muve Music service, partially offset by a 0.3% decrease in the weighted-average number of customers.

Service revenues increased $147.5 million, or 7.0%, for the nine months ended September 30, 2012 compared to the corresponding period of the prior year. This increase resulted from a 3.4% increase in the weighted-average number of customers and a 4.5% increase in ARPU, primarily due to increased uptake of higher-priced service plans for our smartphones and Muve Music service.

Equipment Revenues

Equipment revenues increased $6.0 million, or 13.0%, for the three months ended September 30, 2012 compared to the corresponding period of the prior year. This increase resulted primarily from a 21.4% increase in average revenue per device sold due to increased uptake of our higher-priced devices, partially offset by a 6.9% decrease in the number of devices sold to new and upgrading customers.

Equipment revenues decreased $64.9 million, or 31.8%, for the nine months ended September 30, 2012 compared to the corresponding period of the prior year. This decrease was primarily due to a 30.6% decrease in the average revenue per device sold primarily due to various device promotions offered to new and upgrading customers earlier in the year and increased indirect channel commission and sales incentive costs as we continued to add additional premier dealer locations as part of our sales and distribution strategy to increase our market penetration.

Cost of Service

Cost of service increased $10.5 million, or 4.1%, for the three months ended September 30, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 36.9% from 35.7% in the prior year period. Principal factors contributing to the increase in cost of service were the inclusion of Muve Music in all service plans for our Android-based smartphones, partially offset by a 0.3% decrease in the weighted-average number of customers.

Cost of service increased $47.6 million, or 6.5%, for the nine months ended September 30, 2012 compared to the corresponding period of the prior year. Principal factors contributing to the increase in cost of service were the inclusion of Muve Music in all service plans for our Android-based smartphones and a 3.4% increase in the weighted-average number of customers. As a percentage of service revenues, cost of service decreased to 34.9% from 35.1% in the prior year period due to an increase in service revenues and consequent benefits of scale.

Cost of Equipment

Cost of equipment increased $13.5 million, or 7.1%, for the three months ended September 30, 2012 compared to the corresponding period of the prior year. This increase was primarily due to increased uptake of our higher-priced devices, partially offset by a 6.9% decrease in the number of devices sold to new and upgrading customers.

Cost of equipment increased $20.5 million, or 3.4%, for the nine months ended September 30, 2012 compared to the corresponding period of the prior year. This increase was primarily due to increased uptake of our higher-priced devices, partially offset by a 1.7% decrease in the number of devices sold to new and upgrading customers.

Selling and Marketing Expenses

Selling and marketing expenses increased $8.2 million, or 10.3%, for the three months ended September 30, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 12.2% from 11.1% in the prior year period. This percentage increase was largely attributable to an increase in advertising expense associated with the launch of our new devices and service plans.

Selling and marketing expenses decreased $16.0 million, or 5.8%, for the nine months ended September 30, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 11.6% from 13.2% in the prior year period. This percentage decrease was largely attributable to the increase in service revenues and consequent benefits of scale, as well as a decrease in selling costs primarily due to the sale and transfer of select company-owned retail locations to indirect dealers, which lowered our fixed costs associated with store facilities and employee-related costs. These decreases were partially offset by the increase in advertising expense in the third quarter of 2012 associated with the launch of our new devices and service plans.

General and Administrative Expenses

General and administrative expenses increased $2.1 million, or 2.5%, for the three months ended September 30, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 11.9% from 11.7% in the prior year period, primarily due to an increase in professional services and other general expenses.

General and administrative expenses decreased $0.8 million, or 0.3%, for the nine months ended September 30, 2012 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 12.0% from 12.9% in the prior year period primarily due to continued benefits from our cost-management initiatives and the increase in service revenues and consequent benefits of scale, partially offset by the increase in professional services and other general expenses in the third quarter of 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $16.9 million, or 11.7%, for the three months ended September 30, 2012 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to network upgrades which related, in part, to our deployment of next-generation LTE technology.

Depreciation and amortization expense increased $55.1 million, or 13.5%, for the nine months ended September 30, 2012 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to network upgrades which related, in part, to our deployment of next-generation LTE technology.

Impairments and Other Charges

During the three and nine months ended September 30, 2012, we recorded a liability of approximately $14.8 million, representing severance expenses and related costs to implement our plan to reduce administrative and corporate support costs through a reduction in personnel.
During the three and nine months ended September 30, 2011, we incurred approximately $23.3 million and $23.9 million, respectively, of integration charges relating primarily to certain leased cell site and retail store locations in the South Texas region that we no longer use.

In connection with our annual impairment test in the third quarter of 2012, the aggregate fair value and carrying value (excluding assets held for sale) of our and Savary Island's operating wireless licenses were $2,415.0 million and $1,745.7 million, respectively. As of September 30, 2012, wireless licenses with carrying values and fair values of $186.5 million and $293.2 million, respectively, were classified as assets held for sale. Additionally, as of December 31, 2011, wireless licenses with carrying values and fair values of $204.3 million and $338.1 million, respectively, were classified as assets held for sale. No impairment charges were recorded during the three and nine months ended September 30, 2012 or September 30, 2011 with respect to our and Savary Island's operating wireless licenses as the aggregate fair value of these licenses exceeded their aggregate carrying value as of such dates. Also in connection with our annual impairment test, the aggregate fair value and carrying value of our non-operating wireless licenses were $77.9 million and $42.6 million, respectively, as of September 30, 2012. We did not record any impairment charges during the three and nine months ended September 30, 2012 to reduce the carrying value of any non-operating wireless license to its estimated fair value. We recorded an impairment charge of $0.4 million during the three and nine months ended September 30, 2011 to reduce the carrying value of certain non-operating wireless licenses to their estimated fair values.

Gain (loss) on Sale or Disposal of Assets, Net

During the three months ended September 30, 2012, we recognized a gain of $130.4 million in connection with the sale of various spectrum to Verizon Wireless. For more information regarding the transactions, see the discussion below under "Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions". This gain was partially offset by a loss of $2.0 million relating to the disposal of certain property and equipment. During the three months ended September 30, 2011, we recognized a loss of $0.7 million upon the disposal of certain property and equipment.

During the nine months ended September 30, 2012, we recognized a gain of $130.4 million in connection with the sale of various spectrum to Verizon Wireless. For more information regarding the transactions, see the discussion below under "Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions". This gain was partially offset by a loss of $2.8 million relating to the disposal of certain property and equipment. During the nine months ended September 30, 2011, we recognized a loss of $5.7 million upon the disposal of certain property and equipment.

Non-Operating Items

The following table summarizes non-operating data for our condensed consolidated operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012	2011	Change

Equity in net income (loss) of investees, net	$(203)	$764	$(967)
Interest income	62	59	3
Interest expense	(67,308)	(67,028)	(280)
Other expense, net	—	32	(32)
Income tax benefit (expense)	12,908	(11,899)	24,807

	Nine Months Ended September 30,
	2012	2011	Change

Equity in net income (loss) of investees, net	$(69)	$2,953	$(3,022)
Interest income	119	182	(63)
Interest expense	(201,333)	(187,770)	(13,563)
Income tax expense	(9,365)	(32,546)	23,181

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Equity in Net Income (Loss) of Investees, Net

Equity in net income (loss) of investees, net reflects our share of net income or losses of regional wireless service providers in which we hold investments.

Interest Expense

Interest expense increased $0.3 million during the three months ended September 30, 2012 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our entry into additional capital leases, partially offset by a decrease in interest related to our non-negotiable promissory note that was paid off in August 2012.

Interest expense increased $13.6 million during the nine months ended September 30, 2012 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011, as well as interest related to our entry into additional capital leases.

Income Tax (Expense) Benefit

During the three months ended September 30, 2012, we recorded an income tax benefit of $12.9 million compared to income tax expense of $11.9 million for the three months ended September 30, 2011. The $24.8 million change was primarily due to a nonrecurring $17.6 million tax benefit associated with the reversal of deferred tax liabilities related to our wireless licenses and from a nonrecurring $8.1 million net tax benefit associated with the reversal of deferred tax liabilities related to our investment in Savary Island. Both nonrecurring items were primarily associated with the sale of various spectrum to Verizon Wireless in August 2012.

During the nine months ended September 30, 2012, we recorded income tax expense of $9.4 million compared to income tax expense of $32.5 million for the nine months ended September 30, 2011. The $23.1 million decrease in income tax expense was primarily due to a nonrecurring $17.6 million tax benefit associated with the reversal of deferred tax liabilities related to our wireless licenses and from a nonrecurring $8.4 million net tax benefit associated with the reversal of deferred tax liabilities related to our investment in Savary Island. Both nonrecurring items were primarily associated with the sale of various spectrum to Verizon Wireless in August 2012.

Unrestricted Subsidiaries

In July 2011, Leap's board of directors designated Cricket Music Holdco, LLC (a wholly-owned subsidiary of Cricket, or Cricket Music) and Cricket Music's wholly-owned subsidiary Muve USA, LLC, or Muve USA, as "Unrestricted Subsidiaries" under the indentures governing our senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as "Unrestricted Subsidiaries" under the credit agreement we entered into on October 10, 2012, or the Credit Agreement. Cricket Music and Muve USA hold certain hardware, software and intellectual property relating to our Muve Music service. During the three and nine months ended September 30, 2012 and 2011, Cricket Music and Muve USA had no operations or revenues. Therefore, the most significant components of the financial position and results of operations of our unrestricted subsidiaries were property and equipment and depreciation expense. As of September 30, 2012 and December 31, 2011, property and equipment of our unrestricted subsidiaries was approximately $6.1 million and $9.4 million, respectively. For the three and nine months ended September 30, 2012 , depreciation expense of our unrestricted subsidiaries was approximately $1.1 million and $3.4 million, respectively, resulting in a net loss of approximately $1.1 million and $3.4 million, respectively. For the three and nine months ended September 30, 2011, depreciation expense of our unrestricted subsidiaries was approximately $1.1 million, resulting in a net loss of approximately $1.1 million.

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

Prior to October 31, 2011, customers for our Cricket PAYGo service were generally disconnected from service and counted as churn if they had not replenished, or "topped-up," their account within 60 days after the end of their current term of service, and the length of their current term of service depended upon the dollar amount of service they had purchased. Beginning October 31, 2011, we modified our policies to provide more uniform disconnection procedures between our Cricket PAYGo and Cricket Wireless services. Cricket PAYGo customers generally now have 60 days from the date they activated their account, were charged a daily or monthly access fee for service or last "topped-up" their account (whichever is later) to do so again, or they will have their account suspended for a subsequent 60-day period before being disconnected.

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

Performance Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include ARPU, which measures average service revenue per customer; CPGA, which measures the average cost of acquiring a new customer; cash costs per user per month, or CCU, which measures the non-selling cash cost of operating our business on a per customer basis; churn, which measures turnover in our customer base; and adjusted operating income before depreciation and amortization, or OIBDA, which measures operating performance. ARPU, CPGA, CCU and adjusted OIBDA are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company's financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, which are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income or condensed consolidated statements of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, which are excluded from the most directly comparable measure so calculated and presented. See "Reconciliation of Non-GAAP Financial Measures" below for a reconciliation of ARPU, CPGA, CCU and adjusted OIBDA to the most directly comparable GAAP financial measures.

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

CPGA is selling and marketing costs (excluding applicable share-based compensation expense included in selling and marketing expense), and equipment subsidy (generally defined as cost of equipment less equipment revenue), less the net loss on equipment transactions and third-party commissions unrelated to customer acquisition, divided by the total number of gross new customer additions during the period being measured. The net loss on equipment transactions unrelated to customer acquisition includes the revenues and costs associated with the sale of wireless devices to existing customers as well as costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers). Third-party commissions unrelated to customer acquisition are commissions paid to third parties for certain activities related to the continuing service of customers. We deduct customers who do not pay the first bill they receive following initial activation from our gross customer additions in the month in which they are disconnected, which tends to increase CPGA because we incur the costs associated with a new customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless communications providers. Other companies may calculate this measure differently.

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

Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay the first bill they receive following initial activation are deducted from our gross customer additions in the month in which they are disconnected; as a result, these customers are not included in churn. Customers of our Cricket Wireless and Cricket Broadband service are generally disconnected from service approximately 30 days after failing to pay a monthly bill, and pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Cricket PAYGo customers generally have 60 days from the date they activated their account, were charged a daily or monthly access fee for service or last "topped-up" their account (whichever is later) to do so again, or they will have their account suspended for a subsequent 60-day period before being disconnected. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

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

The following table shows metric information for the three and nine months ended September 30, 2012 and 2011 (unaudited; adjusted OIBDA in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

ARPU	$41.94	$41.25	$42.06	$40.26
CPGA	$310	$238	$269	$224
CCU	$24.11	$23.09	$23.85	$22.65
Churn	4.8%	3.8%	4.2%	3.7%
Adjusted OIBDA	$131,627	$154,252	$452,975	$427,441

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures, as described above, that are widely used in the telecommunications industry but that are not calculated based on GAAP. Certain of these financial measures are considered "non-GAAP" financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC.

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (unaudited; in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service revenues	$722,022	$717,296	$2,247,305	$2,099,794
Less pass-through regulatory fees and telecommunications taxes	(1,476)	(6,414)	(8,291)	(27,328)
Total service revenues used in the calculation of ARPU	720,546	710,882	2,239,014	2,072,466
Weighted-average number of customers	5,727,212	5,743,943	5,914,895	5,720,270
ARPU	$41.94	$41.25	$42.06	$40.26

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (unaudited; in thousands, except gross customer additions and CPGA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Selling and marketing expense	$88,111	$79,895	$260,912	$276,908
Less share-based compensation expense included in selling and marketing expense	300	(760)	(339)	(1,068)
Plus cost of equipment	203,846	190,364	623,366	602,836
Less equipment revenue	(51,950)	(45,983)	(139,058)	(203,937)
Less net loss on equipment transactions and third-party commissions unrelated to customer acquisition	(65,611)	(64,738)	(228,640)	(195,782)
Total costs used in the calculation of CPGA	$174,696	$158,778	$516,241	$478,957
Gross customer additions	563,459	665,939	1,915,726	2,140,966
CPGA	$310	$238	$269	$224

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (unaudited; in thousands, except weighted-average number of customers and CCU):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Cost of service	$266,401	$255,899	$784,267	$736,714
Plus general and administrative expense	85,997	83,899	270,588	271,387
Less share-based compensation expense included in cost of service and general and administrative expense	(2,310)	(270)	(5,406)	(10,487)
Plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition	65,611	64,738	228,640	195,782
Less pass-through regulatory fees and telecommunications taxes	(1,476)	(6,414)	(8,291)	(27,328)
Total costs used in the calculation of CCU	$414,223	$397,852	$1,269,798	$1,166,068
Weighted-average number of customers	5,727,212	5,743,943	5,914,895	5,720,270
CCU	$24.11	$23.09	$23.85	$22.65

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (unaudited; in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating income (loss)	$81,409	$(16,053)	$97,195	$(21,826)
Plus depreciation and amortization	161,821	144,904	462,847	407,715
OIBDA	$243,230	$128,851	$560,042	$385,889
Plus (gain) loss on sale, exchange or disposal of assets, net	(128,366)	678	(127,565)	5,673
Plus impairments and other charges	14,753	23,693	14,753	24,324
Plus share-based compensation expense	2,010	1,030	5,745	11,555
Adjusted OIBDA	$131,627	$154,252	$452,975	$427,441

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time we may generate additional liquidity through credit or capital markets transactions and asset sales. We had a total of $623.0 million in unrestricted cash, cash equivalents and short-term investments as of September 30, 2012. We generated $149.0 million of net cash from operating activities during the nine months ended September 30, 2012 and expect that cash from operations will continue to be a significant source of liquidity. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the operating and capital requirements for our current business operations and investment initiatives. We expect that we will be required to refinance a significant portion of our $1.1 billion of senior secured notes due 2016 before they mature.

Our investment initiatives include our plans to offer next-generation LTE network technology services to customers in portions of our network footprint. We plan to cover up to approximately 21 million POPs with LTE in 2012. We are continuing to explore cost-effective ways to deliver LTE services to additional customers in our network footprint, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. In addition to deploying LTE technology, our other investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. For our estimate of total capital expenditures for fiscal 2012, and projected capital expenditures for these investment initiatives over the next several years, see the discussion below under "-Capital Expenditures, Significant Acquisitions and Other Transactions."

We had $3,204.4 million in senior indebtedness outstanding as of September 30, 2012, which was comprised of $250 million in aggregate principal amount of 4.5% convertible senior notes due 2014, $300 million in aggregate principal amount of 10.0% unsecured senior notes due 2015, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016 and $1,600 million in aggregate principal amount of 7.75% unsecured senior notes due 2020, as more fully described below. As discussed further below, on October 10, 2012, we entered into the Credit Agreement with respect to a $400 million senior secured term loan facility, which was fully drawn at closing and matures in October 2019. In connection with such facility, we issued a notice of redemption on October 10, 2012 to redeem all of the $300 million in aggregate principal amount of 10.0% unsecured senior notes due 2015 in accordance with the indenture governing the notes at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

We determine our future capital and operating requirements and liquidity based, in large part, upon our current and projected financial and operating performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected financial and operating results, the competitive landscape and other factors. There are a number of risks and uncertainties (including those set forth in "Part II - Item 1A. Risk Factors" of this report) that could cause our financial and operating results and capital requirements to differ materially from our projections and that could cause our liquidity to differ materially from the assessment set forth above.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization, and we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under our Credit Agreement and the indentures governing Cricket's secured and unsecured senior notes. In addition, although all of our senior indebtedness outstanding as of September 30, 2012 bore interest at fixed rates, the $400 million term loan facility we entered into subsequent to quarter end bears interest at a floating rate, and we continue to review changes and trends in interest rates to evaluate possible hedging activities we could consider implementing. As a result of the actions described above, and our expected cash generated from operations and other sources of liquidity, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $119.1 million, or 44.4%, for the nine months ended September 30, 2012 compared to the corresponding period of the prior year. This decrease was primarily attributable to changes in working capital.

Investing Activities

Net cash used in investing activities was $5.0 million during the nine months ended September 30, 2012, which included the effects of the following transactions:

•	We purchased $371.6 million of property and equipment for the ongoing maintenance and development of our network and other business assets.

•	We made investment purchases of $268.9 million, offset by sales or maturities of investments of $497.8 million.

•	We and Savary Island received approximately $154.0 million in net proceeds from the sale of wireless licenses.
Financing Activities

Net cash used in financing activities was $53.0 million for the nine months ended September 30, 2012, which included the effects of the following transactions:

•	We made approximately $27.6 million in distributions and loans to our joint venture partners.

•	We repaid the $21.9 million remaining balance of our non-negotiable promissory note in full on August 28, 2012.

•	We made approximately $3.6 million of capital lease payments.
Credit Agreement

Subsequent to the end of the quarter, on October 10, 2012, Cricket entered into the Credit Agreement with respect to a $400 million senior secured term loan facility, which was fully drawn at closing and matures in October 2019. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate, or LIBOR, plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. Borrowings under the Credit Agreement must be repaid in 27 quarterly installments of $1.0 million each, commencing on March 31, 2013, followed by a final installment of $373.0 million at maturity. Net proceeds from the term loan facility will be used to redeem all of Cricket's $300 million in aggregate principal amount of outstanding 10.0% unsecured senior notes due 2015 and for general corporate purposes.

Borrowings under the Credit Agreement are guaranteed by Leap and each of its existing and future wholly owned domestic subsidiaries (other than Cricket, which is the borrower) that guarantees any indebtedness of Leap, Cricket or any subsidiary guarantor or that constitutes a "significant subsidiary" as defined in Regulation S-X under the Securities Act of 1933, as amended (subject to certain exceptions).

Borrowings under the Credit Agreement are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,900 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the obligations under the Credit Agreement.

Borrowings under the Credit Agreement are secured on a first-priority basis, equally and ratably with Cricket's 7.75% senior secured notes due 2016 and any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the Credit Agreement, Leap, Cricket and the guarantors are permitted to incur liens securing indebtedness for borrowed money in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the 7.75% senior secured notes due 2016) of up to the greater of $1,750 million and 3.5 times Leap's consolidated cash flow (excluding the consolidated cash flow of Cricket Music) for the prior four fiscal quarters.

Borrowings under the Credit Agreement are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including Savary Island, STX Wireless and Cricket Music and their respective subsidiaries). In addition, borrowings under the Credit Agreement are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

Cricket has the right to prepay borrowings under the Credit Agreement, in whole or in part, at any time without premium or penalty, except that prepayments in connection with a repricing transaction occurring on or prior to October 10, 2013 are subject to a prepayment premium of 1.00% of the principal amount of the borrowings so prepaid.

Under the Credit Agreement, Leap and its restricted subsidiaries are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, make certain investments, grant liens and pay dividends and make certain other restricted payments. In addition, Cricket will be required to pay down the facility under certain circumstances if Leap and its restricted subsidiaries issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement).

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing our secured and unsecured senior notes and convertible notes.

Senior Notes

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap's general unsecured obligations and rank equally in right of payment with all of Leap's existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap's subsidiaries' creditors, including under the Credit Agreement and the secured and unsecured senior notes described above and below. The notes are effectively junior to all of Leap's existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016 described above and below, to the extent of the value of the assets securing such obligations.

Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the "base conversion rate"), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment.

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

Unsecured Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness for borrowed money of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016 described above and below, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including Savary Island, STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

The notes may be redeemed, in whole or in part, at any time at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months beginning on July 15, 2012 and 2013, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on July 15, 2014 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date. If a "change of control" occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

Subsequent to the end of the quarter, Cricket issued a notice of redemption on October 10, 2012 to redeem all of the notes in accordance with the indenture governing the notes at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The redemption date specified in the notice of redemption is November 9, 2012.

Non-Negotiable Promissory Note Due 2015

Prior to the formation of the Savary Island venture, Cricket service was offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC, or Denali, an entity in which Cricket owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which was scheduled to mature on December 27, 2015. Interest on the outstanding principal balance of the note varied from year to year at rates ranging from approximately 5.0% to 8.3% and compounded annually. Under the note, Cricket was required to make principal payments of $8.5 million per year, with the remaining principal balance and all accrued interest payable at maturity. Cricket's obligations under the note were secured on a first-lien basis by certain assets of Savary Island. As of December 31, 2011, $21.9 million in principal amount of indebtedness was outstanding under the note.

As discussed in further detail below in "-Capital Expenditures, Significant Acquisitions and Other Transactions," on August 28, 2012, Savary Island sold AWS spectrum in various markets to Verizon Wireless for $172 million pursuant to a license purchase agreement. A portion of the spectrum that Savary Island sold to Verizon Wireless was secured by a lien in favor of the holder of the non-negotiable promissory note. Accordingly, in connection with the closing of the Verizon Wireless transaction, we repaid the balance of the non-negotiable promissory note in full on August 28, 2012.

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2012, the effective interest rate on the notes was 7.93%, which includes the effect of the discount accretion.

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

The notes and the guarantees are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,900 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the notes and the guarantees.

The notes and the guarantees are secured on a first-priority basis, equally and ratably with the Credit Agreement and any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the senior secured notes indenture, Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the notes and under the Credit Agreement) of up to the greater of $1,500 million and 2.5 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters.

The notes and the guarantees are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of Savary Island, STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including Savary Island, STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

The notes may be redeemed, in whole or in part, at any time at a redemption price of 105.813%, 103.875% and 101.938% of the principal amount thereof if redeemed during the twelve months beginning on May 15, 2012, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on May 15, 2015 or thereafter, plus accrued and unpaid interest thereon to the redemption date. If a "change of control" occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon to the repurchase date.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds we received in connection with the issuance of the additional notes was recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2012, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.86% and 7.81%, respectively, both of which include the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016 described above, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including Savary Island, STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

If a "change of control" occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

Fair Value of Financial Instruments and Non-Financial Assets

As more fully described in Note 4 to our condensed consolidated financial statements included in "Part I — Item 1. Financial Statements" of this report, we apply the authoritative guidance for fair value measurements to our assets and liabilities. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of September 30, 2012 and December 31, 2011, none of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the nine months ended September 30, 2012, we incurred approximately $371.6 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance and development of our network and other business assets and the initial deployment of next-generation LTE network technology.

Total capital expenditures for 2012 are expected to be between $450 million and $470 million. These capital expenditures are primarily expected to support the ongoing maintenance and development of our network and other business assets, our deployment of LTE network technology and other capital projects.

We are generally targeting annual capital expenditures over the next several years to support the ongoing maintenance and development of our network and other business assets (excluding capital expenditures relating to LTE technology) in the amount of approximately 10% of annual service revenues. The actual amount of capital expenditures we spend in future years for these purposes may vary as a result of numerous factors, including our then-available capital resources and customer usage of our network resources.

As previously noted, we plan to cover up to approximately 21 million POPs with LTE in 2012. We are continuing to explore cost-effective ways to deliver LTE services to additional customers in our network footprint, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. The actual amount we spend to deploy LTE will depend upon multiple factors, including the scope and pace of our deployment activities.

Other Transactions

On October 1, 2012, we and Savary Island assigned to various entities affiliated with T-Mobile USA, Inc., or, collectively, T-Mobile, spectrum in various markets in Alabama, Illinois, Missouri, Minnesota and Wisconsin in exchange for 10 MHz of additional AWS spectrum in Phoenix, Houston and two other Texas markets. The transactions also include intra-market exchanges between us and T-Mobile in Philadelphia, Wilmington, Atlantic City and various markets in Texas and New Mexico. The wireless licenses assigned by us and Savary Island to T-Mobile were classified as assets held for sale at their carrying value of $186.5 million in our condensed consolidated balance sheet as of September 30, 2012. We expect to recognize a non-cash gain on the transaction of approximately $106 million related to the excess of the fair value over carrying value of the spectrum exchanged by us in the transaction. In connection with the closing of these transactions, we canceled approximately $14.1 million of indebtedness owed by Savary Island to Cricket.

On August 28, 2012, we purchased 12 MHz of 700 MHz A block spectrum in Chicago from Verizon Wireless for $204 million and sold Verizon Wireless excess PCS and AWS spectrum in various markets across the U.S for $188 million. We recognized a non-cash net gain of $43.6 million in connection with these transactions.

Also on August 28, 2012, Savary Island sold AWS spectrum in various markets to Verizon Wireless for $172 million. Savary Island used substantially all of the proceeds from this sale to prepay a portion of its indebtedness to Cricket at the closing of the transaction. Savary Island recognized a net gain of $86.8 million in connection with the transaction.

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

The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, we pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. We agreed to provide Sprint with a minimum of $300 million of revenue under the agreement, as amended, over the initial five-year term (against which we can credit up to $100 million of revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provided in a given year above the minimum revenue commitment for that particular year is credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall. Our obligation to provide the minimum revenue amount for any calendar year is subject to Sprint's compliance with specified covenants in the wholesale agreement. Based upon a review of information provided to us by Sprint, we recently informed Sprint that certain of those covenants had not been met and that, as a result, we are not subject to the minimum revenue commitment for 2012. Sprint has disputed that assertion. Notwithstanding our release from the 2012 minimum revenue commitment, we expect to purchase services from Sprint that would satisfy a significant majority of the $75 million revenue commitment for 2012.

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

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the nine months ended September 30, 2012 and for the year ended December 31, 2011, we recorded a net accretion benefit of approximately $2.8 million and $8.9 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $9.1 million and $3.0 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the nine months ended September 30, 2012. During the nine months ended September 30, 2011, STX Wireless made similar pro-rata tax distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively. We recorded these tax distribution to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

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

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of September 30, 2012, Pocket had approximately $6.5 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $64.7 million and $90.7 million as of September 30, 2012 and December 31, 2011, respectively.

In a separate transaction, on January 3, 2011, we acquired Pocket's customer assistance call center for $850,000. We accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

During 2011, we completed the integration of Cricket and Pocket operating assets in the South Texas region to enable the combined network and retail operations of the STX Wireless joint venture to operate more efficiently. During the three and nine months ended September 30, 2011, we incurred approximately $23.3 million and $23.9 million, respectively, of such integration costs, which were recorded in impairments and other charges within our condensed consolidated statements of comprehensive income.

Savary Island Venture

As of September 30, 2012, Cricket owned an 85% non-controlling membership interest in Savary Island, which holds wireless spectrum in the upper Midwest portion of the U.S. and which leases a portion of that spectrum to us.

Prior to the formation of Savary Island, Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali, an entity in which Cricket owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. Immediately prior to such purchase, Denali contributed all of its wireless spectrum outside of the Chicago and Southern Wisconsin operating markets and a related spectrum lease to Savary Island, a newly formed venture, in exchange for an 85% non-controlling membership interest. Savary Island acquired this spectrum as a "very small business" designated entity under FCC regulations. Ring Island Wireless, LLC, or Ring Island, contributed $5.1 million of cash to Savary Island in exchange for a 15% controlling membership interest. On March 31, 2011, Denali and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

Under the amended and restated limited liability company agreement of Savary Island, or the Savary Island LLC Agreement, Ring Island had the right to put its entire controlling membership interest in Savary Island to Cricket during the 30-day period commencing on May 1, 2012. Ring Island exercised this put right on May 14, 2012. Pursuant to the Savary Island LLC Agreement, the purchase price for such sale was an amount equal to Ring Island's equity contributions to Savary Island of $5.1 million less any optional distributions made pursuant to the Savary Island LLC Agreement, plus $150,000 if the sale was consummated prior to May 1, 2017 without incurring any unjust enrichment payments. We recorded this obligation to purchase Ring Island's controlling membership interest in Savary Island as a component of redeemable non-controlling interest in the condensed consolidated balance sheets. Savary Island guaranteed Cricket's put obligations under the Savary Island LLC Agreement, which guaranty was secured on a first-lien basis by certain assets of Savary Island. Under the Savary Island LLC Agreement, Savary Island was also required to make monthly mandatory distributions to Ring Island. Savary Island was also party to a management services agreement with Cricket, pursuant to which Cricket provided management services to Savary Island in exchange for a management fee.

We attributed profits and losses to Ring Island's redeemable non-controlling interest each reporting period. To the extent that the redemption price for Ring Island's controlling membership interest exceeded the value of Ring Island's net interest in Savary Island at any period (after the attribution of profits or losses), the value of such interest was accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital.  However, we would not reduce the carrying amount of the redeemable non-controlling interest below the redemption price. Both the attribution of profit or loss and the accretion of the redeemable non-controlling interest were presented as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in our condensed consolidated statements of comprehensive income.  As of September 30, 2012 and December 31, 2011, this redeemable non-controlling interest had a carrying value of $5.3 million.

At the closing of the formation of the venture, Savary Island assumed $211.6 million of the outstanding loans then owed by Denali and its subsidiaries to Cricket. In connection with Savary Island's assumption of such loans, Cricket, Savary Island and Savary Island's subsidiaries entered into an amended and restated senior secured credit agreement, or the Savary Island Credit Agreement, to amend and restate the terms of the Denali senior secured credit agreement applicable to the assumed loans. Under the Savary Island Credit Agreement, Cricket also agreed to loan Savary Island up to an additional $5.0 million to fund its working capital needs. In connection with the closing of the license exchange transaction with T-Mobile on November 30, 2011, Cricket canceled $41.1 million in principal amount of indebtedness owed by Savary Island under the Savary Island Credit Agreement. In connection with the closing of the license sale transaction with Verizon Wireless on August 28, 2012, Savary Island repaid an aggregate of $171.0 million in principal and accrued interest under the Savary Island Credit Agreement. As of September 30, 2012 and December 31, 2011, borrowings outstanding under the Savary Island Credit Agreement (excluding accrued interest) totaled $31.6 million and $170.5 million, respectively. Loans under the Savary Island Credit Agreement (including the assumed loans) accrued interest at the rate of 9.5% per annum and such interest was added to principal annually. All outstanding principal and accrued interest was due May 2021. Outstanding principal and accrued interest were due in quarterly installments commencing May 2018. Savary Island could prepay loans under the Savary Island Credit Agreement at any time without premium or penalty. The obligations of Savary Island and its subsidiaries under the Savary Island Credit Agreement were secured by all of the personal property, fixtures and owned real property of Savary Island and its subsidiaries, subject to certain permitted liens. The Savary Island Credit Agreement and the related security agreements contained customary representations, warranties, covenants and conditions.

Subsequent to the end of the quarter, on October 1, 2012, Savary Island repaid $5.0 million in principal and accrued interest under the Savary Island Credit Agreement and, in connection with the closing of the second license exchange transaction with T-

Mobile, Cricket canceled $14.1 million in principal amount of indebtedness thereunder. Also on October 1, 2012, we acquired the remaining 15% controlling membership interest in Savary Island from Ring Island for approximately $5.3 million in cash, and Savary Island and its wholly owned subsidiaries became direct and indirect wholly owned subsidiaries, respectively, of Cricket. In addition, the remaining indebtedness under the Savary Island Credit Agreement of approximately $12.5 million was converted into equity in Savary Island, and Cricket and Savary Island terminated the Savary Island Credit Agreement and all related loan and security documents.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" or ASU 2012-02. ASU 2012-02 simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This new guidance is effective for us beginning in the first quarter of 2013 and will be applied prospectively. We anticipate that the adoption of this standard will not have a material impact on us or our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our senior secured, senior and convertible senior notes all bear interest at fixed rates. Subsequent to the end of the quarter, we entered into a Credit Agreement with respect to a $400 million term loan facility, which bears interest at LIBOR plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. Assuming the outstanding balance under our Credit Agreement remained constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, by approximately $4.0 million.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2012, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, commercial disputes, business practices and other matters. Due in part to the expansion and development of our business operations, we have become subject to increased amounts of litigation, including disputes alleging intellectual property infringement. These matters may seek monetary damages and other relief.

We believe that any damage amounts alleged by plaintiffs in matters that may arise are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether its amount can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved.

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

There have been no material changes to the Risk Factors described under "Part I - Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 21, 2012 (as amended and supplemented by the Risk Factors described under "Part II - Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 filed with SEC on April 27, 2012 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2012 filed with SEC on August 8, 2012), other than:

•
Changes to the risk factor below entitled "We Face Significant Competition Which Could Have a Material Adverse Effect on Demand for Cricket Service," which has been updated to reflect recent announcements of transactions by other wireless carriers;

•
Changes to the risk factors below entitled "If We Are Unable to Manage Growth, Our Operations Could Be Adversely Impacted" and "The Wireless Industry Is Experiencing Rapid Technological Change; We Plan to Deploy LTE Network Technology Which Will Require Us to Make Significant Capital Investments," which have been updated to reflect changes to our LTE network technology deployment plans;

•
The deletion of the risk factor entitled "We Have Made Significant Investments, and May Continue to Invest, in Ventures That We Do Not Control," which has been deleted to reflect our acquisition of the controlling membership interest in Savary Island in October 2012;

•
Changes to the risk factors below entitled "Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us from Fulfilling Our Obligations," "Despite Current Indebtedness Levels, We May Incur Additional Indebtedness. This Could Further Increase the Risks Associated with Our Leverage," "We May Be Unable to Refinance Our Indebtedness," and "Covenants in Our Credit Agreement and Indentures or in Credit Agreements or Indentures That We May Enter into in the Future May Limit Our Ability to Operate Our Business," which have been updated to reflect Cricket's entry into a new Credit Agreement and issuance of a notice of redemption for all of its 10.0% unsecured senior notes due 2015; and

•
Changes to the risk factor below entitled "Action by Congress or Government Agencies and Regulatory Requirements May Increase Our Costs of Providing Service or Require Us to Change Our Services," which has been updated to reflect a recent Congressional report regarding network equipment manufactured by Chinese telecommunications companies and our acquisition of the controlling membership interest in Savary Island in October 2012.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced a net loss of $113.5 million for the nine months ended September 30, 2012 and net losses of $317.7 million, $785.1 million and $238.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful enhancement of our distribution channels, and on customer acceptance of our Cricket product and service offerings. If we fail to attract additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, competition in the wireless telecommunications market, our launch of products and services in new markets and varying national economic conditions. Our current business plans assume that we will continue to increase our customer base over time, providing us with increased economies of scale. However, from time to time we have experienced quarterly net customer losses that decreased our total number of customers, including in the second and third quarters of 2012. Our ability to continue to grow our customer base and to achieve the customer penetration levels we currently believe are possible in our markets is subject to a number of risks, including, among other things, increased competition from existing or new competitors, higher-than-anticipated churn, our inability to manage or increase our network capacity to meet increasing customer demand, billing or other system disruptions, inventory shortages, promotional or retention activities that do not perform as expected, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully enhance our distribution channels, changes in the demographics of our markets, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

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

Many of our competitors have greater name and brand recognition, larger spectrum holdings, larger footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide, offer the latest and most popular devices through exclusive vendor arrangements, market to broader customer segments and offer service over larger geographic areas than we can, offer bundled service offerings which include landline phone, television and internet services that we are not able to duplicate, and purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, any restriction on our ability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services. On October 3, 2012, Deutsche Telekom and MetroPCS announced that they had entered into an agreement to combine T-Mobile and MetroPCS. In addition, on October 15, 2012, Sprint Nextel and Softbank Corp. announced that Softbank had agreed to acquire an approximately 70% ownership position in Sprint Nextel. These transactions are each subject to regulatory review and approval. If approved, these transactions could further intensify the competitive pressures we face.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have continued to increase and have caused a number of our competitors to offer competitively-priced unlimited prepaid and postpaid service offerings or increasingly large bundles of minutes of use at increasingly lower prices, which are competing with the predictable and unlimited Cricket Wireless service plans. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each now offer unlimited service offerings. Sprint Nextel also offers competitively-priced unlimited service offerings under its Boost Unlimited and Virgin Mobile brands, which are similar to our Cricket Wireless service. T-Mobile also offers an unlimited plan that is competitively priced with our Cricket Wireless service. In addition, a number of MVNOs offer competitively-priced service offerings. For example, Tracfone Wireless sells wireless offerings in Wal-Mart under its "Straight Talk" brand using a number of carriers' wireless networks. We also face additional competition in the prepaid segment from lifeline service offerings by competitors including Tracfone (through its SafeLink offerings) and Sprint Nextel (through its Assurance Wireless offerings). Lifeline services are available to consumers at reduced costs (and in some cases at no cost) because carriers offering this service receive a subsidy payment from the federal universal service fund, or USF, program. Moreover, some competitors offer prepaid wireless plans that are being advertised heavily to the same demographic segments we target. These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. The evolving competitive landscape negatively impacted our financial and operating results beginning in 2009, resulting in fewer new customers, lower average monthly revenue per customer and increased costs. We substantially revised our product and service offerings beginning in the second half of 2010 to respond to the evolving competitive landscape, including revising the features of a number of our Cricket service offerings, offering "all-inclusive" service plans, eliminating certain late fees we previously charged to customers who reinstated their service after having failed to pay their monthly bill on time, entering into a new wholesale agreement and nationwide data roaming agreement and offering "smartphones" and other new handsets and devices. We believe that these changes to our business made our product and service offerings more attractive to customers, improved our competitive position in the marketplace and improved our financial and operational performance. Since their introduction, these initiatives have also resulted in increased costs, including equipment subsidy for new and upgrading customers and incremental service costs. During the third quarter of 2012, we increased pricing on our entry-level smartphones and introduced new pricing plans for our service offerings, which included new features such as visual voicemail on certain smartphones, enhanced international calling plans, and supplemental data packages. We also enhanced our Muve Music service, which is now offered for no additional cost in all service plans for our Android-based smartphones. The extent to which these initiatives and others we previously introduced will positively impact our future financial and operational results will depend upon our efforts to enhance our retail distribution, continued customer acceptance of our product and service offerings and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and operating results.

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

If We Experience Low or Negative Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors in addition to the macro-economic factors described above, including the size of our service areas, network performance and reliability issues, our device and service offerings, customer perceptions of our services, the success of our promotional or retention activities, customer care quality and wireless number portability. Managing these factors and customers' expectations is essential in attracting and retaining customers. Although we have implemented programs to attract new customers and address customer turnover, we cannot assure you that these programs or our strategies to address customer acquisition and turnover will be successful. A high rate of customer turnover or low or negative rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

In August 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which we use to offer Cricket services in nationwide retailers outside of our current network footprint. We agreed, among other things, to provide a minimum of $300 million of revenue under the agreement, as amended, over its initial five-year term (against which we can credit up to $100 million of revenue under other existing commercial arrangements between the companies), with a minimum of $20 million of revenue to be provided in 2011, a minimum of $75 million of revenue to be provided in 2012, a minimum of $80 million of revenue to be provided in 2013, a minimum of $75 million of revenue to be provided in 2014 and a minimum of $50 million of revenue to be provided in 2015. Any revenue we provide in a given year above the minimum revenue commitment for that particular year is credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall. Our obligation to provide the minimum revenue amount for any calendar year is subject to Sprint's compliance with specified covenants in the wholesale agreement. Based upon a review of information provided by us to Sprint, we informed Sprint that certain of those covenants had not been met and that, as a result, we are not subject to the minimum revenue commitment for 2012. Sprint has disputed that assertion. Notwithstanding our release from the 2012 minimum revenue commitment, we expect to purchase services from Sprint that would satisfy a significant majority of the $75 million revenue commitment for 2012.

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

We calculate and remit surcharges, taxes and fees to numerous federal, state and local jurisdictions in connection with the services we provide. These fees include federal USF fees and common carrier regulatory fees. In addition, many state and local governments impose various surcharges, taxes and fees on our activities, including with respect to sales of our products and services and to our purchases of telecommunications services from various carriers. In many cases, the applicability and method of calculating these surcharges, taxes and fees may be uncertain, and our calculation, assessment and remittance of these amounts may be contested. In the event that we have incorrectly assessed and remitted amounts that were due, we could be subject to fines and penalties which could materially impact our financial condition. In addition, although we remit applicable surcharges, taxes and fees that are due with respect to the services we provide, we do not recover these amounts (other than sales taxes) as additional charges from customers subscribing to our "all-inclusive" service plans, which are priced to include telecommunications taxes and certain other fees. In the event that federal, state and/or local municipalities were to significantly increase taxes and regulatory fees on our services, it could have a significant adverse effect on our margins and financial and operational results.

If We Are Unable to Manage Growth, Our Operations Could Be Adversely Impacted.

In recent years, we have pursued opportunities to strengthen and expand our business. These activities have included the broadening of our portfolio of products and services, including through the introduction of "all-inclusive" service plans and our Muve Music service. We have also pursued activities to strengthen and expand the available network service area for Cricket products and services, which have included enhancing network coverage and capacity in our existing markets, entering into agreements to provide Cricket customers with nationwide voice and data roaming services as well as a wholesale agreement which we use to offer Cricket services in nationwide retailers outside of our current network footprint. In addition, we plan to cover up to approximately 21 million POPs with next-generation LTE network technology in 2012, and we are continuing to explore cost-effective ways to deliver LTE services to additional customers in our network footprint, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. We have also pursued activities to continue to strengthen our growing retail presence in our existing markets and expand our distribution nationwide in thousands of mass-market retail locations.

The management of these activities requires, among other things, continued development of our financial controls, budgeting and forecasting processes and information management systems, stringent control of costs, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and the acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. Furthermore, the implementation of new or expanded systems or platforms to accommodate these activities, and the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage these activities, to effectively manage our markets, to enhance our processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

In addition, the introduction of new device offerings and changes in our distribution channels require continued management and control of our device inventories. From time to time, we have experienced inventory shortages, most notably with certain of our strongest-selling devices, and these shortages have had the effect of limiting customer activity. We have implemented a new inventory management system and have undertaken other efforts to address inventory forecasting. We have entered into a new inventory logistics and supply chain outsourcing arrangement with a third party to manage the planning, purchasing and fulfillment of handsets and other devices. However, there can be no assurance that this new agreement will improve device inventory management or that we will not experience inventory shortages in the future. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

We May Have Difficulty Managing and Integrating New Joint Ventures or Partnerships That We Form or Companies or Businesses That We Acquire.

In recent years, we have expanded our business by entering into joint ventures and partnerships with others and acquiring all or portions of other wireless communications companies, and we may do so in the future. For example, in October 2010, we and Pocket contributed substantially all of our respective wireless spectrum and operating assets in the South Texas region to STX Wireless to create a joint venture to provide Cricket service in the South Texas region, with Cricket receiving a 75.75% controlling membership interest in the venture and Pocket receiving a 24.25% non-controlling membership interest.

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

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us from Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of September 30, 2012, our total outstanding indebtedness was $3,204.4 million, including $250 million in aggregate principal amount of 4.5% convertible senior notes due 2014, $300 million in aggregate principal amount of 10.0% senior notes due 2015, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016 and $1,600 million in aggregate principal amount of 7.75% senior notes due 2020. On October 10, 2012, we entered into a Credit Agreement with respect to a $400 million senior secured term loan facility, and in connection therewith, we issued a notice of redemption to redeem all of our $300 million in aggregate principal amount of 10.0% senior notes due 2015 in accordance with the indenture governing the notes.

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

Despite Current Indebtedness Levels, We May Incur Additional Indebtedness. This Could Further Increase the Risks Associated with Our Leverage.

The terms of our Credit Agreement and the indentures governing Cricket's secured and unsecured senior notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. The indenture governing Leap's convertible senior notes does not limit our ability to incur debt.

We may incur additional indebtedness in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives, which could consist of debt financing from the public and/or private credit or capital markets. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. In addition, depending on the timing and extent of any additional indebtedness that we could incur and our then-current consolidated leverage ratio, such additional amounts could potentially result in the issuance of adverse credit ratings affecting us and/or our outstanding indebtedness. For example, following the issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011, our unsecured debt was downgraded by one credit rating agency, although we did not experience any changes to our overall credit rating. Any future adverse credit ratings could make it more difficult or expensive for us to borrow in the future and could affect the trading prices of our secured and unsecured senior notes, our convertible senior notes and our common stock.

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

We May Be Unable to Refinance Our Indebtedness.

We had $3,204.4 million in senior indebtedness outstanding as of September 30, 2012, which was comprised of $250 million of 4.50% unsecured convertible senior notes due 2014, $300 million of 10.0% unsecured senior notes due 2015, $1,100 million of 7.75% senior secured notes due 2016, and $1,600 million of 7.75% unsecured senior notes due 2020. On October 10, 2012, we entered into a Credit Agreement with respect to a $400 million senior secured term loan facility, which was fully drawn at closing and matures in October 2019. In connection with our entry into the Credit Agreement, we issued a notice of redemption on October 10, 2012 to redeem all of our $300 million in aggregate principal amount of 10.0% senior notes due 2015 in accordance with the indenture governing the notes. In addition, we expect that we will be required to refinance a significant portion of our $1.1 billion of senior secured notes due 2016 before they mature. We may also generate additional liquidity through asset sales, proceeds from which could be used to repay portions of our indebtedness or for other general corporate purposes. If we are unable to repay or refinance our indebtedness as planned, we will likely be required to take additional actions to generate liquidity such as delaying or reducing capital expenditures, reducing operating expenses, selling additional assets or seeking additional equity capital. There can be no assurance, however, that we will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

Covenants in Our Credit Agreement and Indentures or in Credit Agreements or Indentures That We May Enter into in the Future May Limit Our Ability to Operate Our Business.

Our Credit Agreement and the indentures governing Cricket's secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to make distributions or other payments to our investors or subordinated creditors unless we satisfy certain financial tests or other criteria. In addition, our Credit Agreement and indentures include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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

The restrictions in our Credit Agreement and the indentures governing Cricket's secured and unsecured senior notes could limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar or more onerous restrictions.

Our Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. In addition, under the indentures governing our secured and unsecured senior notes and convertible senior notes, if certain "change of control" events occur, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of secured or unsecured senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest.

If we default under our Credit Agreement or any of the indentures governing our secured or unsecured senior notes or convertible senior notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we would be able to obtain a waiver should any default occur. Any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition, and we cannot assure you that we would have sufficient funds to repay all of the outstanding amounts under our Credit Agreement or the indentures governing our secured and unsecured senior notes and convertible senior notes.

Our Ability to Use Our Net Operating Loss Carryforwards to Reduce Future Possible Tax Payments Could Be Negatively Impacted if There Is an "Ownership Change" (as Defined Under Section 382 of the Internal Revenue Code); Our Tax Benefit Preservation Plan May Not Be Effective to Prevent an Ownership Change.

We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Subject to certain requirements, we may "carry forward" our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. At September 30, 2012, we had federal and state NOLs of approximately $2.5 billion (which begin to expire in 2022 for federal income tax purposes and of which $37.2 million will expire at the end of 2012 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $953.3 million, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

Our ability to utilize NOLs could be further limited if we were to experience an "ownership change," as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more "5% stockholders" within a three-year period. The occurrence of such a change in our ownership would generally limit the amount of NOL carryforwards we could utilize in a given year to the aggregate fair market value of Leap common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

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

A Significant Portion of Our Assets Consists of Wireless Licenses, Goodwill and Other Intangible Assets.

As of September 30, 2012, 41.8% of our assets consisted of wireless licenses (including assets held for sale), goodwill and other intangible assets. The value of our assets will depend on market conditions, the availability of buyers and similar factors. While the value of these assets is determined by using the market approach for purposes of our impairment testing, those values may differ from what would ultimately be realized by us in a sales transaction and that difference may be material. By their nature, our intangible assets may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

Competitors have begun providing competing wireless telecommunications service through the use of next-generation technologies, such as LTE, WiMax and HSPA+. We plan to cover up to approximately 21 million POPs with LTE in 2012. We are continuing to explore cost-effective ways to deliver LTE services to additional customers in our network footprint, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. We cannot predict, however, which of the many possible future technologies, standards, products or services will be important to maintain our competitive position. The evolutionary path that we have selected or may select in the future for LTE or other technologies may not be demanded by customers or provide the advantages that we expect. If such services are not broadly adopted within the industry or commercially accepted by our customers, our revenues and competitive position could be materially and adversely affected. In addition, the cost of implementing or competing against alternative or future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

Deployment of LTE requires significant capital investment. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. The actual amount we spend to deploy LTE will depend upon multiple factors, including the scope and pace of our deployment activities. We may, however, have unanticipated or unforeseen costs in connection with the deployment of LTE and the maintenance of our network.

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

Our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. In May 2012, Jerry V. Elliott joined us as our executive vice president and CFO. In February 2012, we hired Robert A. Strickland as our executive vice president and chief technical officer. In early 2011, we hired new members of senior management to help support our corporate and field operations, which included the appointment of Robert A. Young as our executive vice president, field operations and Raymond J. Roman as our executive vice president and chief operating officer. Mr. Roman resigned from Leap in July 2012. We also implemented a regional president structure in 2011 to oversee customer and sales activity, hiring new members of management to oversee two of our three new regions.

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

We Have Upgraded a Number of Significant Business Systems, Including Our Customer Billing System, and Any Unanticipated Difficulties, Delays or Interruptions Could Negatively Impact Our Business.

During recent years, we have upgraded a number of our significant, internal business systems, including implementing a new inventory management system, a new point-of-sale system and a new customer billing system. The implementation of significant new systems often involves delays and disruptions in connection with the transition to and operation of the new systems.

From time to time since the launch of our customer billing system in the second quarter of 2011, we experienced intermittent disruptions with certain aspects of the system, which limited our ability to activate new customers and to provide account services to current customers. We believe that these system issues had the effect of reducing our gross customer additions and increasing churn. Although we believe that we largely identified the cause of these disruptions and implemented plans to remedy them, we cannot assure you that we will not experience additional disruptions with our customer billing system in the future.

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

Action by Congress or Government Agencies and Regulatory Requirements May Increase Our Costs of Providing Service or Require Us to Change Our Services.

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

In addition, legislative or regulatory action could be taken which could limit our ability to use certain foreign vendors to supply us with equipment, materials or other services that we use in our business operations. For example, we previously purchased network equipment from a Chinese company, which is currently used to support approximately 20% of our covered POPs. Members of the U.S. Congress and certain regulatory agencies have raised concerns about American companies purchasing equipment and software from Chinese telecommunications companies, including concerns relating to alleged violations of intellectual property rights by Chinese companies and potential security risks posed by U.S. companies purchasing technical equipment and software from Chinese companies. In October 2012, the U.S. House of Representatives Permanent Select Committee on Intelligence issued a report asserting that network equipment manufactured by Chinese telecommunications companies poses a security threat to the United States and recommending the use of other network vendors. The report also recommends that Congress consider adopting legislation to address the purported risk posed by telecommunications companies with nation-state ties. Any legislative or regulatory requirement that restricts us from purchasing or utilizing equipment or software from Chinese or other foreign companies, or any determination that we otherwise make that it is advantageous for us to cease doing so, could require changes in our equipment procurement activities and business operations.

The Digital Millennium Copyright Act, or DMCA, prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office has the authority to exempt for three years certain activities from copyright liability that otherwise might be prohibited by that statute. In July 2010, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. The DMCA copyright exemption facilitates our current practice of allowing customers to bring in unlocked, or "reflashed," phones that they already own and may have used with another wireless carrier, and activate them on our network. To the extent that the Copyright Office determines in the future not to extend this exemption for an extended period of time and this prevents us from "flashing" devices or activating "reflashed" devices on our network, this could have a material adverse impact on our business, financial condition and results of operations.

We participate in the federal government's Lifeline program, which provides support from the USF, to subsidize discounted telecommunications services for qualified low-income consumers. In order to participate in the Lifeline program in any given state, a carrier must be designated as an eligible telecommunications carrier, or ETC, in that state. As of September 30, 2012, Cricket had been designated as an ETC in 15 states and the District of Columbia. In January 2012, the FCC adopted an order regarding the Lifeline program, the stated purpose of which is to streamline the administration of the program and to implement measures to curb perceived waste, fraud and abuse in the program. In addition, various states are considering or enacting rules with similar stated purposes as the FCC order. Future action by the FCC with respect to the Lifeline program or by states in which we have been designated as an ETC could reduce or eliminate the amount of universal support funds we receive for providing wireless service to certain qualifying low income customers.

We previously invested in various entities that qualified as "very small business" designated entities under FCC regulations. The FCC's rules restricted our ability to acquire controlling membership interests in designated entities during the period that such entities were required to maintain their eligibility as a designated entity. The FCC has implemented rules and policies to ensure that only legitimate small businesses benefit from the designated entity program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. For example, designated entity structures are subject to a requirement that they seek approval for any event that might affect their ongoing eligibility (for example, changes in agreements that the FCC has previously reviewed), annual reporting requirements and a commitment by the FCC to audit each designated entity at least once during the license term. In addition, third parties and the federal government have in the past challenged certain designated entity structures, alleging violations of federal qui tam and other laws and seeking significant monetary damages. If we previously failed to comply with the FCC's designated entity rules, any such failure could lead to fines, and in extreme cases, license revocation, third-party lawsuits and/or criminal penalties. Federal court litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits with respect to our previous investments in designated entities could materially adversely affect our business, financial condition or results of operations.

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

Our most popular Cricket Wireless service plans bundle unlimited local and U.S. long distance service and unlimited text messaging, with mobile web, 411 services, navigation, data back-up and other features, for a fixed monthly fee to more effectively compete with other telecommunications providers. Our smartphones and other devices use greater amounts of network capacity than the handsets and devices we previously offered. We also offer Cricket Broadband, our unlimited mobile broadband service, and Cricket PAYGo, a pay-as-you-go unlimited prepaid wireless service. In 2011, we successfully launched Muve Music, an unlimited music download service designed specifically for mobile handsets, in all our markets, and this service is now included for no additional charge in all service plans for our Android-based smartphones. We provide nationwide voice, data, mobile broadband and music download services through our own Cricket network footprint and through roaming and wholesale agreements that we have entered into with other carriers. Customers usage of our wireless services has been significant.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of September 30, 2012, the carrying value of our and Savary Island's wireless licenses (excluding assets held for sale) was approximately $1.8 billion. During the years ended December 31, 2011, 2010 and 2009, we recorded impairment charges of $0.4 million, $0.8 million and $0.6 million, respectively, with respect to our wireless licenses.

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

During the third quarter of 2012, we performed our annual assessment of our goodwill and determined that no impairment existed. We also evaluate on a quarterly basis whether any triggering events or changes in circumstances have occurred subsequent to the annual impairment test that would indicate an impairment condition exists. There can be no assurance that impairment conditions will not exist in the future that would require further impairment charges to reduce the carrying amount of our goodwill.

The closing price of Leap common stock was $6.81 on September 28, 2012 and Leap's market capitalization was above our book value as of such date. Since that time, the closing price of Leap common stock has ranged from a high of $7.59 per share to a low of $5.18 per share. If the price of Leap common stock continues to trade at or near current levels or certain triggering events were to occur, we may be required to perform the second step of our goodwill impairment test on an interim basis to determine the fair value of our net assets, which may require us to recognize a non-cash impairment charge for some or all of the $31.9 million carrying value of our goodwill.

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

•	changes in the levels of our indebtedness;

•	any default under our Credit Agreement or any of the indentures governing our secured or unsecured senior notes or convertible senior notes because of a covenant breach or otherwise;

•	rumors or speculation in the marketplace regarding acquisitions or consolidation in our industry, including regarding transactions involving Leap; and

•	market conditions in our industry and the economy as a whole.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 30% of Leap common stock as of October 30, 2012. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 55% of Leap common stock as of October 30, 2012. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 23,533,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 30% of Leap's outstanding common stock as of October 30, 2012. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

We Could Elect to Raise Additional Equity Capital Which Could Dilute Existing Stockholders.

During the second quarter of 2009 we sold 7,000,000 shares of Leap common stock in an underwritten public offering. We could raise additional capital in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives. Any additional capital we could raise could be significant and could consist of debt, convertible debt or equity financing from the public and/or private credit or capital markets. To the extent that we were to elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and could be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap common stock and impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect the Market Price of Leap Common Stock.

As of October 30, 2012, 79,146,455 shares of Leap common stock were issued and outstanding, and 4,875,145 additional shares of Leap common stock were reserved for issuance, including 3,369,830 shares reserved for issuance upon the exercise of outstanding stock options and deferred stock units under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 873,469 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 493,000 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 12,575 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 126,271 shares available for future issuance under our Employee Stock Purchase Plan.

Leap has also reserved up to 4,761,000 shares of its common stock for issuance upon conversion of its $250 million in aggregate principal amount of convertible senior notes due 2014. Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the "base conversion rate"), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment. At an applicable stock price of approximately $93.21 per share, the number of shares of common stock issuable upon full conversion of the convertible senior notes would be 2,682,250 shares. Upon the occurrence of a "make-whole fundamental change" of Leap under the indenture, under certain circumstances the maximum number of shares of common stock issuable upon full conversion of the convertible senior notes would be 4,761,000 shares.

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

Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws, under Delaware Law, in Our Credit Agreement and Indentures, or in Our Tax Benefit Preservation Plan Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and, Therefore, Depress the Trading Price of Leap Common Stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of Leap common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that our stockholders may deem advantageous. These provisions:

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of "blank check" preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, and require that all stockholder actions be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

We are also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder and which may discourage, delay or prevent a change in control of our company.

In addition, under the indentures governing our secured and unsecured senior notes and convertible senior notes, if certain "change of control" events occur, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of secured or unsecured senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. In addition, our Credit Agreement provides for an event of default upon the occurrence of a change of control. See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" of this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit Number	Description of Exhibit

10.1(1)	Credit Agreement, dated as of October 10, 2012, among Cricket Communications, Inc., Leap Wireless International, Inc., and Deutsche Bank Trust Company Americas, as administrative agent.

10.2(1)
Subsidiaries Guaranty, dated as of October 10, 2012, made by the Subsidiary Guarantors in favor of Deutsche Bank Trust Company Americas, as administrative agent, on behalf of the lenders and other guaranteed creditors.

10.3#(2)	Form of Option Surrender Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase document

101.DEF	XBRL Taxonomy Extension Definition Linkbase document

101.LAB	XBRL Taxonomy Extension Label Linkbase document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document

*	Filed herewith.

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

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap's Current Report on Form 8-K dated October 10, 2012 filed with the SEC on October 10, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap's Current Report on Form 8-K dated October 11, 2012 filed with the SEC on October 11, 2012, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date:	November 8, 2012	By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
President and Chief Executive Officer

Date:	November 8, 2012	By:	/s/ Jerry V. Elliott
Jerry V. Elliott
Executive Vice President and Chief Financial Officer