Form 10-K
period 2012-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2013-02-25
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2012, the aggregate market value of the registrant's voting and nonvoting common stock held by non-affiliates of the registrant was approximately $350,398,812 based on the closing price of Leap common stock on the NASDAQ Global Select Market on June 29, 2012 of $6.43 per share.

The number of shares outstanding of the registrant's common stock on February 1, 2013 was 79,134,930.

Documents Incorporated by Reference
Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LEAP WIRELESS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2012

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as "believe," "think," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "project," "expect," "should," "would" and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	our ability to successfully implement product and service plan offerings and execute effectively on our strategic activities;

•	the impact of competitors' initiatives and our ability to anticipate and respond to such initiatives;

•
changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy and transportation costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	our ability to meet significant purchase commitments under agreements we have entered into;

•	our ability to refinance our indebtedness under, and comply with the covenants in, any credit agreement, indenture or similar instrument governing our existing indebtedness or any future indebtedness;

•
future customer usage of our wireless services, which could exceed our expectations, and our ability to manage or increase network capacity to meet increasing customer demand, in particular demand for data services;

•	our ability to offer customers cost-effective LTE services;

•	our ability to obtain and maintain 3G and 4G roaming and wholesale services from other carriers at cost-effective rates;

•	our ability to acquire or obtain access to additional spectrum in the future at a reasonable cost or on a timely basis;

•
failure of our network or information technology systems to perform according to expectations and risks associated with the ongoing operation and maintenance of those systems, including our customer billing system;

•	our ability to attract, integrate, motivate and retain an experienced workforce, including members of senior management;

•	our ability to maintain effective internal control over financial reporting; and

•	other factors detailed in "Part I - Item 1A. Risk Factors" below.
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

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by our joint venture, STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% membership interest in its parent company STX Wireless, LLC, or STX Wireless. For more information regarding this venture, see "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions.”

Leap was formed as a Delaware corporation in 1998. Leap's shares began trading publicly in September 1998, and we launched our innovative Cricket service in March 1999. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than interest income and through dividends, if any, from its subsidiaries.

Cricket Business Overview

Cricket Service

As of December 31, 2012, Cricket service was offered in 48 states and the District of Columbia across an extended area covering approximately 292 million POPs. As of December 31, 2012, we had approximately 5.3 million customers, and we owned wireless licenses covering an aggregate of approximately 136.7 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 96.2 million POPs as of December 31, 2012. The licenses we own provide an average of 23 MHz of coverage in our operating markets. In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over an extended service area. We have also entered into a wholesale agreement, which we use to offer Cricket services in nationwide retailers outside of our current network footprint.

Cricket Business Strategy

•
Deliver Superior Customer Experience. Because we offer monthly services without a fixed-term contract, we are required to earn our customers' business every month. As a result, we are focused on improving the experience we provide customers so that they choose to remain a Cricket customer for a longer period. We are improving our device activation process, spending more time with customers to help ensure that they understand and are comfortable with the device they are purchasing. We have also significantly improved the quality of our device portfolio in recent years, including introducing higher-end smartphones such as the iPhone® and Samsung Galaxy handsets. In addition, we are introducing improvements to the in-store experience we and our dealers provide our customers. We are also working to improve ways that we resolve customer service issues, including by introducing more self-service alternatives and improving the quality of call center services we provide.

•
Retain and Expand Our Customer Base by Providing Value. The foundation of our business is to provide unlimited, nationwide wireless services, and we design and market our products and services to appeal to customers seeking increased value. We continually update our product and service offerings to better meet the needs of our current customers and to attract and retain new ones, including customers who may have previously entered into contract-based service plans with other nationwide carriers. The new service offerings we have introduced in recent years include Muve Music®, an unlimited music download service we developed specifically for mobile handsets, which is now offered for no additional cost in service plans for our Android-based smartphones. We have also introduced Lifeline service offerings in a number of states, which provide qualifying low-income customers with a subsidized discount on their wireless service. We offer current and new customers a diverse handset line-up, ranging from higher-end smartphones to lower-cost feature phones. In addition, through a third party we have introduced a device leasing program in certain of our markets to help customers manage the cost of purchasing a handset, and we plan to expand the availability and type of handset financing programs we offer in 2013. We plan to continue to develop our product and service offerings in 2013 and beyond.

•
Focus on Smart Investments. Our strategy is to be disciplined in pursing investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications. During the third quarter of 2012, we increased pricing on our devices in an effort to better manage device subsidies and promote the addition of longer-tenured customers. We also plan to streamline and reduce our number of direct and indirect dealer locations in 2013 to attempt to increase the productivity of more attractive locations. In 2012, we continued to enhance our network to allow us to provide customers with high-quality service. We are also exploring cost-effective ways to deliver LTE services to additional customers, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. We have deployed LTE across approximately 21 million POPs in our network footprint and may deploy the service across up to an additional approximately 10 million POPs in 2013. In addition, we have recently entered into LTE roaming and wholesale arrangements and may enter into additional partnerships or joint ventures with other carriers. We intend to be disciplined as we pursue delivery of additional LTE services to our customers and to remain focused on our position as a low-cost provider of wireless telecommunications.

Cricket Business Operations

Cricket Products and Services

Cricket Wireless. Our Cricket Wireless service plans are designed to attract customers by offering simple, predictable and affordable nationwide voice and data services that are a competitive alternative to traditional wireless and wireline services. We offer service on a flat-rate, unlimited usage basis, without requiring fixed-term contracts, early termination fees or credit checks.

Our most popular Cricket Wireless service plans bundle unlimited voice and data services, which include local and U.S. long distance, text messaging, mobile web, 411 services, navigation, data back-up and other features. The service plans we currently offer are “all-inclusive,” with telecommunication taxes and certain fees included within the service plan price. We also offer a flexible payment option, BridgePayTM, which gives our customers greater flexibility in the use of and payment for our Cricket Wireless service and which we believe helps us to retain customers.

Muve Music. We also offer Muve Music, an unlimited music download service designed specifically for mobile handsets. We launched Muve Music in 2011 and the service is now offered for no additional cost in service plans for our Android-based smartphones. Muve Music was available to more than 1.1 million Cricket customers as of December 31, 2012 and is currently among the largest on-demand music subscription services in the U.S. as measured by the number of paid users.

Cricket Lifeline. We participate in the federal government's Lifeline program, which provides support from the federal universal service fund, or USF, to subsidize discounted telecommunications services for qualified low-income consumers. Through our Cricket Lifeline program, we provide qualified customers with a monthly credit that they can apply to their phone service with us. In order to participate in the Lifeline program in any given state, a carrier must be designated as an eligible telecommunications carrier, or ETC, in that state. As of December 31, 2012, Cricket had been designated as an ETC in 27 states and the District of Columbia. We plan to continue to develop and expand the Lifeline service offerings we provide and to launch the program in additional states.

Cricket PAYGoTM. Cricket PAYGo is a pay-as-you-go, unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services. Monthly pay-as-you-go versions of our Cricket PAYGo product are available in all Cricket markets as well as through nationwide retailers. In October 2012, we stopped selling a daily pay-as-you-go version of our Cricket PAYGo product to new customers in order to focus on our more successful monthly service offerings.

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

We expect to continue to develop our product and service offerings in 2013 and beyond to better meet our customers' needs.

Devices.

Our current device portfolio includes a wide spectrum of devices ranging from higher-end smartphones to lower-cost feature phones. Our portfolio of devices provides features that include full web capabilities, mobile web browsers, picture-enabled caller ID, high-resolution cameras with digital zoom and flash, integrated FM radio and MP3 stereo, USB, infrared and Bluetooth connectivity, on-board memory and other features to facilitate digital data transmission.

During 2012, we continued to introduce higher-quality, higher-priced devices in our portfolio, including devices manufactured by Samsung, HTC, LG and others. We also introduced the iPhone 4, 4S and 5 to our device line-up in markets that utilize PCS spectrum. We currently offer three LTE-compatible devices and expect to launch additional LTE devices in 2013.

Beginning in the second half of 2012, we increased the average out-the-door selling price for our devices as part of our strategy to manage the amount we spend to subsidize devices we sell to new and current customers. In addition, through a third party we have introduced a device leasing program in certain of our markets to help customers manage the cost of purchasing a device, and we plan to expand the availability and type of device financing programs we offer in 2013.

Customer Care and Billing

We outsource our call center operations to multiple call center vendors to manage the cost of providing care to our customers, while still maintaining the quality of our customer care. One of our strategic priorities is to continue to improve ways that we resolve customer service issues, including by introducing more self-service alternatives for customers and improving the quality of the call center services we provide. We are focused on improving the experience we provide our customers so that they choose to remain a Cricket customer for a longer period.

We outsource our billing, device provisioning and payment systems to external vendors and also outsource bill presentment, distribution and fulfillment services. In recent years, we have upgraded a number of our significant, internal business systems, including implementing a new inventory management system, a new point-of-sale system and a new customer billing system. We believe that these new systems have improved customer experience, increased our efficiency, enhanced our ability to provide products and services, enabled us to better scale our business operations and reduced our operating costs.

Sales and Distribution

Our sales and distribution strategy is designed to increase our market penetration, while minimizing expenses associated with sales, distribution and marketing, by focusing on improving the sales process for customers, and by offering easy-to-understand service plans and attractive device pricing and promotions.

We sell our Cricket devices and service through direct and indirect channels of distribution. Our direct channel is comprised of our own Cricket retail stores. As of December 31, 2012, we had 195 direct locations, which were responsible for approximately 15% of our gross customer additions in 2012. In addition, we and third-party retailers also sell Cricket services over the internet.

Our indirect channel consists of our authorized dealers and distributors, including premier dealers and local market authorized dealers. Premier dealers are independent dealers that sell Cricket products exclusively in stores that look and function similar to our company-owned stores, enhancing the in-store experience and the level of customer service and expanding our brand presence within a market. Premier dealers tend to generate significantly more business than other indirect dealers. As of December 31, 2012, we had approximately 4,350 indirect dealer locations, of which approximately 2,700 were premier dealer locations.

Our indirect channel also includes national retail locations. Beginning in 2011, we began to significantly expand our nationwide sales presence by offering Cricket products and services in thousands of nationwide retail locations. Since that time, we have determined to focus our efforts on those retailers that we believe provide the most attractive opportunities for our business, which currently include Walmart and Radio Shack. As a result, we expect to reduce our total presence in the nationwide retail channel from approximately 13,000 locations at June 30, 2012 to approximately 5,000 locations by early 2013. As of December 31, 2012, Cricket products and services were offered in approximately 8,000 nationwide retail locations. “Top-up” cards for our Cricket Broadband and Cricket PAYGo services are also available in approximately 4,300 convenience stores and other indirect outlets.

We are focused on improving the productivity of our distribution system. We strategically select our direct and indirect retail locations to enable us to focus on our target customer demographic and provide the most efficient market coverage while minimizing cost. As part of this strategy, we plan to streamline and reduce our number of direct and indirect dealer locations in 2013 to attempt to increase the productivity of more attractive locations.

In addition, we are focused on building and maintaining brand awareness in our markets. We combine mass and local marketing strategies to build brand awareness for Cricket service within the communities we serve. In order to reach our target segments, we advertise primarily on television, radio and online and also use out-of-home marketing (such as billboards). We also maintain the Cricket website (www.mycricket.com) for informational, e-commerce and customer service purposes.

Network Operations and Partnerships

As of December 31, 2012, Cricket service was offered in 48 states and the District of Columbia across an extended area covering approximately 292 million POPs.

Network Operations

We offer Cricket service, in part, through a network footprint in our operating markets that covered approximately 96.2 million POPs as of December 31, 2012. We believe our success depends upon utilizing a network that provides customers with high-quality coverage, capacity and data speeds and that can be readily upgraded to support enhanced capacity. We have deployed a high-quality network with CDMA2000® 1xRTT (referred to as CDMA 1xRTT) and CDMA2000 1xEV-DO (referred to as EvDO) capability that delivers outstanding quality, capacity and high-speed data services. We continued to enhance network capacity in many of our markets in 2012, and we plan to continue to maintain and develop our network and other business assets to allow us to continue to provide customers with high-quality service.

We have deployed next-generation 4G LTE network technology across approximately 21 million POPs in our network footprint, and we are exploring cost-effective ways to deliver LTE services to additional customers. We may deploy LTE across up to an additional approximately 10 million POPs in our network footprint in 2013. In addition, we have entered into LTE roaming and wholesale arrangements, described below, and we may enter into partnerships or joint ventures with other carriers. We intend to be disciplined as we pursue delivery of additional LTE services to our customers and to remain focused on our position as a low-cost provider of wireless telecommunications.

As of December 31, 2012, our wireless network consisted of approximately 9,700 cell sites (most of which were co-located on leased facilities) and 27 switches in 23 switching centers. A switching center serves several purposes, including routing calls, supervising call originations and terminations at cell sites, managing call handoffs and access to and from the public switched telephone network, or PSTN, and other value-added services. These locations also house platforms that enable services including text messaging, picture messaging, voice mail and data services. In operating our network, we monitor quality metrics, including dropped call rates and blocked call rates. We rely upon a network operations center, or NOC, to provide dedicated monitoring capabilities 24 hours a day, every day of the year, to ensure highly reliable service to our customers. We have outsourced the operation of our NOC to a third party in order to improve monitoring and reporting functions and to reduce costs associated with these operations.

Our switches connect to the PSTN through fiber rings leased from third party providers, which facilitate the first leg of origination and termination of traffic between our equipment and both local exchange and long distance carriers. We have negotiated interconnection agreements with relevant exchange carriers in each of our markets. We use third party providers for long distance services and for backhaul services carrying traffic between our cell sites and switching centers.

Roaming and Wholesale Services

In addition to utilizing our Cricket network footprint, we provide Cricket voice and data services through roaming and wholesale relationships that have enabled us to offer enhanced Cricket products and services, strengthen our retail presence in our existing markets and expand our distribution nationwide. We have entered into roaming relationships with national and regional wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over an extended service area. We currently rely on one key carrier for 3G data roaming services and recently entered into an agreement with that carrier for 4G LTE roaming services. We have also entered into a wholesale agreement with an affiliate of Sprint Nextel, which we use to offer Cricket voice and data services in nationwide retailers outside of our current network footprint. We recently amended that agreement to enable us to offer 4G LTE services.

Competition

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators (or MVNOs), voice-over-internet-protocol (or VoIP) service providers, traditional landline service providers, cable companies and mobile satellite service providers.

Many of our competitors have greater name and brand recognition, larger spectrum holdings, larger network footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide; offer the latest and most popular devices through exclusive vendor arrangements; market to broader customer segments and offer service over larger geographic areas than we can; offer bundled service offerings that include landline phone, television and internet services that we are not able to duplicate; and purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, any restriction on our ability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services.

In addition, national wireless providers have recently entered into a number of strategic transactions that could lead to further competitive pressures. In August 2012, Verizon Wireless acquired significant amounts of spectrum from SpectrumCo, a consortium of cable companies. In October 2012, Deutsche Telekom and MetroPCS entered into an agreement to combine T-Mobile and MetroPCS. In October 2012, Softbank agreed to acquire an approximately 70% ownership position in Sprint Nextel, followed in December 2012 by Sprint agreeing to acquire the remaining ownership stake in Clearwire that it did not already own. These transactions are each subject to regulatory review and approval. If consummated, these transactions could further intensify the competitive pressures we face.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have caused a number of our competitors (including AT&T, Verizon Wireless, Sprint and T-Mobile) to offer competitively-priced unlimited prepaid and postpaid service offerings. In addition, a number of carriers have begun to offer bundled service offerings comprised of unlimited voice service and fixed amounts of data that customers can share across all of their wireless devices. We also face additional competition in the prepaid segment from Lifeline service offerings, which are available to consumers at reduced costs (and in some cases at no cost) because carriers offering this service receive a subsidy payment from the federal USF program. These Lifeline service offerings are also being provided by new MNVO providers who are utilizing other carriers' networks.

In addition to our voice offerings, many companies offer other products and services that compete with those we offer. For example, there are numerous music services that compete with our Muve Music service, including the iTunes service offered by Apple and various streaming services offered by Rhapsody, Pandora, Spotify and others.These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do or who may be able to offer competing wireless services with less capital investment than we require. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of voice, data and mobile broadband services in each of our markets, as well as policies to increase the level of broadband competition. For example, the FCC has adopted rules that allow the partitioning, disaggregation and leasing of wireless licenses, which may increase the number of our competitors. The FCC announced in March 2010, as part of its National Broadband Plan, the goal of making an additional 500 MHz of spectrum available for broadband use within the next 10 years, of which the FCC stated that 300 MHz should be made available for mobile use within five years. The FCC has also adopted policies to allow satellite operators to use portions of their spectrum for ancillary terrestrial use and recently made further changes intended to facilitate the terrestrial use of this spectrum for voice, data and mobile broadband services. For example, the FCC recently approved a proposal from Dish Network to convert spectrum currently used for satellite service into spectrum that would support a terrestrial wireless network. The FCC has also permitted the offering of broadband services over power lines. The auction and licensing of new spectrum, the re-purposing of other spectrum or the pursuit of policies designed to encourage broadband adoption across wireline and wireless platforms may result in new or existing competitors acquiring additional capacity or offering voice or data services without deploying their own wireless facilities, which could allow them to offer services that we may not be able to offer cost effectively, or at all, with the licenses we hold or to which we have access.

The evolving competitive landscape negatively impacted our financial and operating results in 2012, including in the second, third and fourth quarters of 2012 when we experienced net customer losses. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. During the third quarter of 2012, we increased pricing on our devices in an effort to better manage device subsidies and promote the addition of longer-tenured customers, although such changes have also had the effect of decreasing gross customer additions. We also introduced new pricing plans for our service offerings, which included new features such as visual voicemail on certain smartphones, enhanced international calling plans, and supplemental data packages, and we enhanced our Muve Music service, which is now offered for no additional cost in service plans for our Android-based smartphones. In addition, through a third party we have introduced a device leasing program in certain of our markets to help customers manage the cost of purchasing a handset, and we plan to expand the availability and type of handset financing programs we offer in 2013. The extent to which these initiatives and others we may introduce will positively impact our future financial and operational results will depend upon our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings, and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

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

Licensing of our Wireless Service Systems

We hold broadband Personal Communications Services, or PCS, licenses, Advanced Wireless Services, or AWS, licenses and a 700 MHz license. The licensing rules that apply to these three categories of licenses are summarized below.

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

All PCS licensees must satisfy minimum geographic coverage requirements within five and, in some cases, ten years after the license grant date. These initial requirements are met for most 10 MHz licenses when a signal level sufficient to provide adequate service is offered to at least one-quarter of the population of the licensed area within five years, or in the alternative, a showing of substantial service is made for the licensed area within five years of being licensed. For 30 MHz licenses, a signal level must be provided that is sufficient to offer adequate service to at least one-third of the population within five years and two-thirds of the population within ten years after the license grant date. In the alternative, 30 MHz licensees may provide substantial service to their licensed area within the appropriate five- and ten-year benchmarks. “Substantial service” is defined by the FCC as service that is “sound, favorable, and substantially above a level of mediocre service which just might minimally warrant renewal.” In general, a failure to comply with FCC coverage requirements could cause the revocation of the relevant wireless license, with no eligibility to regain it, or the imposition of fines and/or other sanctions.

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

Portions of the AWS spectrum that we hold were originally subject to use by U.S. government and/or incumbent commercial licensees. The FCC rules issued in connection with Auction #66 required winning bidders to avoid interfering with existing users or to clear incumbent users from the spectrum through specified relocation procedures. In connection with the launch of new markets, we worked with several incumbent government and commercial licensees to clear AWS spectrum. In the event that we determine to launch additional new markets in the future using AWS spectrum, or to enhance network coverage or capacity in other markets currently in operation, we may need to pursue further spectrum clearing efforts. Any failure to complete these efforts on time or on budget could delay implementation of any clustering and expansion strategies that we may decide to pursue.

700 MHz License. The FCC has also assigned licenses in several auctions for use of the 700 MHz band, which had been occupied by television broadcast stations but was made available for commercial and public safety services as a result of the digital television, or DTV, transition. Initial licenses in the 700 MHz band were granted for ten-year terms. For CMA and EA licenses offered in Auction # 92 (such as the 700 MHz license that we acquired from Verizon Wireless in 2012), licensees must provide signal coverage and offer service to (1) at least 35% of the geographic area of the license within four years of the initial license grant, and (2) at least 70% of the geographic area of the license at the end of the license term. Licensees must file construction notifications, all necessary supporting documentation, and required certifications with the FCC to demonstrate compliance with interim and end-of-term construction benchmarks. Any licensee that fails to meet the interim requirement within their license areas will have its license term reduced from ten to eight years, thus requiring the licensee to meet the end-of-term benchmark at an accelerated schedule. For those licenses in which the end-of-term performance requirements have not been met, the unused portion of the license will terminate automatically without FCC action and will become available for reassignment, subject to the "keep-what-you-use" rule. Another potential constraint on 700 MHz band licensees is that they must operate in accordance with the FCC rules intended to reduce the potential for interference to public reception of the signals of DTV broadcast stations transmitting on DTV Channel 51.

Our 700 MHz A block license in Chicago is an EA license that is subject to a December 13, 2013 interim construction deadline. While we have been engaged in the first stages of development of this license to supplement existing wireless capacity in this market, we must coordinate with the incumbent broadcaster on DTV Channel 51 in order to commence operations, and we may be delayed in our ultimate ability to construct facilities and operate on this spectrum. We thus may need to seek relief from the FCC from the interim construction benchmark, and/or ask the FCC for relief from DTV interference protection requirements.

Designated Entities. Since the early 1990's the FCC has pursued a policy in wireless licensing of attempting to assist various types of designated entities. The FCC generally has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, can receive additional benefits. These benefits can include eligibility to bid for certain licenses set aside only for designated entities. The FCC generally required holders of these licenses to meet certain maximum financial size qualifications for at least a five-year period. In addition, designated entities are eligible for bidding credits in most spectrum auctions and re-auctions, and, in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids. A failure by an entity to maintain its qualifications to own licenses won through the designated entity program could cause a number of adverse consequences, including the ineligibility to hold licenses for which the FCC's minimum coverage requirements have not been met, and the triggering of FCC unjust enrichment rules, which could require the recapture of bidding credits and the acceleration of any installment payments owed to the U.S. Treasury.

The FCC has implemented rules and policies to ensure that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. For example, designated entity structures are subject to a requirement that they seek approval for any event that might affect their ongoing eligibility (for example, changes in agreements that the FCC has previously reviewed), annual reporting requirements and a commitment by the FCC to audit each designated entity at least once during the license term. In addition, third parties and the federal government have in the past challenged certain designated entity structures, alleging violations of federal qui tam and other laws and seeking significant monetary damages. We cannot predict the degree to which rule changes, federal court litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits will affect our prior investments in designated entities, future business ventures or our participation in future FCC spectrum auctions.

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

Transfer and Assignment. The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a commercial wireless license, with limited exceptions. The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling membership interests in an entity that holds a wireless license generally may be bought or sold without FCC approval. The FCC engages in a case-by-case review of transactions that involve the consolidation of spectrum licenses or leases and applies a spectrum “screen” in examining such transactions. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any pending or future requests for approval of assignment or transfer of control applications that we file, in general we believe the FCC will approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide wireless service, if the FCC were to disapprove any such filing, our business plans would be adversely affected.

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

The FCC has the authority to order interconnection between commercial mobile radio service operators and incumbent local exchange carriers, and FCC rules provide that all local exchange carriers must enter into compensation arrangements with commercial mobile radio service carriers for the exchange of local traffic, whereby each carrier compensates the other for terminating local traffic originating on the other carrier's network. As a commercial mobile radio services provider, we are required to pay compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, we are entitled to receive compensation when we transport and terminate a local call that originated on a wireline local exchange network. We negotiate interconnection arrangements for our network with major incumbent local exchange carriers and other independent telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC's interconnection rules and rulings, as well as state arbitration proceedings, directly impact the nature and costs of facilities necessary for the interconnection of our network with other wireless telecommunications networks. They also determine the amount we receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers. The FCC in recent years adopted comprehensive changes to its intercarrier compensation system, which include, among other things, the transition of all types of traffic to a bill-and-keep regime over a multi-year period, as well as a mechanism to offset the resulting revenue losses for incumbents. For wireless carriers, the FCC made the transition immediately, and adopted bill-and-keep as the default compensation for intra-MTA traffic exchanged between local exchange carriers, or LECs, and wireless carriers as of the effective date of the order. Various aspects of the FCC's intercarrier compensation regime are subject to review before the FCC, state regulatory bodies or federal or state courts. The outcome of such proceedings may affect the manner in which we are charged or compensated for the exchange of traffic.

The FCC has adopted rules requiring commercial mobile radio service providers to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC has also adopted rules generally requiring carriers to offer data roaming services on commercially reasonable terms. These orders, however, do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. The FCC's data roaming order and rules were recently affirmed on appeal, although they are still subject to a petition for reconsideration at the FCC. Our inability to obtain these roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which could materially adversely affect our business, financial condition and results of operations.

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

The FCC has rules in place requiring interstate communications carriers, including commercial mobile wireless carriers, to contribute to a federal USF that reimburses communications carriers who are providing subsidized communications services to underserved areas and users. The FCC requires carriers to determine their percentage of traffic that is interstate or international and to make contributions based on the revenues associated with such traffic. Our failure to comply with our USF obligations could subject us to significant fines or forfeitures. The FCC is also considering whether to amend rules regarding USF contributions, and new requirements could result in increased contribution obligations for us and other carriers.

We participate in the federal government's Lifeline program, which provides support from the USF to subsidize discounted telecommunications services for qualified low-income consumers. In order to participate in the Lifeline program in any given state, a carrier must be designated as an ETC in that state. As of December 31, 2012, Cricket had been designated as an ETC in 27 states and the District of Columbia. In January 2012, the FCC adopted an order regarding the Lifeline program, the stated purpose of which is to streamline the administration of the program and to implement measures to curb perceived waste, fraud and abuse in the program. In addition, various states are considering or enacting rules with similar stated purposes as the FCC order. In connection with the FCC's order, among other things, we are required to have our Lifeline customers re-certify on an annual basis their eligibility to participate in the program. These requirements could result in the loss of Lifeline customers and associated funding from the USF if these customers fail to meet the FCC's eligibility standards or fail to respond to requests to re-certify their eligibility. Further, the FCC is developing a National Lifeline Accountability Database, the primary purpose of which will be to validate the identity of Lifeline customers and prevent Lifeline support from being provided to more than one eligible recipient per household in accordance with FCC regulations. While the timing of the deployment of the database is uncertain, its implementation and use could reduce the number of customers we enroll in our Lifeline programs and thus the amount of Lifeline funding we receive. In addition, the FCC could pursue enforcement action against us and impose monetary penalties if it were to conclude that we violated any of the Lifeline rules. In addition, future action by Congress, the FCC, or the states in which we have been designated as an ETC could reduce or eliminate the amount of Lifeline funding we receive for providing wireless service to certain qualifying low income customers, which could result in the loss of subscribers and the associated service revenue.

In November 2011, the FCC adopted an order establishing new universal service support mechanisms intended to support both voice and broadband services in high-cost areas, which would be funded through a new Connect America Fund, or CAF. Over time, these CAF mechanisms will replace legacy high-cost support mechanisms that currently provide funding to wireless carriers and other ETCs. The new CAF mechanisms place greater limits on the total amount of high-cost support available to wireless ETCs (as opposed to wireline incumbents). At the same time, the CAF mechanisms will reduce or eliminate available support in certain high-cost areas that benefit from competition. The CAF program has not yet been implemented fully, and the FCC has sought further public comment with respect to certain details of its implementation. For example, the FCC has stated its intent to distribute funds to wireless ETCs through a competitive auction mechanism but has not yet finalized the details of such a program. In addition, the FCC order establishing the CAF program is the subject of pending petitions for reconsideration filed with the FCC, as well as pending judicial appeals. As such, there is uncertainty as to how and when the CAF program will be implemented fully and how such implementation could impact wireless carriers and competition in local and national markets.

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

The Digital Millennium Copyright Act, or DMCA, prohibits the circumvention of technological measures or access controls employed by or on behalf of copyright owners to protect their copyrighted works. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt for three-year periods certain circumventing activities that might otherwise be prohibited by the statute. In July 2010, the Copyright Office granted an exemption to the DMCA to allow the circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the handset to another network. This exemption permitted locked handsets purchased from one wireless carrier to be unlocked and then activated on another carrier's network. On October 28, 2012, the Copyright Office issued a new exemption under the

DMCA, which only permits the circumvention of software locks on handsets purchased before January 26, 2013. In order for locked devices purchased after this date to be connected to another carrier's network, the customer must obtain the prior carrier's consent to unlock the device. This new, narrowed exemption, and any further modification of the DMCA copyright exemption, could impact our ability to attract and activate new customers.

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

Intellectual Property

We have pursued registration of our primary trademarks and service marks in the United States. Leap is a U.S. registered trademark and the Leap logo is a trademark of Leap. Cricket, Cricket Wireless, Cricket Clicks, Muve Music, Muve First, Muve Headliner, MyPerks, Flex Bucket, Real Unlimited Unreal Savings and the Cricket “K” are U.S. registered trademarks of Cricket. In addition, the following are trademarks or service marks of Cricket: BridgePay, Cricket By Week, Cricket Choice, Cricket Connect, Cricket Nation, Cricket PAYGo, Muve, Muve Money, Cricket Crosswave, Seek Music, Cricket MyPerks and Cricket Wireless Internet Service. All other trademarks are the property of their respective owners.

We also have several patents and have several patent applications pending in the United States relating to telecommunications and related services. However, our business is not substantially dependent upon any of our patents or patent applications. We believe that our technical expertise, operational efficiency, cost structure and ability to introduce new products in a timely manner are more critical to maintaining our competitive position in the future.

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

Employees

As of December 31, 2012, we had 3,292 employees.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, although during 2012 we experienced our lowest customer activity during the fourth quarter due, in part, to pricing changes we introduced in the third quarter which reduced the amount of subsidy we provide on devices. Based on historical results, we also generally expect churn to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base) and competitive actions, any of which may either offset or magnify certain seasonal effects. Customer activity can also be strongly affected by promotional and retention efforts that we undertake. For example, from time to time, we lower the price on select smartphones for customers who activate a new line of service and then transfer phone numbers previously used with other carriers. This type of promotion is intended to drive significant, new customer activity for our smartphone handsets and their accompanying higher-priced service plans. We also frequently offer existing customers the opportunity to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We also utilize retention programs to encourage existing customers whose service may have been suspended for failure to timely pay to continue service with us for a reduced or free amount. The design, size and duration of our promotional and retention programs vary over time in response to changing market conditions. We believe that our promotional and retention efforts, including those efforts described above, have generally provided and continue to provide important long-term benefits to us, including by helping us attract new customers for our wireless services or by extending the period of time over which customers use our services, thus allowing us to obtain additional revenue from handsets we have already sold. The success of any of these activities depends upon many factors, including the cost that we incur to attract or retain customers and the length of time these customers continue to use our services. Sales activity that would otherwise have been expected based on seasonal trends can also be negatively impacted by factors such as the billing system disruptions we experienced in 2011, promotional and retention efforts not performing as expected at various times in 2012, device quality issues, and inventory shortages for or unavailability of certain of our strongest-selling devices that we have experienced at various times.

Inflation

We believe inflation has not had a material effect on our results of operations.

Executive Officers of the Registrant

Name	Age	Position with the Company
S. Douglas Hutcheson	56	Chief Executive Officer
Jerry V. Elliott	53	President and Chief Operating Officer
William D. Ingram	55	Executive Vice President, Strategy
R. Perley McBride	47	Executive Vice President and Chief Financial Officer
Robert A. Strickland	51	Executive Vice President and Chief Technical Officer
Robert J. Irving, Jr.	56	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Anne M. Liu	51	Senior Vice President and Chief Accounting Officer

S. Douglas Hutcheson has served as our chief executive officer, or CEO, and a member of our board of directors since February 2005. Mr. Hutcheson has held a number of positions with us since joining in September 1998 as part of our founding management team, having served as our president between February 2005 and November 2012, chief financial officer, or CFO, between August 2002 and February 2005 and again between September 2007 and June 2008, and in a number of vice president roles between September 1998 and January 2004 with responsibility for areas including strategic planning and product and business development. From February 1995 to September 1998, Mr. Hutcheson served as vice president, marketing in the Wireless Infrastructure Division at Qualcomm Incorporated. Mr. Hutcheson also serves as a member of the board of directors of Pitney Bowes Inc. Mr. Hutcheson holds a B.S. in mechanical engineering from California Polytechnic University and an M.B.A. from the University of California, Irvine.

Jerry V. Elliott has served as our president and chief operating officer since November 2012. Mr. Elliott previously served as our executive vice president and chief financial officer from May 2012 to December 2012. Prior to joining us, from 2009 to 2011 Mr. Elliott served as chief financial officer and chief administrative officer of The Weather Channel, Inc. In 2009, Mr. Elliott served as chief financial officer at Virgin Media, Inc., where he led all aspects of finance, strategy and planning, purchasing, facilities and information services. In 2008, he served as chief operating officer and chief financial officer of Cengage Learning, Inc., a digital and print provider of higher education materials. Prior to that, from 2006 until it was acquired by Crown Castle in 2007, Mr. Elliott served as the president and chief executive officer of Global Signal, Inc., the owner, lessor and manager of communication towers and other communications sites. From 2002 to 2006, he served as chief financial officer, and later as president and a director, of Frontier Communications, a provider of communication services. From 1987 to 2002, Mr. Elliott held a number of financial, legal and management roles in the investment banking and legal fields. Mr. Elliott holds a B.B.A. in Accounting and Finance and a J.D. from Baylor University and an LL.M. in Taxation from New York University.

William D. Ingram has served as our executive vice president, strategy since February 2012. Mr. Ingram previously served as acting CFO from March 2012 to May 2012, as senior vice president, strategy from April 2008 through February 2012, as senior vice president, financial operations from February 2008 to April 2008, and as a consultant to us from August 2007 to February 2008. Prior to joining us, Mr. Ingram served as vice president and general manager of AudioCodes, Inc., a telecommunications equipment company from July 2006 to March 2007. Prior to that, Mr. Ingram served as the president and chief executive officer of Nuera Communications, Inc., a provider of VoIP infrastructure solutions, from September 1996 until it was acquired by AudioCodes, Inc. in July 2006. Prior to joining Nuera Communications in 1996, Mr. Ingram served as the chief operating officer of the clarity products division of Pacific Communication Sciences, Inc., a provider of wireless data communications products, as president of Ivie Industries, Inc. a computer security and hardware manufacturer, and as president of KevTon, Inc. an electronics manufacturing company. Mr. Ingram holds an A.B. in economics from Stanford University and an M.B.A. from Harvard Business School.

R. Perley McBride has served as our executive vice president and CFO since December 2012. Prior to joining us, from September 2011 to December 2012 Mr. McBride served as the executive vice president of finance at The Weather Company, or TWC (which consists of The Weather Channel television network, The Weather Channel digital properties (weather.com and The Weather Channel mobile), Weather Underground, and the professional division, which includes Weather Services International and Weather Central), overseeing the company’s accounting, tax, treasury, procurement, real estate, facilities, financial planning and analysis, operational and strategic planning, risk and insurance, and corporate development functions. Prior to that, Mr. McBride served in senior vice president positions at TWC from April 2010 to September 2011, overseeing treasury, procurement, real estate, facilities, financial planning and analysis, operational and strategic planning, and corporate development functions. From August 1999 to April 2010, Mr. McBride served in finance roles at Frontier Communications, a provider of communication services, including as vice president of financial planning and analysis. Prior to that, from April 1994 to August 1999 Mr. McBride held accounting and finance roles with Sprint PCS and Citizens Communications. Mr. McBride holds a B.S. from Mount Allison University in Canada and an M.B.A. from the University of Houston.

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

Robert J. Irving, Jr. has served as our senior vice president, chief administrative officer, general counsel and secretary since November 2012. Mr. Irving previously served as our senior vice president, general counsel and secretary from May 2003 and November 2012, as our vice president, legal from August 2002 to May 2003, and as our senior legal counsel from September 1998 to August 2002. Prior to that, Mr. Irving served as administrative counsel for Rohr, Inc., a corporation that designed and manufactured aerospace products from 1991 to 1998, and prior to that served as vice president, general counsel and secretary for IRT Corporation, a corporation that designed and manufactured x-ray inspection equipment. Before joining IRT Corporation, Mr. Irving was an attorney at Gibson, Dunn & Crutcher. Mr. Irving was admitted to the California Bar Association in 1982. Mr. Irving holds a B.A. from Stanford University, an M.P.P. from The John F. Kennedy School of Government of Harvard University and a J.D. from Harvard Law School.

Anne M. Liu has served as our senior vice president and chief accounting officer since November 2012. Ms. Liu previously served as our vice president and controller from December 2008 to November 2012 and as our assistant controller from December 2006 to December 2008. Prior to joining us, Ms. Liu served in a number of accounting and finance roles with Science Applications International Corporation (SAIC), a scientific, engineering, and technology applications company, between March 1990 and November 2006, including as vice president of finance. Between September 1983 and March 1990, Ms. Liu held various audit positions with Deloitte (formerly Touche Ross). Ms. Liu holds a B.A. in government from Pomona College and is a certified public accountant.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced a net loss of $187.3 million, $317.7 million and $785.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful enhancement of our distribution channels, and on customer acceptance of our Cricket product and service offerings. If we fail to attract and retain additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

Our Strategic Plans Require that We Retain and Grow Our Current Customer Base; Our Failure to Do So Would Negatively Affect Our Business Plans and Financial Outlook.

We have recently experienced quarterly net customer losses that decreased our total number of customers, including in the second, third and fourth quarters of 2012. In addition, our growth has varied substantially in the past. We believe that this uneven growth generally has reflected competition in the wireless telecommunications market, promotional activity, seasonal trends in customer activity and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. Our ability to continue to grow our customer base and to achieve increased customer penetration levels in our markets is subject to a number of risks, including, among other things, increased competition, our inability to manage or increase our network capacity or service offerings to meet increasing customer demand, promotional or retention activities that do not perform as expected, device quality and selection issues, inventory shortages, device pricing, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully enhance our distribution channels, billing or other system or service disruptions, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. If we continue to lose customers or are unable to attract and retain a growing customer base, that failure could have a material adverse effect on our business, financial condition and results of operations.

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

We Face Significant Competition, Which Could Have a Material Adverse Effect on Demand for Cricket Service.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, VoIP service providers, traditional landline service providers, cable companies and mobile satellite service providers.

Many of our competitors have greater name and brand recognition, larger spectrum holdings, larger network footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide; offer the latest and most popular devices through exclusive vendor arrangements; market to broader customer segments and offer service over larger geographic areas than we can; offer bundled service offerings that include landline phone, television and internet services that we are not able to duplicate; and purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, any restriction on our ability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services.

In addition, national wireless providers have recently entered into a number of strategic transactions that could lead to further competitive pressures. In August 2012, Verizon Wireless acquired significant amounts of spectrum from SpectrumCo, a consortium of cable companies. In October 2012, Deutsche Telekom and MetroPCS entered into an agreement to combine T-Mobile and MetroPCS. In October 2012, Softbank agreed to acquire an approximately 70% ownership position in Sprint Nextel, followed in December 2012 by Sprint agreeing to acquire the remaining ownership stake in Clearwire that it did not already own. These transactions are each subject to regulatory review and approval. If consummated, these transactions could further intensify the competitive pressures we face.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have caused a number of our competitors (including AT&T, Verizon Wireless, Sprint and T-Mobile) to offer competitively-priced unlimited prepaid and postpaid service offerings. In addition, a number of carriers have begun to offer bundled service offerings comprised of unlimited voice service and fixed amounts of data that customers can share across all of their wireless devices. We also face additional competition in the prepaid segment from Lifeline service offerings, which are available to consumers at reduced costs (and in some cases at no cost) because carriers offering this service receive a subsidy payment from the federal USF program. These Lifeline service offerings are also being provided by new MNVO providers who are utilizing other carriers' networks.

In addition to our voice offerings, many companies offer other products and services that compete with those we offer. For example, there are numerous music services that compete with our Muve Music service, including the iTunes service offered by Apple, and various streaming services offered by Rhapsody, Pandora, Spotify and others.These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do or who may be able to offer competing wireless services with less capital investment than we require. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of voice, data and mobile broadband services in each of our markets, as well as policies to increase the level of broadband competition. For example, the FCC has adopted rules that allow the partitioning, disaggregation and leasing of wireless licenses, which may increase the number of our competitors. The FCC announced in March 2010, as part of its National Broadband Plan, the goal of making an additional 500 MHz of spectrum available for broadband use within the next 10 years, of which the FCC stated that 300 MHz should be made available for mobile use within five years. The FCC has also adopted policies to allow satellite operators to use portions of their spectrum for ancillary terrestrial use and recently made further changes intended to facilitate the terrestrial use of this spectrum for voice, data and mobile broadband services. For example, the FCC recently approved a proposal from Dish Network to convert spectrum currently used for satellite service into spectrum that would support a terrestrial wireless network. The FCC has also permitted the offering of broadband services over power lines. The auction and licensing of new spectrum, the re-purposing of other spectrum or the pursuit of policies designed to encourage broadband adoption across wireline and wireless platforms may result in new or existing competitors acquiring additional capacity or offering voice or data services without deploying their own wireless facilities, which could allow them to offer services that we may not be able to offer cost effectively, or at all, with the licenses we hold or to which we have access.

The evolving competitive landscape negatively impacted our financial and operating results in 2012, including in the second, third and fourth quarters of 2012 when we experienced net customer losses. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. During the third quarter of 2012, we increased pricing on our devices in an effort to better manage device subsidies and promote the addition of longer-tenured customers, although such changes have also had the effect of decreasing gross customer additions. We also introduced new pricing plans for our service offerings, which included new features such as visual voicemail on certain smartphones, enhanced international calling plans, and supplemental data packages, and we enhanced our Muve Music service, which is now offered for no additional cost in service plans for our Android-based smartphones. In addition, through a third party we have introduced a device leasing program in certain of our markets to help customers manage the cost of purchasing a handset, and we plan to expand the availability and type of handset financing programs we offer in 2013. The extent to which these initiatives and others we may introduce will positively impact our future financial and operational results will depend upon our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings, and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

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

We Have Entered into Agreements with Significant Purchase Commitments and Cannot Guarantee that We Will Meet These Commitments or Realize the Expected Benefits from These Agreements.

iPhone Purchase Commitment
In May 2012, we entered into a three-year iPhone purchase commitment with Apple. The commitment began upon our launch of sales of the iPhone in June 2012. Based on our current handset purchase and sales mix and current iPhone device pricing, we estimate that the commitment would require us to purchase approximately $800 million of iPhones, with annual commitments during the three-year period that increase moderately in the second and third years. We project that the minimum number of iPhones that we are required to purchase from Apple over the term of the commitment would represent 10% or less of the total number of handsets we expect to sell to new and upgrading customers over the period of the commitment and for approximately one year thereafter. However, the actual amount that we spend and the number of devices that we purchase over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device, future costs for the device, the success of our marketing and advertising efforts, customer demand for devices offered by other manufacturers and other factors.
At our current purchase rate, we project that we will purchase approximately one-half of our first-year minimum purchase commitment through June 2013, although the actual amount of our purchases will depend on the factors described above. If Apple were to require us to meet the annual minimum commitment in each of the three years of the contract term, we estimate that we would be required to purchase approximately $100 million of additional iPhones in mid-2013 above our current purchase rate, approximately $150 million of additional iPhones in mid-2014 above our current purchase rate and approximately $200 million of additional iPhones in mid-2015 above our current purchase rate. If we were unable to sell such additional devices at the rates and prices we project, such differences could have a material adverse impact on our business, results of operations and financial condition.
Wholesale Agreement
In August 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which we use to offer Cricket services in nationwide retailers outside of our current network footprint. We have agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement, with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. We entered into an amendment to the wholesale agreement in February 2013 to enable us to purchase 4G LTE services. In addition, under the amendment, we can credit up to $162 million of revenue we provide Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue we provide to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent the revenues we provide Sprint were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.
Our obligation to provide the minimum purchase amount for any calendar year is subject to Sprint's compliance with specified covenants in the wholesale agreement. Based upon a review of information provided by us to Sprint, we informed Sprint that certain of those covenants had not been met in 2012 and that, as a result, we were not subject to the minimum purchase commitment for that year. Sprint disputed that assertion. In February 2013, the parties resolved the matter.
Other Agreements
Other agreements that we have entered into with significant purchase commitments include our agreements with music content providers that require us to purchase certain minimum amounts of content for our Muve Music service. As we continue to expand the size and scope of our business, we may enter into additional agreements with vendors with significant purchase commitments to enable us to offer enhanced products and services or to obtain more favorable overall purchasing terms and conditions.

There are numerous risks and uncertainties that could impact our ability to realize the expected benefits from these arrangements or any new ones we may enter into. We cannot guarantee that customers will accept our products and service offerings at the levels we expect, that prices will not decline to levels below what we have negotiated to pay or that we will be able to satisfy any purchase commitments. We are significantly reducing the number of locations in which we offer our products in the nationwide retail channel from approximately 13,000 locations at June 30, 2012 to approximately 5,000 locations by early 2013, which may impact our sales volumes and therefore the amount of services we may purchase under the wholesale agreement. Furthermore, we cannot guarantee that we will be able to renew these agreements or any future agreement on terms that will be acceptable to us. If we are unable to attract new wireless customers and sell our products and services at the levels we expect, our ability to derive benefits from these agreements or any future agreement we enter into could be limited, which could materially adversely affect our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us from Fulfilling Our Obligations. We May Be Unable to Refinance Our Indebtedness Prior to Maturity.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2012, our total outstanding indebtedness was $3,302.5 million, including $400 million in aggregate principal amount of outstanding borrowings under our senior secured credit agreement, or the Credit Agreement, $250 million in aggregate principal amount of 4.5% convertible senior notes due 2014, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016 and $1,600 million in aggregate principal amount of 7.75% senior notes due 2020.

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

In addition, we cannot guarantee that we will be able to refinance all or any portion of our indebtedness prior to its maturity. We currently expect that we will need to refinance all or substantially all of our $1.1 billion of senior secured notes due 2016 before they mature. If we are unable to repay or refinance our indebtedness as planned, we will likely be required to take additional actions to generate liquidity such as delaying or reducing capital expenditures, reducing operating expenses, selling assets or seeking additional equity capital. There can be no assurance, however, that we will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

Despite Current Indebtedness Levels, We May Incur Additional Indebtedness, Which Could Further Increase the Risks Associated with Our Leverage.

The terms of our Credit Agreement, and the indentures governing Cricket's secured and unsecured senior notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. The indenture governing Leap's convertible senior notes does not limit our ability to incur debt.

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

Because we offer unlimited voice, data, mobile broadband and music download services for a flat monthly rate, our customers' average usage of these services per month is significant. We provide these services through our own Cricket network footprint and through roaming and wholesale agreements that we entered into with other carriers.

If customers exceed expected usage for our voice, data, mobile broadband or music download services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage for our services, and we continue to assess and seek to implement technological improvements to increase the efficiency of our wireless spectrum. We currently manage our network and users of our smartphones and Cricket Broadband service by limiting throughput speeds if usage exceeds certain thresholds. However, if future wireless use by Cricket customers increases faster than we anticipate and exceeds the then-available capacity of our network, service quality may suffer. In addition, our roaming or wholesale costs may be higher than we anticipate. Depending on the extent of customers' future use of our network and the roaming and wholesale services we provide, we may be forced to raise the price or alter the service offerings of our wireless or mobile broadband services, further limit data quantities or speeds, otherwise limit the number of new customers for certain services, acquire additional spectrum or incur substantial additional capital expenditures to enhance network capacity or quality.

We May Be Unable to Obtain or Maintain the Roaming and Wholesale Services We Need From Other Carriers to Remain Competitive.

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming and wholesale services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services and generally on one key carrier for 3G data roaming services. In addition, we recently entered into an agreement with that carrier for 4G data roaming services. We have also entered into a wholesale agreement, which we use to offer Cricket services in nationwide retailers outside of our current network footprint, and we recently amended that agreement to allow us to purchase 4G LTE services. Most of our roaming agreements cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners.

The FCC has adopted rules requiring commercial mobile radio service providers to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC has also adopted rules generally requiring carriers to offer data roaming services on commercially reasonable terms. These orders, however, do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. In addition, the FCC's data roaming order is subject to a petition for reconsideration at the FCC. In light of the current FCC rules, orders and proceedings, if we were unexpectedly to lose the benefit of one or more key roaming or wholesale agreements, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and 3G or 4G data roaming services for our customers or may be unable to provide such services on a cost-effective basis. Our inability to obtain new or replacement roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

The Wireless Industry Is Experiencing Rapid Technological Change; Offering LTE Services Will Require Us to Make Significant Capital Investments and/or Enter Into Partnerships or Joint Ventures with Others.

The wireless communications industry continues to experience significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products, and enhancements and changes in end-user requirements and preferences. Our continued success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services that meet customer demands.

Competitors have begun providing competing wireless telecommunications services through the use of next-generation technologies, such as LTE, WiMax and HSPA+. We have covered approximately 21 million POPs with next-generation LTE network technology and are exploring cost-effective ways to deliver LTE services to additional customers, including by deploying facilities-based coverage or by entering into partnerships or joint ventures with other carriers. If we are unable to offer our customers cost-effective LTE services, such failure would have a material adverse effect on our competitive position and our business, financial condition and results of operations.

Deployment of LTE through facilities-based coverage requires significant capital investment. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. The extent to which we pursue additional facilities-based LTE coverage and the actual amount we spend to do so will depend upon multiple factors, including the availability of alternatives such as partnerships or joint ventures with others. In addition, we may have unanticipated or unforeseen costs in connection with the deployment of LTE and the maintenance of our network. If we pursue further facilities-based coverage, we expect that we would likely be required over time to acquire or access additional spectrum or take other actions to enable us to provide LTE at service levels that would meet future customer expectations. We currently own an average of 23 MHz of spectrum in the markets we operate, which generally includes an initial spectrum reserve that we could use to deploy LTE. The national wireless carriers against which we compete generally have greater spectrum capacity than we do in the markets in which we would launch LTE. Because the efficiency of an LTE network and the peak speeds that it can deliver depend upon the amount of contiguous spectrum that is available, competitors who have access to more spectrum than we do are likely to offer faster speeds for their next-generation services or operate those networks more efficiently than we could. As a result, we may be required to take various actions to meet consumer demand, including acquiring additional spectrum, entering into third-party wholesale or roaming arrangements, leasing additional cell sites, spending additional capital to deploy equipment or other actions. We cannot assure you that we would be able to take any of these actions at reasonable costs, on a timely basis or at all.

We recently entered into a nationwide roaming agreement for LTE services. In addition, we have also amended our wholesale agreement to enable us to provide LTE services. We cannot guarantee that we will be able to maintain or renew these arrangements or enter into additional agreements on a cost-effective basis. There are also risks that other wireless carriers on whose networks our customers roam may change their technology to other technologies or pursue standards that are incompatible with ours. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected.

We cannot predict which of the many possible future technologies, standards, products or services will be important to maintain our competitive position. The evolutionary path that we have selected or may select in the future for LTE or other technologies may not be demanded by customers or provide the advantages that we expect. If such services are not broadly adopted within the industry or commercially accepted by our customers, our revenues and competitive position could be materially and adversely affected. In addition, the cost of implementing or competing against alternative or future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

We expect that we will likely be required to acquire or access additional spectrum in the future to satisfy increasing demand for data and mobile broadband services, to maintain an acceptable grade of service and to provide or support new services or technologies to meet increasing customer demands. We cannot assure you that additional spectrum will become available at auction or in the after-market at a reasonable cost, or at all, or that we will have sufficient capital resources, or the capacity to raise sufficient capital resources, to acquire additional spectrum that we may require to meet customer demands and remain competitive. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, which may make it less attractive or uneconomical for us. If we are unable to acquire or obtain access to additional spectrum in the future to meet customer demands, such inability may materially and adversely affect our competitive position and our business, financial condition and results of operations.

We Rely Heavily on Third Parties to Provide Specialized Services; a Failure or Inability by Such Parties to Provide the Agreed Upon Products or Services Could Materially Adversely Affect Our Business, Results of Operations and Financial Condition.

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. Generally, there are multiple sources for the types of products and services we purchase or use. However, we currently rely on one key vendor for billing services, a single vendor to support the platform for our Muve Music service, a single vendor for the operation of our network operations center, a limited number of vendors for voice and data communications transport services and a limited number of vendors for payment processing services. We have also entered into an inventory logistics and supply chain outsourcing arrangement with a third party to manage the planning, purchasing and fulfillment of handsets and other devices. We have also recently entered into new outsourcing agreements to transition various network operations, IT and service desk functions to new vendors.

In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors, service providers or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply or provide services to us in the future, or if we experience delays, disruptions or service degradation during any transition to a new outsourcing provider or other vendor, our business could be severely disrupted. In addition, the costs and time lags that can be associated with transitioning from one supplier or service provider to another could cause further disruptions if we were required to replace the products or services of one or more major suppliers or service providers with those from another source, especially if the replacement became necessary on short notice. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

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

Media reports have suggested that the use of wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Certain class action lawsuits have been filed in the industry claiming damages for alleged health problems arising from the use of wireless handsets. We are currently a defendant in a matter brought by an individual alleging that one of our wireless handsets caused brain cancer. The World Health Organization's International Agency for Research of Cancer has also stated that exposure to wireless handsets may be carcinogenic. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, anti-lock brakes, hearing aids and other medical devices, and the FCC recently indicated that it plans to gather additional data regarding wireless handset emissions. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated.

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

There also are some safety risks associated with the use of wireless devices while operating vehicles or equipment. Concerns over these safety risks and the effect of any legislation, rules or regulations that have been and may be adopted in response to these risks could limit our ability to sell our wireless service.

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

During recent years, we have upgraded a number of our significant, internal business systems, including implementing a new customer billing system, a new inventory management system and a new point-of-sale system.

The implementation of significant new systems often involves delays and disruptions in connection with the transition to and operation of the new systems. From time to time after the launch of our customer billing system in the second quarter of 2011, we experienced intermittent disruptions with certain aspects of the system, which limited our ability to activate new customers and to provide account services to current customers. We believe that these system issues had the effect of reducing our gross customer additions and increasing churn. Although we believe that we largely identified and remedied the causes of these disruptions, we cannot assure you that we will not experience additional disruptions with our customer billing system in the future. Future significant difficulties in operating our customer billing system or other new systems could materially impact our ability to attract and retain customers or to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience decreased gross customer additions, higher churn, reduced revenues and increased costs or could suffer a material weaknesses in our internal control over financial reporting, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

In addition, we cannot guarantee that our new systems will improve our business operations, including our ability to manage and control device inventories. We implemented the inventory management system to assist us with the planning, purchasing and fulfillment of handsets and other devices. Prior to entering into this arrangement, we experienced inventory shortages from time to time, most notably with certain of our strongest-selling devices, and these shortages had the effect of limiting customer activity. There can be no assurance that this new agreement will improve device inventory management or that we will not experience inventory shortages in the future. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

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

We Use Equipment, Software, Technology and Content in the Operation of Our Business, Which May Subject Us to Third-Party Infringement Claims.

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
We generally seek to enter into indemnification agreements with the manufacturers, licensors and vendors who provide us with the equipment, software and technology that we use in our business to help protect us against possible infringement claims. However, we do not have indemnification arrangements with all of our partners and suppliers. In addition, to the extent that there is an indemnification arrangement in place, depending on the nature and scope of a possible claim, we may not be entitled to seek indemnification under the terms of the agreement. We also cannot guarantee that the financial condition of an indemnifying party would be sufficient to protect us against all losses associated with infringement claims or that we would be fully indemnified against all possible losses associated with a possible claim. In addition, our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business, which could have the effect of slowing or limiting our ability to introduce products and services to our customers. Moreover, we may be subject to claims that products, software and services provided by different vendors, which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier is valid or successful, it could materially adversely affect our business, financial condition or results of operations by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all) or requiring us to redesign our business operations or systems to avoid claims of infringement. In addition, infringement claims against our suppliers could also require us to purchase products and services at higher prices or from different suppliers and could adversely affect our business by delaying our ability to offer certain products and services to our customers.

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

In addition, legislative or regulatory action could be taken, which could limit our ability to use certain foreign vendors to supply us with equipment, materials or other services that we use in our business operations. For example, we previously purchased network equipment from a Chinese company, which is currently used to support approximately 20% of our covered POPs. Members of the U.S. Congress and certain regulatory agencies have raised concerns about American companies purchasing equipment and software from Chinese telecommunications companies, including concerns relating to alleged violations of intellectual property rights by Chinese companies and potential security risks posed by U.S. companies purchasing technical equipment and software from Chinese companies. In October 2012, the U.S. House of Representatives Permanent Select Committee on Intelligence issued a report asserting that network equipment manufactured by Chinese telecommunications companies poses a security threat to the United States and recommending the use of other network vendors. The report also recommends that Congress consider adopting legislation to address the purported risk posed by telecommunications companies with nation-state ties. Any legislative or regulatory requirement that restricts us from purchasing or utilizing equipment or software from Chinese or other foreign companies, or any determination that we otherwise make that it is advantageous for us to cease doing so, could require changes in our equipment procurement activities and business operations.

The DMCA prohibits the circumvention of technological measures or access controls employed by or on behalf of copyright owners to protect their copyrighted works. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt for three-year periods certain circumventing activities that might otherwise be prohibited by the statute. In July 2010, the Copyright Office granted an exemption to the DMCA to allow the circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the handset to another network. This exemption permitted locked handsets purchased from one wireless carrier to be unlocked and then activated on another carrier's network. On October 28, 2012, the Copyright Office issued a new exemption under the DMCA, which only permits the circumvention of software locks on handsets purchased before January 26, 2013. In order for locked devices purchased after this date to be connected to another carrier's network, the customer must obtain the prior carrier's consent to unlock the device. This new, narrowed exemption, and any further modification of the DMCA copyright exemption, could impact our ability to attract and activate new customers, which could have a material adverse impact on our business, financial condition or results of operations.

We participate in the federal government's Lifeline program, which provides support from the USF to subsidize discounted telecommunications services for qualified low-income consumers. In order to participate in the Lifeline program in any given state, a carrier must be designated as an ETC in that state. As of December 31, 2012, Cricket had been designated as an ETC in 27 states and the District of Columbia. In January 2012, the FCC adopted an order regarding the Lifeline program, the stated purpose of which is to streamline the administration of the program and to implement measures to curb perceived waste, fraud and abuse in the program. In addition, various states are considering or enacting rules with similar stated purposes as the FCC order. In connection with the FCC's order, among other things, we are required to have our Lifeline customers re-certify on an annual basis their eligibility to participate in the program. These requirements could result in the loss of Lifeline customers and associated funding from the USF if these customers fail to meet the FCC's eligibility standards or fail to respond to requests to re-certify their eligibility. Further, the FCC is developing a National Lifeline Accountability Database, the primary purpose of which will be to validate the identity of Lifeline customers and prevent Lifeline support from being provided to more than one eligible recipient per household in accordance with FCC regulations. While the timing of the deployment of the database is uncertain, its implementation and use could reduce the number of customers we could enroll in our Lifeline programs and thus reduce the amount of Lifeline funding we receive. In addition, the FCC could pursue enforcement action against us and impose monetary penalties if it were to conclude that we violated any of the Lifeline rules. In addition, future action by Congress, the FCC, or the states in which we have been designated as an ETC could reduce or eliminate the amount of Lifeline funding we receive for providing wireless service to certain qualifying low income customers, which could result in the loss of subscribers and the associated service revenue.

We previously invested in various entities that qualified as "very small business" designated entities under FCC regulations. The FCC's rules restricted our ability to acquire controlling membership interests in designated entities during the period that such entities were required to maintain their eligibility as a designated entity. The FCC has implemented rules and policies to ensure that only legitimate small businesses benefit from the designated entity program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. For example, designated entity structures are subject to a requirement that they seek approval for any event that might affect their ongoing eligibility (for example, changes in agreements that the FCC has previously reviewed), annual reporting requirements and a commitment by the FCC to audit each designated entity at least once during the license term. In addition, third parties and the federal government have in the past challenged certain designated entity structures, alleging violations of federal qui tam and other laws and seeking significant monetary damages. If we previously failed to comply with the FCC's designated entity rules, any such failure could lead to fines, and in extreme cases, license revocation, third-party lawsuits and/or criminal penalties. Federal court litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits with respect to our prior investments in designated entities could materially adversely affect our business, financial condition or results of operations.

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

Our recently-purchased 700 MHz A block license in Chicago is subject to a December 13, 2013 interim construction deadline. While we have been engaged in the first stages of development of this license to supplement our existing wireless capacity in this market, we must coordinate with the incumbent broadcaster on DTV Channel 51 in order to commence operations, and we may be delayed in our ultimate ability to construct facilities and operate on this spectrum. We thus expect to seek relief from the FCC from the interim construction benchmark and/or ask the FCC for relief from DTV interference protection requirements. If we are required to seek these types of relief from the FCC, it could delay or impede our ability to expand our service capacity in the Chicago market.

Wireless Licenses Comprise a Significant Portion of our Assets; Future Declines in the Fair Value of Our Licenses Could Result in Impairment Charges.
As of December 31, 2012, the carrying value of our wireless licenses (excluding assets held for sale) was approximately $1.9 billion. These assets by their nature, however, may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses. In addition, the amount that we could realize upon any sale of our wireless licenses could materially differ from their carrying value. Valuation swings could occur for a variety of reasons relating to supply and demand, including consolidation in the wireless industry that allows or requires carriers to sell significant portions of their spectrum holdings, a sudden, large sale of spectrum by one or more carriers, or a decline in market prices as a result of the sale prices in FCC auctions.
We assess potential impairments to our indefinite-lived intangible assets, including our wireless licenses, annually during the third quarter of each year. We also evaluate on a quarterly basis whether any triggering events or changes in circumstances have occurred subsequent to the annual impairment test that would indicate an impairment condition exists. We estimate the fair value of our wireless licenses primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions, pricing trends among historical wireless license transactions, our spectrum holdings within a given market relative to other carriers' holdings and qualitative demographic and economic information concerning the areas that comprise our markets. During the years ended December 31, 2011 and 2010, we recorded impairment charges of $0.4 million and $0.8 million, respectively, with respect to our wireless licenses. A significant impairment loss in any future period could have a material adverse effect on our operating income and on the carrying value of our wireless licenses on our balance sheet.

We Are Subject to Numerous Surcharges, Taxes and Fees from Federal, State and Local Governments, and the Applicability and Amount of These Fees Can Be Uncertain.

We calculate and remit surcharges, taxes and fees to numerous federal, state and local jurisdictions in connection with the services we provide. These fees include federal USF fees and common carrier regulatory fees. In addition, many state and local governments impose various surcharges, taxes and fees on our activities, including with respect to sales of our products and services and to our purchases of telecommunications services from various carriers. In many cases, the applicability and method of calculating these surcharges, taxes and fees may be uncertain, and our calculation, assessment and remittance of these amounts may be contested. In the event that we have incorrectly assessed and remitted amounts that were due, we could be subject to fines and penalties, which could materially impact our financial condition. In addition, although we remit applicable surcharges, taxes and fees that are due with respect to the services we provide, we do not recover these amounts (other than sales taxes) as additional charges from customers subscribing to our "all-inclusive" service plans, which are priced to include telecommunications taxes and certain other fees. In the event that federal, state and/or local municipalities were to significantly increase taxes and regulatory fees on our services or seek to impose new ones, it could have a significant adverse effect on our margins and financial and operational results.

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

The FCC has been considering whether a unified intercarrier compensation regime can or should be established for all traffic exchanged between carriers, including commercial mobile radio services carriers. The FCC has instituted a uniform, national bill-and-keep framework for telecommunications traffic exchanged with a local exchange carrier, which will be phased in under a multi-year transition period. There are also various other pending proceedings in the courts, at the FCC and before state regulatory bodies that may affect intercarrier compensation. New or modified intercarrier compensation rules, federal or state proceedings implementing or interpreting those rules and other judicial or regulatory decisions may increase the charges we are required to pay other carriers for terminating calls or transiting calls over telecommunications networks, increase the costs of, or make it more difficult to negotiate, new agreements with carriers, decrease the amount of revenue we receive for terminating calls from other carriers on our network, or result in significant costs to us for past and future termination charges. Any of these changes could have a material adverse effect on our business, financial condition and operating results.

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

Our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. In February 2012, we hired Robert A. Strickland as our executive vice president and chief technical officer. In May 2012, we hired Jerry V. Elliott as our executive vice president and CFO and in November 2012 appointed him as president and chief operating officer. In November 2012, we hired R. Perley McBride as our executive vice president and CFO.

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

We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Subject to certain requirements, we may "carry forward" our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. During the year ended December 31, 2012, $37.2 million of our state NOLs expired. At December 31, 2012, we had federal and state NOLs of approximately $2.6 billion and $2.0 billion, respectively (which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.0 billion, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

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

In our quarterly and annual reports (as amended) for the periods ended from December 31, 2006 through September 30, 2008, we reported a material weakness in our internal control over financial reporting, which related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings. In addition, we previously reported that certain material weaknesses in our internal control over financial reporting existed at various times during the period from September 30, 2004 through September 30, 2006. These material weaknesses included excessive turnover and inadequate staffing levels in our accounting, financial reporting and tax departments, weaknesses in the preparation of our income tax provision, and weaknesses in our application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures.

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

•	the commencement of or significant developments with respect to intellectual property or other litigation;

•	announcements of and bidding in auctions for new spectrum;

•	recruitment or departure of key personnel;

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 30% of Leap common stock as of February 1, 2013. Moreover, our five largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 65% of Leap common stock as of February 1, 2013. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statements register for resale 23,533,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 30% of Leap's outstanding common stock as of February 1, 2013. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

We Could Elect to Raise Additional Equity Capital, Which Could Dilute Existing Stockholders.

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

As of February 1, 2013, 79,134,930 shares of Leap common stock were issued and outstanding, and 5,508,696 additional shares of Leap common stock were reserved for issuance, including 3,444,075 shares reserved for issuance upon the exercise of outstanding stock options and deferred stock units under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 1,476,488 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 483,225 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 65,612 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 39,296 shares available for future issuance under our Amended and Restated Employee Stock Purchase Plan. On December 19, 2012, our board of directors approved an amendment to the Amended and Restated Employee Stock Purchase Plan to add 400,000 shares for issuance thereunder, subject to, and contingent upon, the approval of our stockholders, which approval will be requested at our Annual Meeting of Stockholders to be held in 2013.

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

In addition, we have registered all shares of common stock that we may issue under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, under our 2009 Employment Inducement Equity Incentive Plan and under our Amended and Restated Employee Stock Purchase Plan. When we issue shares under these stock plans, they can be freely sold in the public market after the recipient satisfies any vesting period applicable to the shares. If any of Leap's stockholders causes a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales also could impede our ability to raise future capital.

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

In addition, under the indentures governing our secured and unsecured senior notes and convertible senior notes, if certain "change of control" events occur, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of secured or unsecured senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. In addition, our Credit Agreement provides for an event of default upon the occurrence of a change of control. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" of this report.

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

As of December 31, 2012, we leased approximately 9,700 cell sites, 23 switching centers and four warehouse facilities (which range in size from approximately 4,000 square feet to 18,000 square feet). In addition, we had 48 office leases in our individual markets that range from approximately 500 square feet to approximately 40,000 square feet. We also leased approximately 230 retail locations in our markets, including stores ranging in size from approximately 800 square feet to 11,000 square feet.

As of December 31, 2012, we leased office space totaling approximately 200,000 square feet for our corporate headquarters in San Diego. We use these offices for engineering and administrative purposes. As of such date, we also leased space, totaling approximately 130,000 square feet, for our facility in Denver for sales and marketing, product development, supply chain, engineering and information technology functions. We do not own any real property.

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

Item 4.	Mine Safety Disclosures

None.

PART II

FINANCIAL INFORMATION

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NASDAQ Global Select Market under "LEAP."

The following table sets forth the high and low closing prices per share of our common stock on the NASDAQ Global Select Market for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes.

	High($)	Low($)
Calendar Year - 2011
First Quarter	15.65	11.64
Second Quarter	17.20	14.72
Third Quarter	16.79	6.27
Fourth Quarter	9.45	5.83
Calendar Year - 2012
First Quarter	11.14	8.56
Second Quarter	8.78	4.78
Third Quarter	6.96	4.42
Fourth Quarter	7.59	5.18

On February 1, 2013, the last reported sale price of Leap common stock on the NASDAQ Global Select Market was $6.02 per share. As of February 1, 2013, there were 79,134,930 shares of common stock outstanding held by approximately 290 holders of record.

Dividends

Leap has not paid or declared any cash dividends on its common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. As more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms of our Credit Agreement and the indentures governing our secured and unsecured senior notes restrict our ability to declare or pay dividends. We intend to retain future earnings, if any, to fund our business operations. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

Item 6.	Selected Financial Data (in, thousands, except per share data)

The following selected financial data were derived from our audited consolidated financial statements. These tables should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues	$3,142,341	$3,071,131	$2,697,203	$2,481,321	$2,031,924
Operating income (loss)(1)	157,763	(25,352)	(450,738)	31,124	46,700
Loss before income taxes	(129,373)	(278,300)	(742,542)	(197,354)	(104,411)
Income tax expense	(57,904)	(39,377)	(42,513)	(40,609)	(38,970)
Net loss	(187,277)	(317,677)	(785,055)	(237,963)	(143,381)
Accretion of redeemable non-controlling interests, net of tax	(2,015)	3,050	(86,898)	(1,529)	(6,820)
Net loss attributable to common stockholders	$(189,292)	$(314,627)	$(871,953)	$(239,492)	$(150,201)
Loss per share attributable to common stockholders
Basic (2)	$(2.45)	$(4.11)	$(11.49)	$(3.30)	$(2.21)
Diluted (2)	$(2.45)	$(4.11)	$(11.49)	$(3.30)	$(2.21)
Shares used in per share calculations: (2)
Basic	77,283	76,534	75,917	72,515	68,021
Diluted	77,283	76,534	75,917	72,515	68,021

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$515,550	$345,243	$350,790	$174,999	$357,708
Short-term investments	159,426	405,801	68,367	389,154	238,143
Working capital	379,792	314,508	85,305	272,974	278,576
Total assets	4,967,260	5,152,690	4,834,823	5,377,481	5,052,857
Capital leases	42,896	34,823	10,307	12,285	13,993
Long-term debt	3,298,463	3,198,749	2,832,070	2,735,318	2,566,025
Total stockholders' equity	433,132	613,315	911,282	1,690,530	1,612,676

(1)
Refer to Note 5 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of the $477.3 million of non-cash impairment recorded within operating income (loss) during the year ended December 31, 2010.

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

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by our joint venture, STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% membership interest in its parent company STX Wireless, LLC, or STX Wireless. For more information regarding this venture, see "-Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions" below.

As of December 31, 2012, Cricket service was offered in 48 states and the District of Columbia across an extended area covering approximately 292 million POPs. As of December 31, 2012, we had approximately 5.3 million customers, and we owned wireless licenses covering an aggregate of approximately 136.7 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 96.2 million POPs as of December 31, 2012. The licenses we own provide an average of 23 MHz of coverage in our operating markets.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over an extended service area. We recently entered into an agreement with a national carrier for 4G LTE roaming services. In addition, we have also entered into a wholesale agreement, which we use to offer Cricket services in nationwide retailers outside of our current network footprint, and we recently amended that agreement to enable our customers to receive 4G LTE services. These arrangements have enabled us to offer enhanced Cricket products and services, strengthen our retail presence in our existing markets and expand our distribution nationwide. Since originally introducing products in nationwide retailers in September 2011, we have determined to focus our efforts on those retailers that we believe provide the most attractive opportunities for our business. As a result, we expect to reduce our total presence in the nationwide retail channel from approximately 13,000 locations at June 30, 2012 to approximately 5,000 locations by early 2013.

The foundation of our business is to provide unlimited, nationwide wireless services, and we design and market our products and services to appeal to customers seeking increased value. None of our services require customers to enter into long-term commitments or pass a credit check. The service plans we currently offer are "all-inclusive," with telecommunication taxes and certain fees included within the service plan price.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, VoIP service providers, traditional landline service providers, cable companies and mobile satellite service providers. The evolving competitive landscape negatively impacted our financial and operating results in 2012, including in the second, third and fourth quarters of 2012 when we experienced net customer losses. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. During the third quarter of 2012, we increased pricing on our devices in an effort to better manage our device subsidy and promote the addition of longer-tenured customers, although such changes have also had the effect of decreasing gross customer additions. We also introduced new pricing plans for our service offerings, which included new features such as visual voicemail on certain smartphones, enhanced international calling plans, and supplemental data packages, and we enhanced our Muve Music service, which is now offered for no additional cost in service plans for our Android-based smartphones. In addition, through a third party we have introduced a device leasing program in certain of our markets to help customers manage the cost of purchasing a handset, and we plan to expand the availability and type of handset financing programs we offer in 2013. The extent to which these initiatives and others we may introduce will positively impact our future financial and operational results will depend upon our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings, and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

We are continuing to pursue investment initiatives to enhance our network coverage and capacity. We are exploring cost-effective ways to deliver LTE services to additional customers in our network footprint, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. We have covered approximately 21 million POPs with next-generation LTE network technology and may cover up to an additional approximately 10 million POPs in 2013. Other investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. We intend to be disciplined as we pursue any investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, although during 2012 we experienced our lowest customer activity during the fourth quarter due, in part, to pricing changes we introduced in the third quarter which reduced the amount of subsidy we provide on devices. Based on historical results, we also generally expect churn to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base) and competitive actions, any of which may either offset or magnify certain seasonal effects. Customer activity can also be strongly affected by promotional and retention efforts that we undertake. For example, from time to time, we lower the price on select smartphones for customers who activate a new line of service and then transfer phone numbers previously used with other carriers. This type of promotion is intended to drive significant, new customer activity for our smartphone handsets and their accompanying higher-priced service plans. We also frequently offer existing customers the opportunity to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We also utilize retention programs to encourage existing customers whose service may have been suspended for failure to timely pay to continue service with us for a reduced or free amount. The design, size and duration of our promotional and retention programs vary over time in response to changing market conditions. We believe that our promotional and retention efforts, including those efforts described above, have generally provided and continue to provide important long-term benefits to us, including by helping us attract new customers for our wireless services or by extending the period of time over which customers use our services, thus allowing us to obtain additional revenue from handsets we have already sold. The success of any of these activities depends upon many factors, including the cost that we incur to attract or retain customers and the length of time these customers continue to use our services. Sales activity that would otherwise have been expected based on seasonal trends can also be negatively impacted by factors such as the billing system disruptions we experienced in 2011, promotional and retention efforts not performing as expected at various times in 2012, device quality issues, and the inventory shortages for or unavailability of certain of our strongest-selling devices we have experienced at various times.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. See "-Liquidity and Capital Resources" below.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These principles require us to make estimates and judgments that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities and our reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of deferred tax assets, long-lived assets and indefinite-lived intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates.

We believe that the following critical accounting policies and estimates involve a higher degree of judgment or complexity than others used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the operating results and financial position of Leap and its wholly-owned subsidiaries as well as the operating results and financial position of STX Wireless and its wholly-owned subsidiaries. We consolidate STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements also include the operating results and financial position of Savary Island Wireless, LLC, or Savary Island, and its wholly-owned subsidiaries prior to their merger with and into Cricket on December 28, 2012. Prior to October 1, 2012, we consolidated our non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island was a variable interest entity and, among other factors, we had entered into an agreement with Savary Island's other member that established a specified purchase price in the event that it exercised its right to sell its membership interest to us. On October 1, 2012, we acquired the remaining 15% controlling membership interest in Savary Island and Savary Island and its wholly-owned subsidiaries became direct and indirect wholly-owned subsidiaries, respectively, of Cricket.

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

In 2012, we entered into an arrangement with a third-party logistics provider to manage the planning, purchasing and fulfillment of handsets and other devices. The arrangement was structured, if fully implemented, to allow our third-party dealers and nationwide retailers to purchase handsets and other devices directly from the logistics provider, such that we, in most cases, would not hold title to, or have risk of loss for, the related device inventory shipped to our dealers. As a result, we would not record deferred equipment revenues or deferred charges on our balance sheet for the devices when shipped nor would we record equipment revenues or cost of equipment when these devices were activated. Amounts paid to the logistics provider would be recorded as deferred costs upon shipment of devices to the dealers and retailers and in cost of equipment when service is activated by the customer.

We amended the terms of the arrangement, effective December 1, 2012, such that our third-party dealers and nationwide retailers will no longer purchase handsets and other devices directly from the logistics provider. The logistics provider will continue to assist with the management of our supply chain efforts, including planning, purchasing and fulfillment. Prior to this amendment, during the fourth quarter of 2012, our third-party dealers and nationwide retailers purchased and sold approximately $20.5 million of handsets and other devices from the logistics provider.

Through another third-party provider, our customers may elect to participate in an extended warranty program for devices they purchase. We recognize revenue on replacement devices sold to its customers under the program when the customer purchases the device.

We participate in the federal government's Lifeline program and are designated as an eligible telecommunications carrier in certain states in which we provide wireless services. Under this program, we offer discounted wireless services to qualified customers and generally receive reimbursement for a portion of the subsidized services. We recognize revenue under this program only after amounts eligible for reimbursement have been determined and services have been rendered.

Sales incentives offered to customers and commissions and sales incentives offered to our third-party dealers are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return devices and accessories based on time and/or usage, and customer returns of devices and accessories have historically been insignificant.

Amounts that are billed in advance of customers' wireless service periods are not reflected in accounts receivable or deferred revenue since collectability of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to devices sold to third-party dealers, including nationwide retailers.

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that we provide to our customers. The service plans we currently offer are "all-inclusive" of telecommunications and regulatory fees, in that we do not separately bill and collect amounts owed and remitted to government agencies from our customers. For our legacy service plans, which are not "all-inclusive," we separately bill and collect from our customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from our customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the years ended December 31, 2012, 2011 and 2010 the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $9.4 million, $32.6 million and $108.4 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

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

Depreciation and Amortization

Depreciation of property and equipment is applied using the straight-line method over the estimated useful lives of our assets once the assets are placed in service. The following table summarizes the depreciable lives (in years):

Depreciable Life
Network equipment:
Switches	5-10
Switch power equipment	15
Cell site equipment and site improvements	5-7
Towers	15
Antennae	5
Computer hardware and software	3-5
Furniture, fixtures, retail and office equipment	3-7

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

During the fourth quarter of 2012, in connection with our plans to reduce our previously planned network expansion activities and overall capital expenditures, certain projects relating to network design, site acquisition and other internal corporate initiatives were canceled. Therefore, we determined that certain capitalized amounts were no longer recoverable, and as such, recorded an impairment charge of $13.6 million during the fourth quarter of 2012, reducing the carrying value of those capitalized amounts to zero. Refer to Note 10 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for further discussion of the impairment charge. There were no other events or circumstances that occurred during the year ended December 31, 2012 that indicated the carrying value of any long-lived assets may not be recoverable.

There were no events or circumstances that occurred during the year ended December 31, 2011 that indicated the carrying value of any long-lived assets may not be recoverable.

In August 2010, we entered into a wholesale agreement, which we use to offer Cricket services in nationwide retailers outside of our current network footprint. This agreement has enabled us to strengthen our retail presence in our existing markets and expand our distribution nationwide, and provided us greater flexibility with respect to our network expansion plans. As a result, after entering into this wholesale agreement, we determined to spend an increased portion of our planned capital expenditures on the deployment of next-generation LTE technology and to defer our previously planned network expansion activities. As a result of these developments, costs for certain network, design, site acquisition and capitalized interest relating to the expansion of our network that had been previously accumulated in construction-in-progress were determined to be impaired and we recorded an impairment charge of $46.5 million during the third quarter of 2010.

Impairment of Indefinite-Lived Intangible Assets

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. In addition on a quarterly basis, we evaluate the triggering event criteria outlined in the authoritative guidance for intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. Our annual impairment test is conducted each year during the third quarter.

Wireless Licenses

We hold PCS, AWS and 700MHz wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS and 700MHz licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because we expect to provide wireless service using the relevant licenses for the foreseeable future. PCS, AWS and 700MHz licenses are routinely renewed for either no or a nominal fee and we have determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of our wireless licenses. On a quarterly basis, we evaluate the remaining useful lives of our indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, we would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. As of December 31, 2012 and 2011, the carrying value of our wireless licenses (excluding assets held for sale) was $1.9 billion and $1.8 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2012, wireless licenses with a carrying value of $136.2 million were classified as assets held for sale, as more fully described in "-Liquidity and Capital Resources," below.

For purposes of testing impairment, our wireless licenses in our operating markets are combined into a single unit of account because we believe that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Our non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in our operating markets. As of December 31, 2012, the carrying values of our operating and non-operating wireless licenses were $1,904.7 million and $42.6 million, respectively.

An impairment loss would be recognized on our operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses' aggregate carrying value exceeds their aggregate fair value. An impairment loss would be recognized on our non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license's carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the relevant wireless license and charged to results of operations. As more fully described below, the fair value of our wireless licenses was determined using Level 3 inputs in accordance with the authoritative guidance for fair value measurements.

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

In connection with our 2012 annual impairment test, the aggregate fair value and carrying value of our operating wireless licenses (excluding assets held for sale) were $2,415.0 million and $1,745.7 million, respectively, as of September 30, 2012. No impairment charges were recorded during the year ended December 31, 2012 or 2011 with respect to our operating wireless licenses as the aggregate fair value of these licenses exceeded their aggregate carrying value as of such dates. If the fair value of our operating wireless licenses had declined by 10%, we would not have recognized any impairment loss.

In connection with our 2012 annual impairment test, the aggregate fair value and carrying value of our non-operating wireless licenses (excluding assets held for sale) were $77.9 million and $42.6 million, respectively, as of September 30, 2012. We did not record any impairment charges during the year ended December 31, 2012 to reduce the carrying value of any non-operating wireless license to its estimated fair value. If the fair value of our non-operating wireless licenses had each declined by 10%, we would have recognized an impairment loss of approximately $0.1 million. We recorded an impairment charge of $0.4 million during the year ended December 31, 2011 to reduce the carrying value of certain non-operating wireless licenses to their estimated fair values.

We evaluated whether any triggering events or changes in circumstances occurred subsequent to the 2012 annual impairment test of our wireless licenses that indicate that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, we concluded that no triggering events or changes in circumstances had occurred.

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

Significant judgments are required in connection with the annual impairment test in order to estimate our fair value. We have generally based our determination of fair value primarily upon our average market capitalization for the month of August, plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. We considered the month of August to be an appropriate period over which to measure average market capitalization in 2012 because trading prices during that period reflected market reaction to our most recently announced financial and operating results, announced early in the month of August.

In conducting the annual impairment test during the third quarter of 2012, we applied a control premium of 30% to our average market capitalization. We believe that consideration of a control premium is customary in determining fair value and is contemplated by the applicable accounting guidance. We believe that our consideration of a control premium was appropriate because we believe that our market capitalization does not fully capture the fair value of our business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in our company. We determined the amount of the control premium as part of our third quarter 2012 testing based upon relevant transactional experience and an assessment of market, economic and other factors. Depending on the circumstances, the actual amount of any control premium realized in any transaction involving our company could be higher or lower than the control premium that we applied.

The carrying value of our goodwill was $31.9 million as of August 31, 2012. Based upon our annual impairment test conducted during the third quarter of 2012, the value of our net assets as of August 31, 2012 was $527.5 million and the fair value of our company, based upon our average market capitalization during the month of August and an assumed control premium of 30%, was $573.5 million. As such, we determined that no impairment condition existed and we were not required to perform the second step of the goodwill impairment test.

In the fourth quarter of 2012, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to the annual impairment test conducted in the third quarter of 2012. As part of this evaluation, we considered whether there had been any events or circumstances that would indicate it was more likely than not that our carrying value exceeded our fair value.  Based on this evaluation, we determined that the $106.4 million gain resulting from the spectrum swap with T-Mobile, which closed on October 1, 2012, constituted a triggering event due to the significant increase in our carrying value that resulted from the transaction. See "-Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions" below for additional information on the spectrum swap.  As such, we were required to perform an interim goodwill impairment test. In conducting the interim impairment test, we determined our fair value by using the average market capitalization during the month of October, which was selected because that was the month in which the spectrum swap transaction closed. Consistent with our annual impairment test conducted in the third quarter, we continued to apply a control premium of 30% to our average market capitalization. The carrying value of our goodwill was $31.9 million as of October 31, 2012. The value of our net assets as of October 31, 2012 was $528.0 million and our fair value, based upon the average market capitalization during the month of October and an assumed control premium of 30%, was $621.2 million. As such, we determined that no impairment condition existed on an interim basis and we were not required to perform the second step of the goodwill impairment test.

The closing price of Leap common stock was $6.65 on December 31, 2012 and Leap's market capitalization was above our book value as of such date. Since that time, the closing price of Leap common stock has ranged from a high of $7.05 per share to a low of $5.51 per share. If the price of Leap common stock continues to trade at or near current levels or certain triggering events were to occur, we may be required to perform the second step of our goodwill impairment test on an interim basis to determine the fair value of our net assets, which may require us to recognize a non-cash impairment charge for some or all of the $31.9 million carrying value of our goodwill.

Based upon our annual impairment test conducted during the third quarter of 2011, we determined that no impairment condition existed because the book value of our net assets as of August 31, 2011 was $676.1 million and the fair value of our company, based upon our average market capitalization during the month of August and an assumed control premium of 30%, was $848.4 million.

Based upon on our annual impairment test conducted during the third quarter of 2010, the book value of our net assets exceeded the fair value of our company, determined based upon our average market capitalization during the month of August 2010 and an assumed control premium of 30%. We therefore performed the second step of the assessment to measure the amount of any impairment. Under step two of the assessment, we performed a hypothetical purchase price allocation as if our company was being acquired in a business combination and estimated the fair value of our identifiable assets and liabilities. This step of the assessment indicated that the implied fair value of our goodwill was zero, as the fair value of our identifiable assets and liabilities as of August 31, 2010 exceeded the fair value of our company. As a result, we recorded a non-cash impairment charge of $430.1 million in the third quarter of 2010, reducing the carrying amount of our goodwill at that time to zero.

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

We periodically assess the likelihood that our deferred tax assets will be recoverable from future taxable income. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2012, we weighed the positive and negative factors and, at this time, we do not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of a $1.9 million Texas Margins Tax, or TMT, credit. Accordingly, at December 31, 2012 and 2011, we recorded a valuation allowance offsetting substantially all of our deferred tax assets. We will continue to monitor the positive and negative factors to assess whether we are required to continue to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

We have substantial federal and state NOLs for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of December 31, 2012, we had federal and state NOLs of approximately $2.6 billion and $2.0 billion, respectively, which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.0 billion, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

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

Our unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period. All of our tax years from 1998 to 2011 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of our 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

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

Customers for our Cricket PAYGo service generally have 60 days from the date they activated their account, were charged a daily or monthly access fee for service or last "topped-up" their account (whichever is later) to do so again, or they will have their account suspended for a subsequent 60-day period before being disconnected.

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

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations (in thousands, except percentages):

	Year Ended December 31,
					Change from Prior Year
	2012	% of Service Revenues	2011	% of Service Revenues	Dollars	Percent
Revenues:
Service revenues	$2,947,457		$2,829,281		$118,176	4.2%
Equipment revenues	194,884		241,850		(46,966)	(19.4)%
Total revenues	3,142,341		3,071,131		71,210	2.3%
Operating expenses:
Cost of service	1,034,167	35.1%	981,203	34.7%	52,964	5.4%
Cost of equipment	816,226	27.7%	817,920	28.9%	(1,694)	(0.2)%
Selling and marketing	349,970	11.9%	369,257	13.1%	(19,287)	(5.2)%
General and administrative	348,934	11.8%	355,529	12.6%	(6,595)	(1.9)%
Depreciation and amortization	625,596	21.2%	548,426	19.4%	77,170	14.1%
Impairments and other charges	39,399	1.3%	26,770	0.9%	12,629	47.2%
Total operating expenses	3,214,292	109.1%	3,099,105	109.5%	115,187	3.7%
Gain on sale, exchange or disposal of assets, net	229,714	7.8%	2,622	0.1%	227,092	*
Operating income (loss)	$157,763	5.4%	$(25,352)	(0.9)%	$183,115	*
* Percentage change is not meaningful.

	Year Ended December 31,
					Change from Prior Year
	2011	% of Service Revenues	2010	% of Service Revenues	Dollars	Percent
Revenues:
Service revenues	$2,829,281		$2,482,601		$346,680	14.0%
Equipment revenues	241,850		214,602		27,248	12.7%
Total revenues	3,071,131		2,697,203		373,928	13.9%
Operating expenses:
Cost of service	981,203	34.7%	840,635	33.9%	140,568	16.7%
Cost of equipment	817,920	28.9%	591,994	23.8%	225,926	38.2%
Selling and marketing	369,257	13.1%	414,318	16.7%	(45,061)	(10.9)%
General and administrative	355,529	12.6%	361,571	14.6%	(6,042)	(1.7)%
Depreciation and amortization	548,426	19.4%	457,035	18.4%	91,391	20.0%
Impairments and other charges	26,770	0.9%	477,327	19.2%	(450,557)	(94.4)%
Total operating expenses	3,099,105	109.5%	3,142,880	126.6%	(43,775)	(1.4)%
Gain (loss) on sale, exchange or disposal of assets, net	2,622	0.1%	(5,061)	(0.2)%	7,683	*
Operating loss	$(25,352)	(0.9)%	$(450,738)	(18.2)%	$425,386	*
* Percentage change is not meaningful.

The following tables summarize customer activity:

	Year Ended December 31,
	2012	2011	2010
Gross customer additions	2,334,383	2,991,352	3,219,485
Net customer additions (losses)	(637,229)	415,834	241,546
Weighted-average number of customers (1)	5,799,493	5,724,152	5,239,638
Total customers, end of period	5,296,784	5,934,013	5,518,179
__________
(1) At December 31, 2010, the weighted-average number of customers and total customers, end of period included approximately 323,000 customers contributed by various entities doing business as Pocket Communications, or Pocket, to STX Wireless in October 2010 in connection with the formation of our south Texas joint venture.

Gross Customer Additions

Gross customer additions for the year ended December 31, 2012 were 2,334,383 compared to 2,991,352 for the prior year. The 22.0% decrease in the number of gross customer additions was primarily attributable to increased competition and overall softness in the wireless industry. Additional contributors to the decrease in the number of gross customer additions included higher pricing on our devices, promotional activities that did not perform as expected, certain device quality and selection issues, our continued de-emphasis on Cricket Broadband, discontinuation of our daily PAYGo product and a narrowed focus on fewer nationwide retail partners.

Gross customer additions for the year ended December 31, 2011 were 2,991,352 compared to 3,219,485 for the prior year. The 7.1% decrease in the number of gross customer additions was primarily driven by changes we made to our product and service offerings in the second half of 2010, which eliminated the first free month of service we previously provided new customers and generally equalized the prices that new and existing customers paid for handsets. Prior to these changes, many existing customers who wished to replace or upgrade their handset would activate a new line of service to receive a discount on the handset as well as a free month of service and would then terminate their existing service, which had the effect of increasing our gross customer additions and churn. The year-over-year decrease in gross customer additions was also driven by expected decreases in the number of new Cricket Broadband customers due to increased device pricing, reduced marketing emphasis and increased network management initiatives. The year-over-year decrease was partially offset by an increase in the number of new voice customers as a result of customer acceptance of the "all-inclusive" service plans and smartphones that we introduced in the second half of 2010, as well as our new Muve Music service that we introduced in 2011.

Net Customer Additions (Losses)

Net customer losses for the year ended December 31, 2012 were 637,229 compared to net customer additions of 415,834 for the prior year. The change was primarily due to the decrease in gross customer additions discussed above and higher churn levels.

Net customer additions for the year ended December 31, 2011 were 415,834 compared to 241,546 for the prior year. The 72.2% increase in the number of net customer additions was primarily due to a decrease in customer churn of approximately 90 basis points, driven by customer acceptance of our "all-inclusive" service plans for Cricket wireless service and the smartphones that we introduced in the second half of 2010, as well as our new Muve Music service that we introduced in 2011, partially offset by an increase in the number of net customer deactivations for our Cricket Broadband service due to increased device pricing, reduced marketing emphasis and increased network management initiatives.

Service Revenues

Service revenues increased $118.2 million, or 4.2%, for the year ended December 31, 2012 compared to the prior year. This increase resulted from a 1.3% increase in the weighted-average number of customers and a 3.7% increase in ARPU, primarily due to increased uptake of higher-priced service plans for our smartphones and Muve Music service.

Service revenues increased $346.7 million, or 14.0%, for the year ended December 31, 2011 compared to the prior year. This increase resulted from a 9.2% increase in the weighted-average total number of customers due to customer growth in our existing markets and the contribution of approximately 323,000 customers by Pocket to STX Wireless in October 2010 in connection with the formation of our South Texas joint venture, as well as a 7.8% increase in ARPU. The increase in ARPU was primarily attributable to increased uptake of our higher-priced service plans for smartphones that we introduced in the second half of 2010 as well as the impact of our new Muve Music service, partially offset by a decrease in average total customers for our Cricket Broadband service and the elimination of certain late payment and reactivation fees in the second half of 2010.

Equipment Revenues

Equipment revenues decreased $47.0 million, or 19.4%, for the year ended December 31, 2012 compared to the prior year primarily due to an 8.9% decrease in the number of devices sold to new and upgrading customers, which was primarily due to our decreased gross customer additions in the current year period as discussed above.

Equipment revenues increased $27.2 million, or 12.7%, for the year ended December 31, 2011 compared to the prior year. This increase was primarily due to an 8.7% increase in the number of devices sold to new and upgrading customers as well as a 3.7% increase in average revenue per device sold. The increase in average revenue per device sold was primarily due to increased sales of our smartphones and Muve Music enabled devices that were launched in the second half of 2010.

Cost of Service

Cost of service increased $53.0 million, or 5.4%, for the year ended December 31, 2012 compared to the prior year. As a percentage of service revenues, such expenses increased to 35.1% from 34.7% in the prior year. Principal factors contributing to the increase in cost of service were the inclusion of Muve Music in service plans for our Android-based smartphones and increased roaming cost in connection with our unlimited nationwide service plans.

Cost of service increased $140.6 million, or 16.7%, for the year ended December 31, 2011 compared to the prior year. As a percentage of service revenues, cost of service was 34.7% compared to 33.9% in the prior year. Principal factors contributing to the increase in cost of service included increased telecommunications taxes due to both a 9.2% increase in the weighted-average total number of customers and increases in federal and state tax rates, our increased penetration in existing markets with higher tax rates and increased roaming costs in connection with the introduction of our unlimited nationwide service plans.

Cost of Equipment

Cost of equipment decreased $1.7 million, or 0.2%, for the year ended December 31, 2012 compared to the prior year primarily due to an 8.9% decrease in the number of devices sold, partially offset by a 9.6% increase in the average cost per device sold.

Cost of equipment increased $225.9 million, or 38.2%, for the year ended December 31, 2011 compared to the prior year. A 27.2% increase in the average cost per device sold was accompanied by an 8.7% increase in the number of devices sold. The increase in the average cost per device sold to new and upgrading customers during the period was largely attributable to our introduction of smartphones in 2010, as well as customer acceptance of our new Muve Music enabled devices in 2011.

Selling and Marketing Expenses

Selling and marketing expenses decreased $19.3 million, or 5.2%, for the year ended December 31, 2012 compared to the prior year. As a percentage of service revenues, such expenses decreased to 11.9% from 13.1% in the prior year. This percentage decrease was largely attributable to the increase in service revenues and the decrease in selling costs primarily due to the sale and transfer of select company-owned retail locations to indirect dealers, which lowered our fixed costs associated with store facilities and employee-related costs. These decreases were partially offset by the increase in advertising expense in the third quarter of 2012 associated with the launch of our new devices and service plans.

Selling and marketing expenses decreased $45.1 million, or 10.9%, for the year ended December 31, 2011 compared to the prior year. As a percentage of service revenues, such expenses decreased to 13.1% from 16.7% in the prior year. This percentage decrease was largely attributable to a 1.5% decrease in media and advertising costs as a percentage of service revenues, reflecting higher spending in the corresponding period of the prior year in connection with the launch of our new "all-inclusive" service plans and smartphones, as well as an increase in service revenues and consequent benefits of scale.

General and Administrative Expenses

General and administrative expenses decreased $6.6 million, or 1.9%, for the year ended December 31, 2012 compared to the prior year. As a percentage of service revenues, such expenses decreased to 11.8% from 12.6% in the prior year primarily due to continued benefits from our cost-management initiatives and the increase in service revenues.

General and administrative expenses decreased $6.0 million, or 1.7%, for the year ended December 31, 2011 compared to the prior year. As a percentage of service revenues, such expenses decreased to 12.6% from 14.6% in the prior year primarily due to continued benefits from our cost-management initiatives and the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $77.2 million, or 14.1%, for the year ended December 31, 2012 compared to the prior year. The increase in depreciation and amortization expense was due primarily to network upgrades, which related, in part, to our deployment of next-generation LTE technology.

Depreciation and amortization expense increased $91.4 million or 20.0%, for the year ended December 31, 2011 compared to the prior year. The increase in depreciation and amortization expense was due primarily to the expansion and upgrade of our network and corporate platforms as well as depreciation and amortization expense related to the assets that Pocket contributed to STX Wireless in connection with the formation of our South Texas joint venture in October 2010.

Impairments and Other Charges

During the year ended December 31, 2012, we incurred approximately $39.4 million in impairments and other charges related to reducing our cost structure and exiting certain activities. During the third quarter of 2012, we recorded approximately $14.8 million in severance expenses and related costs to implement our plan to reduce administrative and corporate support costs through a reduction in personnel. Additionally, in connection with our plans to reduce our previously planned network expansion activities and overall capital expenditures, certain plans for network design, site acquisition and internal corporate programming and development were canceled. Therefore, we determined that certain capitalized amounts were no longer recoverable, and as such, recorded an impairment charge of $13.6 million, writing the carrying value of those capitalized amounts down to zero. Additionally, in connection with the reduction in network expansion activities, we recognized restructuring charges of approximately $11.0 million primarily related to lease exit costs associated with cell sites that were no longer being developed or utilized.
During the year ended December 31, 2011, we incurred approximately $26.4 million of integration charges relating primarily to certain leased cell site and retail store locations contributed to our joint venture STX Wireless in the South Texas region that it no longer uses.

During the year ended December 31, 2010, we recorded impairments and other charges of approximately $477.3 million, primarily related to a goodwill impairment charge of $430.1 million, as a result of our annual impairment testing conducted during the third quarter of 2010. In addition we recorded an impairment charge of $46.5 million during the year ended December 31, 2010, as a result of our determination to spend an increased portion of our planned capital expenditures on the deployment of next-generation LTE technology and to defer our previously planned network expansion activities. These costs were previously included in construction-in-progress, for certain network design, site acquisition and interest costs capitalized during the construction period.

No impairment charges were recorded during the year ended December 31, 2012 with respect to our wireless licenses. As a result of our annual impairment testing of our wireless licenses conducted during the third quarters of 2011 and 2010, we recorded impairment charges of $0.4 million and $0.8 million, respectively, to reduce the carrying value of certain non-operating wireless licenses to their fair value. No such impairment charges were recorded with respect to our operating wireless licenses for either period, as the aggregate fair values of these licenses exceeded their aggregate carrying value.

Gain (Loss) on Sale, Exchange or Disposal of Assets, Net

Gain (loss) on sale, exchange or disposal of assets, net reflects the net gain or loss recognized upon the disposal of certain of our property and equipment and wireless licenses. During the year ended December 31, 2012, we recognized a net gain of $229.7 million. We recorded a gain of approximately $236.8 million related to the sale of spectrum to Verizon Wireless and exchange of spectrum with T-Mobile. For more information regarding these transactions, see the discussion below under "Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions." This gain was partially offset by a loss of approximately $7.2 million relating to the disposal of certain property and equipment.

We recognized a net gain of $2.6 million and net loss of $5.1 million during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, we recognized a non-cash gain on the exchange of wireless licenses of $20.5 million. Offsetting this gain were losses recognized on the disposal of certain of our property and equipment during the year.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations (in thousands):

	Year Ended December 31,
	2012	2011	Change
Equity in net income (loss) of investees, net	$(464)	$2,984	$(3,448)
Interest income	194	245	(51)
Interest expense	(268,232)	(256,175)	(12,057)
Other expense, net	—	(2)	2
Loss on extinguishment of debt	(18,634)	—	(18,634)
Income tax expense	(57,904)	(39,377)	(18,527)

	Year Ended December 31,
	2011	2010	Change
Equity in net income of investees, net	$2,984	$1,912	$1,072
Interest income	245	1,010	(765)
Interest expense	(256,175)	(243,377)	(12,798)
Other income (expense), net	(2)	3,209	(3,211)
Loss on extinguishment of debt	—	(54,558)	54,558
Income tax expense	(39,377)	(42,513)	3,136

Equity in Net Income (Loss) of Investees, Net

Equity in net income (loss) of investees, net reflects our share of net income or losses of regional wireless service providers in which we hold investments.

Interest Income

Interest income decreased $0.1 million and $0.8 million during the years ended December 31, 2012 and 2011, respectively, compared to the corresponding periods of the prior year. These decreases were primarily attributable to declines in interest rates from the corresponding periods of the prior year.

Interest Expense

Interest expense increased $12.1 million during the year ended December 31, 2012 compared to the prior year. The increase in interest expense resulted primarily from our issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011, as well as interest related to our entry into additional capital leases.

Interest expense increased $12.8 million during the year ended December 31, 2011 compared to the prior year. The increase in interest expense resulted primarily from our issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011. This increase was partially offset by the repurchase and redemption of all of our $1,100 million of 9.375% senior notes due 2014 using proceeds from our issuance of $1,200 million of 7.75% senior notes due 2020 in November 2010.

Other Income (Loss), Net

During the years ended December 31, 2012 and 2011, we recognized immaterial losses on the sale of certain of our investments in asset-backed commercial paper. During the year ended December 31, 2010, we recognized a gain of $3.2 million on the sale of certain of our investments in asset-backed commercial paper.

Loss on Extinguishment of Debt

On October 10, 2012, in connection with our entry into the Credit Agreement, we issued a notice of redemption to redeem all of our 10% unsecured senior notes due 2015 in accordance with the optional redemption provisions governing the notes at a redemption price of 105% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date. On November 9, 2012, we completed the redemption for a total cash payment of $324.5 million and the indenture governing the notes was satisfied and discharged in accordance with its terms. As a result of this redemption, we recognized a $18.6 million loss on extinguishment of debt during the year ended December 31, 2012, which was comprised of $15.0 million in redemption premium, $3.5 million in unamortized debt issuance costs and $0.1 million in professional fees.

During the year ended December 31, 2011, we did not have any extinguishment of debt.

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

Income Tax Expense

During the year ended December 31, 2012, we recorded income tax expense of $57.9 million compared to income tax expense of $39.4 million for the year ended December 31, 2011. The $18.5 million increase in income tax expense was primarily due to a $2.5 million increase in tax expense associated with the amortization of wireless licenses, a $5.7 million increase in tax expense from the deferred tax effects of our investment in STX Wireless, and a nonrecurring $19.9 million increase of tax expense associated with the reversal of deferred tax liabilities related to our wireless licenses, partially offset by a nonrecurring $9.5 million net tax benefit associated with the reversal of deferred tax liabilities related to our investment in Savary Island. Both nonrecurring items were primarily associated with the spectrum transactions that were consummated with Verizon Wireless in August 2012 and with T-Mobile in October 2012.

During the year ended December 31, 2011, we recorded income tax expense of $39.4 million compared to income tax expense of $42.5 million recognized in the corresponding period of the prior year. The decrease in income tax expense during the year ended December 31, 2011 compared to the prior year period was primarily due to a $23.3 million decrease in income tax expense due to the deferred tax effects of our joint venture investments, offset in part by a net $6.3 million increase in the current year associated with both the amortization of wireless licenses and the deferred tax effects of license exchange transactions entered into with T-Mobile. In addition, during the year ended December 31, 2010, we recorded a $15.5 million income tax benefit in connection with the impairment of our goodwill.

Unrestricted Subsidiaries

In July 2011, Leap's board of directors designated Cricket Music Holdco, LLC (a wholly-owned subsidiary of Cricket, or Cricket Music) and Cricket Music's wholly-owned subsidiary Muve USA, LLC, or Muve USA, as "Unrestricted Subsidiaries" under the indentures governing our senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as "Unrestricted Subsidiaries" under the Credit Agreement. Cricket Music and Muve USA hold certain hardware, software and intellectual property relating to our Muve Music service. During the years ended December 31, 2012 and 2011, Cricket Music and Muve USA had no operations or revenues. Therefore, the most significant components of the financial position and results of operations of our unrestricted subsidiaries were property and equipment and depreciation expense. As of December 31, 2012 and December 31, 2011, property and equipment of our unrestricted subsidiaries was approximately $4.9 million and $9.4 million, respectively. For the years ended December 31, 2012 and 2011, depreciation expense of our unrestricted subsidiaries was approximately $4.5 million and $2.2 million, respectively, resulting in a net loss of approximately $4.5 million and $2.2 million, respectively.

Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods presented (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$825,619	$786,772	$773,972	$755,978
Operating income (loss)	(15,803)	31,589	81,409	60,568
Net income (loss)	(94,334)	(45,987)	26,868	(73,824)
Net income (loss) attributable to common stockholders	(98,439)	(41,590)	25,015	(74,278)
Basic income (loss) per share attributable to common stockholders	(1.28)	(0.54)	0.32	(0.96)
Diluted income (loss) per share attributable to common stockholders	(1.28)	(0.54)	0.32	(0.96)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$779,914	$760,538	$763,279	$767,400
Operating income (loss)	(18,110)	12,337	(16,053)	(3,526)
Net loss	(86,440)	(58,442)	(94,125)	(78,670)
Net loss attributable to common stockholders	(96,211)	(65,211)	(68,830)	(84,375)
Basic loss per share attributable to common stockholders	(1.26)	(0.85)	(0.90)	(1.10)
Diluted loss per share attributable to common stockholders	(1.26)	(0.85)	(0.90)	(1.10)

Quarterly Results of Operations Data (Unaudited)

The following table presents our unaudited condensed consolidated quarterly statement of operations data for 2012, which has been derived from our unaudited condensed consolidated financial statements (in thousands):

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues:
Service revenues	$773,998	$751,285	$722,022	$700,152
Equipment revenues	51,621	35,487	51,950	55,826
Total revenues	825,619	786,772	773,972	755,978
Operating expenses:
Cost of service (exclusive of items shown separately below)	261,311	256,555	266,401	249,900
Cost of equipment	247,847	171,673	203,846	192,860
Selling and marketing	95,554	77,247	88,111	89,058
General and administrative	89,699	94,892	85,997	78,346
Depreciation and amortization	146,543	154,483	161,821	162,749
Impairments and other charges	—	—	14,753	24,646
Total operating expenses	840,954	754,850	820,929	797,559
Gain (loss) on sale, exchange or disposal of assets, net	(468)	(333)	128,366	102,149
Operating income (loss)	(15,803)	31,589	81,409	60,568
Equity in net income (loss) of investees, net	193	(59)	(203)	(395)
Interest income	29	28	62	75
Interest expense	(67,042)	(66,983)	(67,308)	(66,899)
Loss on extinguishment of debt	—	—	—	(18,634)
Income (loss) before income taxes	(82,623)	(35,425)	13,960	(25,285)
Income tax (expense) benefit	(11,711)	(10,562)	12,908	(48,539)
Net income (loss)	(94,334)	(45,987)	26,868	(73,824)
Accretion of redeemable non-controlling interests, net of tax	(4,105)	4,397	(1,853)	(454)
Net income (loss) attributable to common stockholders	$(98,439)	$(41,590)	$25,015	$(74,278)

Performance Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include ARPU, which measures average service revenue per customer; CPGA, which measures the average cost of acquiring a new customer; cash costs per user per month, or CCU, which measures the non-selling cash cost of operating our business on a per customer basis; churn, which measures turnover in our customer base; and adjusted operating income before depreciation and amortization, or OIBDA, which measures operating performance. ARPU, CPGA, CCU and adjusted OIBDA are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company's financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, which are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheets, consolidated statements of comprehensive income or consolidated statements of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, which are excluded from the most directly comparable measure so calculated and presented. See "Reconciliation of Non-GAAP Financial Measures" below for a reconciliation of ARPU, CPGA, CCU and adjusted OIBDA to the most directly comparable GAAP financial measures.

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

CPGA is selling and marketing costs (excluding applicable share-based compensation expense or benefit included in selling and marketing expense), and equipment subsidy (generally defined as cost of equipment less equipment revenue), less the net loss on equipment transactions and third-party commissions unrelated to customer acquisition, divided by the total number of gross new customer additions during the period being measured. The net loss on equipment transactions unrelated to customer acquisition includes the revenues and costs associated with the sale of wireless devices to existing customers as well as costs associated with device replacements and repairs (other than warranty costs, which are the responsibility of the device manufacturers). Third-party commissions unrelated to customer acquisition are commissions paid to third parties for certain activities related to the continuing service of customers. We deduct customers who do not pay the first bill they receive following initial activation from our gross customer additions in the month in which they are disconnected, which tends to increase CPGA because we incur the costs associated with a new customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless communications providers. Other companies may calculate this measure differently.

CCU is cost of service and general and administrative costs (excluding applicable share-based compensation expense or benefit included in cost of service and general and administrative expense) plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition (which includes the gain or loss on the sale of devices to existing customers, costs associated with device replacements and repairs (other than warranty costs which are the responsibility of the device manufacturers) and commissions paid to third parties for certain activities related to the continuing service of customers), less pass-through regulatory fees and telecommunications taxes, divided by the weighted-average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-

selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.

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

Adjusted OIBDA is a non-GAAP financial measure defined as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of: (gain)/loss on sale, exchange or disposal of assets, net; impairments and other charges; and share-based compensation expense or benefit. Adjusted OIBDA should not be construed as an alternative to operating income (loss) or net income (loss) as determined in accordance with GAAP, or as an alternative to cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity.

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

The following table shows metric information for 2012 (in thousands, except for ARPU, CPGA, CCU, and Churn):

	Three Months Ended				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
ARPU	$42.59	$41.64	$41.94	$42.73	$42.22
CPGA	$228	$296	$310	$363	$286
CCU	$24.55	$22.91	$24.11	$24.38	$23.98
Churn	3.3%	4.4%	4.8%	4.6%	4.3%
Adjusted OIBDA	$130,514	$190,834	$131,627	$148,191	$601,166

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

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Service Revenues	$773,998	$751,285	$722,022	$700,152	$2,947,457
Less pass-through regulatory fees and telecommunications taxes	(4,137)	(2,678)	(1,476)	(1,138)	(9,429)
Total service revenues used in the calculation of ARPU	$769,861	$748,607	$720,546	$699,014	$2,938,028
Weighted-average number of customers	6,025,427	5,992,047	5,727,212	5,453,288	5,799,493
ARPU	$42.59	$41.64	$41.94	$42.73	$42.22

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Selling and marketing expense	$95,554	$77,247	$88,111	$89,058	$349,970
Less share-based compensation (expense) benefit included in selling and marketing expense	(23)	(616)	300	317	(22)
Plus cost of equipment	247,847	171,673	203,846	192,860	816,226
Less equipment revenue	(51,621)	(35,487)	(51,950)	(55,826)	(194,884)
Less net loss on equipment transactions and third-party commissions unrelated to customer acquisition	(96,097)	(66,932)	(65,611)	(74,402)	(303,042)
Total costs used in the calculation of CPGA	$195,660	$145,885	$174,696	$152,007	$668,248
Gross customer additions	859,547	492,720	563,459	418,657	2,334,383
CPGA	$228	$296	$310	$363	$286

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Cost of service	$261,311	$256,555	$266,401	$249,900	$1,034,167
Plus general and administrative expense	89,699	94,892	85,997	78,346	348,934
Less share-based compensation (expense) benefit included in cost of service and general and administrative expense	717	(3,813)	(2,310)	(2,694)	(8,100)
Plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition	96,097	66,932	65,611	74,402	303,042
Less pass-through regulatory fees and telecommunications taxes	(4,137)	(2,678)	(1,476)	(1,138)	(9,429)
Total costs used in the calculation of CCU	$443,687	$411,888	$414,223	$398,816	$1,668,614
Weighted-average number of customers	6,025,427	5,992,047	5,727,212	5,453,288	5,799,493
CCU	$24.55	$22.91	$24.11	$24.38	$23.98

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (in thousands):

	Three Months Ended				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Operating income (loss)	$(15,803)	$31,589	$81,409	$60,568	$157,763
Plus depreciation and amortization	146,543	154,483	161,821	162,749	625,596
OIBDA	$130,740	$186,072	$243,230	$223,317	$783,359
Plus (gain) loss on sale, exchange or disposal of assets, net	468	333	(128,366)	(102,149)	(229,714)
Plus impairments and other charges	—	—	14,753	24,646	39,399
Plus share-based compensation expense (benefit)	(694)	4,429	2,010	2,377	8,122
Adjusted OIBDA	$130,514	$190,834	$131,627	$148,191	$601,166

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $675.0 million in unrestricted cash, cash equivalents and short-term investments as of December 31, 2012. We generated $182.4 million of net cash from operating activities during the year ended December 31, 2012, compared to $387.5 million during the year ended December 31, 2011. The decrease in net cash from operating activities was primarily attributable to changes in working capital. We expect cash generated from operations to continue to be a significant source of liquidity. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the operating and capital requirements for our current business operations and current investment initiatives until our senior secured notes mature in 2016. We expect that we will need to refinance all or substantially all of our $1.1 billion of senior secured notes due 2016 before they mature.

We intend in the near term to refinance and extend the maturities of all or substantially all of our senior indebtedness due between 2014 and 2016 if we are able to do so on favorable terms. There can be no assurance, however, that we will be able to refinance any of our indebtedness on favorable terms or at all.

Our current investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. In addition, we are exploring cost-effective ways to deliver LTE services to customers in our network footprint. We have deployed LTE across approximately 21 million POPs in our network footprint and may launch the service to up to an additional approximately 10 million POPs in 2013. In addition, we may enter into partnerships or joint ventures with others to supplement our facilities-based LTE network coverage. We intend to be disciplined as we consider investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications services. Total capital expenditures for 2013 are expected to be between $275 million and $325 million. For additional information regarding our projected capital expenditures for the next several years, see the discussion below under "-Capital Expenditures, Significant Acquisitions and Other Transactions".

In recent years, we have entered into agreements with significant purchase commitments, including an agreement with Apple to purchase an estimated $800 million of iPhone devices between June 2012 and June 2015 and an agreement with Sprint to purchase a minimum of $205 million of services between 2013 and 2015. Additional information regarding our purchase agreements with Apple and Sprint and other significant contracts and commitments we have entered into is set forth below under “-- Capital Expenditures, Significant Acquisitions and Other Transactions” and “-- Contractual Obligations”.

We determine our future capital and operating requirements and liquidity based upon our current and projected financial and operating performance, the scope of our investment initiatives and the extent of our contractual commitments. There are a number of risks and uncertainties (including those set forth in "Part I - Item 1A. Risk Factors" of this report) that could cause our financial and operating results and capital or liquidity requirements to differ materially from our projections. If our future financial and operating performance is materially less favorable than our current projections, or if our capital requirements materially increase, we will likely be required to generate additional capital resources. In such an event, we would seek to increase our liquidity through a number of actions, including refinancing our $250 million of 4.5% convertible senior notes due 2014 prior to maturity; selling assets, including spectrum not currently utilized in our business operations or other business assets; delaying or reducing operating and capital expenditures; or pursuing other capital markets activities.

We had $3,302 million in senior indebtedness outstanding as of December 31, 2012, which was comprised of $250 million in aggregate principal amount of 4.5% convertible senior notes due 2014, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016, $1,600 million in aggregate principal amount of 7.75% unsecured senior notes due 2020, and $400 million in aggregate principal amount of term loan borrowings outstanding under our Credit Agreement that mature in 2019, as more fully described below.

Although our significant outstanding indebtedness results in risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under our Credit Agreement and the indentures governing Cricket's secured and unsecured senior notes. In addition, because borrowings under our Credit Agreement bear interest at a floating rate, we review changes and trends in interest rates to evaluate possible hedging activities we could implement. We also regularly monitor the capital and credit markets for opportunities to refinance our existing indebtedness on favorable terms and extend the maturities of such indebtedness. As a result of the actions described above, and our expected cash generated from operations and other sources of liquidity, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

The following table shows cash flow information for the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	182,445	387,509	312,278
Net cash used in investing activities	(41,479)	(779,975)	(123,952)
Net cash provided by (used in) financing activities	29,341	386,919	(12,535)

Operating Activities

Net cash provided by operating activities decreased $205.1 million, or 52.9%, for the year ended December 31, 2012 compared to the corresponding period of the prior year. This decrease was primarily attributable to changes in working capital.

Net cash provided by operating activities increased $75.2 million, or 24.1%, for the year ended December 31, 2011 compared to the corresponding period of the prior year. This increase was primarily attributable to increased operating income, exclusive of non cash items such as depreciation and amortization, impairments and other charges and changes in working capital.

Investing Activities

Net cash used in investing activities was $41.5 million during the year ended December 31, 2012, which included the effects of the following transactions:

•	We purchased $434.4 million of property and equipment for the ongoing maintenance and development of our network and other business assets.

•	We made investment purchases of $367.5 million, offset by sales or maturities of investments of $613.6 million.

•	We received approximately $154.1 million in net proceeds from the sale of wireless licenses and operating assets.
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

Net cash used in investing activities was $124.0 million for the year ended December 31, 2010, which included the effects of the following transactions:

•	We purchased $398.9 million of property and equipment for the ongoing growth and development of markets in commercial operation and other internal capital projects.

•	We made investment purchases of $488.5 million, offset by sales or maturities of investments of $816.2 million.

•	We acquired certain assets from Pocket for approximately $40.7 million, which were contributed to our South Texas joint venture, STX Wireless.

Financing Activities

Net cash provided by financing activities was $29.3 million for the year ended December 31, 2012, which included the effects of the following transactions:

•
We entered into a Credit Agreement with respect to a $400 million senior secured term loan facility, which resulted in net proceeds of $396 million. The net proceeds from this borrowing were partially offset by the payment to redeem all of our $300 million in aggregate principal amount of outstanding 10.0% unsecured senior notes due 2015.

•	We made approximately $29.4 million in distributions and loans to Pocket in connection with our STX Wireless joint venture.

•	We repaid in full the remaining $21.9 million in principal amount of our non-negotiable promissory note.

•	We made a payment of approximately $5.3 million to acquire all of the remaining membership interests we did not previously own in Savary Island.

Net cash provided by financing activities was $386.9 million for the year ended December 31, 2011, which included the effects of the following transactions during the period:

•	We issued $400 million of additional 7.75% senior notes due 2020, which resulted in net proceeds of $396.8 million.

•	We prepaid approximately $23.6 million in principal amount of our non-negotiable promissory note.

•	We received proceeds of approximately $25.8 million from the sale lease-back financing related to certain of our telecommunications towers and related assets.

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

•	We made payments of $24.2 million to acquire all of the remaining membership interests we did not previously own in LCW Wireless, LLC, or LCW.

•	We made payments of $12.1 million to repay and discharge all amounts outstanding under LCW's former senior secured credit agreement.

•	We made payments of $53.5 million to acquire all of the remaining membership interests we did not previously own in Denali Spectrum, LLC, or Denali.

Credit Agreement

On October 10, 2012, Cricket entered into the Credit Agreement with respect to a $400 million senior secured term loan facility, which was fully drawn at closing and matures in October 2019. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate, or LIBOR, plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At December 31, 2012, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.80%. Borrowings under the Credit Agreement must be repaid in 27 quarterly installments of $1.0 million each, commencing on March 31, 2013, followed by a final installment of $373.0 million at maturity. Net proceeds from the term loan facility were used to redeem all of Cricket's $300 million in aggregate principal amount of outstanding 10.0% unsecured senior notes due 2015 and for general corporate purposes.

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
Borrowings under the Credit Agreement are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,600 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the obligations under the Credit Agreement.

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

Borrowings under the Credit Agreement are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, borrowings under the Credit Agreement are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On October 10, 2012, in connection with our entry into the Credit Agreement, we issued a notice of redemption to redeem all of our 10% unsecured senior notes due 2015 in accordance with the optional redemption provisions governing the notes at a redemption price of 105% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date. On November 9, 2012, we completed the redemption for a total cash payment of $324.5 million and the indenture governing the notes was satisfied and discharged in accordance with its terms. As a result of this redemption, we recognized a $18.6 million loss on extinguishment of debt during the year ended December 31, 2012, which was comprised of $15.0 million in redemption premium, $3.5 million in unamortized debt issuance costs and $0.1 million in professional fees.

Discharge of Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali, an entity in which the Company previously owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which was scheduled to mature on December 27, 2015. Interest on the outstanding principal balance of the note varied from year to year at rates ranging from approximately 5.0% to 8.3% and compounded annually. Under the note, Cricket's obligations under the note were secured on a first-lien basis by certain assets of Savary Island. As of December 31, 2011, $21.9 million in principal amount of indebtedness was outstanding under the note. On August 28, 2012, in connection with the sale of certain spectrum by Savary Island to Verizon Wireless that was secured by the noteholder's lien, Cricket repaid the balance of the non-negotiable promissory note in full and the non-negotiable promissory note was terminated and discharged.

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap's general unsecured obligations and rank equally in right of payment with all of Leap's existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap's subsidiaries' creditors, including under the Credit Agreement and the secured and unsecured senior notes described below. The notes are effectively junior to all of Leap's existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016, to the extent of the value of the assets securing such obligations.

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

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt, net in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2012, the effective interest rate on the notes was 7.92%, which includes the effect of the discount accretion.

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

The notes and the guarantees are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,600 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the notes and the guarantees.

The notes and the guarantees are secured on a first-priority basis, equally and ratably with the Credit Agreement and any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the senior secured notes indenture, Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the notes and under the Credit Agreement) of up to the greater of $1,500 million and 2.5 times Leap's consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters.

The notes and the guarantees are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

The notes may be redeemed, in whole or in part, at any time at a redemption price of 103.875% and 101.938% of the principal amount thereof if redeemed during the twelve months beginning on May 15, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on May 15, 2015 or thereafter, plus accrued and unpaid interest thereon to the redemption date.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt, net in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds we received in connection with the issuance of the additional notes was recorded in long-term debt, net in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2012, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.86% and 7.81%, respectively, both of which include the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

Fair Value of Financial Instruments and Non-Financial Assets

As more fully described in Note 4 to our consolidated financial statements included in "Part II — Item 8. Financial Statements and Supplementary Data" of this report, we apply the authoritative guidance for fair value measurements to our assets and liabilities. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of December 31, 2012 and December 31, 2011, none of our financial assets required fair value to be measured using Level 3 inputs. However, as more fully described in Note 4 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report, we have non-financial assets measured at fair value using Level 3 inputs on a non-recurring basis.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the year ended December 31, 2012, we incurred approximately $434.4 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance and development of our network and other business assets and the initial deployment of next-generation LTE network technology.

Total capital expenditures for 2013 are expected to be between $275 million and $325 million. These capital expenditures are primarily expected to support the ongoing maintenance and development of our network and other business assets, our deployment of LTE network technology and other capital projects.

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

We have deployed LTE network technology across approximately 21 million POPs and are exploring cost-effective ways to deliver LTE services to additional customers. We may deploy LTE across up to an additional approximately 10 million POPs in our network footprint in 2013 (with such potential plans included in our projected total capital expenditures for 2013 above). Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. In addition, we have entered into LTE roaming and wholesale arrangements and we may enter into partnerships or joint ventures with other carriers. We intend to be disciplined as we pursue delivery of additional LTE services to our customers and to remain focused on our position as a low-cost provider of wireless telecommunications. The extent to which we pursue additional facilities-based LTE coverage and the actual amount we spend will depend upon multiple factors, including the scope and pace of any deployment activities and the availability of partnerships or joint ventures with others.

Other Transactions

On November 26, 2012, we entered into an intra-market license exchange agreement with a subsidiary of T-Mobile USA, Inc., or T-Mobile, and Verizon Wireless involving various markets in Philadelphia, Wilmington and Atlantic City. Completion of the license exchange is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be transferred under the license exchange agreements have been classified in assets held for sale at their carrying value of $136.2 million in the consolidated balance sheets as of December 31, 2012.

On October 1, 2012, we assigned to various entities affiliated with T-Mobile spectrum in various markets in Alabama, Illinois, Missouri, Minnesota and Wisconsin in exchange for 10 MHz of additional AWS spectrum in Phoenix, Houston and two other Texas markets. The transactions also included intra-market exchanges between us and T-Mobile in Philadelphia, Wilmington, Atlantic City and various markets in Texas and New Mexico. We recognized a non-cash gain on the transaction of approximately $106.4 million related to the excess of the fair value over carrying value of the spectrum exchanged by us in the transaction.

On August 28, 2012, we purchased 12 MHz of 700 MHz A block spectrum in Chicago from Verizon Wireless for $204 million and we and Savary Island sold to Verizon Wireless excess PCS and AWS spectrum in various markets across the U.S for $360 million. We recognized a net gain of $130.4 million in connection with these transactions.

On November 30, 2011, we assigned 10 MHz of unused wireless spectrum in Indianapolis, IN, Minneapolis, MN and Syracuse, NY to various entities affiliated with T-Mobile as part of a license exchange transaction. In exchange, we received 10 MHz of additional wireless spectrum in seven existing Cricket markets in Texas, Colorado, Oklahoma and New Mexico. In connection with the closing of this transaction, we recognized a non-cash gain of approximately $20.5 million.

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

iPhone Purchase Commitment
In May 2012, we entered into a three-year iPhone purchase commitment with Apple. The commitment began upon our launch of sales of the iPhone in June 2012. Based on our current handset purchase and sales mix and current iPhone device pricing, we estimate that the commitment would require us to purchase approximately $800 million of iPhones, with annual commitments during the three-year period that increase moderately in the second and third years. We project that the minimum number of iPhones that we are required to purchase from Apple over the term of the commitment would represent 10% or less of the total number of handsets we expect to sell to new and upgrading customers over the period of the commitment and for approximately one year thereafter. However, the actual amount that we spend and the number of devices that we purchase over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device, future costs for the device, the success of our marketing and advertising efforts, customer demand for devices offered by other manufacturers and other factors.
At our current purchase rate, we project that we will purchase approximately one-half of our first-year minimum purchase commitment through June 2013, although the actual amount of our purchases will depend on the factors described above. If Apple were to require us to meet the annual minimum commitment in each of the three years of the contract term, we estimate that we would be required to purchase approximately $100 million of additional iPhones in mid-2013 above our current purchase rate, approximately $150 million of additional iPhones in mid-2014 above our current purchase rate and approximately $200 million of additional iPhones in mid-2015 above our current purchase rate. We believe, however, that we will be able to increase our current iPhone sales rate and purchase and sell the required minimum number of devices over the period of the commitment and for a subsequent inventory sell-through period not to exceed one year. We are pursuing a number of programs to expand sales volume, including exploring expanded device leasing and financing programs and working with Apple to increase our advertising and promotional programs to increase awareness of our iPhone offering. In addition, if Apple introduces an AWS-compatible version of the iPhone in the future, we will be able to sell the device in additional markets covering approximately 40% of our covered POPs. We also have the flexibility to modify the price at which we offer the iPhone to drive increased volume. In addition, it is possible that we and Apple could agree to revise the requirements under, or extend the term of, our purchase commitment, although our current capital and liquidity projections do not assume that such a modification will occur.
Wholesale Agreement

In August 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which we use to offer Cricket services in nationwide retailers outside of our current network footprint. The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, we pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. We have agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement, with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. We entered into an amendment to the wholesale agreement in February 2013 to enable us to purchase 4G LTE services. In addition, under the amendment, we can credit up to $162 million of revenue we provide Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue we provide to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.
Our obligation to provide the minimum purchase amount for any calendar year is subject to Sprint's compliance with specified covenants in the wholesale agreement. Based upon a review of information provided by us to Sprint, we informed Sprint that certain of those covenants had not been met in 2012 and that, as a result, we were not subject to the minimum purchase commitment for that year. Sprint disputed that assertion. In February 2013, the parties resolved the matter.
In addition, in the event we are involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc., or MetroPCS, either we (or our successor in interest) or Sprint may terminate the wholesale agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum purchase commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, being 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

In the event that we are involved in a change-of-control transaction with MetroPCS during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum purchase commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof. In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint's successor-in-interest.

STX Wireless Joint Venture

Cricket service is offered in South Texas by our joint venture STX Operations, which Cricket controls through a 75.75% membership interest in its parent company STX Wireless. The joint venture was created in October 2010 through the contribution by us and Pocket, of substantially all of our respective wireless spectrum and operating assets in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, we made payments to Pocket of approximately $40.7 million in cash.

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

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the years ended December 31, 2012 and 2011, we recorded a net accretion benefit of approximately $0.7 million and $8.9 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $9.1 million and $3.0 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the year ended December 31, 2012. During the year ended December 31, 2011, STX Wireless made similar pro-rata tax distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively. We recorded these tax distributions to Pocket as an adjustment to additional paid-in-capital in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

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

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of December 31, 2012, Pocket had approximately $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $64.5 million and $90.7 million as of December 31, 2012 and December 31, 2011, respectively.

In a separate transaction, on January 3, 2011, we acquired Pocket's customer assistance call center for $850,000. We accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

During 2011, we completed the integration of Cricket and Pocket operating assets in the South Texas region to enable the combined network and retail operations of the STX Wireless joint venture to operate more efficiently. During the year ended December 31, 2011, we incurred approximately $26.4 million, of such integration costs, which were recorded in impairments and other charges within our consolidated statements of comprehensive income.

Savary Island Venture

Cricket formerly owned an 85% non-controlling membership interest in Savary Island, which held wireless spectrum in the upper Midwest portion of the U.S. and which leased a portion of that spectrum to us. The remaining 15% controlling interest was held by Ring Island Wireless, LLC, or Ring Island. In May 2012, Ring Island exercised its right to put its entire controlling membership interest in Savary Island to Cricket, and in October 2012, Cricket acquired Ring Island’s 15% controlling interest for approximately $5.3 million in cash. In December 2012, Savary Island and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

Cricket, Savary Island and Savary Island's wholly-owned subsidiaries were party to an Amended and Restated Credit Agreement, dated as of December 27, 2010, or the Savary Island Credit Agreement, pursuant to which Savary Island had assumed approximately $211.6 million of the outstanding loans then owed to Cricket by a subsidiary of Denali in connection with the contribution of certain wireless spectrum by a subsidiary of Denali to Savary Island. Under the Savary Island Credit Agreement, Cricket had also agreed to loan Savary Island up to $5.0 million to fund its working capital needs. Immediately prior to Cricket’s acquisition of Ring Island’s controlling membership interest in Savary Island, the outstanding borrowings under the Savary Island Credit Agreement (including accrued interest), after giving effect to various repayments and debt cancellations made in connection with the closing of spectrum transactions involving Savary Island, totaled approximately $12.5 million. In connection with Cricket’s acquisition of Ring Island’s controlling membership interest, all remaining indebtedness under the Savary Island Credit Agreement was converted into equity in Savary Island and the Savary Island Credit Agreement and all related loan and security documents were terminated.

Contractual Obligations

The following table sets forth estimated amounts and timing of our minimum contractual payments as of December 31, 2012 for the next five years and thereafter (in thousands). Future events, including potential refinancing of our long-term debt, could cause actual payments to differ significantly from these amounts.

	2013	2014-2015	2016-2017	Thereafter	Total
Long-term debt(1)	$4,000	$258,000	$1,108,000	$1,980,000	$3,350,000
Capital leases(2)	9,492	18,039	12,299	16,344	56,174
Operating leases	266,301	521,980	386,820	334,897	1,509,998
Purchase obligations(3)	761,187	768,920	121,622	—	1,651,729
Contractual interest(4)	239,500	462,594	317,969	379,944	1,400,007
Total	$1,280,480	$2,029,533	$1,946,710	$2,711,185	$7,967,908
____________

(1)
Amounts shown for Cricket's long-term debt include principal only and exclude the effects of discount accretion on our $1,100 million of 7.75% senior secured notes due 2016, $1,600 million of 7.75% senior notes due 2020 and $400 million senior secured term loans under the Credit Agreement. Interest on the debt, calculated at the current interest rate, is stated separately.

(2)	Amounts shown for Cricket's capital leases include principal and interest.
(3)
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms including (a) fixed or minimum quantities to be purchased, (b) fixed, minimum or variable price provisions, and (c) the approximate timing of the transaction. These amounts exclude purchase orders already reflected in our current liabilities. These amounts also include our estimated purchase commitment with Apple for iPhones as discussed above under --"iPhone Purchase Commitment."

(4)	Contractual interest is based on the current interest rates in effect at December 31, 2012 for debt outstanding as of that date.

The table above does not include the following contractual obligations relating to STX Wireless: (1) Cricket's obligation to pay to Pocket, if Pocket exercises its right to sell its membership interest in STX Wireless to Cricket, an amount equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, which amount is estimated to be approximately $64.5 million as of December 31, 2012; and (2) STX Wireless' obligation to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30.0 million.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" or ASU 2012-02. ASU 2012-02 simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This new guidance is effective for us beginning in the first quarter of 2013 and will be applied prospectively. We anticipate that the adoption of this standard will not have a material impact on us or our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our senior secured, senior and convertible senior notes all bear interest at fixed rates and, accordingly, our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Agreement. As of December 31, 2012, we had $400 million in principal amount of outstanding borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest at LIBOR plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. Our primary interest rate under the Credit Agreement is LIBOR plus 3.50%. At December 31, 2012, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.80%. Assuming the outstanding balance under our Credit Agreement remained constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, by approximately $4.0 million.

As of December 31, 2011, all of our senior indebtedness bore interest at fixed rates, and accordingly our senior indebtedness did not expose us to market risk for changes in interest rates as of such date. The change during the year ended December 31, 2012 resulted from Cricket's entry into the Credit Agreement in October 2012 with respect to our $400 million senior secured term loan facility. which bears interest at a variable rate, the net proceeds of which were used to redeem all of our 10.0% unsecured senior notes due 2015 and for other general corporate purposes.

Our investment portfolio consists of highly liquid, fixed-income investments with contractual maturities of less than one year. The fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. Accordingly, we believe that a significant change in interest rates would not have a material effect on our investment portfolio.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Diego, California
February 22, 2013

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2012	December 31, 2011

Assets
Cash and cash equivalents	$515,550	$345,243
Short-term investments	159,426	405,801
Inventories	121,601	116,957
Deferred charges	60,963	57,979
Other current assets	139,242	134,457
Total current assets	996,782	1,060,437
Property and equipment, net	1,762,090	1,957,374
Wireless licenses	1,947,333	1,788,970
Assets held for sale (Note 6)	136,222	204,256
Goodwill	31,886	31,886
Intangible assets, net	24,663	41,477
Other assets	68,284	68,290
Total assets	$4,967,260	$5,152,690
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$396,110	$460,278
Current maturities of long-term debt	4,000	21,911
Other current liabilities	216,880	263,740
Total current liabilities	616,990	745,929
Long-term debt, net	3,298,463	3,198,749
Deferred tax liabilities	385,111	333,804
Other long-term liabilities	169,047	164,983
Total liabilities	4,469,611	4,443,465
Redeemable non-controlling interests	64,517	95,910
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 79,194,750 and 78,924,049 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	8	8
Additional paid-in capital	2,182,503	2,175,436
Accumulated deficit	(1,748,694)	(1,561,417)
Accumulated other comprehensive loss	(685)	(712)
Total stockholders' equity	433,132	613,315
Total liabilities and stockholders' equity	$4,967,260	$5,152,690

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Service revenues	$2,947,457	$2,829,281	$2,482,601
Equipment revenues	194,884	241,850	214,602
Total revenues	3,142,341	3,071,131	2,697,203
Operating expenses:
Cost of service (exclusive of items shown separately below)	1,034,167	981,203	840,635
Cost of equipment	816,226	817,920	591,994
Selling and marketing	349,970	369,257	414,318
General and administrative	348,934	355,529	361,571
Depreciation and amortization	625,596	548,426	457,035
Impairments and other charges (Note 10)	39,399	26,770	477,327
Total operating expenses	3,214,292	3,099,105	3,142,880
Gain (loss) on sale, exchange or disposal of assets, net	229,714	2,622	(5,061)
Operating income (loss)	157,763	(25,352)	(450,738)
Equity in net income (loss) of investees, net	(464)	2,984	1,912
Interest income	194	245	1,010
Interest expense	(268,232)	(256,175)	(243,377)
Other income (expense), net	—	(2)	3,209
Loss on extinguishment of debt	(18,634)	—	(54,558)
Loss before income taxes	(129,373)	(278,300)	(742,542)
Income tax expense	(57,904)	(39,377)	(42,513)
Net loss	(187,277)	(317,677)	(785,055)
Accretion of redeemable non-controlling interests and distributions, net of tax	(2,015)	3,050	(86,898)
Net loss attributable to common stockholders	$(189,292)	$(314,627)	$(871,953)
Loss per share attributable to common stockholders:
Basic	$(2.45)	$(4.11)	$(11.49)
Diluted	$(2.45)	$(4.11)	$(11.49)
Shares used in per share calculations:
Basic	77,283	76,534	75,917
Diluted	77,283	76,534	75,917
Other comprehensive income (loss):
Net loss	$(187,277)	$(317,677)	$(785,055)
Net unrealized holding gains (losses) on investments and other	27	(14)	(254)
Reclassification adjustment for losses included in net loss, net of tax	—	—	(1,457)
Comprehensive loss	$(187,250)	$(317,691)	$(786,766)

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(187,277)	$(317,677)	$(785,055)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	8,122	15,328	36,609
Depreciation and amortization	625,596	548,426	457,035
Accretion of asset retirement obligations	3,208	3,061	2,503
Non-cash interest items, net	13,514	13,178	11,446
Non-cash (gain) loss on extinguishment of debt	3,528	—	(2,040)
Deferred income tax expense	53,845	35,316	39,263
Impairments and other charges	13,640	377	477,327
(Gain) loss on sale, exchange or disposal of assets, net	(229,714)	(2,732)	5,061
Equity in net (income) loss of investees, net of cash dividends	464	3,628	(1,912)
Changes in assets and liabilities:
Inventories and deferred charges	(7,628)	(23,352)	(2,469)
Other assets	(9,735)	(40,970)	(16,791)
Accounts payable and accrued liabilities	(64,079)	87,668	63,120
Other liabilities	(53,989)	43,212	28,181
Impairments and other charges, to be settled in cash	12,950	22,046	—
Net cash provided by operating activities	182,445	387,509	312,278
Investing activities:
Acquisition of a business	—	(850)	(40,730)
Purchases of property and equipment	(434,395)	(441,656)	(398,894)
Change in prepayments for purchases of property and equipment	(1,940)	(9,944)	1,412
Purchases of wireless licenses and spectrum clearing costs	(5,596)	(4,880)	(13,319)
Proceeds from sales of wireless licenses and operating assets, net	154,068	5,070	—
Purchases of investments	(367,487)	(826,233)	(488,450)
Sales and maturities of investments	613,632	487,860	816,247
Purchase of membership units of equity investment	—	—	(967)
Dividend received from equity investee	—	11,606	—
Change in restricted cash	239	(948)	749
Net cash used in investing activities	(41,479)	(779,975)	(123,952)
Financing activities:
Proceeds from the issuance of long-term debt	396,000	396,772	1,179,876
Repayment of long-term debt	(321,911)	(23,589)	(1,118,096)
Payment of debt issuance costs	(5,645)	(7,269)	(1,308)
Purchase of non-controlling interest	(5,250)	—	(77,664)
Non-controlling interest contribution	—	—	5,100
Proceeds from issuance of common stock, net	959	1,346	1,535
Proceeds from sale lease-back financing	—	25,815	—
Payments made to joint venture partners	(29,407)	(3,108)	—
Other	(5,405)	(3,048)	(1,978)
Net cash provided by (used in) financing activities	29,341	386,919	(12,535)
Net increase (decrease) in cash and cash equivalents	170,307	(5,547)	175,791
Cash and cash equivalents at beginning of period	345,243	350,790	174,999
Cash and cash equivalents at end of period	$515,550	$345,243	$350,790

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2009	77,524,040	8	2,148,194	(458,685)	1,013	1,690,530
Components of comprehensive loss:
Net loss	—	—	—	(785,055)	—	(785,055)
Net unrealized holding losses on investments, net of tax	—	—	—	—	(254)	(254)
Less: reclassification adjustment for losses included in net loss, net of tax	—	—	—	—	(1,457)	(1,457)
Comprehensive loss						(786,766)
Share-based compensation expense	—	—	36,609	—	—	36,609
Accretion of redeemable non-controlling interests, net of tax	—	—	(86,898)	—	—	(86,898)
Issuance of common stock under share-based compensation plans, net of repurchases	913,269	—	1,535	—	—	1,535
Gain on formation of joint ventures, net of tax	—	—	56,272	—	—	56,272
Balance at December 31, 2010	78,437,309	8	2,155,712	(1,243,740)	(698)	911,282
Components of comprehensive loss:
Net loss	—	—	—	(317,677)	—	(317,677)
Net unrealized holding losses on investments, net of tax	—	—	—	—	(14)	(14)
Comprehensive loss						(317,691)
Share-based compensation expense	—	—	15,328	—	—	15,328
Accretion of redeemable non-controlling interests, net of tax	—	—	5,124	—	—	5,124
Issuance of common stock under share-based compensation plans, net of repurchases	486,740	—	1,346	—	—	1,346
Distributions to joint venture partners	—	—	(2,074)	—	—	(2,074)
Balance at December 31, 2011	78,924,049	8	2,175,436	(1,561,417)	(712)	613,315
Components of comprehensive loss:
Net loss	—	—	—	(187,277)	—	(187,277)
Net unrealized holding gains on investments, net of tax	—	—	—	—	27	27
Comprehensive loss						(187,250)
Share-based compensation expense	—	—	8,122	—	—	8,122
Accretion of redeemable non-controlling interests, net of tax	—	—	2,126	—	—	2,126
Issuance of common stock under share-based compensation plans, net of repurchases	270,701	—	960	—	—	960
Distributions to joint venture partners	—	—	(4,141)	—	—	(4,141)
Balance at December 31, 2012	79,194,750	8	2,182,503	(1,748,694)	(685)	433,132

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company

Leap Wireless International, Inc. ("Leap"), a Delaware corporation, together with its subsidiaries and consolidated joint ventures, is a wireless communications carrier that offers digital wireless services in the United States under the "Cricket®" brand. Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check. The Company's primary service is Cricket Wireless, which offers customers unlimited nationwide voice and data services for a flat monthly rate. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than through interest income and dividends, if any, from its subsidiaries.

Cricket service is offered by Cricket Communications, Inc. ("Cricket"), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by the Company's joint venture, STX Wireless Operations, LLC ("STX Operations"), which Cricket controls through a 75.75% membership interest in its parent company STX Wireless, LLC ("STX Wireless"). For more information regarding this venture, see "Note 6. Significant Acquisitions and Other Transactions."

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

Principles of Consolidation

The consolidated financial statements include the operating results and financial position of Leap and its wholly-owned subsidiaries as well as the operating results and financial position of STX Wireless and its wholly-owned subsidiaries. The Company consolidates STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements also include the operating results and financial position of Savary Island Wireless, LLC ("Savary Island") and its wholly-owned subsidiaries prior to their merger with and into Cricket on December 28, 2012. Prior to October 1, 2012, the Company consolidated its non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island was a variable interest entity and, among other factors, the Company had entered into an agreement with Savary Island's other member that established a specified purchase price in the event that it exercised its right to sell its membership interest to the Company. On October 1, 2012, the Company acquired the remaining 15% controlling membership interest in Savary Island and Savary Island and its wholly-owned subsidiaries became direct and indirect wholly-owned subsidiaries, respectively, of Cricket.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the years ended December 31, 2012, 2011 and 2010, all of the Company's revenues and long-lived assets related to operations in the United States.

Prior Year Revision
Prior year amounts have been revised to reflect the allocation of deferred rents between other long-term liabilities and other current liabilities. Net income and shareholders' equity were not affected by this revision.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In 2012, the Company entered into an arrangement with a third-party logistics provider to manage the planning, purchasing and fulfillment of handsets and other devices. The arrangement was structured, if fully implemented, to allow the Company's third-party dealers and nationwide retailers to purchase handsets and other devices directly from the logistics provider, such that the Company, in most cases, would not hold title to, or have risk of loss for, the related device inventory shipped to its dealers. As a result, the Company would not record deferred equipment revenues or deferred charges on its balance sheet for the devices when shipped nor would the Company record equipment revenues or cost of equipment when these devices were activated. Amounts paid to the logistics provider would be recorded as deferred costs upon shipment of devices to the dealers and retailers and in cost of equipment when service is activated by the customer.

The Company amended the terms of the arrangement, effective December 1, 2012, such that the Company's third-party dealers and nationwide retailers will no longer purchase handsets and other devices directly from the logistics provider. The logistics provider will continue to assist with the management of the Company's supply chain efforts, including planning, purchasing and fulfillment. Prior to this amendment, during the fourth quarter of 2012, the Company's third-party dealers and nationwide retailers purchased and sold approximately $20.5 million of handsets and other devices from the logistics provider.

Through a third-party provider, the Company's customers may elect to participate in an extended warranty program for devices they purchase. The Company recognizes revenue on replacement devices sold to its customers under the program when the customer purchases the device.

The Company participates in the federal government's Lifeline program and is designated as an eligible telecommunications carrier in certain states in which it provides wireless services. Under this program, the Company offers discounted wireless services to qualified customers and generally receives reimbursement for a portion of the subsidized services. The Company recognizes revenue under this program only after amounts eligible for reimbursement have been determined and services have been rendered.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts billed by the Company in advance of customers' wireless service periods are not reflected in accounts receivable or deferred revenue since collectability of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to devices sold to third-party dealers, including nationwide retailers.

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. The service plans the Company currently offers are "all-inclusive" of telecommunications and regulatory fees, in that the Company does not separately bill and collect amounts owed and remitted to government agencies from its customers. For the Company's legacy service plans, which are not "all-inclusive," the Company separately bills and collects from its customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from the Company's customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the years ended December 31, 2012, 2011 and 2010 the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $9.4 million, $32.6 million and $108.4 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Costs and Expenses

The Company's costs and expenses include:

Cost of Service. The major components of cost of service are: charges from other communications companies for long distance, roaming and content download services provided to the Company's customers; charges from other communications companies for their transport and termination of calls originated by the Company's customers and destined for customers of other networks; expenses for tower and network facility rent, engineering operations, field technicians and utility and maintenance charges; amounts paid to publishers and label partners in support of our Muve Music service, and salary and overhead charges associated with these functions; and regulatory fees and telecommunications taxes, including Universal Service Fund and E-911 fees.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference.

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations and has classified such amounts as restricted in its consolidated balance sheets. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of December 31, 2012, the Company had approximately $0.7 million and $11.4 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively. As of December 31, 2011, the Company had approximately $3.6 million and $8.8 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively.

Fair Value of Financial Instruments

The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance. See "Note 3. Fair Value of Financial Instruments and Non-Financial Assets" for further discussion regarding the Company's measurement of assets and liabilities at fair value.

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

The following table summarizes the depreciable lives for property and equipment (in years):

Depreciable Life
Network equipment:
Switches	5-10
Switch power equipment	15
Cell site equipment and site improvements	5-7
Towers	15
Antennae	5
Computer hardware and software	3-5
Furniture, fixtures retail and office equipment	3-7

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category and depreciation commences. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are attributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the years ended December 31, 2012 and 2011, the Company did not capitalize any interest to property and equipment.

In accordance with the authoritative guidance for accounting for costs of computer software developed or obtained for internal use, certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 31, 2012 and 2011, the Company capitalized internal use software costs of $74.4 million and $88.6 million, respectively, to property and equipment, and amortized internal use software costs of $76.7 million and $56.5 million, respectively.

Long-Lived Intangible Assets

The Company's long-lived intangible assets consist of trademarks and customer relationships. The Company's trademarks were recorded upon adoption of fresh-start reporting and are being amortized on a straight-line basis over their estimated useful lives of fourteen years. Customer relationships acquired in connection with the Company's acquisition of Hargray Wireless, LLC (“Hargray Wireless”) in 2008 and the formation of the STX Wireless joint venture in the fourth quarter of 2010 are amortized on an accelerated basis over a useful life of up to four years. Amortization expense for other intangible assets for the years ended December 31, 2012, 2011 and 2010 was $16.8 million, $23.4 million and $10.1 million, respectively. Estimated amortization expense for other intangible assets is $10.6 million for 2013, $4.6 million for 2014, $2.6 million for 2015, $2.6 million for 2016, $2.6 million for 2017 and $1.5 million thereafter.

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets, including property and equipment and long-lived intangible assets, when there is evidence that events or changes in circumstances indicate that their respective carrying values may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

During the fourth quarter of 2012, in connection with the Company's plans to reduce its previously planned network expansion activities and overall capital expenditures, certain projects relating to network design, site acquisition and other internal corporate initiatives were canceled. Therefore, the Company determined that certain capitalized amounts were no longer recoverable, and as such, recorded an impairment charge of $13.6 million during the fourth quarter of 2012, reducing the carrying value of those capitalized amounts to zero. There were no other events or circumstances that occurred during the year ended December 31, 2012 that indicated the carrying value of any long-lived assets may not be recoverable.

There were no events or circumstances that occurred during the year ended December 31, 2011 that indicated the carrying value of any long-lived assets may not be recoverable.

In August 2010, the Company entered into a wholesale agreement, which it uses to offer Cricket services in nationwide retailers outside of its current network footprint. This agreement has enabled the Company to strengthen its retail presence in its existing markets and expand its distribution nationwide, and provided greater flexibility with respect to the Company's network expansion plans. As a result, after entering into this wholesale agreement, the Company determined to spend an increased portion of its planned capital expenditures on the deployment of next-generation LTE technology and to defer its previously planned network expansion activities. As a result of these developments, costs for certain network, design, site acquisition and capitalized interest relating to the expansion of the Company's network that had been previously accumulated in construction-in-progress were determined to be impaired and the Company recorded an impairment charge of $46.5 million during the third quarter of 2010.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. In addition on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The Company's annual impairment test is conducted each year during the third quarter as further discussed in Note 5.

Wireless Licenses

The Company holds Personal Communications Services (“PCS”), Advanced Wireless Services (“AWS”) and 700 MHz wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are recorded at cost when acquired and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS and 700 MHz licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to provide wireless service using the relevant licenses for the foreseeable future. PCS, AWS and 700 MHz licenses are routinely renewed for either no or a nominal fee and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of the Company's wireless licenses. On a quarterly basis, the Company evaluates the remaining useful lives of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The Company also tests its wireless licenses for impairment on an annual basis in accordance with the authoritative guidance for intangible assets. The Company's annual impairment test is conducted each year during the third quarter. Refer to "Note 5. Wireless Licenses and Goodwill" for further discussion regarding the Company's impairment evaluation of wireless licenses.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of December 31, 2012 and 2011, goodwill of $31.9 million primarily represented the excess of the purchase price over the fair value of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture. Refer to "Note 6. Significant Acquisitions and Other Transactions" for further discussion of the Company's purchase price allocation and determination of goodwill. Goodwill is tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. The Company's annual impairment test is conducted each year during the third quarter. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. Refer to "Note 5. Wireless Licenses and Goodwill" for further discussion regarding the Company's goodwill impairment evaluation.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and for investments in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company's share of net earnings or losses of the investee. The Company's ownership interest in equity method investees ranges from approximately 6% to 20% of outstanding membership units. The carrying value of the Company's investments in its equity method investees was $10.6 million and $11.0 million as of December 31, 2012 and 2011, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company's share of earnings in its equity method investees (net of its share of their losses) was $(0.5) million, $3.0 million and $1.9 million, respectively.

On June 30, 2011, one of the Company's equity method investees declared a cash dividend and paid the dividend with funds borrowed under a third-party line of credit. The Company's share of the dividend based on its ownership percentage was $18.2 million and was received in full on July 1, 2011. In the consolidated statement of cash flows for the year ended December 31,

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2011, the Company presented the portion of the dividend equal to its share of accumulated profits (approximately $6.6 million) as cash from operating activities and the remainder (approximately $11.6 million) as cash from investing activities, as it represented a return of the Company's original investment.

The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the performance of the investee in relation to its business plan, the investee's revenue and cost trends, liquidity and cash position, market acceptance of the investee's products or services, any significant news that has been released regarding the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a reduction to the carrying value of its investment and a corresponding charge to the consolidated statements of comprehensive income.

Concentrations

The Company generally relies on one key vendor for billing and Muve Music royalty services, a limited number of vendors for device logistics, a limited number of vendors for its voice and data communications transport services and a limited number of vendors for payment processing services. Loss or disruption of these services could materially adversely affect the Company's business.

The networks the Company operates do not, by themselves, provide national coverage and it must pay fees to other carriers who provide roaming or wholesale services to the Company. The Company currently relies on roaming agreements with several carriers for the majority of its voice services and generally on one key carrier for its data roaming services. The Company has also entered into a wholesale agreement, which the Company uses to offer Cricket services in nationwide retailers outside of its current network footprint. If the Company were unable to obtain or maintain cost-effective roaming or wholesale services for its customers in geographically desirable service areas, the Company's competitive position, business, financial condition and results of operations could be materially adversely affected.

Operating Leases

Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other current or long-term liabilities in the consolidated balance sheets. Rent expense totaled $256.3 million, $260.6 million and $252.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Asset Retirement Obligations

The Company recognizes an asset retirement obligation and an associated asset retirement cost when it has a legal obligation in connection with the retirement of tangible long-lived assets. These obligations arise from certain of the Company's leases and relate primarily to the cost of removing its equipment from such lease sites and restoring the sites to their original condition. When the liability is initially recorded, the Company capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. The liability is initially recorded at its present value and is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is recorded in cost of service in the consolidated statements of comprehensive income. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in operating expenses in the consolidated statements of comprehensive income.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the Company's asset retirement obligations as of and for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Asset retirement obligations, beginning of year	$32,919	$31,663
Liabilities incurred	815	193
Liabilities assumed by STX Wireless in connection with the formation of the joint venture	—	(828)
Accretion expense	3,208	3,061
Decommissioned sites	(712)	(1,170)
Asset retirement obligations, end of year	$36,230	$32,919

Debt Issuance Costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of comprehensive income. Unamortized debt issuance costs are recorded in other assets or as a reduction of the respective debt balance, as applicable, in the consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $131.2 million, $115.8 million and $137.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Share-based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee's requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2012.

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

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2012, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $1.9 million Texas Margins Tax (“TMT”) credit. Accordingly, at December 31, 2012 and December 31, 2011, the Company recorded a valuation allowance offsetting substantially all of its deferred tax assets. The Company will continue to monitor the positive and negative factors to assess whether it is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company's tax provision. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

The Company has substantial federal and state NOLs for income tax purposes. Subject to certain requirements, the Company may “carry forward” its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of December 31, 2012, the Company had federal and state NOLs of approximately $2.6 billion and $2.0 billion, respectively, which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.0 billion, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

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

The Company's unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period. All of the Company's tax years from 1998 to 2011 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company's 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the years ended

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2012, 2011 and 2010, 8.4 million, 7.8 million and 9.4 million common share equivalents were excluded in the computation of diluted loss per share for those periods, respectively.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This new guidance is effective for the Company beginning in the first quarter of 2013 and will be applied prospectively. The Company anticipates that the adoption of this standard will not have a material impact on the Company or its consolidated financial statements.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of December 31, 2012 or December 31, 2011.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of December 31, 2012 and December 31, 2011 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of December 31, 2012 or December 31, 2011, other than the non-financial assets measured at fair value on a non-recurring basis discussed below.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of December 31, 2012 and December 31, 2011 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$126,617	$—	$126,617
Commercial paper	—	82,346	—	82,346
U.S. government or government agency securities	—	135,861	—	135,861
Total	$—	$344,824	$—	$344,824

	At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$224,383	$—	$224,383
Commercial paper	—	165,202	—	165,202
U.S. government or government agency securities	—	293,610	—	293,610
Total	$—	$683,195	$—	$683,195

Assets in the tables above are reported on the consolidated balance sheets as components of cash and cash equivalents, short-term investments, other current assets and other assets.

Unrealized gains (losses) are presented in accumulated other comprehensive loss within stockholders' equity in the consolidated balance sheets. Realized gains (losses) are presented in other income (expense), net in the consolidated statements of comprehensive income.

Cash Equivalents and Short-Term Investments

As of December 31, 2012 and December 31, 2011, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of December 31, 2012 and December 31, 2011 (in thousands):

	As of December 31, 2012
	Cost	Fair Value
Money market funds	$126,617	$126,617
Commercial paper	82,345	82,346
U.S. government or government agency securities	135,848	135,861
	$344,810	$344,824

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2011
	Cost	Fair Value
Money market funds	$224,383	$224,383
Commercial paper	165,201	165,202
U.S. government or government agency securities	293,626	293,610
	$683,210	$683,195

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,421.5 million and $3,073.6 million as of December 31, 2012 and 2011, respectively. The Company's debt was considered to be a Level 1 item for disclosure purposes.

Assets Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2012, non-financial assets with carrying value of $13.6 million accumulated in construction-in-progress had been reduced to a fair value of zero, resulting in an impairment charge of $13.6 million. There were no other non-financial assets that were measured and recorded at fair value on a non-recurring basis. As of December 31, 2011, non-financial assets that were measured and recorded at fair value on a nonrecurring basis consisted of non-operating wireless licenses in the amount of $9.1 million, the carrying value of which had been reduced to fair value during the year ended December 31, 2011, resulting in an impairment charge of $0.4 million. As discussed in Note 5, the Company recorded charges for the impairment of certain non-operating wireless licenses as of result of its 2011 annual impairment test. The fair value of the wireless licenses was determined using Level 3 inputs and the valuation techniques discussed therein.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	December 31, 2012	December 31, 2011
Other current assets:
Accounts receivable, net of allowances for bad debt of $1.3 million and $1.6 million, respectively(1)	$86,467	$86,736
Prepaid expenses	40,237	28,327
Other	12,538	19,394
	$139,242	$134,457
Property and equipment, net(2):
Network equipment	$3,348,122	$3,246,027
Computer hardware and software	526,348	455,873
Construction-in-progress	54,945	99,705
Other	109,400	111,510
	4,038,815	3,913,115
Accumulated depreciation	(2,276,725)	(1,955,741)
	$1,762,090	$1,957,374
Intangible assets, net:
Customer relationships	$50,435	$57,782
Trademarks	37,000	37,000
	87,435	94,782
Accumulated amortization of customer relationships	(40,528)	(33,704)
Accumulated amortization of trademarks	(22,244)	(19,601)
	$24,663	$41,477
Accounts payable and accrued liabilities:
Trade accounts payable	$143,931	$306,881
Accrued payroll and related benefits	67,539	66,229
Other accrued liabilities	184,640	87,168
	$396,110	$460,278
Other current liabilities:
Deferred service revenue(3)	$100,276	$113,768
Deferred equipment revenue(4)	36,471	43,793
Accrued sales, telecommunications, property and other taxes payable	4,267	22,380
Accrued interest	44,653	58,553
Other	31,213	25,246
	$216,880	$263,740
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

(2)
As of December 31, 2012 and December 31, 2011, approximately $45.8 million and $32.3 million of assets were held by the Company under capital lease arrangements, respectively. Accumulated amortization relating to these assets totaled $22.9 million and $18.5 million as of December 31, 2012 and December 31, 2011, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to devices sold to third-party dealers and nationwide retailers, which have not yet been purchased and activated by customers.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplementary Cash Flow Information (in thousands):

	December 31,
	2012	2011	2010
Cash paid for interest	$(268,186)	$(229,034)	$(244,123)
Cash paid for income taxes	$(4,043)	$(3,079)	$(2,810)
Supplementary disclosure of non-cash investing activities:
Contribution of wireless licenses	$—	$—	$2,381
Consideration provided for the acquisition of Pocket's business	$—	$—	$(99,894)
Net wireless licenses received in exchange transaction	$(106,877)	$(20,649)	$—
Assets acquired through capital leases	$(13,829)	$(1,749)	$—
Supplementary disclosure of non-cash financing activities:
Note issued as consideration for purchase of remaining interest in Denali Spectrum, LLC	$—	$—	$45,500

Note 5.	Wireless Licenses and Goodwill

Wireless Licenses

As of December 31, 2012 and 2011, the carrying values of the Company's wireless licenses (excluding assets held for sale) were $1.9 billion and $1.8 billion , respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2012 and 2011, wireless licenses with carrying values of $136.2 million and $204.3 million, respectively, were classified as assets held for sale. These related transactions are more fully described in "Note 6. Significant Acquisitions and Other Transactions".

For purposes of testing impairment, the Company's wireless licenses in its operating markets are combined into a single unit of account because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company's non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company's operating markets. As of December 31, 2012, the carrying values of the Company's operating and non-operating wireless licenses were $1,904.7 million and $42.6 million, respectively.

An impairment loss would be recognized on the Company's operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses' aggregate carrying value exceeds their aggregate fair value. An impairment loss would be recognized on the Company's non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license's carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the relevant wireless licenses and charged to results of operations. As more fully described below, the fair value of the Company's wireless licenses was determined using Level 3 inputs in accordance with the authoritative guidance for fair value measurements.

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

In connection with the Company's 2012 annual impairment test, the aggregate fair value and carrying value of the Company's operating wireless licenses (excluding assets held for sale) were $2,415.0 million and $1,745.7 million, respectively, as of September 30, 2012. No impairment charges were recorded during the years ended December 31, 2012 or 2011 with respect to the Company's operating wireless licenses as the aggregate fair value of these licenses exceeded their aggregate carrying value as

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of such dates. If the fair value of the Company's operating wireless licenses had declined by 10%, the Company would not have recognized any impairment loss.

In connection with the Company's 2012 annual impairment test, the aggregate fair value and carrying value of the Company's non-operating wireless licenses (excluding assets held for sale) were $77.9 million and $42.6 million, respectively, as of September 30, 2012. The Company did not record any impairment charges during the year ended December 31, 2012 to reduce the carrying value of any non-operating wireless license to its estimated fair value. If the fair value of the Company's non-operating wireless licenses had each declined by 10%, the Company would have recognized an impairment loss of approximately $0.1 million. The Company recorded an impairment charge of $0.4 million during the year ended December 31, 2011 to reduce the carrying value of certain non-operating wireless licenses to their estimated fair values.

The Company evaluated whether any triggering events or changes in circumstances occurred subsequent to the 2012 annual impairment test of its wireless licenses that indicate that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in the Company's business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personal or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, the Company concluded that no triggering events or changes in circumstances had occurred.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of December 31, 2012 and 2011, goodwill of $31.9 million, primarily represented the excess of the purchase price over the fair values of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless from Pocket in connection with the formation of the joint venture.

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

The following table summarizes the changes in the carrying amount of the Company's goodwill during the years ended December 31, 2012 and December 31, 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance, January 1	$31,886	$31,094
Goodwill acquired	—	560
Goodwill resulting from final Pocket purchase price adjustments	—	232
Ending balance, December 31	$31,886	$31,886

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The carrying value of the Company’s goodwill was $31.9 million as of August 31, 2012. Based upon its annual impairment test conducted during the third quarter of 2012, the book value of the Company’s net assets as of August 31, 2012 was $527.5 million and the fair value of the Company, based upon its average market capitalization during the month of August and an assumed control premium of 30%, was $573.5 million. As such, the Company determined that no impairment condition existed and was not required to perform the second step of the goodwill impairment test.

In the fourth quarter of 2012, the Company evaluated whether any triggering events or changes in circumstances had occurred subsequent to the annual impairment test conducted in the third quarter of 2012. As part of this evaluation, the Company considered whether there were any events or circumstances that would indicate it was more likely than not that the carrying value of the Company exceeded its fair value. Based on this evaluation, the Company determined that the $106.4 million gain resulting from the spectrum swap with T-Mobile, which closed on October 1, 2012, constituted a triggering event due to the significant increase in the Company's carrying value that resulted from the transaction. See "Note 6. Significant Acquisitions and Other Transactions" for additional information on the spectrum swap. As such, the Company was required to perform an interim goodwill impairment test. In conducting the interim impairment test, the Company determined its fair value by using the average market capitalization during the month of October, which was selected because that was the month in which the spectrum swap transaction closed.  Consistent with the Company's annual impairment test conducted in the third quarter, the Company continued to apply a control premium of 30% to its average market capitalization. The carrying value of the Company's goodwill was $31.9 million as of October 31, 2012. The value of the Company's net assets as of October 31, 2012 was $528.0 million and the fair value of the Company, based upon the average market capitalization during the month of October and an assumed control premium of 30%, was $621.2 million. As such, the Company determined that no impairment condition existed on an interim basis and the Company was not required to perform the second step of the goodwill impairment test.

The closing price of Leap common stock was $6.65 on December 31, 2012 and Leap's market capitalization was above the Company's book value as of such date. Since that time, the closing price of Leap common stock has ranged from a high of $7.05 per share to a low of $5.51 per share. If the price of Leap common stock continues to trade at or near current levels or certain triggering events were to occur, the Company may be required to perform the second step of its goodwill impairment test on an interim basis to determine the fair value of its net assets, which may require the Company to recognize a non-cash impairment charge for some or all of the $31.9 million carrying value of its goodwill.

Based upon the Company's annual impairment test conducted during the third quarter of 2011, it was determined that no impairment condition existed because the book value of the Company's net assets as of August 31, 2011 was $676.1 million and the fair value of the Company, based upon its average market capitalization during the month of August and an assumed control premium of 30%, was $848.4 million.

Note 6.	Significant Acquisitions and Other Transactions

Other Transactions

On November 26, 2012, the Company entered into an intra-market license exchange agreement with a subsidiary of T-Mobile USA, Inc., ("T-Mobile") and Cellco Partnership dba Verizon Wireless ("Verizon Wireless") involving various markets in Philadelphia, Wilmington and Atlantic City. Completion of the license exchange is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be transferred under the license exchange agreements have been classified in assets held for sale at their carrying value of $136.2 million in the consolidated balance sheets as of December 31, 2012.

On October 1, 2012, the Company assigned to various entities affiliated with T-Mobile spectrum in various markets in Alabama, Illinois, Missouri, Minnesota and Wisconsin in exchange for 10 MHz of additional AWS spectrum in Phoenix, Houston and two other Texas markets. The transactions also included intra-market exchanges between the Company and T-Mobile in Philadelphia,

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Wilmington, Atlantic City and various markets in Texas and New Mexico. The Company recognized a non-cash gain on the transaction of approximately $106.4 million related to the excess of the fair value over carrying value of the spectrum exchanged by the Company in this transaction.

On August 28, 2012, the Company acquired 12 MHz of 700 MHz A block spectrum in Chicago from Verizon Wireless for $204 million and the Company and Savary Island sold to Verizon Wireless excess PCS and AWS spectrum in various markets across the U.S. for $360 million. The Company recognized a net gain of $130.4 million in connection with these transactions.

On November 30, 2011, the Company assigned 10 MHz of unused wireless spectrum in Indianapolis, IN, Minneapolis, MN and Syracuse, NY to various entities affiliated with T-Mobile as part of a license exchange transaction. In exchange, the Company received 10 MHz of additional wireless spectrum in seven existing Cricket markets in Texas, Colorado, Oklahoma and New Mexico. In connection with the closing of this transaction, the Company recognized a non-cash gain of approximately $20.5 million.

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

STX Wireless Joint Venture

Cricket service is offered in South Texas by the Company's joint venture STX Operations, which Cricket controls through a 75.75% membership interest in its parent company STX Wireless. The joint venture was created in October 2010 through the contribution by the Company and Pocket of substantially all of their respective wireless spectrum and operating assets in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, the Company made payments to Pocket of approximately $40.7 million in cash.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the years ended December 31, 2012 and 2011, the Company recorded a net accretion benefit of approximately $0.7 million and $8.9 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $9.1 million and $3.0 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the year ended December 31, 2012. During the year ended December 31, 2011, STX Wireless made similar pro-rata tax distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively. The Company recorded these tax distributions to Pocket as an adjustment to additional paid-in-capital in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

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

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of December 31, 2012, Pocket had approximately $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $64.5 million and $90.7 million as of December 31, 2012 and 2011, respectively.

In a separate transaction, on January 3, 2011, the Company acquired Pocket's customer assistance call center for $850,000. The Company accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

During 2011, the Company completed the integration of Cricket and Pocket operating assets in the South Texas region to enable the combined network and retail operations of the STX Wireless joint venture to operate more efficiently. During the year ended December 31, 2011, the Company incurred approximately $26.4 million of such integration costs, which were recorded in impairments and other charges within the Company's consolidated statements of comprehensive income.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Savary Island Venture

Cricket formerly owned an 85% non-controlling membership interest in Savary Island, which held wireless spectrum in the upper Midwest portion of the U.S. and which leased a portion of that spectrum to us. The remaining 15% controlling interest was held by Ring Island Wireless, LLC ("Ring Island"). In May 2012, Ring Island exercised its right to put its entire controlling membership interest in Savary Island to Cricket, and in October 2012, Cricket acquired Ring Island’s 15% controlling interest for approximately $5.3 million in cash. In December 2012, Savary Island and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

Cricket, Savary Island and Savary Island's wholly-owned subsidiaries were party to an Amended and Restated Credit Agreement, dated as of December 27, 2010 (the "Savary Island Credit Agreement") pursuant to which Savary Island had assumed approximately $211.6 million of the outstanding loans owed to Cricket by a subsidiary of Denali Spectrum, LLC (“Denali”) in connection with the contribution of certain wireless spectrum by a subsidiary of Denali to Savary Island. Under the Savary Island Credit Agreement, Cricket had also agreed to loan Savary Island up to $5.0 million to fund its working capital needs. Immediately prior to Cricket’s acquisition of Ring Island’s controlling membership interest in Savary Island, the outstanding borrowings under the Savary Island Credit Agreement (including accrued interest), after giving effect to various repayments and debt cancellations made in connection with the closing of spectrum transactions involving Savary Island, totaled approximately $12.5 million. In connection with Cricket’s acquisition of Ring Island’s controlling membership interest, all remaining indebtedness under the Savary Island Credit Agreement was converted into equity in Savary Island and the Savary Island Credit Agreement and all related loan and security documents were terminated.

Note 7.    Arrangements with Variable Interest Entities and Joint Ventures

As described in Note 2, the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Prior to October 1, 2012, the Company consolidated its non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island was a variable interest entity and, among other factors, the Company had entered into an agreement with Savary Island's other member that established a specified purchase price in the event that it exercised its right to sell its membership interest to the Company. As described in Note 6, in October 2012, Cricket acquired the remaining 15% controlling membership interest in Savary Island that it did not previously own, and accordingly, Savary Island and its wholly owned subsidiaries became direct and indirect wholly owned subsidiaries of Cricket. Savary Island and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity, on December 28, 2012. As such, as of December 31, 2012, the Company did not consolidate any variable interest entities.

The aggregate carrying amount and classification of the assets and liabilities of Savary Island, excluding intercompany accounts and transactions, as of December 31, 2011 are presented in the table below (in thousands):

December 31, 2011
Assets
Cash and cash equivalents	$7,084
Wireless licenses	41,947
Assets held for sale (1)	85,190
Total assets	$134,221
Liabilities
Other current liabilities	$5
Total liabilities	$5

(1)	Represents the carrying value of wireless licenses sold by Savary Island to Verizon Wireless on August 28, 2012 under the license sale transaction discussed in Note 6.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance, January 1	$95,910	$104,788
Accretion of redeemable non-controlling interests, before tax	28	(7,844)
Purchase of membership units of non-controlling interests	(5,250)	—
Loans made to joint venture partner	(8,255)	—
Optional distribution made to joint venture partner	(16,243)	—
Other	(1,673)	(1,034)
Ending balance, December 31,	$64,517	$95,910

Note 8.	Unrestricted Subsidiaries

In July 2011, the Company's board of directors designated Cricket Music and Cricket Music's wholly-owned subsidiary Muve USA, LLC ("Muve USA") as "Unrestricted Subsidiaries" under the indentures governing Cricket's senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as "Unrestricted Subsidiaries" under the Credit Agreement. Muve USA holds certain hardware, software and intellectual property relating to Cricket's Muve Music service. The financial position and results of operations of Cricket Music and Muve USA are included in the Company's consolidated financial statements included in this report. Together with STX Wireless, Cricket Music and Muve USA and their subsidiaries are presented as "Non-Guarantors" within the Company's condensed consolidating financial statements included in Note 15.

As required by the Credit Agreement and the indentures governing Cricket's senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position as of December 31, 2012 and December 31, 2011 and results of operations of Cricket Music and Muve USA for the years ended December 31, 2012 and 2011 in the following tables separately (in thousands):

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1	$1
Property and equipment, net	4,937	9,435
Total assets	$4,938	$9,436
Liabilities and stockholders' equity
Other current liabilities	$5	$—
Stockholders' equity	4,933	9,436
Total liabilities and stockholders' equity	$4,938	$9,436

	Year Ended December 31,
	2012	2011
Revenues	$—	$—
Operating expenses:
Depreciation and amortization	4,497	2,225
Other	14	1
Total operating expenses	4,511	2,226
Operating loss	(4,511)	(2,226)
Net loss	$(4,511)	$(2,226)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9.	Long-Term Debt, Net

Long-term debt, net as of December 31, 2012 and December 31, 2011 was comprised of the following (in thousands):

	December 31, 2012	December 31, 2011
Convertible senior notes due 2014	$250,000	$250,000
Unsecured senior notes due 2015	—	300,000
Non-negotiable promissory note due 2015	—	21,911
Senior secured notes due 2016	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	(23,767)	(29,601)
Term loans under Credit Agreement	400,000	—
Unamortized discount on term loans under Credit Agreement	(3,892)	—
Unsecured senior notes due 2020	1,600,000	1,600,000
Unamortized discount on $1,600 million unsecured senior notes due 2020	(19,878)	(21,650)
	3,302,463	3,220,660
Current maturities of long-term debt	(4,000)	(21,911)
	$3,298,463	$3,198,749

Credit Agreement

On October 10, 2012, Cricket entered into a credit agreement (the "Credit Agreement") with respect to a $400 million senior secured term loan facility, which was fully drawn at closing and matures in October 2019. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At December 31, 2012, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.80%. Borrowings under the Credit Agreement must be repaid in 27 quarterly installments of $1.0 million each, commencing on March 31, 2013, followed by a final installment of $373.0 million at maturity. Net proceeds from the term loan facility were used to redeem all of Cricket's $300 million in aggregate principal amount of outstanding 10.0% unsecured senior notes due 2015 and other general corporate purposes.

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

Borrowings under the Credit Agreement are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,600 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the obligations under the Credit Agreement.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Borrowings under the Credit Agreement are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, borrowings under the Credit Agreement are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On October 10, 2012, in connection with the Company’s entry into the Credit Agreement, the Company issued a notice of redemption to redeem all of its 10.0% unsecured senior notes due 2015 in accordance with the optional redemption provisions governing the notes at a redemption price of 105% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date. On November 9, 2012, the Company completed the redemption for a total cash payment of $324.5 million and the indenture governing the notes was satisfied and discharged in accordance with its terms.

As a result of this redemption, the Company recognized a $18.6 million loss on extinguishment of debt during the year ended December 31, 2012, which was comprised of $15.0 million in redemption premium, $3.5 million in unamortized debt issuance costs and $0.1 million in related professional fees.

Discharge of Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC ("Denali"), an entity in which the Company previously owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which was scheduled to mature on December 27, 2015. Interest on the outstanding principal balance of the note varied from year to year at rates ranging from approximately 5.0% to 8.3% and compounded annually. Cricket's obligations under the note were secured on a first-lien basis by certain assets of Savary Island. As of December 31, 2011, $21.9 million in principal amount of indebtedness was outstanding under the note. On August 28, 2012, in connection with the sale of certain spectrum by Savary Island to Verizon Wireless that was secured by the noteholder's lien, Cricket repaid the balance of the non-negotiable promissory note in full and the non-negotiable promissory note was terminated and discharged.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap's general unsecured obligations and rank equally in right of payment with all of Leap's existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap's subsidiaries' creditors, including under the Credit Agreement and the secured and unsecured senior notes described below. The notes are effectively junior to all of Leap's existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016, to the extent of the value of the assets securing such obligations.

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

Senior Secured Notes Due 2016

In June 2009, Cricket issued $1,100 million of 7.75% senior secured notes due 2016 in a private placement to institutional buyers at an issue price of 96.134% of the principal amount, which notes were exchanged in December 2009 for identical notes that had been registered with the SEC. The $42.5 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt, net in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2012, the effective interest rate on the notes was 7.92%, which includes the effect of the discount accretion.

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

The notes and the guarantees are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,600 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap's $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the notes and the guarantees.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The notes and the guarantees are secured on a first-priority basis, equally and ratably with the Credit Agreement and any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the senior secured notes indenture, Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the notes and under the Credit Agreement) of up to the greater of $1,500 million and 2.5 times Leap's consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters.

The notes and the guarantees are effectively junior to all of Leap's, Cricket's and the guarantors' obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap's consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

The notes may be redeemed, in whole or in part, at any time, at a redemption price of 103.875% and 101.938% of the principal amount thereof if redeemed during the twelve months beginning on May 15, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months beginning on May 15, 2015 or thereafter, plus accrued and unpaid interest thereon to the redemption date.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt, net in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% unsecured senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds the Company received in connection with the issuance of the additional notes was recorded in long-term debt, net in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2012, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.86% and 7.81%, respectively, both of which include the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

Prior to October 15, 2013, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.750% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to October 15, 2015, Cricket may redeem the notes, in whole or in part, at a

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Maturities of Long-Term Debt

The aggregate maturities of the Company's long-term debt obligations, excluding the effects of discount accretion on its $1,100 million of 7.75% senior secured notes due 2016, its $1,600 million of 7.75% unsecured notes due 2020 and its $400 million secured term loan under the Credit Agreement are as follows (in thousands):

Years Ended December 31:
2013	$4,000
2014	254,000
2015	4,000
2016	1,104,000
2017	4,000
Thereafter	1,980,000
$3,350,000

The Company currently expects that it will be required to refinance all or substantially all of its $1,100 million of senior secured notes due 2016 before they mature. However, the Company cannot guarantee that it will be able to refinance all or any portion of its indebtedness prior to its maturity. If the Company is unable to repay or refinance its indebtedness as planned, it will likely be required to take additional actions to generate liquidity such as delaying or reducing capital expenditures, reducing operating expenses, selling assets or seeking additional equity capital. There can be no assurance, however, that the Company will be able to obtain sufficient funds to enable it to repay or refinance any of its indebtedness on commercially reasonable terms or at all.

Note 10.        Impairments and Other Charges

Impairments and other charges consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Goodwill impairment (Note 5)	$—	$—	$430,101
Wireless license impairment (Note 5)	—	377	766
Property and equipment impairment (Note 2)	13,640	—	46,460
Severance and restructuring activities	25,759	—	—
Post-acquisition charges (Note 6)	—	26,393	—
Impairments and other charges	$39,399	$26,770	$477,327

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the third quarter of 2012, the Company developed a plan to reduce administrative and corporate support costs through a reduction in personnel. As a result, the Company recorded a liability of approximately $14.8 million representing severance expense and related costs to implement the plan.

In the fourth quarter of 2012, the Company further developed its plan originally aimed at reducing administrative and corporate support costs to also include reductions in previously planned network expansion activities and capital expenditures. As a result, certain projects relating to network design, site acquisition and other internal corporate initiatives were canceled. The Company determined that the capitalized amounts relating to these canceled projects were no longer recoverable and as such, recorded an impairment charge of approximately $13.6 million during the fourth quarter, reducing the carrying value of these capitalized amounts to zero. Additionally, in connection with the reduction in network expansion activities, the Company recognized restructuring charges of approximately $11.0 million primarily related to lease exit costs associated with cellular sites that were no longer being developed or utilized.

The following table provides a rollforward of the impairments and other charges recorded as a component of accounts payable and accrued liabilities within the consolidated balance sheets:

	December 31, 2011	Accruals	Payments	December 31, 2012
Post acquisition charges	$22,046	$—	$(7,320)	$14,726
Severance	—	14,753	(4,876)	9,877
Restructuring activities	—	11,006	(613)	10,393
Total impairments and other charges, to be settled in cash	$22,046	$25,759	$(12,809)	$34,996

Note 11.	Income Taxes

The components of the Company's income tax provision are summarized as follows (in thousands):

	December 31,
	2012	2011	2010
Current provision:
Federal	—	$—	$—
State	4,059	3,595	3,250
Foreign	—	466	—
	4,059	4,061	3,250
Deferred provision:
Federal	50,544	32,229	35,337
State	3,301	3,087	3,926
Foreign	—	—	—
	53,845	35,316	39,263
	$57,904	$39,377	$42,513

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the consolidated statements of comprehensive income is summarized as follows (in thousands):

	December 31,
	2012	2011	2010
Amounts computed at statutory federal rate	(45,280)	$(97,405)	$(259,890)
Non-deductible expenses	477	376	505
State income tax expense, net of federal income tax impact	5,944	5,708	6,019
Net tax expense (benefit) related to ventures	(6,737)	(2,856)	18,352
Non-deductible share-based compensation	5,776	6,623	4,505
Non-deductible goodwill impairment	—	—	125,164
Other	—	(2,936)	—
Change in valuation allowance	97,724	129,867	147,858
	$57,904	$39,377	$42,513

The components of the Company's deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,008,492	$973,560
Wireless licenses	13,291	21,046
Capital loss carryforwards	—	3,031
Reserves and allowances	13,990	8,818
Share-based compensation	29,698	34,631
Deferred charges	49,898	53,835
Investments and deferred tax on unrealized losses	395	5,478
Intangible assets	15,502	18,545
Goodwill	28,546	30,869
Other	2,156	2,328
Gross deferred tax assets	1,161,968	1,152,141
Deferred tax liabilities:
Property and equipment	(222,260)	(302,373)
Other	(242)	(439)
Net deferred tax assets	939,466	849,329
Valuation allowance	(937,568)	(847,399)
Other deferred tax liabilities:
Wireless licenses	(378,876)	(317,682)
Investment in joint ventures	(1,653)	(10,236)
Net deferred tax liabilities	$(378,631)	$(325,988)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	As of December 31,
	2012	2011
Current deferred tax assets (included in other current assets)	6,480	$7,816
Long-term deferred tax liabilities	(385,111)	(333,804)
	$(378,631)	$(325,988)

Except with respect to the $1.9 million TMT credit outstanding as of December 31, 2012 and 2011, the Company established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company's historical operating losses. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period. Since it has recorded a valuation allowance against substantially all of its deferred tax assets, the Company carries a net deferred tax liability on its balance sheet. During the year ended December 31, 2012, the Company recorded a $90.2 million increase to its valuation allowance, which primarily consisted of $84.3 million and $5.9 million related to changes in the federal and state net operating loss carryforwards, respectively. During the year ended December 31, 2011, the Company recorded a $138.9 million increase to its valuation allowance, which primarily consisted of $124.6 million and $11.1 million related to changes in the federal and state net operating loss carryforwards, respectively.

At December 31, 2012, the Company estimated it had federal and state NOL carryforwards of approximately $2.6 billion and $2.0 billion, respectively (which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes). During the year ended December 31, 2012, $37.2 million of the Company's state NOLs expired. Included in the Company's federal and state net operating loss carryforwards are $24.6 million of losses which, when utilized, will increase additional paid-in capital by approximately $9.4 million.

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

The Company's unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period. All of the Company's tax years from 1998 to 2011 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of the Company's 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

Note 12.	Share-based Compensation

The Company allows for the grant of stock options, restricted stock awards and deferred stock units to employees, independent directors and consultants under its 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”) and its 2009 Employment Inducement Equity Incentive Plan (the “2009 Plan”). As of December 31, 2012, a total of 10,075,000 aggregate shares of common stock were reserved for issuance under the 2004 Plan and 2009 Plan, of which 1,195,419 shares of common stock were available for future awards. Certain of the Company's stock options and restricted stock awards include both a service condition and a market condition that relates only to the timing of vesting. These stock options and restricted stock awards generally vest in full four to five years from the grant date. Certain of these awards also provide for the possibility of annual performance-based accelerated vesting of a portion of the awards if the Company achieves specified performance conditions. In addition, the Company has granted stock options and restricted stock awards that vest periodically over a fixed term, usually four years, which awards do not contain any performance conditions. The Company has also granted deferred stock units that contain a service condition and, in some cases, a performance condition, which provides for the possibility of the issuance of underlying shares if the Company achieves specified performance targets. The shares underlying the deferred stock units generally vest in full three to four years from the grant date. Share-based awards also generally provide for accelerated vesting if there is a termination of service following a change in control (as defined in the 2004 Plan and the 2009 Plan). The stock options are exercisable for up to ten years from the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. No share-based compensation expense has been capitalized as part of inventory or fixed assets.

Stock Options

The estimated fair value of the Company's stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted (excluding options granted in connection with the stock option exchange program discussed below) during the years ended December 31, 2012, and 2011 was $4.95 and $6.22 per share, respectively, which was estimated using the following weighted-average assumptions:

	As of December 31,
	2012	2011
Expected volatility	71%	65%
Expected term (in years)	5.75	5.77
Risk-free interest rate	0.90%	1.04%
Expected dividend yield	—	—

The determination of the fair value of stock options using an option valuation model is affected by the Company's stock price, as well as assumptions regarding a number of complex and subjective variables. The Company calculates expected volatility through an analysis of its historical trading volatility. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options' vesting terms and remaining contractual life and employees' expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates at the end of the period in which the grant occurred appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company's stock option award activity as of and for the years ended December 31, 2012 and 2011 is as follows (in thousands, except per share data):

	Number of Shares (1)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	4,631	$40.73	5.94	$137
Options exercisable at December 31, 2010	2,308	$38.98	5.07	$—
Options granted	1,138	$10.47
Options forfeited	(2,620)	45.37
Options exercised	(2)	14.89
Options outstanding at December 31, 2011	3,146	$25.93	6.89	$1,012
Options exercisable at December 31, 2011	1,466	$34.71	4.79	$—
Options granted	1,453	$8.22
Options forfeited	(1,234)	36.59
Options exercised	—	—
Options outstanding at December 31, 2012	3,365	$14.38	6.82	$433
Options exercisable at December 31, 2012	1,222	$23.30	4.23	$—

(1) The stock options granted and forfeited activity for the year ended December 31, 2011 included the impact of our stock option exchange program as discussed below. The stock options forfeited activity for the year ended December 31, 2012 included options surrendered pursuant to the Surrender Agreements discussed below.

As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2012, total unrecognized compensation cost related to unvested stock options was $10.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Upon option exercise, the Company issues new shares of common stock. Cash received from stock option exercises was $0 and $32,730 during the years ended December 31, 2012 and 2011, respectively. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a valuation allowance on its deferred tax assets, as more fully described in Note 11.

On August 10, 2011, the Company launched a stock option exchange program pursuant to which the Company offered to exchange eligible outstanding stock options previously granted under the 2004 Plan and 2009 Plan issued to eligible Cricket employees for a lesser number of replacement options to be granted under the 2004 Plan, with an exercise price equal to the closing price of Leap common stock on the date of the replacement grant (the “Exchange Offer”). The Company completed the Exchange Offer on September 23, 2011. Options for an aggregate of approximately 1.6 million shares of Leap common stock, representing approximately 93% of the total number of eligible options, were exchanged in the Exchange Offer for replacement options for an aggregate of 256,202 shares of Leap common stock, with an exercise price of $7.09 per share, which vest over three years. The exchange ratios used to determine how many replacement options were granted were determined on a grant-by-grant basis and were intended to result in the fair value, for accounting purposes, of the replacement options being approximately 50% of the fair value of the surrendered options using the Black-Scholes stock option pricing model. The Exchange Offer did not result in any additional share-based compensation expense. Executive officers and members of the Company's board of directors were not permitted to participate in the Exchange Offer. The impacts related to the amount of stock options granted, forfeited and outstanding and the related values are included in the table above.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On October 11, 2012, the Company entered into option surrender agreements (“Surrender Agreements”) with certain of its executive officers, each of whom held options to purchase shares of Leap common stock with exercise prices greater than $50 per share previously granted to them pursuant to the 2004 Plan, but who were ineligible to participate in the Exchange Offer. Pursuant to the Surrender Agreements, the executive officers surrendered to the Company, for no consideration, options to purchase an aggregate of 415,000 shares of Leap common stock, with exercise prices per share ranging between $51.50 and $79.00. Such surrendered shares are available for future grant or sale under the 2004 Plan.

Restricted Stock

Under guidance for share-based payments, the fair value of the Company's restricted stock awards is based on the grant date fair value of the Company's common stock. Prior to 2009, all restricted stock awards were granted with a purchase price of $0.0001 per share. During 2012 and 2011, all restricted stock awards were granted with no purchase price. For those restricted stock awards granted with a purchase price, the restricted stock grant agreements allow the Company to repurchase unvested shares at the option, but not the obligation, of the Company for a period of sixty days, commencing ninety days after the employee has a termination event. If the Company elects to repurchase all or any portion of the unvested shares, it may do so at the original purchase price per share. The weighted-average grant date fair value of the restricted stock awards was $7.48 and $11.84 per share during the years ended December 31, 2012 and 2011, respectively.

A summary of the Company's restricted stock award activity as of and for the years ended December 31, 2012 and 2011 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Restricted stock awards outstanding at December 31, 2010	2,118	$28.54
Shares issued	684	11.84
Shares forfeited	(353)	29.06
Shares vested	(484)	36.51
Restricted stock awards outstanding at December 31, 2011	1,965	$20.68
Shares issued	955	$7.48
Shares forfeited	(608)	$17.13
Shares vested	(499)	$29.44
Restricted stock awards outstanding at December 31, 2012	1,813	$12.68

The following table summarizes information about restricted stock awards that vested during the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Fair value on vesting date of vested restricted stock awards	$3,888	$5,864	$4,965

At December 31, 2012, total unrecognized compensation cost related to unvested restricted stock awards was $10.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Deferred Stock Units

Under guidance for share-based compensation, the fair value of the Company's deferred stock units is based on the grant date fair value of the Company's common stock. All deferred stock units were granted with no purchase price. The Company issued 404,250 and 90,000 deferred stock units at a weighted-average grant date fair value of $9.24 and $12.39 per share during the years ended December 31, 2012 and 2011, respectively. Certain of the deferred stock units contain performance conditions, which will

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

determine the number of shares that will be ultimately issued when the awards vest, which could result in the Company issuing up to 283,000 shares. The shares underlying these deferred stock units will be issued and vest upon the completion of a three-year service period. The Company has estimated the total number of shares that will vest and the related share-based expense in accordance with the authoritative guidance for share-based payments with performance conditions. At December 31, 2012, total unrecognized compensation cost related to deferred stock units was $0.7 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

The Company's Amended and Restated Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock were reserved for issuance under the ESP Plan, and a total of 39,296 shares remained available for issuance under the ESP Plan as of December 31, 2012. The most recent offering period under the ESP Plan was from July 1, 2012 through December 31, 2012. On December 19, 2012, the Company's board of directors approved an amendment to the Amended and Restated Employee Stock Purchase Plan to add 400,000 shares for issuance thereunder, subject to, and contingent upon, the approval of the Company's stockholders, which approval will be requested at the Annual Meeting of Stockholders to be held in 2013.

Allocation of Share-based Compensation Expense

Total share-based compensation expense related to all of the Company's share-based awards for the years ended December 31, 2012, 2011, and 2010 was allocated in the consolidated statements of comprehensive income as follows (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Cost of service	$254	$1,734	$3,673
Selling and marketing expense	22	1,985	5,781
General and administrative expense	7,846	11,609	27,155
Share-based compensation expense	$8,122	$15,328	$36,609
Share-based compensation expense per share:
Basic	$0.11	$0.20	$0.48
Diluted	$0.11	$0.20	$0.48

Note 13.	Employee Savings and Retirement Plan

The Company's 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company's contributions were approximately $5.3 million, $5.6 million, and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 14.	Commitments and Contingencies

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

iPhone Purchase Commitment
In May 2012, the Company entered into a three-year iPhone purchase commitment with Apple. The commitment began upon the Company's launch of sales of the iPhone in June 2012. Based on its current handset purchase and sales mix and current iPhone device pricing, the Company estimates that the commitment would require it to purchase approximately $800 million of iPhones, with annual commitments during the three-year period that increase moderately in the second and third years. The Company projects that the minimum number of iPhones that it is required to purchase from Apple over the term of the commitment would represent 10% or less of the total number of handsets it expects to sell to new and upgrading customers over the period of the commitment and for approximately one year thereafter. However, the actual amount that the Company spends and the number of devices that it purchases over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device, future costs for the device, the success of the Company's marketing and advertising efforts, customer demand for devices offered by other manufacturers and other factors.
At its current purchase rate, the Company projects that it will purchase approximately one-half of its first-year minimum purchase commitment through June 2013, although the actual amount of the Company's purchases will depend on the factors described above. If Apple were to require the Company to meet the annual minimum commitment in each of the three years of the contract term, the Company estimates that it would be required to purchase approximately $100 million of additional iPhones in mid-2013 above its current purchase rate, approximately $150 million of additional iPhones in mid-2014 above its current purchase rate and approximately $200 million of additional iPhones in mid-2015 above its current purchase rate. The Company believes, however, that it will be able to increase its current iPhone sales rate and purchase and sell the required minimum number of devices over the period of the commitment and for a subsequent inventory sell-through period not to exceed one year.  The Company is pursuing a number of programs to expand sales volume. The Company also has the flexibility to modify the price at which it offers the iPhone to drive increased volume. In addition, it is possible that the Company and Apple could agree to revise the requirements under, or extend the term of, the Company's purchase commitment, although the Company's current capital and liquidity projections do not assume that such a modification will occur.
Wholesale Agreement

In August 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel which it uses to offer Cricket services in nationwide retailers outside of its current network footprint. The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, the Company pays Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. The Company has agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement, with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. The Company entered into an amendment to the wholesale agreement in February 2013 to enable the Company to purchase 4G LTE services. In addition, under the amendment, the Company can credit up to $162 million of revenue it provides Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue provided to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent the Company's revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's obligation to provide the minimum purchase amount for any calendar year is subject to Sprint's compliance with specified covenants in the wholesale agreement. Based upon a review of information provided to the Company by Sprint, the Company informed Sprint that certain of those covenants had not been met in 2012 and that, as a result, the Company was not subject to the minimum purchase commitment for 2012. Sprint disputed that assertion. In February 2013, the parties resolved this matter.

In addition, in the event Leap is involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc. ("MetroPCS")), either the Company (or the Company's successor in interest) or Sprint may terminate the wholesale agreement within 60 days following the closing of such a transaction. In connection with any such termination, the Company (or its successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum purchase commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, being 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

In the event that Leap is involved in a change-of-control transaction with MetroPCS during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum purchase commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof. In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint's successor-in-interest.

Capital and Operating Leases

The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, and sites for towers, equipment and antennae required for the operation of its wireless network. These leases typically include renewal options and escalation clauses, some of which escalation clauses are based on the consumer price index. In general, site leases have 5- to 10-year initial terms with 4 5-year renewal options.

The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, and future minimum capital lease payments in effect at December 31, 2012 (in thousands):

Years Ended December 31:	Capital Leases	Operating Leases
2013	$9,492	$266,301
2014	9,492	265,201
2015	8,547	256,778
2016	7,030	211,464
2017	5,268	175,357
Thereafter	16,344	334,897
Total minimum lease payments	$56,173	$1,509,998
Less amounts representing interest	(13,277)
Present value of minimum lease payments	$42,896

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15.	Guarantor Financial Information

The $2,700 million of senior notes issued by Cricket (the "Issuing Subsidiary") are comprised of $1,100 million of senior secured notes due 2016 and $1,600 million of unsecured senior notes due 2020. The notes are jointly and severally guaranteed on a full and unconditional basis by Leap (the "Guarantor Parent Company") and Cricket License Company, LLC, a 100%-owned subsidiary of Cricket (the "Guarantor Subsidiary").

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries (STX Wireless, Cricket Music and their respective subsidiaries) and total consolidated Leap and subsidiaries as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010 are presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

At December 31, 2011, Savary Island and its subsidiaries were reported as Non-Guarantor Subsidiaries in the condensed consolidating financial statements. Savary Island and its subsidiaries became 100%-owned subsidiaries of the Issuing Subsidiary on October 1, 2012 and were merged with and into the Issuing Subsidiary on December 28, 2012. As a result of these transactions, the financial position, results of operations and cash flows of these entities have been consolidated into the Issuing Subsidiary. All prior period consolidating financial statements have been revised to reflect this reorganization.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2012 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$69	$449,668	$—	$65,813	$—	$515,550
Short-term investments	—	159,426	—	—	—	159,426
Inventories	—	118,149	—	3,452	—	121,601
Deferred charges	—	60,933	—	30	—	60,963
Other current assets	707	125,426	—	13,139	(30)	139,242
Total current assets	776	913,602	—	82,434	(30)	996,782
Property and equipment, net	—	1,694,365	—	67,725	—	1,762,090
Investments in and advances to affiliates and consolidated subsidiaries	750,254	2,320,164	14,105	—	(3,084,523)	—
Wireless licenses	—	—	1,882,421	64,912	—	1,947,333
Assets held for sale	—	—	136,222	—	—	136,222
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	14,756	—	9,907	—	24,663
Other assets	3,938	54,852	—	9,494	—	68,284
Total assets	$754,968	$5,008,961	$2,032,748	$255,136	$(3,084,553)	$4,967,260
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$40	$389,951	$—	$6,119	$—	$396,110
Current maturities of long-term debt	—	4,000	—	—	—	4,000
Intercompany payables	66,549	267,788	—	60,074	(394,411)	—
Other current liabilities	5,247	202,740	—	8,923	(30)	216,880
Total current liabilities	71,836	864,479	—	75,116	(394,441)	616,990
Long-term debt, net	250,000	3,048,463	—	—	—	3,298,463
Deferred tax liabilities	—	385,111	—	—	—	385,111
Other long-term liabilities	—	149,819	—	19,228	—	169,047
Total liabilities	321,836	4,447,872	—	94,344	(394,441)	4,469,611
Redeemable non-controlling interests	—	64,517	—	—	—	64,517
Stockholders' equity	433,132	496,572	2,032,748	160,792	(2,690,112)	433,132
Total liabilities and stockholders' equity	$754,968	$5,008,961	$2,032,748	$255,136	$(3,084,553)	$4,967,260

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2011 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$91	$270,055	$—	$75,097	$—	$345,243
Short-term investments	—	405,801	—	—	—	405,801
Inventories	—	110,710	—	6,247	—	116,957
Deferred charges	—	57,936	—	43	—	57,979
Other current assets	2,279	131,330	—	848	—	134,457
Total current assets	2,370	975,832	—	82,235	—	1,060,437
Property and equipment, net	—	1,876,031	—	81,343	—	1,957,374
Investments in and advances to affiliates and consolidated subsidiaries	918,386	2,241,941	27,863	—	(3,188,190)	—
Wireless licenses	—	—	1,724,058	64,912	—	1,788,970
Assets held for sale	—	—	204,256	—	—	204,256
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	17,418	—	24,059	—	41,477
Other assets	3,894	59,592	—	4,804	—	68,290
Total assets	$924,650	$5,182,036	$1,956,177	$278,017	$(3,188,190)	$5,152,690
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$79	$447,298	$—	$12,901	$—	$460,278
Current maturities of long-term debt	—	21,911	—	—	—	21,911
Intercompany payables	56,009	281,546	—	32,811	(370,366)	—
Other current liabilities	5,247	247,135	—	11,358	—	263,740
Total current liabilities	61,335	997,890	—	57,070	(370,366)	745,929
Long-term debt, net	250,000	2,948,749	—	—	—	3,198,749
Deferred tax liabilities	—	333,804	—	—	—	333,804
Other long-term liabilities	—	140,979	—	24,004	—	164,983
Total liabilities	311,335	4,421,422	—	81,074	(370,366)	4,443,465
Redeemable non-controlling interests	—	95,910	—	—	—	95,910
Stockholders' equity	613,315	664,704	1,956,177	196,943	(2,817,824)	613,315
Total liabilities and stockholders' equity	$924,650	$5,182,036	$1,956,177	$278,017	$(3,188,190)	$5,152,690

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2012 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,608,538	$—	$338,841	$78	$2,947,457
Equipment revenues	—	168,279	—	26,605	—	194,884
Other revenues	—	15,317	111,981	197	(127,495)	—
Total revenues	—	2,792,134	111,981	365,643	(127,417)	3,142,341
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	1,057,210	—	89,057	(112,100)	1,034,167
Cost of equipment	—	721,957	—	94,269	—	816,226
Selling and marketing	—	311,410	—	38,560	—	349,970
General and administrative	10,556	306,206	762	46,727	(15,317)	348,934
Depreciation and amortization	—	578,827	—	46,769	—	625,596
Impairments and other charges	—	39,399	—	—	—	39,399
Total operating expenses	10,556	3,015,009	762	315,382	(127,417)	3,214,292
Gain on sale, exchange or disposal of assets, net	—	84,939	143,904	871	—	229,714
Operating income (loss)	(10,556)	(137,936)	255,123	51,132	—	157,763
Equity in net income (loss) of consolidated subsidiaries	(190,241)	306,260	—	—	(116,019)	—
Equity in net loss of investees, net	—	(464)	—	—	—	(464)
Interest income	24,252	187	—	5	(24,250)	194
Interest expense	(12,747)	(279,735)	—	—	24,250	(268,232)
Loss on extinguishment of debt	—	(18,634)	—	—	—	(18,634)
Income (loss) before income taxes	(189,292)	(130,322)	255,123	51,137	(116,019)	(129,373)
Income tax expense	—	(57,904)	—	—	—	(57,904)
Net income (loss)	(189,292)	(188,226)	255,123	51,137	(116,019)	(187,277)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(2,015)	—	—	—	(2,015)
Net income (loss) attributable to common stockholders	$(189,292)	$(190,241)	$255,123	$51,137	$(116,019)	$(189,292)
Other comprehensive income (loss):
Net income (loss)	(189,292)	(188,226)	255,123	51,137	(116,019)	(187,277)
Net unrealized holding gains on investments and other	27	27	—	—	(27)	27
Comprehensive income (loss)	$(189,265)	$(188,199)	$255,123	$51,137	$(116,046)	$(187,250)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2011 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,495,525	$—	$333,691	$65	$2,829,281
Equipment revenues	—	211,659	—	30,191	—	241,850
Other revenues	—	15,656	106,696	—	(122,352)	—
Total revenues	—	2,722,840	106,696	363,882	(122,287)	3,071,131
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	995,215	—	92,332	(106,344)	981,203
Cost of equipment	—	716,461	—	101,459	—	817,920
Selling and marketing	—	316,228	—	53,029	—	369,257
General and administrative	14,351	303,602	751	52,768	(15,943)	355,529
Depreciation and amortization	—	494,967	—	53,459	—	548,426
Impairments and other charges	—	1,206	377	25,187	—	26,770
Total operating expenses	14,351	2,827,679	1,128	378,234	(122,287)	3,099,105
Gain (loss) on sale, exchange or disposal of assets, net	—	(12,947)	20,538	(4,969)	—	2,622
Operating income (loss)	(14,351)	(117,786)	126,106	(19,321)	—	(25,352)
Equity in net income (loss) of consolidated subsidiaries	(311,856)	106,318	—	—	205,538	—
Equity in net income of investees, net	—	2,984	—	—	—	2,984
Interest income	24,251	254	—	5	(24,265)	245
Interest expense	(12,671)	(267,297)	—	(472)	24,265	(256,175)
Other expense	—	(2)	—	—	—	(2)
Income (loss) before income taxes	(314,627)	(275,529)	126,106	(19,788)	205,538	(278,300)
Income tax expense	—	(39,377)	—	—	—	(39,377)
Net income (loss)	(314,627)	(314,906)	126,106	(19,788)	205,538	(317,677)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	3,050	—	—	—	3,050
Net income (loss) attributable to common stockholders	$(314,627)	$(311,856)	$126,106	$(19,788)	$205,538	$(314,627)
Other comprehensive income (loss):
Net income (loss)	(314,627)	(314,906)	126,106	(19,788)	205,538	(317,677)
Net unrealized holding losses on investments and other	(14)	(14)	—	—	14	(14)
Comprehensive income (loss)	$(314,641)	$(314,920)	$126,106	$(19,788)	$205,552	$(317,691)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2010 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,405,412	$—	$77,125	$64	$2,482,601
Equipment revenues	—	206,502	—	8,100	—	214,602
Other revenues	—	3,689	91,477	—	(95,166)	—
Total revenues	—	2,615,603	91,477	85,225	(95,102)	2,697,203
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	911,972	—	20,074	(91,411)	840,635
Cost of equipment	—	568,908	—	23,086	—	591,994
Selling and marketing	—	398,236	—	16,082	—	414,318
General and administrative	12,673	338,106	691	13,792	(3,691)	361,571
Depreciation and amortization	—	445,382	—	11,653	—	457,035
Impairments and other charges	—	476,561	766	—	—	477,327
Total operating expenses	12,673	3,139,165	1,457	84,687	(95,102)	3,142,880
Loss on sale, exchange or disposal of assets, net	—	(4,790)	(170)	(101)	—	(5,061)
Operating income (loss)	(12,673)	(528,352)	89,850	437	—	(450,738)
Equity in net income (loss) of consolidated subsidiaries	(870,930)	90,186	—	—	780,744	—
Equity in net income of investees, net	—	1,912	—	—	—	1,912
Interest income	24,250	1,110	—	—	(24,350)	1,010
Interest expense	(12,600)	(255,026)	—	(101)	24,350	(243,377)
Other income	—	3,209	—	—	—	3,209
Loss on extinguishment of debt	—	(54,558)	—	—	—	(54,558)
Income (loss) before income taxes	(871,953)	(741,519)	89,850	336	780,744	(742,542)
Income tax expense	—	(42,513)	—	—	—	(42,513)
Net income (loss)	(871,953)	(784,032)	89,850	336	780,744	(785,055)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(86,898)	—	—	—	(86,898)
Net income (loss) attributable to common stockholders	$(871,953)	$(870,930)	$89,850	$336	$780,744	$(871,953)
Other comprehensive income (loss):
Net income (loss)	(871,953)	(784,032)	89,850	336	780,744	(785,055)
Net unrealized holding loss on investments and other	(254)	(254)	—	—	254	(254)
Reclassification adjustment for losses included in net loss, net of tax	(1,457)	(1,457)	—	—	1,457	(1,457)
Comprehensive income (loss)	$(873,664)	$(785,743)	$89,850	$336	$782,455	$(786,766)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(22)	$104,799	$—	$101,031	$(23,363)	$182,445
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(412,468)	—	(30,545)	6,678	(436,335)
Purchases of wireless licenses and spectrum clearing costs	—	(5,596)	—	—	—	(5,596)
Proceeds from sales of wireless licenses and operating assets	—	153,226	—	7,520	(6,678)	154,068
Purchases of investments	—	(367,487)	—	—	—	(367,487)
Sales and maturities of investments	—	613,632	—	—	—	613,632
Payments received from joint venture	—	36,435	—	—	(36,435)	—
Investments in and advances to affiliates and consolidated subsidiaries	(959)	—	—	—	959	—
Change in restricted cash	—	239	—	—	—	239
Net cash provided by (used in) investing activities	(959)	17,981	—	(23,025)	(35,476)	(41,479)
Financing activities:
Proceeds from issuance of long-term debt	—	396,000	—	—	—	396,000
Repayment of long-term debt	—	(321,911)	—	—	—	(321,911)
Payment of debt issuance costs	—	(5,645)	—	—	—	(5,645)
Capital contributions, net	—	959	—	—	(959)	—
Purchase of non-controlling interest	—	(5,250)	—	—	—	(5,250)
Proceeds from issuance of common stock, net	959	—	—	—	—	959
Payments made to joint venture partners	—	(1,915)	—	(87,290)	59,798	(29,407)
Other	—	(5,405)	—	—	—	(5,405)
Net cash provided by (used in) financing activities	959	56,833	—	(87,290)	58,839	29,341
Net increase (decrease) in cash and cash equivalents	(22)	179,613	—	(9,284)	—	170,307
Cash and cash equivalents at beginning of period	91	270,055	—	75,097	—	345,243
Cash and cash equivalents at end of period	$69	$449,668	$—	$65,813	$—	$515,550

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$6	$358,123	$—	$35,126	$(5,746)	$387,509
Investing activities:
Acquisition of a business	—	(850)	—	—	—	(850)
Purchases of and change in prepayments for purchases of property and equipment	—	(427,934)	—	(23,666)	—	(451,600)
Purchases of wireless licenses and spectrum clearing costs	—	(4,880)	—	—	—	(4,880)
Proceeds from sales of wireless licenses and operating assets	—	4,558	—	512	—	5,070
Purchases of investments	—	(826,233)	—	—	—	(826,233)
Sales and maturities of investments	—	487,860	—	—	—	487,860
Investments in and advances to affiliates and consolidated subsidiaries	(1,346)	—	—	—	1,346	—
Dividend received from equity investee	—	11,606	—	—	—	11,606
Change in restricted cash	—	(248)	—	(700)	—	(948)
Net cash used in investing activities	(1,346)	(756,121)	—	(23,854)	1,346	(779,975)
Financing activities:
Proceeds from issuance of long-term debt	—	396,772	—	—	—	396,772
Repayment of long-term debt	—	(18,589)	—	(5,000)	—	(23,589)
Payment of debt issuance costs	—	(7,269)	—	—	—	(7,269)
Capital contributions, net	—	1,346	—	—	(1,346)	—
Proceeds from the issuance of common stock, net	1,346	—	—	—	—	1,346
Proceeds from sale lease-back financing	—	25,815	—	—	—	25,815
Payments made to joint venture partners	—	(1,364)	—	(7,490)	5,746	(3,108)
Other	—	(3,048)	—	—	—	(3,048)
Net cash provided by (used in) financing activities	1,346	393,663	—	(12,490)	4,400	386,919
Net increase (decrease) in cash and cash equivalents	6	(4,335)	—	(1,218)	—	(5,547)
Cash and cash equivalents at beginning of period	85	274,390	—	76,315	—	350,790
Cash and cash equivalents at end of period	$91	$270,055	$—	$75,097	$—	$345,243

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$19	$231,036	$—	$81,223	$—	$312,278
Investing activities:
Acquisition of a business	—	(40,730)	—	—	—	(40,730)
Purchases of and change in prepayments for purchases of property and equipment	—	(391,574)	—	(5,908)	—	(397,482)
Purchases of wireless licenses and spectrum clearing costs	—	(9,319)	—	(4,000)	—	(13,319)
Purchases of investments	—	(488,450)	—	—	—	(488,450)
Sales and maturities of investments	—	816,247	—	—	—	816,247
Investments in and advances to affiliates and consolidated subsidiaries	(1,535)	—	—	—	1,535	—
Purchase of membership units of equity investment	—	(967)	—	—	—	(967)
Change in restricted cash	—	749	—	—	—	749
Net cash used in investing activities	(1,535)	(114,044)	—	(9,908)	1,535	(123,952)
Financing activities:
Proceeds from issuance of long-term debt	—	1,179,876	—	—	—	1,179,876
Issuance of related party debt	—	(5,000)	—	5,000	—	—
Repayment of long-term debt	—	(1,118,096)	—	—	—	(1,118,096)
Payment of debt issuance costs	—	(1,308)	—	—	—	(1,308)
Capital contributions, net	—	1,535	—	—	(1,535)	—
Purchase of non-controlling interest	—	(77,664)	—	—	—	(77,664)
Non-controlling interest contribution	—	5,100	—	—	—	5,100
Proceeds from the issuance of common stock, net	1,535	—	—	—	—	1,535
Other	—	(1,978)	—	—	—	(1,978)
Net cash provided by (used in) financing activities	1,535	(17,535)	—	5,000	(1,535)	(12,535)
Net increase in cash and cash equivalents	19	99,457	—	76,315	—	175,791
Cash and cash equivalents at beginning of period	66	174,933	—	—	—	174,999
Cash and cash equivalents at end of period	$85	$274,390	$—	$76,315	$—	$350,790

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2012, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2012.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in “Item 8. Financial Statements and Supplementary Data” of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2013, or the “2013 Proxy Statement,” under the headings “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.leapwireless.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to equity compensation plans (including individual compensation arrangements) under which Leap common stock is authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by security holders	2,890,347	(1)(3)	$15.38	1,195,234	(4)
Equity compensation plans not approved by security holders	474,250	(2)(3)	$8.26	14,800
Total	3,364,597		$14.38	1,210,034
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

(2)
Represents shares reserved for issuance under the 2009 Employment Inducement Equity Incentive Plan, or the 2009 Inducement Plan, which was adopted in February 2009 without stockholder approval, as permitted under the rules and regulations of the NASDAQ Stock Market. The material features of the 2009 Inducement Plan are described in our Definitive Proxy Statement dated April 10, 2009, as filed with the SEC on such date, which description is incorporated herein by reference. The 2009 Inducement Plan was amended in May 2012 by our Board to increase the number of shares reserved for issuance under the 2009 Inducement Plan by 375,000 shares of Leap common stock.

(3)	Excludes 1,877,878 and 218,786 shares of restricted stock issued under the 2004 Plan and 2009 Inducement Plan, respectively, which are subject to release upon vesting of the shares.
(4)
Consists of 14,615 shares reserved for issuance under the Leap Wireless International, Inc. Amended and Restated Employee Stock Purchase Plan, or the ESPP, and 1,180,619 shares reserved for issuance under the 2004 Plan. Does not include 400,000 additional shares under the ESPP, which were approved by our Board on December 19, 2012, subject to, and contingent upon, the approval of our stockholders, which approval will be requested at the Annual Meeting of Stockholders to be held in 2013.

The information required by this item relating to beneficial ownership of Leap common stock is incorporated by reference to the 2013 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the headings “Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the heading “Audit Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1.  Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2012:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)  Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc. (incorporated by reference to Exhibit 3.1 of Leap's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010).

3.2
Certificate of Designations of Series A Junior Participating Preferred Stock of Leap Wireless International, Inc., filed with the Secretary of State of the State of Delaware on September 14, 2010 (incorporated by reference to Exhibit 3.1 of Leap's Current Report on Form 8-K, filed with the SEC on September 14, 2010).

3.3
Certificate of Elimination of Series A Junior Participating Preferred Stock of Leap Wireless International, Inc., filed with the Secretary of State of the State of Delaware on June 21, 2011 (incorporated by reference to Exhibit 3.1 of Leap's Current Report on Form 8-K, filed with the SEC on June 22, 2011).

3.4
Certificate of Designations of Series A Junior Participating Preferred Stock of Leap Wireless International, Inc., filed with the Secretary of State of the State of Delaware on August 31, 2011 (incorporated by reference to Exhibit 3.1 of Leap's Current Report on Form 8-K, filed with the SEC on August 31, 2011).

3.5	Amended and Restated Bylaws of Leap Wireless International, Inc. (incorporated by reference to Exhibit 3.1 of Leap's Current Report on Form 8-K, filed with the SEC on December 3, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Leap's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010).

Exhibit Number	Description
4.2
Tax Benefit Preservation Plan, dated as of August 30, 2011, between Leap Wireless International, Inc. and Mellon Investor Services LLC, which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of Leap's Current Report on Form 8-K, filed with the SEC on August 31, 2011).

4.3
Amended and Restated Registration Rights Agreement, dated as of September 3, 2009, by and among Leap Wireless International, Inc., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP (incorporated by reference to Exhibit 4.1 of Leap's Current Report on Form 8-K, filed with the SEC on September 4, 2009).

4.4
Indenture, dated as of June 25, 2008, between Leap Wireless International, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Leap's Current Report on Form 8-K, filed with the SEC on June 30, 2008).

4.4.1
Form of 4.50% Convertible Senior Note of Leap Wireless International, Inc. due 2014 (included in the Indenture filed as Exhibit 4.4 hereto, which is incorporated by reference to Exhibit 4.1 of Leap's Current Report on Form 8-K, filed with the SEC on June 30, 2008).

4.5
Indenture, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 of Leap's Current Report on Form 8-K, filed with the SEC on June 8, 2009).

4.5.1
Form of 7.75% Senior Secured Note of Cricket Communications, Inc. due 2016 (attached as Exhibit A to the Indenture filed as Exhibit 4.5 hereto, which is incorporated by reference to Exhibit 4.1 of Leap's Current Report on Form 8-K, filed with the SEC on June 8, 2009).

4.6
Security Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Grantors (as defined therein) and Wilmington Trust FSB, as collateral trustee (incorporated by reference to Exhibit 4.2 of Leap's Current Report on Form 8-K, filed with the SEC on June 8, 2009).

4.7
Collateral Trust Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee and collateral trustee (incorporated by reference to Exhibit 4.3 of Leap's Current Report on Form 8-K, filed with the SEC on June 8, 2009).

4.8
Indenture, dated as of November 19, 2010, among Cricket Communications, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Leap's Current Report on Form 8-K, filed with the SEC on November 19, 2010).

4.8.1
Form of 7.75% Senior Note of Cricket Communications, Inc. due 2020 (attached as Exhibit A to the Indenture filed as Exhibit 4.8 hereto, which is incorporated by reference to Exhibit 4.1 of Leap's Current Report on Form 8-K, filed with the SEC on November 19, 2010).

4.9
Registration Rights Agreement, dated as of May 23, 2011, among Cricket Communications, Inc., the Guarantors (as defined therein) and Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.1 of Leap's Current Report on Form 8-K, filed with the SEC on May 23, 2011).

10.1
Credit Agreement, dated as of October 10, 2012, among Cricket Communications, Inc., Leap Wireless International, Inc. and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 of Leap's Current Report on Form 8-K, filed with the SEC on October 10, 2012).

10.1.1
Subsidiaries Guaranty, dated as of October 10, 2012, made by the Subsidiary Guarantors (as defined therein) in favor of Deutsche Bank Trust Company Americas, as administrative agent, on behalf of the lenders and other guaranteed creditors (incorporated by reference to Exhibit 10.2 of Leap's Current Report on Form 8-K, filed with the SEC on October 10, 2012).

10.2†
Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the SEC on November 3, 2010).

Exhibit Number	Description
10.2.1†
First Amendment, effective July 21, 2011, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the SEC on November 3, 2011).

10.2.2†
Second Amendment, effective August 30, 2011, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1.2 of Leap's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012).

10.2.3†
Third Amendment, effective April 24, 2012, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the SEC on August 8, 2012).

10.2.4†
Fourth Amendment, effective May 31, 2012, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.2 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the SEC on August 8, 2012).

10.3
Agreement, dated July 26, 2011, by and among Leap Wireless International, Inc., Pentwater Capital Management LP, Pentwater Growth Fund Ltd., Pentwater Equity Opportunities Master Fund Ltd., Oceana Master Fund Ltd. and LMA SPC for and on behalf of Map 98 Segregated Portfolio (incorporated by reference to Exhibit 10.1 of Leap's Current Report on Form 8-K, filed with the SEC on July 27, 2011).

10.4#
Form of Indemnification Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 of Leap's Current Report on Form 8-K, filed with the SEC on November 5, 2009).

10.4.1#
Form of Addendum to Indemnification Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 of Leap's Current Report on Form 8-K, filed with the SEC on December 1, 2011).

10.5#
Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005 (incorporated by reference to Exhibit 10.13 of Leap's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on May 16, 2005).

10.5.1#
First Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of June 17, 2005 (incorporated by reference to Exhibit 10.2 of Leap's Current Report on Form 8-K, filed with the SEC on June 23, 2005).

10.5.2#
Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of February 17, 2006 (incorporated by reference to Exhibit 10.10.2 of Leap's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 27, 2006).

10.5.3#
Third Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.7.3 of Leap's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009).

10.6#
Form of Executive Vice President and Senior Vice President Amended and Restated Severance Benefits Agreement (incorporated by reference to Exhibit 10.7 of Leap's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008).

10.7#
Employment Offer Letter, dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner (incorporated by reference to Exhibit 10.15 of Leap's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on May 16, 2005).

Exhibit Number	Description
10.7.1#
Retirement and Employment Transition Agreement, dated January 17, 2011, between Cricket Communications, Inc. and Albin F. Moschner (incorporated by reference to Exhibit 10.1 of Leap's Current Report on Form 8-K, filed with the SEC on January 21, 2011).

10.8#
Employment Offer Letter, dated April 7, 2008, between Cricket Communications, Inc. and Jeffrey E. Nachbor (incorporated by reference to Exhibit 10.3 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

10.8.1#
Retention Agreement, dated February 6, 2012, between Cricket Communications, Inc. and Jeffrey E. Nachbor (incorporated by reference to Exhibit 10.2 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on April 27, 2012).

10.8.2#
Bonus Agreement, dated March 5, 2012, between Cricket Communications, Inc. and Jeffrey E. Nachbor (incorporated by reference to Exhibit 10.3 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on April 27, 2012).

10.8.3*#	Employment Transition Agreement, effective January 1, 2013, between Leap Wireless International, Inc., Cricket Communications, Inc. and Jeffrey E. Nachbor.

10.9#
Employment Offer Letter, dated June 2, 2008, between Cricket Communications, Inc. and Walter Z. Berger (incorporated by reference to Exhibit 10.4 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

10.10#
Employment Agreement, dated January 1, 2011, by and among Leap Wireless International, Inc., Cricket Communications, Inc. and Robert A. Young (incorporated by reference to Exhibit 10.12 of Leap's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011).

10.11#
Employment Offer Letter, dated January 4, 2011, between Cricket Communications, Inc. and Raymond J. Roman (incorporated by reference to Exhibit 10.13 of Leap's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011).

10.11.1#
Separation Agreement, dated July 13, 2012, between Cricket Communications, Inc. and Raymond J. Roman (incorporated by reference to Exhibit 10.1 of Leap's Current Report on Form 8-K, filed with the SEC on July 16, 2012).

10.12#
Employment Offer Letter, dated February 7, 2012, between Cricket Communications, Inc. and Robert A. Strickland (incorporated by reference to Exhibit 10.1 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on April 27, 2012).

10.13#
Employment Offer Letter, dated April 13, 2012 between, Cricket Communications, Inc. and Jerry V. Elliott (incorporated by reference to Exhibit 10.4 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on April 27, 2012).

10.14*#	Employment Offer Letter, dated November 5, 2012, between Cricket Communications, Inc. and R. Perley McBride.

10.15*#	Employment Transition Agreement, effective January 1, 2013, between Leap Wireless International, Inc., Cricket Communications, Inc. and Leonard C. Stephens.

10.16#
Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.1 of Leap's Current Report on Form 8-K, filed with the SEC on January 11, 2005).

10.16.1#
First Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.11.19 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 10, 2007).

10.16.2#
Second Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.11.20 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the SEC on August 9, 2007).

Exhibit Number	Description
10.16.3#
Third Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Appendix A to Leap's Definitive Proxy Statement, filed with the SEC on April 10, 2009).

10.16.4#
Fourth Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Appendix C to Leap's Definitive Proxy Statement, filed with the SEC on April 27, 2012).

10.16.5#
Fifth Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Appendix D to Leap's Definitive Proxy Statement, filed with the SEC on April 27, 2012).

10.16.6#†
Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005 (incorporated by reference to Exhibit 10.5 of Leap's Current Report on Form 8-K, filed with the SEC on June 23, 2005).

10.16.7#
Amendment No. 1 to Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005 (incorporated by reference to Exhibit 10.9.3 of Leap's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 27, 2006).

10.16.8#†
Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into on or after October 26, 2005 (incorporated by reference to Exhibit 10.9.14 of Leap's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 27, 2006).

10.16.9#†
Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting) (incorporated by reference to Exhibit 10.11.6 of Leap's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007).

10.16.10#
Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Revised May 2008) (incorporated by reference to Exhibit 10.7 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

10.16.11#†
Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of October 26, 2005, between Leap Wireless International, Inc. and Albin F. Moschner (incorporated by reference to Exhibit 10.9.4 of Leap's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 27, 2006).

10.16.12#
Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger (incorporated by reference to Exhibit 10.5 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

10.16.13#
Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Online Agreement) (incorporated by reference to Exhibit 10.12.11 of Leap's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 21, 2012).

10.16.14#†
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into on or after October 26, 2005 (incorporated by reference to Exhibit 10.9.15 of Leap's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 27, 2006).

10.16.15#
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Revised May 2008) (incorporated by reference to Exhibit 10.8 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

10.16.16#
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Performance-Vesting Shares for Executives) (incorporated by reference to Exhibit 10.2 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 6, 2010).

10.16.17#
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Director-Per-Meeting Fees) (incorporated by reference to Exhibit 10.3 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 6, 2010).

Exhibit Number	Description
10.16.18#
Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger (incorporated by reference to Exhibit 10.6 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

10.16.19#
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Online Agreement) (incorporated by reference to Exhibit 10.12.17 of Leap's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 21, 2012).

10.16.20#
Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.4 of Leap's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on May 16, 2005).

10.16.21#
Form of Non-Employee Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.12.19 of Leap's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 21, 2012).

10.16.22#
Form of Muve Music Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.12.20 of Leap's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 21, 2012).

10.16.23#	Form of Option Surrender Agreement (incorporated by reference to Exhibit 10.1 of Leap's Current Report on Form 8-K, filed with the SEC on October 11, 2012).

10.16.24*#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement.

10.17#	Leap Wireless International, Inc. Executive Incentive Bonus Plan (incorporated by reference to Appendix B to Leap's Definitive Proxy Statement, filed with the SEC on April 6, 2007).

10.18#
2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc. (incorporated by reference to Exhibit 10.15 of Leap's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009).

10.18.1#
First Amendment to the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc. (incorporated by reference to Exhibit 10.13.1 of Leap's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010).

10.18.2#
Second Amendment to the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc. (incorporated by reference to Exhibit 10.3 of Leap's Registration Statement on Form S-8, filed with the SEC on May 14, 2012).

10.18.3#
Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc. (incorporated by reference to Exhibit 10.15.1 of Leap's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009).

10.18.4#
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc. (incorporated by reference to Exhibit 10.15.2 of Leap's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009).

10.18.5*#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement.

10.19#
Form of Executive Cash Retention Agreement (incorporated by reference to Exhibit 10.1 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 6, 2010).

21*	Subsidiaries of Leap Wireless International, Inc.

Exhibit Number	Description
23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase document

101.DEF	XBRL Taxonomy Extension Definition Linkbase document

101.LAB	XBRL Taxonomy Extension Label Linkbase document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document
_______________

*	Filed herewith.

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

February 22, 2013

LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. DOUGLAS HUTCHESON
S. Douglas Hutcheson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. DOUGLAS HUTCHESON	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013
S. Douglas Hutcheson

/s/ R. PERLEY MCBRIDE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2013
R. Perley McBride

/s/ ANNE M. LIU	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013
Anne M. Liu

/s/ JOHN D. HARKEY, JR.	Director	February 22, 2013
John D. Harkey, Jr.

/s/ RONALD J. KRAMER	Director	February 22, 2013
Ronald J. Kramer

/s/ ROBERT V. LAPENTA	Director	February 22, 2013
Robert V. LaPenta

/s/ MARK A. LEAVITT	Director	February 22, 2013
Mark A. Leavitt

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board and Director	February 22, 2013
Mark H. Rachesky, M.D.

/s/ RICHARD R. ROSCITT	Director	February 22, 2013
Richard R. Roscitt

/s/ ROBERT E. SWITZ	Director	February 22, 2013
Robert E. Switz

/s/ MICHAEL B. TARGOFF	Director	February 22, 2013
Michael B. Targoff