Form 10-Q
period 2013-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2013-05-02
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

The number of shares outstanding of the registrant's common stock on April 22, 2013 was 79,045,864.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$526,734	$515,550
Short-term investments	140,404	159,426
Inventories	102,028	121,601
Deferred charges	60,947	60,963
Other current assets	149,173	139,242
Total current assets	979,286	996,782
Property and equipment, net	1,628,827	1,762,090
Wireless licenses	2,090,654	1,947,333
Assets held for sale (Note 8)	—	136,222
Goodwill (Note 2)	31,886	31,886
Intangible assets, net	21,429	24,663
Other assets	80,548	68,284
Total assets	$4,832,630	$4,967,260
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$287,862	$396,110
Current maturities of long-term debt	4,000	4,000
Other current liabilities	289,469	216,880
Total current liabilities	581,331	616,990
Long-term debt, net	3,299,593	3,298,463
Deferred tax liabilities	397,429	385,111
Other long-term liabilities	166,828	169,047
Total liabilities	4,445,181	4,469,611
Redeemable non-controlling interests	63,519	64,517
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 79,054,530 and 79,194,750 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	8	8
Additional paid-in capital	2,182,912	2,182,503
Accumulated deficit	(1,858,301)	(1,748,694)
Accumulated other comprehensive loss	(689)	(685)
Total stockholders' equity	323,930	433,132
Total liabilities and stockholders' equity	$4,832,630	$4,967,260

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Service revenues	$684,622	$773,998
Equipment revenues	105,236	51,621
Total revenues	789,858	825,619
Operating expenses:
Cost of service (exclusive of items shown separately below)	250,858	261,311
Cost of equipment	258,968	247,847
Selling and marketing	78,838	95,554
General and administrative	82,225	89,699
Depreciation and amortization	152,573	146,543
Impairments and other charges (Note 6)	735	—
Total operating expenses	824,197	840,954
Gain (loss) on sale, exchange or disposal of assets, net	4,988	(468)
Operating loss	(29,351)	(15,803)
Equity in net income (loss) of investees, net	(1,158)	193
Interest income	47	29
Interest expense	(64,725)	(67,042)
Loss before income taxes	(95,187)	(82,623)
Income tax expense	(14,420)	(11,711)
Net loss	(109,607)	(94,334)
Accretion of redeemable non-controlling interests and distributions, net of tax	(1,705)	(4,105)
Net loss attributable to common stockholders	$(111,312)	$(98,439)
Loss per share attributable to common stockholders:
Basic	$(1.43)	$(1.28)
Diluted	$(1.43)	$(1.28)
Shares used in per share calculations:
Basic	77,714	77,025
Diluted	77,714	77,025
Other comprehensive loss:
Net loss	$(109,607)	$(94,334)
Net unrealized holding gains (losses) on investments and other	(3)	2
Comprehensive loss	$(109,610)	$(94,332)

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net cash provided by operating activities	$25,557	$35,357
Investing activities:
Purchases of property and equipment	(26,362)	(146,314)
Change in prepayments for purchases of property and equipment	—	(1,940)
Purchases of wireless licenses and spectrum clearing costs	(335)	(976)
Proceeds from sales of wireless licenses and operating assets, net	321	855
Purchases of investments	(65,767)	(77,149)
Sales and maturities of investments	84,716	202,107
Net cash used in investing activities	(7,427)	(23,417)
Financing activities:
Repayment of long-term debt	(1,000)	—
Payment of debt issuance costs	(552)	—
Payments made to joint venture partners	(3,750)	(255)
Other	(1,644)	(1,010)
Net cash used in financing activities	(6,946)	(1,265)
Net increase in cash and cash equivalents	11,184	10,675
Cash and cash equivalents at beginning of period	515,550	345,243
Cash and cash equivalents at end of period	$526,734	$355,918
Supplementary disclosure of cash flow information:
Cash paid for interest	$(11,209)	$(21,372)
Net wireless licenses received in exchange transaction	$(6,809)	$—

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

Cricket service is offered by Cricket Communications, Inc. ("Cricket"), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by STX Wireless Operations, LLC ("STX Operations"), which Cricket controls through a 75.75% membership interest in STX Wireless, LLC ("STX Wireless"), the parent company of STX Operations. For more information regarding this joint venture, see "Note 8. Significant Acquisitions and Other Transactions."

Leap, Cricket and their subsidiaries and consolidated joint ventures are collectively referred to herein as the "Company."

Note 2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for a complete set of financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's results for the periods presented, with such adjustments consisting only of normal recurring adjustments. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management's estimates and operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three months ended March 31, 2013 and 2012, all of the Company's revenues and long-lived assets related to operations in the United States.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. The service plans the Company currently offers are "all-inclusive" of telecommunications and regulatory fees, in that the Company does not separately bill and collect amounts owed and remitted to government agencies from its customers. For the Company's legacy service plans, which are not "all-inclusive," the Company separately bills and collects from its customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from the Company's customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the three months ended March 31, 2013 and 2012, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $0.9 million and $4.1 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of March 31, 2013, the Company had $1.0 million and $11.1 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively. As of December 31, 2012, the Company had $0.7 million and $11.4 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This new guidance became effective for the Company in the first quarter of 2013 and did not have a material impact on the Company or its condensed consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires companies to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This new guidance became effective for the Company in the first quarter of 2013 and did not have a material impact on the Company or its condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.	Supplementary Balance Sheet Information (in thousands):

	March 31, 2013	December 31, 2012

Other current assets:
Accounts receivable, net of allowances for bad debt of $0.8 million and $1.3 million, respectively (1)	$85,192	$86,467
Prepaid expenses	47,172	40,237
Other	16,809	12,538
	$149,173	$139,242
Property and equipment, net(2):
Network equipment	$3,344,060	$3,348,122
Computer hardware and software	542,126	526,348
Construction-in-progress	52,741	54,945
Other	107,393	109,400
	4,046,320	4,038,815
Accumulated depreciation	(2,417,493)	(2,276,725)
	$1,628,827	$1,762,090
Intangible assets, net:
Customer relationships	$50,435	$50,435
Trademarks	37,000	37,000
	87,435	87,435
Accumulated amortization of customer relationships	(43,102)	(40,528)
Accumulated amortization of trademarks	(22,904)	(22,244)
	$21,429	$24,663
Accounts payable and accrued liabilities:
Trade accounts payable	$176,740	$143,931
Accrued payroll and related benefits	50,073	67,539
Other accrued liabilities	61,049	184,640
	$287,862	$396,110
Other current liabilities:
Deferred service revenue(3)	$101,396	$100,276
Deferred equipment revenue(4)	37,829	36,471
Accrued sales, telecommunications, property and other taxes payable	17,599	4,267
Accrued interest	94,384	44,653
Other	38,261	31,213
	$289,469	$216,880
____________

(1)
Accounts receivable, net, consists primarily of (i) amounts billed to third-party dealers for devices and accessories, (ii) amounts due from the Company's third-party logistics provider for devices sold from the Company to the provider, (iii) amounts due from the federal government in connection with the Lifeline program, and (iv) amounts due from service providers related to interconnect and roaming agreements.

(2)
As of March 31, 2013 and December 31, 2012, $46.2 million and $45.8 million of assets were held by the Company under capital lease arrangements, respectively. Accumulated amortization relating to these assets totaled $24.2 million and $22.9 million as of March 31, 2013 and December 31, 2012, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to devices sold to third-party dealers and nationwide retailers which have not yet been purchased and activated by customers.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.	Fair Value of Financial Instruments and Non-Financial Assets

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of March 31, 2013 or December 31, 2012.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of March 31, 2013 and December 31, 2012 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of March 31, 2013 or December 31, 2012.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of March 31, 2013 and December 31, 2012 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$12,235	$—	$12,235
Commercial paper	—	79,081	—	79,081
U.S. government or government agency securities	—	148,912	—	148,912
Total	$—	$240,228	$—	$240,228

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	At Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$126,617	$—	$126,617
Commercial paper	—	82,346	—	82,346
U.S. government or government agency securities	—	135,861	—	135,861
Total	$—	$344,824	$—	$344,824

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

Cash Equivalents and Short-Term Investments

As of March 31, 2013 and December 31, 2012, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
	Cost	Fair Value

Money market funds	$12,235	$12,235
Commercial paper	79,081	79,081
U.S. government or government agency securities	148,904	148,912
	$240,220	$240,228

	As of December 31, 2012
	Cost	Fair Value

Money market funds	$126,617	$126,617
Commercial paper	82,345	82,346
U.S. government or government agency securities	135,848	135,861
	$344,810	$344,824

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, the Company is required to disclose the fair value of outstanding debt at each reporting date. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,395.7 million and $3,421.5 million as of March 31, 2013 and December 31, 2012, respectively. The Company's debt was considered to be a Level 1 item for disclosure purposes.

Assets Measured at Fair Value on a Nonrecurring Basis

As of March 31, 2013, there were no non-financial assets that were measured and recorded at fair value on a nonrecurring basis. As of December 31, 2012, non-financial assets with a carrying value of $13.6 million accumulated in construction-in-progress

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

had been reduced to a fair value of zero, resulting in an impairment charge of $13.6 million. There were no other non-financial assets that were measured and recorded at fair value on a nonrecurring basis.

Note 5.	Long-Term Debt, Net

Long-term debt, net as of March 31, 2013 and December 31, 2012 was comprised of the following (in thousands):

	March 31, 2013	December 31, 2012

Convertible senior notes due 2014 (1)	$250,000	$250,000
Senior secured notes due 2016 (2)	1,100,000	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016 (2)	(22,230)	(23,767)
Term loans under Credit Agreement (2)	399,000	400,000
Unamortized discount on term loans under Credit Agreement (2)	(3,764)	(3,892)
Unsecured senior notes due 2020	1,600,000	1,600,000
Unamortized discount on $1,600 million unsecured senior notes due 2020	(19,413)	(19,878)
	3,303,593	3,302,463
Current maturities of long-term debt	(4,000)	(4,000)
	$3,299,593	$3,298,463

(1)    Subsequent to the quarter ended March 31, 2013, the Company purchased $1.8 million in aggregate principal amount of 4.50% convertible senior notes due 2014 in a cash tender offer.

(2)    Subsequent to the quarter ended March 31, 2013, the Company borrowed an additional $1,425 million in aggregate principal amount of term loans under the Credit Agreement and issued a notice of redemption to redeem all of the 7.75% senior secured notes due 2016 in accordance with the indenture governing the notes. Approximately $1,185 million of the proceeds of the term loans were used to fund the redemption price (including accrued interest) and discharge the indenture governing the 7.75% senior secured notes due 2016.

Credit Agreement

On October 10, 2012, Cricket entered into a credit agreement (as amended, the "Credit Agreement") with respect to a $400 million senior secured B term loan facility, which was fully drawn in October 2012 and matures in October 2019. B term loan borrowings under the Credit Agreement must be repaid in 27 quarterly installments of $1.0 million each, which commenced on March 31, 2013, followed by a final installment of $373.0 million at maturity.

On March 8, 2013, Cricket amended the Credit Agreement to provide for an incremental $1,425 million senior secured C term loan facility, which was fully drawn on April 15, 2013 and matures in March 2020. C term loan borrowings under the Credit Agreement must be repaid in 26 quarterly installments of $3.6 million each, commencing on September 30, 2013, followed by a final installment of $1,332.4 million at maturity. Approximately $1,185 million of the net proceeds from the C term loan facility were used to fund the redemption of all of Cricket's $1,100 million of 7.75% senior secured notes due 2016 (including accrued interest), as more fully described below. Remaining net proceeds may be used for general corporate purposes.

Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At March 31, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.80%.

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

Borrowings under the Credit Agreement are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

unsecured indebtedness (including Cricket's $1,600 million aggregate principal amount of senior notes and, in the case of Leap, Leap's $248.2 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the obligations under the Credit Agreement.

Borrowings under the Credit Agreement are secured on a first-priority basis, equally and ratably with any future parity lien debt that Leap, Cricket or the guarantors may incur, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the Credit Agreement, Leap, Cricket and the guarantors are permitted to incur liens securing indebtedness for borrowed money in an aggregate principal amount outstanding (including the aggregate principal amount outstanding under the Credit Agreement) of up to the greater of $1,750 million and 3.5 times Leap's consolidated cash flow (excluding the consolidated cash flow of Cricket Music Holdco, LLC ("Cricket Music") (a wholly-owned subsidiary of Cricket that holds certain hardware, software and intellectual property relating to Cricket's Muve Music® service)) for the prior four fiscal quarters.

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

Cricket has the right to prepay borrowings under the Credit Agreement, in whole or in part, at any time without premium or penalty, except that prepayments of B term loans in connection with a repricing transaction occurring on or prior to October 10, 2013 are subject to a prepayment premium of 1.00% of the principal amount of the borrowings so prepaid and prepayments of C term loans in connection with a repricing transaction occurring on or prior to March 8, 2014 are subject to a prepayment premium of 1.00% of the principal amount of the borrowings so prepaid.

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

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing the Company's senior notes and convertible notes.

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On April 15, 2013, in connection with the borrowing of C term loans under the Credit Agreement, Cricket issued a notice of redemption to redeem all of its $1,100 million of 7.75% senior secured notes due 2016 in accordance with the optional redemption provisions governing the notes at a redemption price of 103.875% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date of May 15, 2013. Also on April 15, 2013, Cricket deposited approximately $1,185 million with the trustee for the notes to fund the redemption price (including accrued interest) and the indenture governing the notes was satisfied and discharged in accordance with its terms. As a result of this redemption, the Company estimates that it will incur a loss on extinguishment of debt of approximately $70 million, which will be recorded in the second quarter of 2013.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of 4.50% convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap's general unsecured obligations and rank equally in right of payment with all of Leap's existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap's subsidiaries' creditors, including under the Credit Agreement and the senior notes described below. The notes are effectively junior to all of Leap's existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations.

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

On March 26, 2013, Leap launched a tender offer to purchase, for cash, any and all of its $250 million of 4.50% convertible senior notes due 2014 at a purchase price of $1,005 per $1,000 principal amount of notes tendered plus accrued interest. On April 23, 2013, the Company purchased $1.8 million in aggregate principal amount of 4.50% convertible senior notes due 2014 pursuant to the tender offer. The Company may from time to time seek to purchase outstanding 4.50% convertible senior notes due 2014 through open-market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements and other factors.

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the Securities and Exchange Commission (the "SEC"). The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds the Company received in connection with the issuance of the additional notes was recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2013, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.86% and 7.80%, respectively, both of which include the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

Note 6.        Impairments and Other Charges

In the third quarter of 2012, the Company developed a plan to reduce administrative and corporate support costs through a reduction in personnel. As a result, the Company recorded a liability of $14.8 million representing severance expense and related costs to implement the plan.

In the fourth quarter of 2012, the Company further developed its plan to also include reductions in previously planned network expansion activities and capital expenditures. In connection with the reduction in network expansion activities, the Company recognized restructuring charges of $11.0 million, primarily related to lease exit costs associated with cellular sites that were no longer being developed or utilized. In the first quarter of 2013, the Company recognized additional restructuring charges of $0.7 million.

During 2011, the Company recognized $23.9 million of post-acquisition charges associated with the integration of certain operating assets in South Texas.

The following table provides a rollforward of those amounts recorded as liabilities within the consolidated balance sheets:

	December 31, 2012	Accruals	Payments	March 31, 2013
Post-acquisition charges	$14,726	$—	$(726)	$14,000
Severance	9,877	—	(5,313)	4,564
Restructuring activities	10,393	735	(4,656)	6,472
Total amounts to be settled in cash	$34,996	$735	$(10,695)	$25,036

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, deferred stock units, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the three months ended March 31, 2013 and 2012, 7.6 million and 8.7 million common share equivalents were excluded in the computation of diluted loss per share for those periods, respectively.

Note 8.	Significant Acquisitions and Other Transactions

On March 25, 2013, the Company completed an intra-market license exchange with a subsidiary of T-Mobile USA, Inc. ("T-Mobile") and Cellco Partnership dba Verizon Wireless ("Verizon Wireless") involving various markets in Philadelphia, Wilmington and Atlantic City. The licenses involved in the exchange had a carrying value of $136.2 million and the Company recognized a gain of $6.8 million in connection with the transaction.

Note 9.	Arrangement with Joint Venture

Cricket service is offered in South Texas by STX Operations, which Cricket controls through a 75.75% membership interest in STX Wireless, the parent company of STX Operations. The joint venture was created in October 2010 through the contribution by the Company and various entities doing business as Pocket Communications ("Pocket") of substantially all of their respective wireless spectrum and operating assets in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, the Company made payments to Pocket of $40.7 million in cash.

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

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the three months ended March 31, 2013 and for the year ended December 31, 2012, the Company recorded a net accretion expense of $0.5 million and a net accretion benefit of $0.7 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $8.8 million and $2.8 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the three months ended March 31, 2013. No tax distributions were made during the three months ended March 31, 2012. The Company recorded the tax distribution to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 12, 2012, STX Wireless made an optional pro-rata cash distribution of $50.7 million and $16.2 million to Cricket and Pocket, respectively. Subsequent to the quarter end, on April 26, 2013, STX Wireless made a further optional pro-rata cash distribution of $18.9 million and $6.1 million to Cricket and Pocket, respectively. Under the STX LLC Agreement, optional distributions to Pocket (plus an annual return, as discussed above), are deducted from the purchase price payable to Pocket in the event of a put, call or mandatory buyout following a change of control of Leap.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of March 31, 2013 and December 31, 2012, Pocket had $9.2 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement, respectively. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $63.5 million and $64.5 million as of March 31, 2013 and December 31, 2012, respectively.

As described in Note 2, the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

	Three Months Ended March 31,
	2013	2012

Beginning balance, January 1	$64,517	$95,910
Accretion of redeemable non-controlling interests, before tax	475	4,105
Loans made to joint venture partner	(982)	—
Other	(491)	(255)
Ending balance, March 31	$63,519	$99,760

Note 10.	Unrestricted Subsidiaries

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

As required by the Credit Agreement and the indenture governing Cricket's senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position as of March 31, 2013 and December 31, 2012 and results of operations of Cricket Music and Muve USA for the three months ended March 31, 2013 and 2012 in the following tables separately (in thousands):

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$—	$1
Other current assets	913	—
Property and equipment, net	3,813	4,937
Total assets	$4,726	$4,938
Liabilities and stockholders' equity
Other current liabilities	$464	$5
Other long-term liabilities	457	—
Stockholders' equity	3,805	4,933
Total liabilities and stockholders' equity	$4,726	$4,938

	Three Months Ended March 31,
	2013	2012
Revenues	$—	$—
Operating expenses
Depreciation and amortization	1,124	1,124
Other	8	4
Total operating expenses	1,132	1,128
Operating loss	(1,132)	(1,128)
Net loss	$(1,132)	$(1,128)

Note 11.	Income Taxes

The computation of the Company's annual effective tax rate includes a forecast of the Company's estimated "ordinary" income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company's ordinary income (loss). The Company's projected ordinary income tax expense for the full year 2013 consists primarily of the deferred tax effect of the Company's investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because the Company's projected 2013 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes as of and for the three months ended March 31, 2013 and 2012 based upon the actual effective tax rate for those periods.

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three months ended March 31, 2013, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $1.9 million Texas Margins Tax ("TMT") credit. Accordingly, at March 31, 2013 and December 31, 2012, the Company recorded a valuation allowance offsetting substantially all of its deferred tax assets. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

The Company has substantial federal and state net operating losses ("NOLs") for income tax purposes. Subject to certain requirements, the Company may "carry forward" its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of March 31, 2013, the Company had federal and state NOLs of approximately $2.7 billion and $2.1 billion, respectively, which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.1 billion, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

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

From time to time, the Company is involved in a variety of legal proceedings, including lawsuits, claims, investigations and other proceedings concerning intellectual property, commercial disputes, business practices and other matters. Due in part to the expansion and development of its business operations, the Company has become subject to an increased number of these proceedings, including disputes alleging intellectual property infringement. These matters may seek monetary damages and other relief.

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

iPhone Purchase Commitment
In May 2012, the Company entered into a three-year iPhone purchase commitment with Apple. The commitment began upon the Company's launch of sales of the iPhone in June 2012. Based on its current handset purchase and sales mix and current iPhone

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

device pricing, the Company estimates that the commitment would require it to purchase approximately $800 million of iPhones, with annual commitments during the three-year period that increase moderately in the second and third years. The Company projects that the minimum number of iPhones that it is required to purchase from Apple over the term of the commitment would represent 10% or less of the total number of handsets it expects to sell to new and upgrading customers over the period of the commitment and for approximately one year thereafter. The actual amount the Company spends and the number of devices it purchases over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device, future costs for the device, the success of the Company's marketing and advertising efforts, customer demand for devices offered by other manufacturers and other factors.
At its current purchase rate, the Company would purchase approximately one-half of its first-year minimum purchase commitment through June 2013, although the actual amount of the Company's purchases will depend on the factors described above. At its current purchase rate, the Company's iPhone purchases for the first year would be approximately $100 million below its first-year minimum purchase commitment; for the second year, approximately $150 million below its second-year minimum purchase commitment; and for the third year, approximately $200 million below its third-year minimum purchase commitment. The Company believes, however, that it will be able to increase its current iPhone sales rate and purchase and sell the total required number of devices over the three-year period of the commitment and for a subsequent one-year inventory sell-through period. The Company is pursuing a number of programs to expand sales volume, including exploring expanded device leasing and financing programs and working with Apple to increase the Company's advertising and promotional programs to increase awareness of the Company's iPhone offering. In addition, if Apple introduces an AWS-compatible version of the iPhone in the future, the Company will be able to sell the device in additional markets covering approximately 40% of its covered POPs. The Company may also seek to amend the requirements under, or extend the term of, the purchase commitment, although the Company's current capital and liquidity projections do not assume that such a modification will occur.

Wholesale Agreement

In August 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel which the Company uses to offer Cricket services in nationwide retailers outside of its current network footprint. The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, the Company pays Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. The Company has agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. The Company entered into an amendment to the wholesale agreement in February 2013 to enable the Company to purchase 4G LTE services. In addition, under the amendment, the Company can credit up to $162 million of revenue it provides Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue provided to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent the Company's revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

date thereof. In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint's successor-in-interest.

Note 13.	Guarantor Financial Information

At March 31, 2013, the $2,700 million of senior notes issued by Cricket (the "Issuing Subsidiary") were comprised of $1,100 million of 7.75% senior secured notes due 2016 and $1,600 million of 7.75% senior notes due 2020. The senior secured notes were, and the unsecured senior notes are, jointly and severally guaranteed on a full and unconditional basis by Leap (the "Guarantor Parent Company") and Cricket License Company, LLC, a 100%-owned subsidiary of Cricket (the "Guarantor Subsidiary").

The indenture governing the unsecured senior notes limits, among other things, the Guarantor Parent Company's, Cricket's and the Guarantor Subsidiary's ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with affiliates; and make acquisitions or merge or consolidate with another entity.

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries (STX Wireless, Cricket Music and their respective subsidiaries) and total consolidated Leap and subsidiaries as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Cricket formerly owned an 85% non-controlling membership interest in Savary Island Wireless, LLC (“Savary Island”), which held wireless spectrum in the upper Midwest portion of the U.S. and which leased a portion of that spectrum to Cricket. The remaining 15% controlling interest was held by Ring Island Wireless, LLC ("Ring Island"). In May 2012, Ring Island exercised its right to put its entire controlling membership interest in Savary Island to Cricket, and in October 2012, Cricket acquired Ring Island's 15% controlling interest for $5.3 million in cash. In December 2012, Savary Island and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity. As a result of these transactions, the financial position, results of operations and cash flows of these entities have been consolidated into the Issuing Subsidiary. All prior period consolidating financial statements have been revised to reflect this reorganization.

Certain revisions have been made to certain intercompany balances in the condensed consolidating balance sheet as of December 31, 2012 and the condensed consolidating statement of cash flows for the three months ended March 31, 2012 presented below to more appropriately reflect the substance of the underlying transactions or related settlement terms. These revisions had no impact on the consolidated balance sheet as of December 31, 2012 or the consolidated statement of cash flows for the three months ended March 31, 2012. The revisions had the following impacts:

Condensed consolidating balance sheet as of December 31, 2012:

•	Guarantor Parent Company - Reclassified $11.2 million from long-term to current assets and $66.5 million from current to long-term liabilities.

•
Issuing Subsidiary - Reclassified $27.5 million from long-term to current assets, reclassified $242.5 million from current to long-term liabilities, reclassified $35.3 million from current liabilities to long-term assets and reclassified $3.9 million from current liabilities to other current assets.

•	Guarantor Subsidiary - Reclassified $49.4 million from long-term to current assets.

•	Guarantor Subsidiary - Reclassified $35.3 million from long-term assets to stockholders' equity to reflect non-cash equity contributions from the Issuing Subsidiary to the Guarantor Subsidiary.

•	Non-Guarantor Subsidiaries - Reclassified $32.6 million from current to long-term liabilities, reclassified $0.4 million from current liabilities to current assets.

Condensed consolidating statement of cash flows for the three months ended March 31, 2012:

•	Non-Guarantor Subsidiaries - Increased net cash provided by operating activities by $5.5 million, with a corresponding increase to net cash used in investing activities for the same amount.

•	Issuing Subsidiary - Decreased net cash provided by operating activities by $5.5 million, with a corresponding decrease to net cash used in investing activities for the same amount.

The Company assessed the materiality of the revisions noted above and concluded that they were not material to any of the Company's previously issued financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheet as of March 31, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$14	$448,581	$—	$78,139	$—	$526,734
Short-term investments	—	140,404	—	—	—	140,404
Inventories	—	98,279	—	3,749	—	102,028
Deferred charges	—	60,941	—	6	—	60,947
Advances to affiliates and consolidated subsidiaries	5,119	23,036	24,827	—	(52,982)	—
Other current assets	635	137,877	—	10,691	(30)	149,173
Total current assets	5,768	909,118	24,827	92,585	(53,012)	979,286
Property and equipment, net	—	1,567,332	—	61,495	—	1,628,827
Investments in and advances to affiliates and consolidated subsidiaries	636,118	2,315,746	—	—	(2,951,864)	—
Wireless licenses	—	—	2,025,742	64,912	—	2,090,654
Assets held for sale	—	—	—	—	—	—
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	14,095	—	7,334	—	21,429
Other assets	3,550	64,312	—	12,686	—	80,548
Total assets	$645,436	$4,881,825	$2,050,569	$259,676	$(3,004,876)	$4,832,630
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$27	$280,645	$—	$7,190	$—	$287,862
Current maturities of long-term debt	—	4,000	—	—	—	4,000
Intercompany payables	—	29,946	—	23,036	(52,982)	—
Other current liabilities	2,445	269,452	48	17,554	(30)	289,469
Total current liabilities	2,472	584,043	48	47,780	(53,012)	581,331
Long-term debt, net	250,000	3,049,593	—	—	—	3,299,593
Deferred tax liabilities	—	397,429	—	—	—	397,429
Long-term intercompany payables	69,034	242,500	—	36,531	(348,065)	—
Other long-term liabilities	—	151,123	—	15,705	—	166,828
Total liabilities	321,506	4,424,688	48	100,016	(401,077)	4,445,181
Redeemable non-controlling interests	—	63,519	—	—	—	63,519
Stockholders' equity	323,930	393,618	2,050,521	159,660	(2,603,799)	323,930
Total liabilities and stockholders' equity	$645,436	$4,881,825	$2,050,569	$259,676	$(3,004,876)	$4,832,630

Condensed Consolidating Balance Sheet as of December 31, 2012 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$69	$449,668	$—	$65,813	$—	$515,550
Short-term investments	—	159,426	—	—	—	159,426
Inventories	—	118,149	—	3,452	—	121,601
Deferred charges	—	60,933	—	30	—	60,963
Advances to affiliates and consolidated subsidiaries	11,182	23,592	49,407	—	(84,181)	—
Other current assets	707	129,346	—	13,519	(4,330)	139,242
Total current assets	11,958	941,114	49,407	82,814	(88,511)	996,782
Property and equipment, net	—	1,694,365	—	67,725	—	1,762,090
Investments in and advances to affiliates and consolidated subsidiaries	739,072	2,327,953	—	—	(3,067,025)	—
Wireless licenses	—	—	1,882,421	64,912	—	1,947,333
Assets held for sale	—	—	136,222	—	—	136,222
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	14,756	—	9,907	—	24,663
Other assets	3,938	54,852	—	9,494	—	68,284
Total assets	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$40	$389,951	$—	$6,119	$—	$396,110
Current maturities of long-term debt	—	4,000	—	—	—	4,000
Intercompany payables	—	60,589	—	23,592	(84,181)	—
Other current liabilities	5,247	202,740	—	13,223	(4,330)	216,880
Total current liabilities	5,287	657,280	—	42,934	(88,511)	616,990
Long-term debt, net	250,000	3,048,463	—	—	—	3,298,463
Deferred tax liabilities	—	385,111	—	—	—	385,111
Long-term intercompany payables	66,549	242,500	—	32,562	(341,611)	—
Other long-term liabilities	—	149,819	—	19,228	—	169,047
Total liabilities	321,836	4,483,173	—	94,724	(430,122)	4,469,611
Redeemable non-controlling interests	—	64,517	—	—	—	64,517
Stockholders' equity	433,132	496,572	2,068,050	160,792	(2,725,414)	433,132
Total liabilities and stockholders' equity	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$602,037	$—	$82,570	$15	$684,622
Equipment revenues	—	89,340	—	15,896	—	105,236
Other revenues	—	4,149	25,490	89	(29,728)	—
Total revenues	—	695,526	25,490	98,555	(29,713)	789,858
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	255,844	—	20,578	(25,564)	250,858
Cost of equipment	—	224,043	—	34,925	—	258,968
Selling and marketing	—	68,309	—	10,529	—	78,838
General and administrative	2,607	71,680	191	11,896	(4,149)	82,225
Depreciation and amortization	—	143,974	—	8,599	—	152,573
Impairments and other charges	—	186	—	549	—	735
Total operating expenses	2,607	764,036	191	87,076	(29,713)	824,197
Gain (loss) on sale, exchange or disposal of assets, net	—	(1,703)	6,752	(61)	—	4,988
Operating income (loss)	(2,607)	(70,213)	32,051	11,418	—	(29,351)
Equity in net income (loss) of consolidated subsidiaries	(111,569)	43,469	—	—	68,100	—
Equity in net loss of investees, net	—	(1,158)	—	—	—	(1,158)
Interest income	6,063	46	—	—	(6,062)	47
Interest expense	(3,199)	(67,588)	—	—	6,062	(64,725)
Income (loss) before income taxes	(111,312)	(95,444)	32,051	11,418	68,100	(95,187)
Income tax expense	—	(14,420)	—	—	—	(14,420)
Net income (loss)	(111,312)	(109,864)	32,051	11,418	68,100	(109,607)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(1,705)	—	—	—	(1,705)
Net income (loss) attributable to common stockholders	$(111,312)	$(111,569)	$32,051	$11,418	$68,100	$(111,312)
Other comprehensive income (loss):
Net income (loss)	(111,312)	(109,864)	32,051	11,418	68,100	(109,607)
Net unrealized holding gains on investments and other	(3)	(3)	—	—	3	(3)
Comprehensive income (loss)	$(111,315)	$(109,867)	$32,051	$11,418	$68,103	$(109,610)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$685,710	$—	$88,272	$16	$773,998
Equipment revenues	—	45,250	—	6,371	—	51,621
Other revenues	—	3,965	29,689	—	(33,654)	—
Total revenues	—	734,925	29,689	94,643	(33,638)	825,619
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	266,874	—	24,110	(29,673)	261,311
Cost of equipment	—	219,348	—	28,499	—	247,847
Selling and marketing	—	85,033	—	10,521	—	95,554
General and administrative	2,737	78,574	190	12,163	(3,965)	89,699
Depreciation and amortization	—	130,183	—	16,360	—	146,543
Total operating expenses	2,737	780,012	190	91,653	(33,638)	840,954
Gain (loss) on sale, exchange or disposal of assets, net	—	(1,391)	—	923	—	(468)
Operating income (loss)	(2,737)	(46,478)	29,499	3,913	—	(15,803)
Equity in net income (loss) of consolidated subsidiaries	(98,586)	33,414	—	—	65,172	—
Equity in net income of investees, net	—	193	—	—	—	193
Interest income	6,063	26	—	2	(6,062)	29
Interest expense	(3,179)	(69,925)	—	—	6,062	(67,042)
Income (loss) before income taxes	(98,439)	(82,770)	29,499	3,915	65,172	(82,623)
Income tax expense	—	(11,711)	—	—	—	(11,711)
Net income (loss)	(98,439)	(94,481)	29,499	3,915	65,172	(94,334)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(4,105)	—	—	—	(4,105)
Net income (loss) attributable to common stockholders	$(98,439)	$(98,586)	$29,499	$3,915	$65,172	$(98,439)
Other comprehensive income (loss):
Net income (loss)	(98,439)	(94,481)	29,499	3,915	65,172	(94,334)
Net unrealized holding gains on investments and other	2	2	—	—	(2)	2
Comprehensive income (loss)	$(98,437)	$(94,479)	$29,499	$3,915	$65,170	$(94,332)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(55)	$711	$—	$24,901	$—	$25,557
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(26,307)	—	(335)	280	(26,362)
Purchases of wireless licenses and spectrum clearing costs	—	(335)	—	—	—	(335)
Proceeds from sales of wireless licenses and operating assets	—	292	—	309	(280)	321
Purchases of investments	—	(65,767)	—	—	—	(65,767)
Sales and maturities of investments	—	84,716	—	—	—	84,716
Payments received from joint venture	—	8,799	—	—	(8,799)	—
Net cash provided by (used in) investing activities	—	1,398	—	(26)	(8,799)	(7,427)
Financing activities:
Repayment of long-term debt	—	(1,000)	—	—	—	(1,000)
Payment of debt issuance costs	—	(552)	—	—	—	(552)
Payments made to joint venture partners	—	—	—	(12,549)	8,799	(3,750)
Other	—	(1,644)	—	—	—	(1,644)
Net cash used in financing activities	—	(3,196)	—	(12,549)	8,799	(6,946)
Net increase (decrease) in cash and cash equivalents	(55)	(1,087)	—	12,326	—	11,184
Cash and cash equivalents at beginning of period	69	449,668	—	65,813	—	515,550
Cash and cash equivalents at end of period	$14	$448,581	$—	$78,139	$—	$526,734

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(24)	$15,792	$—	$19,589	$—	$35,357
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(140,010)	—	(13,815)	5,571	(148,254)
Purchases of wireless licenses and spectrum clearing costs	—	(976)	—	—	—	(976)
Proceeds from sales of wireless licenses and operating assets	—	451	—	5,975	(5,571)	855
Purchases of investments	—	(77,149)	—	—	—	(77,149)
Sales and maturities of investments	—	202,107	—	—	—	202,107
Net cash used in investing activities	—	(15,577)	—	(7,840)	—	(23,417)
Financing activities:
Payments made to joint venture partners	—	(255)	—	—	—	(255)
Other	—	(1,010)	—	—	—	(1,010)
Net cash used in financing activities	—	(1,265)	—	—	—	(1,265)
Net increase (decrease) in cash and cash equivalents	(24)	(1,050)	—	11,749	—	10,675
Cash and cash equivalents at beginning of period	91	270,056	—	75,096	—	345,243
Cash and cash equivalents at end of period	$67	$269,006	$—	$86,845	$—	$355,918

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, unless the context suggests otherwise, the terms "we," "our," "ours," "us," and the "Company" refer to Leap Wireless International, Inc., or Leap, and its subsidiaries and consolidated joint ventures, including Cricket Communications, Inc., or Cricket. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2013 population estimates provided by Claritas Inc., a market research company.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I— Item 1 of this report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or the SEC, on February 25, 2013.

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

•	our ability to offer customers cost-effective 4G Long Term Evolution network technology, or LTE, services;

•	our ability to obtain and maintain 3G and 4G roaming and wholesale services from other carriers at cost-effective rates;

•	our ability to acquire or obtain access to additional spectrum in the future at a reasonable cost or on a timely basis;

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

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% membership interest in STX Wireless, LLC, or STX Wireless, the parent company of STX Operations. For more information regarding this joint venture, see "Liquidity and Capital Resources - STX Wireless Joint Venture" below.

As of March 31, 2013, Cricket service was offered in 48 states and the District of Columbia across an extended area covering approximately 292 million POPs. As of March 31, 2013, we had approximately 5.2 million customers, and we owned wireless licenses covering an aggregate of approximately 136.7 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 96.2 million POPs as of March 31, 2013. The licenses we own provide an average of 23 MHz of spectrum capacity in our operating markets.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over an extended service area. We recently entered into an agreement with a national carrier for 4G LTE roaming services. In addition, we have also entered into a wholesale agreement, which we use to offer Cricket services in nationwide retailers outside of our current network footprint, and we recently amended that agreement to enable our customers to receive 4G LTE services. These arrangements have enabled us to offer enhanced Cricket products and services, strengthen our retail presence in our existing markets and expand our distribution nationwide. Since originally introducing products in nationwide retailers in September 2011, we have determined to focus our efforts on those retailers that we believe provide the most attractive opportunities for our business. As a result, we reduced our total presence in the nationwide retail channel from approximately 13,000 locations at June 30, 2012 to approximately 5,000 locations at March 31, 2013.

Our business strategy includes our efforts to improve the experience we provide customers so that they choose to remain a Cricket customer for a longer period. As part of these efforts, we are improving our device activation process, the quality of our device portfolio, and the in-store and call center experience we provide for our customers. We are also focused on continually updating our product and service offerings to better meet the needs of current customers and to attract and retain new ones. Product and service offerings we have introduced in recent years include our Muve Music® unlimited music download service, the Lifeline service offerings we have introduced in a number of states, and the third-party device leasing program we introduced in our markets to help customers manage the cost of purchasing a handset. We are also focused on pursuing disciplined investment initiatives and remaining focused on our position as a low-cost provider of wireless telecommunications. We have increased pricing on our devices in an effort to better manage device subsidies and promote the addition of longer-tenured customers. In addition, we have streamlined and reduced our number of dealer locations to attempt to further increase sales activity for more productive locations. We also continue to enhance our network to allow us to provide customers with high-quality service. We are exploring cost-effective ways to deliver LTE services to additional customers in our network footprint, including by deploying facilities-based coverage and by entering into partnerships or joint ventures with other carriers. We have covered approximately 21 million POPs with next-generation LTE network technology and may cover up to an additional approximately 10 million POPs in 2013.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators (or MVNOs), voice-over-internet-protocol (or VoIP) service providers, traditional landline service providers, cable companies and mobile satellite service providers. The evolving competitive landscape negatively impacted our financial and operating results in recent years and we have experienced net customer losses in each of the four most recent quarters. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. During the third quarter of 2012, we increased pricing on our devices in an effort to better manage our device subsidy and promote the addition of longer-tenured customers, although such changes have also had the effect of decreasing gross customer additions. We also introduced new pricing plans for our service offerings, which included new features such as visual voicemail on certain smartphones, enhanced international calling plans, and supplemental data packages, and we enhanced our Muve Music® service, which is now offered for no additional cost in service plans for our Android-based smartphones. In addition, through a third party we have introduced a device leasing program in our markets to help customers manage the cost of purchasing handsets, and we plan to expand the availability and type of handset financing programs we offer in 2013. The extent to which these initiatives and others we may introduce will positively impact our future financial and operational results will depend upon our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings, and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, although during 2012 we experienced our lowest customer activity during the fourth quarter due, in part, to pricing changes we introduced in the third quarter which reduced the amount of subsidy we provide on devices. Based on historical results, we also generally expect churn to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in service plan pricing, device availability, economic conditions, high unemployment (particularly in the lower-income segment of our customer base) and competitive actions, any of which may either offset or magnify certain seasonal effects. Customer activity can also be strongly affected by promotional and retention efforts that we undertake. For example, from time to time, we lower the price on select smartphones for customers who activate a new line of service and then transfer phone numbers previously used with other carriers. This type of promotion is intended to drive significant, new customer activity for our smartphone handsets and their accompanying higher-priced service plans. We also frequently offer existing customers the opportunity to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We also utilize retention programs to encourage existing customers whose service may have been suspended for failure to timely pay to continue service with us for a reduced or free amount. The design, size and duration of our promotional and retention programs vary over time in response to changing market conditions. We believe that our promotional and retention efforts, including those efforts described above, have generally provided and continue to provide important long-term benefits to us, including by helping us attract new customers for our wireless services or by extending the period of time over which customers use our services, thus allowing us to obtain additional revenue from handsets we have already sold. The success of any of these activities depends upon many factors, including the costs that we incur to attract or retain customers and the length of time these customers continue to use our services. Sales activity that would otherwise have been expected based on seasonal trends can also be negatively impacted by factors such as the billing system disruptions we experienced in 2011, promotional and retention efforts not performing as expected at various times in 2012, device quality issues, and the inventory shortages for or unavailability of certain of our strongest-selling devices we have experienced at various times.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. See "—Liquidity and Capital Resources" below.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These principles require us to make estimates and judgments that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities and our reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of deferred tax assets, long-lived assets and indefinite-lived intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012 on February 25, 2013, there have been no significant changes to our critical accounting policies and estimates.

Results of Operations

Operating Items

The following table summarizes operating data for our condensed consolidated operations for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,
					Change
	2013	% of 2013 Service Revenues	2012	% of 2012 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$684,622		$773,998		$(89,376)	(11.5)%
Equipment revenues	105,236		51,621		53,615	103.9%
Total revenues	789,858		825,619		(35,761)	(4.3)%
Operating expenses:
Cost of service	250,858	36.6%	261,311	33.8%	(10,453)	(4.0)%
Cost of equipment	258,968	37.8%	247,847	32.0%	11,121	4.5%
Selling and marketing	78,838	11.5%	95,554	12.3%	(16,716)	(17.5)%
General and administrative	82,225	12.0%	89,699	11.6%	(7,474)	(8.3)%
Depreciation and amortization	152,573	22.3%	146,543	18.9%	6,030	4.1%
Impairments and other charges	735	0.1%	—	—%	735	*
Total operating expenses	824,197	120.4%	840,954	108.7%	(16,757)	(2.0)%
Gain (loss) on sale, exchange or disposal of assets, net	4,988	0.7%	(468)	(0.1)%	5,456	*
Operating loss	$(29,351)	(4.3)%	$(15,803)	(2.0)%	$(13,548)	85.7%
* Percentage change is not meaningful.

The following table summarizes customer activity for the three months ended March 31, 2013 and 2012:

			Change
For the Three Months Ended March 31, (1)	2013	2012	Amount	Percent

Gross customer additions	473,881	859,547	(385,666)	(44.9)%
Net customer additions (losses)	(93,037)	258,060	(351,097)	*
Weighted-average number of customers	5,213,605	6,025,427	(811,822)	(13.5)%
As of March 31,
Total customers	5,203,747	6,192,073	(988,326)	(16.0)%
* Percentage change is not meaningful.
__________

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Gross Customer Additions

Gross customer additions for the three months ended March 31, 2013 were 473,881 compared to 859,547 for the corresponding period of the prior year. The 44.9% decrease in the number of gross customer additions was primarily attributable to higher pricing on our entry-level smartphones, continued de-emphasis of our Cricket Broadband service, our narrowed focus on offering our products in fewer nationwide retail locations and the discontinuation of our daily PAYGo product.

Net Customer Additions (Losses)

Net customer losses for the three months ended March 31, 2013 were 93,037 compared to net customer additions of 258,060 for the corresponding period of the prior year. The change was primarily due to the decrease in gross customer additions discussed above and slightly higher churn levels.

Service Revenues

Service revenues decreased $89.4 million, or 11.5%, for the three months ended March 31, 2013 compared to the corresponding period of the prior year. This decrease resulted from a 13.5% decrease in the weighted-average number of customers, partially offset by a 2.7% increase in ARPU.

Equipment Revenues

Equipment revenues increased $53.6 million, or 103.9%, for the three months ended March 31, 2013 compared to the corresponding period of the prior year. This increase resulted primarily from a 197.5% increase in average revenue per device sold due to uptake of our higher-priced devices, partially offset by a 31.5% decrease in the number of devices sold to new and upgrading customers.

Cost of Service

Cost of service decreased $10.5 million, or 4.0%, for the three months ended March 31, 2013 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 36.6% from 33.8% in the prior year period. The increase in cost of service as a percentage of service revenues resulted primarily from a 13.5% decrease in the weighted-average number of customers.

Cost of Equipment

Cost of equipment increased $11.1 million, or 4.5%, for the three months ended March 31, 2013 compared to the corresponding period of the prior year. This increase was primarily due to increased uptake of our higher-priced devices, partially offset by a decrease in the number of devices sold to new and upgrading customers discussed above.

Selling and Marketing Expenses

Selling and marketing expenses decreased $16.7 million, or 17.5%, for the three months ended March 31, 2013 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 11.5% from 12.3% in the prior year period. These decreases were largely attributable to our cost management initiatives.

General and Administrative Expenses

General and administrative expenses decreased $7.5 million, or 8.3%, for the three months ended March 31, 2013 compared to the corresponding period of the prior year, primarily due to continued benefits from our cost management initiatives. As a percentage of service revenues, such expenses slightly increased to 12.0% from 11.6% in the prior year period, primarily due to the decrease in service revenues discussed above.

Depreciation and Amortization

Depreciation and amortization expense increased $6.0 million, or 4.1%, for the three months ended March 31, 2013 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to network upgrades which related, in part, to our deployment of next-generation LTE technology.

Impairments and Other Charges

During the three months ended March 31, 2013, we incurred $0.7 million in restructuring charges related to lease exit costs associated with cellular sites that were no longer being developed or utilized and administrative facilities that were no longer being used.

Gain (Loss) on Sale, Exchange or Disposal of Assets, Net

During the three months ended March 31, 2013, we recognized a gain of $6.8 million in connection with the exchange of various spectrum with a subsidiary of T-Mobile USA, Inc., or T-Mobile, and Cellco Partnership dba Verizon Wireless, or Verizon Wireless. For more information regarding this transaction, see the discussion below under "Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions." This gain was partially offset by a loss of $1.8 million relating to the disposal of certain property and equipment. During the three months ended March 31, 2012, we recognized a loss of $0.5 million from the disposal of certain property and equipment.

Non-Operating Items

The following table summarizes non-operating data for our condensed consolidated operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012	Change

Equity in net income (loss) of investees, net	$(1,158)	$193	$(1,351)
Interest income	47	29	18
Interest expense	(64,725)	(67,042)	2,317
Income tax expense	(14,420)	(11,711)	(2,709)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Equity in Net Income (Loss) of Investees, Net

Equity in net income (loss) of investees, net reflects our share of net income or losses of regional wireless service providers in which we hold investments.

Interest Expense

Interest expense decreased $2.3 million during the three months ended March 31, 2013 compared to the corresponding period of the prior year. The decrease in interest expense primarily resulted from the refinancing in October 2012 of our $300 million in aggregate principal amount of 10% senior notes due 2015 with the $400 million senior secured B term loan facility under the credit agreement we entered into in October 2012, as amended, or the Credit Agreement, which bears interest at a lower rate.

Income Tax Expense

During the three months ended March 31, 2013, we recorded income tax expense of $14.4 million compared to $11.7 million for the three months ended March 31, 2012. The $2.7 million increase was primarily due to a nonrecurring $2.6 million tax expense associated with the tax deferral of the gain associated with the exchange of various spectrum with T-Mobile and Verizon Wireless, offset in part by a net reduction in deferred tax liabilities associated with our joint ventures.

Unrestricted Subsidiaries

In July 2011, Leap's board of directors designated Cricket Music Holdco, LLC (a wholly-owned subsidiary of Cricket, or Cricket Music) and Cricket Music's wholly-owned subsidiary Muve USA, LLC, or Muve USA, as "Unrestricted Subsidiaries" under the indentures governing our senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as "Unrestricted Subsidiaries" under the Credit Agreement. Cricket Music and Muve USA hold certain hardware, software and intellectual property relating to our Muve Music service. During the three months ended March 31, 2013 and 2012, Cricket Music and Muve USA had no operations or revenues. Therefore, the most significant components of the financial position and results of operations of our unrestricted subsidiaries were property and equipment and depreciation expense. As of March 31, 2013 and December 31, 2012, property and equipment of our unrestricted subsidiaries was $3.8 million and $4.9 million, respectively. As of March 31, 2013, our unrestricted subsidiaries also had $0.9 million, $0.5 million and $0.5 million of current assets, current liabilities and long-term liabilities, respectively. For each of the three months ended March 31, 2013 and 2012, depreciation expense of our unrestricted subsidiaries was $1.1 million, resulting in a net loss $1.1 million.

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

The following table shows metric information for the three months ended March 31, 2013 and 2012 (unaudited; adjusted OIBDA in thousands):

	Three Months Ended March 31,
	2013	2012

ARPU	$43.72	$42.59
CPGA	$317	$228
CCU	$26.36	$24.55
Churn	3.6%	3.3%
Adjusted OIBDA	$121,083	$130,514

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

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (unaudited; in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended March 31,
	2013	2012

Service revenues	$684,622	$773,998
Less pass-through regulatory fees and telecommunications taxes	(855)	(4,137)
Total service revenues used in the calculation of ARPU	683,767	769,861
Weighted-average number of customers	5,213,605	6,025,427
ARPU	$43.72	$42.59

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (unaudited; in thousands, except gross customer additions and CPGA):

	Three Months Ended March 31,
	2013	2012

Selling and marketing expense	$78,838	$95,554
Less share-based compensation expense included in selling and marketing expense	(111)	(23)
Plus cost of equipment	258,968	247,847
Less equipment revenue	(105,236)	(51,621)
Less net loss on equipment transactions and third-party commissions unrelated to customer acquisition	(82,072)	(96,097)
Total costs used in the calculation of CPGA	$150,387	$195,660
Gross customer additions	473,881	859,547
CPGA	$317	$228

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (unaudited; in thousands, except weighted-average number of customers and CCU):

	Three Months Ended March 31,
	2013	2012

Cost of service	$250,858	$261,311
Plus general and administrative expense	82,225	89,699
Less share-based compensation (expense) benefit included in cost of service and general and administrative expense	(2,003)	717
Plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition	82,072	96,097
Less pass-through regulatory fees and telecommunications taxes	(855)	(4,137)
Total costs used in the calculation of CCU	$412,297	$443,687
Weighted-average number of customers	5,213,605	6,025,427
CCU	$26.36	$24.55

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (unaudited; in thousands):

	Three Months Ended March 31,
	2013	2012

Operating loss	$(29,351)	$(15,803)
Plus depreciation and amortization	152,573	146,543
OIBDA	$123,222	$130,740
Plus (gain) loss on sale, exchange or disposal of assets, net	(4,988)	468
Plus impairments and other charges	735	—
Plus share-based compensation expense (benefit)	2,114	(694)
Adjusted OIBDA	$121,083	$130,514

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time we may generate additional liquidity through credit or capital markets transactions and asset sales. We had a total of $667.1 million in unrestricted cash, cash equivalents and short-term investments as of March 31, 2013. We generated $25.6 million of net cash from operating activities during the three months ended March 31, 2013 and expect cash generated from operations to continue to be a significant source of liquidity. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the operating and capital requirements for our current business operations and current investment initiatives.

Our current investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. In addition, we are exploring cost-effective ways to deliver LTE services to customers in our network footprint. We have deployed LTE across approximately 21 million POPs in our network footprint and may launch the service to up to an additional approximately 10 million POPs in 2013. In addition, we may enter into partnerships or joint ventures with others to supplement our facilities-based LTE network coverage. We intend to be disciplined as we consider investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications services. Total capital expenditures for 2013 are expected to be between $250 million and $300 million. For additional information regarding our projected capital expenditures for the next several years, see the discussion below under "-- Capital Expenditures, Significant Acquisitions and Other Transactions."

In recent years, we have entered into agreements with significant purchase commitments, including an agreement with Apple to purchase an estimated $800 million of iPhone devices between June 2012 and June 2015 and an agreement with Sprint to purchase a minimum of $205 million of services between 2013 and 2015. Additional information regarding our purchase agreements with Apple and Sprint and other significant contracts and commitments we have entered into is set forth below under "-- Capital Expenditures, Significant Acquisitions and Other Transactions."

We determine our future capital and operating requirements and liquidity based upon our current and projected financial and operating performance, the scope of our investment initiatives and the extent of our contractual commitments. There are a number of risks and uncertainties (including those set forth in "Part II - Item 1A. Risk Factors" of this report) that could cause our financial and operating results and capital or liquidity requirements to differ materially from our projections. If our future financial and operating performance is materially less favorable than our current projections, or if our capital requirements materially increase, we will likely be required to generate additional capital resources. In such an event, we would seek to increase our liquidity through a number of actions, including selling assets, including spectrum not currently utilized in our business operations or other business assets; delaying or reducing operating and capital expenditures; or pursuing other capital or credit markets activities.

We had $3,303.6 million in senior indebtedness outstanding as of March 31, 2013, which was comprised of $250 million in aggregate principal amount of 4.50% convertible senior notes due 2014, $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016, $1,600 million in aggregate principal amount of 7.75% senior notes due 2020 and $399 million in aggregate principal amount of term loan borrowings outstanding under our Credit Agreement that mature in 2019. Subsequent to the quarter ended March 31, 2013, we borrowed an additional $1,425 million in aggregate principal amount of term loans under the Credit Agreement, issued a notice of redemption to redeem all of the 7.75% senior secured notes due 2016, discharged the indenture governing the 7.75% senior secured notes due 2016 and purchased $1.8 million in aggregate principal amount of 4.50% convertible senior notes due 2014 in a cash tender offer, as more fully described below. We may from time to time seek to purchase outstanding 4.50% convertible senior notes due 2014 through open-market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.

Although our significant outstanding indebtedness results in risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under our Credit Agreement and the indenture governing Cricket's senior notes. In addition, because borrowings under our Credit Agreement bear interest at a floating rate, we review changes and trends in interest rates to evaluate possible hedging activities we could implement. We also regularly monitor the capital and credit markets for opportunities to refinance our existing indebtedness on favorable terms and extend the maturities of such indebtedness. As a result of the actions described above, and our expected cash generated from operations and other sources of liquidity, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $9.8 million, or 27.7%, for the three months ended March 31, 2013 compared to the corresponding period of the prior year. This decrease was primarily attributable to the increase in our operating loss and changes in working capital.

Investing Activities

Net cash used in investing activities was $7.4 million during the three months ended March 31, 2013, which included the effects of the following transactions:

•	We purchased $26.4 million of property and equipment for the ongoing maintenance and development of our network and other business assets.

•	We made investment purchases of $65.8 million, offset by sales or maturities of investments of $84.7 million.

Financing Activities

Net cash used in financing activities was $6.9 million for the three months ended March 31, 2013, which included the effects of the following transactions:

•	We made $3.8 million in distributions and loans to our joint venture partners.

•	We repaid $1.0 million of the $400 million senior secured B term loans under our Credit Agreement.

•	We made $1.6 million of capital lease payments.
Credit Agreement

On October 10, 2012, Cricket entered into the Credit Agreement with respect to a $400 million senior secured B term loan facility, which was fully drawn in October 2012 and matures in October 2019. B term loan borrowings under the Credit Agreement must be repaid in 27 quarterly installments of $1.0 million each, which commenced on March 31, 2013, followed by a final installment of $373.0 million at maturity.

On March 8, 2013, Cricket amended the Credit Agreement to provide for an incremental $1,425 million senior secured C term loan facility, which was fully drawn on April 15, 2013 and matures in March 2020. C term loan borrowings under the Credit Agreement must be repaid in 26 quarterly installments of $3.6 million each, commencing on September 30, 2013, followed by a final installment of $1,332.4 million at maturity. Approximately $1,185 million of the net proceeds from the C term loan facility were used to fund the redemption of all of Cricket's $1,100 million of 7.75% senior secured notes due 2016 (including accrued interest), as more fully described below. Remaining net proceeds may be used for general corporate purposes.

Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate, or LIBOR, plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At March 31, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.80%.

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

Borrowings under the Credit Agreement are effectively senior to all of Leap's, Cricket's and the guarantors' existing and future unsecured indebtedness (including Cricket's $1,600 million aggregate principal amount of senior notes and, in the case of Leap, Leap's $248.2 million aggregate principal amount of convertible senior notes), as well as to all of Leap's, Cricket's and the guarantors' obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the obligations under the Credit Agreement.

Borrowings under the Credit Agreement are secured on a first-priority basis, equally and ratably with any future parity lien debt that Leap, Cricket or the guarantors may incur, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the Credit Agreement, Leap, Cricket and the guarantors are permitted to incur liens securing indebtedness for borrowed money in an aggregate principal amount outstanding (including the aggregate principal amount outstanding under the Credit Agreement) of up to the greater of $1,750 million and 3.5 times Leap's consolidated cash flow (excluding the consolidated cash flow of Cricket Music) for the prior four fiscal quarters.

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

Cricket has the right to prepay borrowings under the Credit Agreement, in whole or in part, at any time without premium or penalty, except that prepayments of B term loans in connection with a repricing transaction occurring on or prior to October 10, 2013 are subject to a prepayment premium of 1.00% of the principal amount of the borrowings so prepaid and prepayments of C term loans in connection with a repricing transaction occurring on or prior to March 8, 2014 are subject to a prepayment premium of 1.00% of the principal amount of the borrowings so prepaid.

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

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing our senior notes and convertible notes.

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On April 15, 2013, in connection with Cricket's borrowing of C term loans under the Credit Agreement, Cricket issued a notice of redemption to redeem all of its $1,100 million of 7.75% senior secured notes due 2016 in accordance with the optional redemption provisions governing the notes at a redemption price of 103.875% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date of May 15, 2013. Also on April 15, 2013, Cricket deposited approximately $1,185 million with the trustee for the notes to fund the redemption price (including accrued interest) and the indenture governing the notes was satisfied and discharged in accordance with its terms. As a result of this redemption, we estimate that we will incur a loss on extinguishment of debt of approximately $70 million, which will be recorded in the second quarter of 2013.

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of 4.50% convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap's general unsecured obligations and rank equally in right of payment with all of Leap's existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap's subsidiaries' creditors, including under the Credit Agreement and the unsecured senior notes described below. The notes are effectively junior to all of Leap's existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations.

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

On March 26, 2013, Leap launched a tender offer to purchase, for cash, any and all of its $250 million of 4.50% convertible senior notes due 2014 at a purchase price of $1,005 per $1,000 principal amount of notes tendered plus accrued interest. On April 23, 2013, we purchased $1.8 million in aggregate principal amount of unsecured convertible senior notes due 2014 pursuant to the tender offer. We may from time to time seek to purchase outstanding 4.50% convertible senior notes due 2014 through open-market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds we received in connection with the issuance of the additional notes was recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2013, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.86% and 7.80%, respectively, both of which include the effect of the discount accretion.

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap's, Cricket's and the guarantors' general senior unsecured obligations and rank equally in right of payment with all of Leap's, Cricket's and the guarantors' existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap's, Cricket's and the guarantors' existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap's and Cricket's subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap's, Cricket's and the guarantors' future subordinated indebtedness.

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

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of March 31, 2013 and December 31, 2012, none of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the three months ended March 31, 2013, we incurred $26.4 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance and development of our network and other business assets.

Total capital expenditures for 2013 are expected to be between $250 million and $300 million. These capital expenditures are primarily expected to support the ongoing maintenance and development of our network and other business assets, our deployment of LTE network technology and other capital projects.

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

Other Transactions

On March 25, 2013, we completed an intra-market license exchange with T-Mobile and Verizon Wireless involving various markets in Philadelphia, Wilmington and Atlantic City. The licenses involved in the exchange had a carrying value of $136.2 million and we recognized a gain of $6.8 million in connection with the transaction.

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
At our current purchase rate, we would purchase approximately one-half of our first-year minimum purchase commitment through June 2013, although the actual amount of our purchases will depend on the factors described above. At our current purchase rate, our iPhone purchases for the first year would be approximately $100 million below our first-year minimum purchase commitment; for the second year, approximately $150 million below our second-year minimum purchase commitment; and for the third year, approximately $200 million below our third-year minimum purchase commitment. We believe, however, that we will be able to increase our current iPhone sales rate and purchase and sell the total required number of devices over the three-year period of the commitment and for a subsequent one-year inventory sell-through period. We are pursuing a number of programs to expand sales volume, including exploring expanded device leasing and financing programs and working with Apple to increase our advertising and promotional programs to increase awareness of our iPhone offering. In addition, if Apple introduces an AWS- compatible version of the iPhone in the future, we will be able to sell the device in additional markets covering approximately 40% of our covered POPs. We may also seek to amend the requirements under, or extend the term of, our purchase commitment, although our current capital and liquidity projections do not assume that such a modification will occur.
Wholesale Agreement

In August 2010, we entered into a wholesale agreement with an affiliate of Sprint Nextel which we use to offer Cricket services in nationwide retailers outside of our current network footprint. The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, we pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. We have agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. We entered into an amendment to the wholesale agreement in February 2013 to enable us to purchase 4G LTE services. In addition, under the amendment, we can credit up to $162 million of revenue we provide Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue we provide to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

Our obligation to provide the minimum purchase amount for any calendar year is subject to Sprint's compliance with specified covenants in the wholesale agreement. Based upon a review of information provided to us by Sprint, we informed Sprint that certain of those covenants had not been met in 2012 and that, as a result, we were not subject to the minimum purchase commitment for that year. Sprint disputed that assertion. In February 2013, the parties resolved this matter.

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

STX Wireless Joint Venture

Cricket service is offered in South Texas by our joint venture STX Operations, which Cricket controls through a 75.75% membership interest in its parent company STX Wireless. The joint venture was created in October 2010 through the contribution by us and various entities doing business as Pocket Communications, or Pocket, of substantially all of our respective wireless spectrum and operating assets in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, we made payments to Pocket of $40.7 million in cash.

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

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the three months ended March 31, 2013 and for the year ended December 31, 2012, we recorded a net accretion expense of $0.5 million and a net accretion benefit of $0.7 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $8.8 million and $2.8 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the three months ended March 31, 2013. No tax distributions were made during the three months ended March 31, 2012. We recorded the tax distribution to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

On July 12, 2012, STX Wireless made an optional pro-rata cash distribution of $50.7 million and $16.2 million to Cricket and Pocket, respectively. Subsequent to the quarter end, on April 26, 2013, STX Wireless made a further optional pro-rata cash distribution of $18.9 million and $6.1 million to Cricket and Pocket, respectively. Under the STX LLC Agreement, optional distributions to Pocket (plus an annual return, as discussed above), are deducted from the purchase price payable to Pocket in the event of a put, call or mandatory buyout following a change of control of Leap.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of March 31, 2013 and December 31, 2012, Pocket had $9.2 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $63.5 million and $64.5 million as of March 31, 2013 and December 31, 2012, respectively.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our senior and convertible senior notes bear interest at fixed rates and, accordingly, our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Agreement. As of March 31, 2013, we had $399 million in principal amount of outstanding borrowings under our Credit Agreement, and subsequent to the quarter end we borrowed an additional $1,425 million in aggregate principal amount of term loans under the Credit Agreement. Borrowings under our Credit Agreement bear interest at LIBOR plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. Our primary interest rate under the Credit Agreement is LIBOR plus 3.50%. At March 31, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.80%. Assuming the current outstanding balance of $1,824 million in principal amount under the Credit Agreement remained

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, by $18.2 million.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2013, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in a variety of legal proceedings, including lawsuits, claims, investigations and other proceedings concerning intellectual property, commercial disputes, business practices and other matters. Due in part to the expansion and development of our business operations, we have become subject to an increased number of these proceedings, including disputes alleging intellectual property infringement. These matters may seek monetary damages and other relief.

We believe that any damage amounts alleged by plaintiffs in matters that may arise are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether the amount can be reasonably estimated. We reassess our view on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved.

Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on favorable terms. Our policy is to recognize legal costs as incurred. It is possible, however, that our business, financial condition and results of operations in future periods could be materially adversely affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described under "Part I - Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 25, 2013 other than:

•
Changes to the risk factor below entitled "We Face Significant Competition, Which Could Have a Material Adverse Effect on Demand for Cricket Service," which has been updated to reflect additional competitive pressures we may face;

•
Changes to the risk factors below entitled "Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us from Fulfilling Our Obligations," "Despite Current Indebtedness Levels, We May Incur Additional Indebtedness. This Could Further Increase the Risks Associated with Our Leverage," "We May Be Unable to Refinance Our Indebtedness," and "Covenants in Our Credit Agreement and Indentures or in Credit Agreements or Indentures That We May Enter into in the Future May Limit Our Ability to Operate Our Business," which have been updated to reflect the following transactions in April 2013: Cricket's additional borrowings under the Credit Agreement and issuance of a notice of redemption for all of its 7.75% senior secured notes due 2016, and Leap's purchase of $1.8 million in aggregate principal amount of 4.50% convertible senior notes due 2014 in a cash tender offer; and

•
Changes to the risk factor below entitled "Action by Congress or Government Agencies and Regulatory Requirements May Increase Our Costs of Providing Service or Require Us to Change Our Services," which has been updated to reflect risks related to the use of certain foreign vendors.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced a net loss of $109.6 million for the three months ended March 31, 2013 and net losses of $187.3 million, $317.7 million, and $785.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful enhancement of our distribution channels, and on customer acceptance of our Cricket product and service offerings. If we fail to attract and retain additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

Our Strategic Plans Require that We Retain and Grow Our Current Customer Base; Our Failure to Do So Would Negatively Affect Our Business Plans and Financial Outlook.

We have recently experienced quarterly net customer losses that decreased our total number of customers, including in each of the four most recent quarters. In addition, our growth has varied substantially in the past. We believe that our recent customer losses and the uneven growth we have experienced generally reflect competition in the wireless telecommunications market, promotional activity, seasonal trends in customer activity and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. Our ability to grow our customer base and to achieve increased customer penetration levels in our markets is subject to a number of risks, including, among other things, increased competition, our inability to manage or increase our network capacity or service offerings to meet increasing customer demand, promotional or retention activities that do not perform as expected, device quality and selection issues, inventory shortages, device pricing, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully enhance our distribution channels, billing or other system or service disruptions, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. Our strategic plans depend heavily upon the efforts of our authorized dealers, distributors and national retail partners, which together constitute the significant majority of our sales and distribution presence. If we are unable to offer customers compelling products and services, we could lose distribution partners. If we continue to lose customers or are unable to attract and retain a growing customer base, that failure could have a material adverse effect on our business, financial condition and results of operations.

The Operation of Our Business Requires a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control.

Our business requires that we generate a significant amount of cash flow from operations to fund ongoing liquidity requirements, including payments on our indebtedness. Our ability to generate cash flow from operations is subject to our operational performance and to general competitive, economic, financial, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to fund our ongoing liquidity needs. If cash flow from operations is insufficient, we may be required to take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our indebtedness prior to maturity, reducing operating expenses, selling assets or seeking additional capital. Any or all of these actions may be insufficient to allow us to fund our liquidity needs. Further, we may be unable to take any of these actions on commercially reasonable terms or at all.

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

Many of our competitors have greater name and brand recognition, larger spectrum holdings, larger network footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources and established relationships with a larger base of current and potential customers. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide; to offer the latest and most popular devices through exclusive vendor arrangements; to offer lower out-the-door pricing for smartphone devices by locking customers into two-year contracts; to market to broader customer segments and offer service over larger geographic areas than we can; to offer bundled service offerings that include landline phone, television and internet services that we are not able to duplicate; and to purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, any restriction on our ability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, further industry consolidation may result in vendors and suppliers devoting an increasing percentage of their time and resources to assisting larger wireless companies. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services.

In addition, national wireless providers have recently entered into a number of strategic transactions that could lead to further competitive pressures. In August 2012, Verizon Wireless acquired significant amounts of spectrum from SpectrumCo, a consortium of cable companies. In October 2012, Softbank agreed to acquire an approximately 70% ownership position in Sprint Nextel, followed in December 2012 by Sprint agreeing to acquire the remaining ownership stake in Clearwire that it did not already own. Dish Network also recently announced a proposal to acquire Sprint. These transactions are subject to regulatory review and approval. In April 2013, Deutsche Telekom and MetroPCS completed the combination of T-Mobile and MetroPCS. These various transactions could further intensify the competitive pressures we face. In particular, the combination of T-Mobile and MetroPCS may result in the new, combined company having a new or significantly increased sales presence in our markets and offering prepaid and other wireless services designed to compete with our Cricket Wireless service offering.

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have caused a number of our competitors (including AT&T, Verizon Wireless, Sprint and T-Mobile) to offer competitively-priced unlimited prepaid and postpaid service offerings. In addition, a number of carriers have begun to offer bundled service offerings comprised of unlimited voice service and fixed amounts of data that customers can share across all of their wireless devices. We also face additional competition in the prepaid segment from Lifeline service offerings, which are available to consumers at reduced costs (and in some cases at no cost) because carriers offering this service receive a subsidy payment from the federal universal service fund, or USF, program. These Lifeline service offerings are also being provided by new MVNO providers who are utilizing other carriers' networks.

In addition to our voice offerings, many companies offer other products and services that compete with those we offer. For example, there are numerous music services that compete with our Muve Music service, including the iTunes service offered by Apple, and various streaming services offered by Rhapsody, Pandora, Spotify and others. These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do or who may be able to offer competing wireless services with less capital investment than we require. The Federal Communications Commission, or FCC, is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of voice, data and mobile broadband services in each of our markets, as well as policies to increase the level of broadband competition. For example, the FCC has adopted rules that allow the partitioning, disaggregation and leasing of wireless licenses, which may increase the number of our competitors. The FCC announced in March 2010, as part of its National Broadband Plan, the goal of making an additional 500 MHz of spectrum available for broadband use within the next 10 years, of which the FCC stated that 300 MHz should be made available for mobile use within five years. The FCC has also adopted policies to allow satellite operators to use portions of their spectrum for ancillary terrestrial use and recently made further changes intended to facilitate the terrestrial use of this spectrum for voice, data and mobile broadband services. For example, the FCC approved a proposal from Dish Network to convert spectrum currently used for satellite service into spectrum that would support a terrestrial wireless network. The auction and licensing of new spectrum, the re-purposing of other spectrum or the pursuit of policies designed to encourage broadband adoption across wireline and wireless platforms may result in new or existing competitors acquiring additional capacity or offering voice or data services without deploying their own wireless facilities, which could allow them to offer services that we may not be able to offer cost effectively, or at all, with the licenses we hold or to which we have access.

The evolving competitive landscape negatively impacted our financial and operating results in recent years and we have experienced net customer losses in each of the four most recent quarters. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. During the third quarter of 2012, we increased pricing on our devices in an effort to better manage device subsidies and promote the addition of longer-tenured customers, although such changes have also had the effect of decreasing gross customer additions. We also introduced new pricing plans for our service offerings, which included new features such as visual voicemail on certain smartphones, enhanced international calling plans, and supplemental data packages, and we enhanced our Muve Music service, which is now offered for no additional cost in service plans for our Android-based smartphones. In addition, through a third party we have introduced a device leasing program in our markets to help customers manage the cost of purchasing a handset, and we plan to expand the availability and type of handset financing programs we offer in 2013. The extent to which these initiatives and others we may introduce will positively impact our future financial and operational results will depend upon our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings, and our ability to retain these customers. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

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
At our current purchase rate, we would purchase approximately one-half of our first-year minimum purchase commitment through June 2013, although the actual amount of our purchases will depend on the factors described above. At our current purchase rate, our iPhone purchases for the first year would be approximately $100 million below our first-year minimum purchase commitment; for the second year, approximately $150 million below our second-year minimum purchase commitment; and for the third year, approximately $200 million below our third-year minimum purchase commitment. If we were required to meet the annual minimum commitment in any year of the contract term and we were unable to sell such additional devices at the rates and prices we project, such shortfall could have a material adverse impact on our business, results of operations and financial condition.
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

Our obligation to provide the minimum purchase amount for any calendar year is subject to Sprint's compliance with specified covenants in the wholesale agreement. Based upon a review of information provided to us by Sprint, we informed Sprint that certain of those covenants had not been met in 2012 and that, as a result, we were not subject to the minimum purchase commitment for that year. Sprint disputed that assertion. In February 2013, the parties resolved this matter.
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

There are numerous risks and uncertainties that could impact our ability to realize the expected benefits from these arrangements or any new ones we may enter into. We cannot guarantee that customers will accept our products and service offerings at the levels we expect, that prices will not decline to levels below what we have negotiated to pay or that we will be able to satisfy any purchase commitments. We significantly reduced the number of locations in which we offer our products in the nationwide retail channel from approximately 13,000 locations at June 30, 2012 to approximately 5,000 locations at March 31, 2013, which may impact our sales volumes and therefore the amount of services we may purchase under the wholesale agreement. Furthermore, we cannot guarantee that we will be able to renew these agreements or any future agreement on terms that will be acceptable to us. If we are unable to attract new wireless customers and sell our products and services at the levels we expect, our ability to derive benefits from these agreements or any future agreement we enter into could be limited, which could materially adversely affect our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us from Fulfilling Our Obligations. We May Be Unable to Refinance Our Indebtedness Prior to Maturity.

We have now and will continue to have a significant amount of indebtedness. As of March 31, 2013, on a pro forma basis after giving effect to the financing transactions described in "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this report, our total outstanding indebtedness was $3,672.2 million, including $1,824.0 million in aggregate principal amount of outstanding borrowings under the Credit Agreement, $248.2 million in aggregate principal amount of 4.50% convertible senior notes due 2014 and $1,600.0 million in aggregate principal amount of 7.75% senior notes due 2020.

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

In addition, we cannot guarantee that we will be able to repay or refinance all or any portion of our indebtedness prior to its maturity. If we are unable to repay or refinance our indebtedness as planned, we will likely be required to take additional actions to generate liquidity such as delaying or reducing capital expenditures, reducing operating expenses, selling assets or seeking additional equity capital. There can be no assurance, however, that we will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

Despite Current Indebtedness Levels, We May Incur Additional Indebtedness, Which Could Further Increase the Risks Associated with Our Leverage.

The terms of our Credit Agreement, and the indenture governing Cricket's senior notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. The indenture governing Leap's convertible senior notes does not limit our ability to incur debt.

We may incur additional indebtedness in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives, which could consist of debt financing from the public and/or private credit or capital markets. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. In addition, depending on the timing and extent of any additional indebtedness that we could incur and our then-current consolidated leverage ratio, such additional amounts could potentially result in the issuance of adverse credit ratings affecting us and/or our outstanding indebtedness. Any future adverse credit ratings could make it more difficult or expensive for us to borrow in the future and could affect the trading prices of our senior notes, our convertible senior notes and our common stock.

Covenants in Our Credit Agreement and Indenture or in Credit Agreements or Indentures That We May Enter into in the Future May Limit Our Ability to Operate Our Business.

Our Credit Agreement and the indenture governing Cricket's senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to make distributions or other payments to our investors or subordinated creditors unless we satisfy certain financial tests or other criteria. In addition, our Credit Agreement and indenture include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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

The restrictions in our Credit Agreement and the indenture governing Cricket's senior notes could limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar or more onerous restrictions.

Our Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. In addition, under the indentures governing our senior notes and convertible senior notes, if certain "change of control" events occur, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest.

If we default under our Credit Agreement or any of the indentures governing our senior notes or convertible senior notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we would be able to obtain a waiver should any default occur. Any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition, and we cannot assure you that we would have sufficient funds to repay all of the outstanding amounts under our Credit Agreement or the indentures governing our senior notes and convertible senior notes.

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

If customers exceed expected usage for our voice, data, mobile broadband or music download services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage for our services, and we continue to assess and seek to implement technological improvements to increase the efficiency of our wireless spectrum. We currently manage our network and users of our smartphones and Cricket Broadband service by limiting throughput speeds if usage exceeds certain thresholds. However, if future wireless use by Cricket customers increases faster than we anticipate and exceeds the then-available capacity of our network, service quality may suffer. In addition, our roaming or wholesale costs may be higher than we anticipate. Depending on the extent of customers' future use of our network and the roaming and wholesale services we provide, we may be forced to raise the price or alter the service offerings of our wireless or mobile broadband services, further limit data quantities or speeds, otherwise limit the number of new customers for certain services, acquire additional spectrum and/or incur substantial additional capital expenditures to enhance network capacity or quality.

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

The FCC has adopted rules requiring commercial mobile radio service providers to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC has also adopted rules generally requiring carriers to offer data roaming services on commercially reasonable terms. Despite the adoption of these rules, however, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services. In addition, these rules do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. Furthermore, the FCC's data roaming order is subject to a petition for reconsideration at the FCC. In light of the current FCC rules, orders and proceedings, if we were unexpectedly to lose the benefit of one or more key roaming or wholesale agreements, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and 3G or 4G data roaming services for our customers or may be unable to provide such services on a cost-effective basis. Our inability to obtain new or replacement roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

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

Competitors have begun providing competing wireless telecommunications services by deploying next-generation Long Term Evolution network technology, commonly referred to as LTE. We have covered approximately 21 million POPs with LTE and are exploring cost-effective ways to deliver LTE services to additional customers, including by deploying facilities-based coverage or by entering into partnerships or joint ventures with other carriers. If we are unable to offer our customers cost-effective LTE services, such failure would have a material adverse effect on our competitive position and our business, financial condition and results of operations. In addition, the pace and scope at which we offer LTE services could impact us in a number of ways. If we are unable to offer customers LTE services to the extent provided by other wireless carriers, we may have difficulty attracting customers for our wireless products and services, providing customers with attractive handset offerings and procuring cost-effective vendor support for our network infrastructure.

Deployment of LTE through facilities-based coverage requires significant capital investment. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. The extent to which we pursue additional facilities-based LTE coverage and the actual amount we spend to do so will depend upon multiple factors, including the availability of alternatives such as partnerships or joint ventures with others. In addition, we may have unanticipated or unforeseen costs in connection with the deployment of LTE and the maintenance of our network. If we pursue further facilities-based coverage, we expect that we would likely be required over time to acquire or access additional spectrum or take other actions to enable us to provide LTE at service levels that would meet future customer expectations. We currently own an average of 23 MHz of spectrum capacity in the markets we operate, which generally includes an initial spectrum reserve that we could use to deploy LTE. The national wireless carriers against which we compete generally have greater spectrum capacity than we do in the markets in which we would launch LTE. Because the efficiency of an LTE network and the peak speeds that it can deliver depend upon the amount of contiguous spectrum that is available, competitors who have access to more spectrum than we do are likely to offer faster speeds for their next-generation services and operate those networks more efficiently than we could. As a result, we may be required to take various actions to meet consumer demand, including acquiring additional spectrum, entering into third-party wholesale or roaming arrangements, leasing additional cell sites, spending additional capital to deploy equipment or other actions. We cannot assure you that we would be able to take any of these actions at reasonable costs, on a timely basis or at all.

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

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

We expect that we will likely be required to acquire or access additional spectrum in the future to satisfy increasing demand for data and mobile broadband services, to maintain an acceptable grade of service and to provide or support new services or technologies to meet increasing customer demands. We cannot assure you that additional spectrum will become available at auction or in the after-market at a reasonable cost, or at all. Furthermore, even if it were to become available, we may not have sufficient capital resources or sufficient capacity under our existing debt instruments to acquire additional spectrum that we may require to meet customer demands and remain competitive. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, which may make it less attractive or uneconomical for us. If we are unable to acquire or obtain access to additional spectrum in the future to meet customer demands, such inability may materially and adversely affect our competitive position and our business, financial condition and results of operations.

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

Concerns over possible health and safety risks associated with radio frequency emissions, future determinations that such risks exist or defective products may discourage the use of wireless handsets, which could decrease demand for our services, or result in regulatory restrictions or increased requirements on the location and operation of cell sites, which could increase our operating expenses. If one or more Cricket customers were harmed by a defective product provided to us by a manufacturer and subsequently sold in connection with our services, our ability to add and maintain customers for Cricket service could be materially adversely affected by negative public reactions.

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

The implementation of significant new systems often involves delays and disruptions in connection with the transition to and operation of the new systems. From time to time after the launch of our customer billing system in the second quarter of 2011, we experienced intermittent disruptions with certain aspects of the system, which limited our ability to activate new customers and to provide account services to current customers. We believe that these system issues had the effect of reducing our gross customer additions and increasing churn. Although we believe that we largely identified and remedied the causes of these disruptions, we cannot assure you that we will not experience additional disruptions with our customer billing system in the future. Future significant difficulties in operating our customer billing system or other new systems could materially impact our ability to attract and retain customers or to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience decreased gross customer additions, higher churn, reduced revenues and increased costs or could suffer material weaknesses in our internal control over financial reporting, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

In addition, we cannot guarantee that our new systems will improve our business operations, including our ability to manage and control device inventories. We implemented the inventory management system to assist us with the planning, purchasing and fulfillment of handsets and other devices. Prior to entering into this arrangement in early 2010, we experienced inventory shortages from time to time, most notably with certain of our strongest-selling devices, and these shortages had the effect of limiting customer activity. There can be no assurance that this new agreement will improve device inventory management or that we will not experience inventory shortages in the future. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

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

In addition, legislative or regulatory action could be taken that could limit our ability to use certain foreign vendors to supply us with equipment, materials or other services that we use in our business operations. For example, we previously purchased network equipment from a Chinese company (Huawei), which is currently used to support approximately 20% of our covered POPs. Members of the U.S. Congress and certain regulatory agencies have raised concerns about American companies purchasing equipment and software from Chinese telecommunications companies, including concerns relating to alleged violations of intellectual property rights by Chinese companies and potential security risks posed by U.S. companies purchasing technical equipment and software from Chinese companies. In October 2012, the U.S. House of Representatives Permanent Select Committee on Intelligence issued a report asserting that network equipment manufactured by Chinese telecommunications companies poses a security threat to the United States and recommending the use of other network vendors. The report also recommends that Congress consider adopting legislation to address the purported risk posed by telecommunications companies with nation-state ties. Media outlets have recently reported that Huawei is considering ceasing the sale of network equipment in the United States, although Huawei has disputed those reports and asserts that it intends to continue to grow its U.S. presence. Any legislative or regulatory requirement that restricts us from purchasing or utilizing equipment or software from Huawei or other Chinese or other foreign companies, any determination by such suppliers to cease doing business in the United States, or any determination that we otherwise make that it is advantageous for us to cease doing business with these companies could require changes in our equipment procurement activities and business operations and make it more difficult for us to maintain our network and other assets.

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

We participate in the federal government's Lifeline program, which provides support from the USF to subsidize discounted telecommunications services for qualified low-income consumers. In order to participate in the Lifeline program in any given state, a carrier must be designated as an eligible telecommunications carrier, or ETC, in that state. As of March 31, 2013, Cricket had been designated as an ETC in 28 states and the District of Columbia. In January 2012, the FCC adopted an order regarding the Lifeline program, the stated purpose of which is to streamline the administration of the program and to implement measures to curb perceived waste, fraud and abuse in the program. In addition, various states are considering or enacting rules with similar stated purposes as the FCC order. In connection with the FCC's order, among other things, we are required to have our Lifeline customers re-certify on an annual basis their eligibility to participate in the program. These requirements could result in the loss of Lifeline customers and associated funding from the USF if these customers fail to meet the FCC's eligibility standards or fail to respond to requests to re-certify their eligibility. Further, the FCC is developing a National Lifeline Accountability Database, the primary purpose of which will be to validate the identity of Lifeline customers and prevent Lifeline support from being provided to more than one eligible recipient per household in accordance with FCC regulations. While the timing of the deployment of the database is uncertain, its implementation and use could reduce the number of customers we could enroll in our Lifeline programs and thus reduce the amount of Lifeline funding we receive. In addition, the FCC could pursue enforcement action against us and impose monetary penalties if it were to conclude that we violated any of the Lifeline rules. In addition, future action by Congress, the FCC, or the states in which we have been designated as an ETC could reduce or eliminate the amount of Lifeline funding we receive for providing wireless service to certain qualifying low income customers, which could result in the loss of subscribers and the associated service revenue.

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

Wireless Licenses Comprise a Significant Portion of our Assets; Future Declines in the Fair Value of Our Licenses Could Result in Impairment Charges.
As of March 31, 2013, the carrying value of our wireless licenses was approximately $2.1 billion. These assets by their nature, however, may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses. In addition, the amount that we could realize upon any sale of our wireless licenses could materially differ from their carrying value. Valuation swings could occur for a variety of reasons relating to supply and demand, including consolidation in the wireless industry that allows or requires carriers to sell significant portions of their spectrum holdings, a sudden, large sale of spectrum by one or more carriers, or a decline in market prices as a result of the sale prices in FCC auctions.
We assess potential impairments to our indefinite-lived intangible assets, including our wireless licenses, annually during the third quarter of each year. We also evaluate on a quarterly basis whether any triggering events or changes in circumstances have occurred subsequent to the annual impairment test that would indicate an impairment condition exists. We estimate the fair value of our wireless licenses primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions, pricing trends among historical wireless license transactions, our spectrum holdings within a given market relative to other carriers' holdings and qualitative demographic and economic information concerning the areas that comprise our markets. During the years ended December 31, 2011 and 2010, we recorded impairment charges of $0.4 million and $0.8 million, respectively, with respect to our wireless licenses. No impairment charges were recorded for the year ended December 31, 2012, with respect to our wireless licenses. A significant impairment loss in any future period could have a material adverse effect on our operating income and on the carrying value of our wireless licenses on our balance sheet.

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

We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Subject to certain requirements, we may "carry forward" our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. During the year ended December 31, 2012, $37.2 million of our state NOLs expired. At March 31, 2013, we had federal and state NOLs of approximately $2.7 billion and $2.1 billion, respectively (which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.1 billion, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

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

•
announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements (including merger, acquisition or other investment agreements) by us or by our competitors;

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

•	changes in the levels of our indebtedness;

•	any default under our Credit Agreement or any of the indentures governing our senior notes or convertible senior notes because of a covenant breach or otherwise;

•	rumors or speculation in the marketplace regarding acquisitions or consolidation in our industry, including regarding transactions involving Leap; and

•	market conditions in our industry and the economy as a whole.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 30% of Leap common stock as of April 22, 2013. Moreover, our five largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 65% of Leap common stock as of April 22, 2013. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statement registers for resale 23,533,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 30% of Leap's outstanding common stock as of April 22, 2013. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

As of April 22, 2013, 79,045,864 shares of Leap common stock were issued and outstanding, and 5,578,596 additional shares of Leap common stock were reserved for issuance, including 3,201,102 shares reserved for issuance upon the exercise of outstanding stock options and deferred stock units under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 1,789,361 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 495,350 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 53,487 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 39,296 shares available for future issuance under our Amended and Restated Employee Stock Purchase Plan. On December 19, 2012, our board of directors approved an amendment to the Amended and Restated Employee Stock Purchase Plan to add 400,000 shares for issuance thereunder, subject to, and contingent upon, the approval of our stockholders, which approval will be requested at our Annual Meeting of Stockholders to be held in 2013.

Leap has also reserved up to 4,761,000 shares of its common stock for issuance upon conversion of its $248.2 million in aggregate principal amount of 4.50% convertible senior notes due 2014. Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the "base conversion rate"), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment. At an applicable stock price of approximately $93.21 per share, the number of shares of common stock issuable upon full conversion of the convertible senior notes would be 2,682,250 shares. Upon the occurrence of a "make-whole fundamental change" of Leap under the indenture, under certain circumstances the maximum number of shares of common stock issuable upon full conversion of the convertible senior notes would be 4,761,000 shares.

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

In addition, under the indentures governing our senior notes and convertible senior notes, if certain "change of control" events occur, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. In addition, our Credit Agreement provides for an event of default upon the occurrence of a change of control. See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" of this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 6.	Exhibits.

Index to Exhibits:

Exhibit Number	Description of Exhibit

10.1
Amendment No. 1 to Credit Agreement and Subsidiaries Guaranty, dated as of March 8, 2013, among Leap Wireless International, Inc., Cricket Communications, Inc., the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent and Parity Lien Representative, and, with respect to certain sections only, Cricket License Company, LLC (incorporated by reference to Exhibit 10.1 of Leap's Current Report on Form 8-K, filed with the SEC on March 11, 2013).

10.2*†	Fifth Amendment, effective February 15, 2013, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.

10.3#
Employment Transition Agreement, effective January 1, 2013, between Leap Wireless International, Inc., Cricket Communications, Inc. and Jeffrey E. Nachbor (incorporated by reference to Exhibit 10.8.3 of Leap's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013).

10.4#
Employment Transition Agreement, effective January 1, 2013, between Leap Wireless International, Inc., Cricket Communications, Inc. and Leonard C. Stephens (incorporated by reference to Exhibit 10.15 of Leap's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013).

10.5*#	Form of Performance Share Unit Grant Notice and Performance Share Unit Award Agreement with S. Douglas Hutcheson.

10.6*#	Form of Performance Share Unit Grant Notice and Performance Share Unit Award Agreement.

10.7*#	Form of Performance Cash Award Grant Notice and Performance Cash Award Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase document

101.DEF	XBRL Taxonomy Extension Definition Linkbase document

101.LAB	XBRL Taxonomy Extension Label Linkbase document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document

*	Filed herewith.

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

LEAP WIRELESS INTERNATIONAL, INC.

Date:	May 2, 2013	By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
Chief Executive Officer

Date:	May 2, 2013	By:	/s/ R. Perley McBride
R. Perley McBride
Executive Vice President and Chief Financial Officer