Form 10-Q
period 2013-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2013-08-05
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

The number of shares outstanding of the registrant's common stock on July 22, 2013 was 79,192,131.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$605,039	$515,550
Short-term investments	308,012	159,426
Inventories	102,533	121,601
Deferred charges	49,331	60,963
Other current assets	167,442	139,242
Total current assets	1,232,357	996,782
Property and equipment, net	1,499,934	1,762,090
Wireless licenses	2,090,821	1,947,333
Assets held for sale (Note 9)	1,835	136,222
Goodwill (Note 3)	31,886	31,886
Intangible assets, net	18,581	24,663
Other assets	87,999	68,284
Total assets	$4,963,413	$4,967,260
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$325,928	$396,110
Current maturities of long-term debt	18,250	4,000
Other current liabilities	211,604	216,880
Total current liabilities	555,782	616,990
Long-term debt, net	3,619,964	3,298,463
Deferred tax liabilities	407,794	385,111
Other long-term liabilities	157,027	169,047
Total liabilities	4,740,567	4,469,611
Redeemable non-controlling interests	58,550	64,517
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 79,180,726 and 79,194,750 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	8	8
Additional paid-in capital	2,179,639	2,182,503
Accumulated deficit	(2,014,653)	(1,748,694)
Accumulated other comprehensive loss	(698)	(685)
Total stockholders' equity	164,296	433,132
Total liabilities and stockholders' equity	$4,963,413	$4,967,260

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Service revenues	$678,497	$751,285	$1,363,119	$1,525,283
Equipment revenues	53,046	35,487	158,282	87,108
Total revenues	731,543	786,772	1,521,401	1,612,391
Operating expenses:
Cost of service (exclusive of items shown separately below)	249,371	256,555	500,229	517,866
Cost of equipment	183,658	171,673	442,626	419,520
Selling and marketing	69,397	77,247	148,235	172,801
General and administrative	83,402	94,892	165,627	184,591
Depreciation and amortization	150,856	154,483	303,429	301,026
Impairments and other charges (Note 7)	4,287	—	5,022	—
Total operating expenses	740,971	754,850	1,565,168	1,595,804
Gain (loss) on sale, exchange or disposal of assets, net	1,870	(333)	6,858	(801)
Operating income (loss)	(7,558)	31,589	(36,909)	15,786
Equity in net income (loss) of investees, net	1,696	(59)	538	134
Interest income	58	28	105	57
Interest expense	(66,851)	(66,983)	(131,576)	(134,025)
Loss on extinguishment of debt	(72,988)	—	(72,988)	—
Loss before income taxes	(145,643)	(35,425)	(240,830)	(118,048)
Income tax expense	(10,710)	(10,562)	(25,130)	(22,273)
Net loss	(156,353)	(45,987)	(265,960)	(140,321)
Accretion of redeemable non-controlling interests and distributions, net of tax	(6,756)	4,397	(8,461)	292
Net loss attributable to common stockholders	$(163,109)	$(41,590)	$(274,421)	$(140,029)
Loss per share attributable to common stockholders:
Basic	$(2.09)	$(0.54)	$(3.53)	$(1.82)
Diluted	$(2.09)	$(0.54)	$(3.53)	$(1.82)
Shares used in per share calculations:
Basic	77,915	77,206	77,815	77,116
Diluted	77,915	77,206	77,815	77,116
Other comprehensive loss:
Net loss	$(156,353)	$(45,987)	$(265,960)	$(140,321)
Net unrealized holding gains (losses) on investments and other	(10)	10	(13)	12
Comprehensive loss	$(156,363)	$(45,977)	$(265,973)	$(140,309)

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net cash provided by operating activities	$15,028	$50,619
Investing activities:
Purchases of property and equipment	(48,861)	(265,412)
Change in prepayments for purchases of property and equipment	(4,986)	(1,940)
Purchases of wireless licenses and spectrum clearing costs	(2,337)	(2,712)
Proceeds from sales of wireless licenses and operating assets, net	3,404	1,420
Purchases of investments	(334,935)	(173,141)
Sales and maturities of investments	186,103	440,734
Change in restricted cash	(891)	(1,501)
Net cash used in investing activities	(202,503)	(2,552)
Financing activities:
Proceeds from the issuance of long-term debt	1,414,313	—
Repayment of long-term debt	(1,103,796)	—
Payment of debt issuance costs	(15,800)	—
Proceeds from issuance of common stock	620	483
Payments made to joint venture partners	(14,867)	(5,230)
Other	(3,506)	(2,187)
Net cash provided by (used in) financing activities	276,964	(6,934)
Net increase in cash and cash equivalents	89,489	41,133
Cash and cash equivalents at beginning of period	515,550	345,243
Cash and cash equivalents at end of period	$605,039	$386,376
Supplementary disclosure of cash flow information:
Cash paid for interest	$(138,236)	$(126,747)
Cash paid for income taxes	$(4,088)	$(3,943)
Net wireless licenses received in exchange transaction	$(6,809)	$—

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

Cricket service is offered by Cricket Communications, Inc. ("Cricket"), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by STX Wireless Operations, LLC ("STX Operations"), which Cricket controls through a 75.75% membership interest in STX Wireless, LLC ("STX Wireless"), the parent company of STX Operations. For more information regarding this joint venture, see "Note 10. Arrangement with Joint Venture."

Leap, Cricket and their subsidiaries and consolidated joint ventures are collectively referred to herein as the "Company."

Note 2.	Proposed Merger

On July 12, 2013, AT&T Inc. ("AT&T") entered into an Agreement and Plan of Merger, dated as of July 12, 2013 (the "Merger Agreement"), with Leap, Mariner Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of AT&T ("Merger Sub"), and Laser, Inc., a Delaware corporation (the stockholders' representative), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, AT&T will acquire Leap in a transaction in which Leap stockholders would receive $15.00 in cash for each outstanding share of Leap's common stock, plus one non-transferable contingent value right ("CVR") per share (together, the "Merger Consideration"). The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds of the future sale of the Company's 700 MHz A block license in Chicago. The Merger Agreement provides that, on the terms and subject to the conditions thereof, Merger Sub will be merged with and into Leap (the "Merger") with Leap continuing as the surviving corporation in the Merger, and each outstanding share of common stock of Leap (other than excluded shares) will cease to be outstanding and will be converted into the right to receive the Merger Consideration.

Each outstanding stock option, whether vested or unvested, that was granted under one of Leap's stock plans and that has an exercise price equal to or below the $15.00 per share cash merger consideration will be cancelled at the effective time of the Merger and will entitle the holder to receive (1) cash equal to the product of the total number of shares underlying the stock option multiplied by the difference, if any, of the per share cash merger consideration and the exercise price per share underlying each stock option, less any applicable withholding taxes and (2) one CVR for each share underlying the stock option. Holders of an outstanding stock option, whether vested or unvested, with an exercise price greater than the per share cash merger consideration, will have the opportunity to exercise such stock option prior to the effective time of the Merger by providing Leap with a notice of exercise and, for each share underlying the stock option, a cash amount equal to the difference of the exercise price underlying the stock option less the per share cash merger consideration. Each stock option that is so exercised will be settled at the effective time of the Merger and the holder will receive one CVR in respect of each share underlying the stock option and, to the extent the stock option is not exercised prior to the effective time of the Merger, the stock option will be cancelled at the effective time of the Merger for no consideration to the holder. Each outstanding share of restricted stock granted under Leap's stock plans will be cancelled at the effective time of the Merger and the holder will receive the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such share of restricted stock. Each outstanding stock unit granted under Leap's stock plans (including performance stock units, deferred stock units and deferred cash units but excluding any cash award with a value that is not determined based on the price of Leap common stock), whether vested or unvested, will be cancelled and will entitle the holder to receive an amount in cash equal to the product of the number of shares covered by the unit (assuming target level of performance for any incomplete performance periods) multiplied by the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such unit.

Leap has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions, and (ii) subject to certain exceptions, not to withhold, withdraw or modify in a manner adverse to AT&T the recommendation of Leap's board of directors that Leap's stockholders adopt the Merger Agreement. Leap may furnish non-public information to a third party who has made an unsolicited proposal that Leap's board of directors determines could be reasonably expected to result in a superior proposal and may engage in discussions with such third party. However, prior to any change in the recommendation of Leap's board of directors, AT&T will have the right to propose revisions to the Merger Agreement and Leap's board of directors must negotiate in good faith and consider such revised

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

terms prior to making a determination to change its recommendation with respect to the Merger. Even if Leap's board of directors changes its recommendation, Leap must continue to submit the Merger Agreement to a vote of its stockholders.

Consummation of the Merger is subject to various customary conditions, including, among others, the adoption of the Merger Agreement by the requisite vote of Leap's stockholders; expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; approval of the transaction by the Federal Communications Commission (the "FCC"); and approval of the transaction by applicable state public utility commissions. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger, provided that AT&T will not be obligated to agree to divestitures or other restrictions that would have any effect on AT&T or to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on Leap and its subsidiaries, taken as a whole. It is a condition to AT&T's obligation to consummate the Merger that the FCC approval has been obtained by final order and that other regulatory approvals have been obtained, in each case without the imposition of an adverse regulatory condition.

The Merger Agreement also provides for certain termination rights, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by July 11, 2014 (the "Termination Date," as it may be extended in certain circumstances to January 11, 2015) and the right of AT&T to terminate the Merger Agreement if Leap's board of directors changes its recommendation with respect to the Merger. A termination fee of $46.3 million is payable by Leap to AT&T upon termination of the Merger Agreement under specified circumstances following the making of a bona fide acquisition proposal (as defined in the Merger Agreement), including as a result of a change in Leap's board of directors' recommendation relating to a superior acquisition proposal. A termination fee of approximately $71.2 million will be payable by Leap to AT&T if the Merger Agreement is terminated by AT&T or Leap because Leap stockholder approval was not obtained following a change in Leap's board of directors' recommendation, or by AT&T following a change in Leap's board of directors' recommendation, where in each case the change of recommendation was in connection with a specified intervening event.

If the Merger Agreement is terminated because the Termination Date has been reached because there is an order of a governmental entity permanently preventing completion of the transaction or as a result of a breach by AT&T and AT&T's breach materially contributed to the failure to receive regulatory approval, and, at the time of such termination, all regulatory approvals have not been received or the transaction has been enjoined, Leap, subject to certain exceptions, will have the option within 30 days of termination of the Merger Agreement to enter into a three-year LTE data roaming agreement with AT&T, which will provide coverage in certain of Leap's markets not covered by Leap's LTE network. If Leap enters into the roaming agreement, AT&T will then have the option within 30 days after entry into the roaming agreement to purchase certain of Leap's spectrum assets. If AT&T does not exercise its right to purchase all of the specified spectrum assets, Leap may, within 60 days after expiration of AT&T's option, require AT&T to purchase all of the specified assets.

Affiliates of MHR Fund Management LLC ("MHR"), which collectively owned approximately 29.9% of the outstanding shares of Leap common stock as of July 22, 2013, have entered into a voting agreement with AT&T and Leap, pursuant to which MHR has agreed to vote such shares in favor of adoption of the Merger Agreement and against any competing acquisition proposals, subject to the limitation set forth in the voting agreement. MHR's obligations under the voting agreement will terminate upon (i) the termination of the Merger Agreement in accordance with its terms and (ii) certain material amendments to the Merger Agreement.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three and six months ended June 30, 2013 and 2012, all of the Company's revenues and long-lived assets related to operations in the United States.

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

The Company participates in the federal government's Lifeline program and is designated as an eligible telecommunications carrier in certain states in which it provides wireless services. Under this program, the Company offers discounted wireless services to qualified customers and generally receives reimbursement from the federal government for a portion of the subsidized services. The Company recognizes revenue under this program only after amounts eligible for reimbursement have been determined and services have been rendered.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

received from customers in advance of their service period and deferred equipment revenue related to devices sold to third-party dealers, including nationwide retailers.

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. The service plans the Company currently offers are "all-inclusive" of telecommunications and regulatory fees, in that the Company does not separately bill and collect amounts owed and remitted to government agencies from its customers. For the Company's legacy service plans that are not "all-inclusive," the Company separately bills and collects from its customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from the Company's customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the three and six months ended June 30, 2013, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $0.8 million and $1.6 million, respectively. During the three and six months ended June 30, 2012, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $2.7 million and $6.8 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of June 30, 2013, the Company had $1.0 million and $12.0 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively. As of December 31, 2012, the Company had $0.7 million and $11.4 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This new guidance became effective for the Company in the first quarter of 2013. The Company conducts its annual impairment test during the third quarter and does not expect this new guidance to have a material impact on the Company or its condensed consolidated financial statements.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.	Supplementary Balance Sheet Information (in thousands):

	June 30, 2013	December 31, 2012

Other current assets:
Accounts receivable, net of allowances for bad debt of $1.0 million and $1.3 million, respectively(1)	$102,142	$86,467
Prepaid expenses	48,584	40,237
Other	16,716	12,538
	$167,442	$139,242
Property and equipment, net(2):
Network equipment	$3,356,439	$3,348,122
Computer hardware and software	556,249	526,348
Construction-in-progress	36,257	54,945
Other	104,204	109,400
	4,053,149	4,038,815
Accumulated depreciation	(2,553,215)	(2,276,725)
	$1,499,934	$1,762,090
Intangible assets, net:
Customer relationships	$50,435	$50,435
Trademarks	37,000	37,000
	87,435	87,435
Accumulated amortization of customer relationships	(45,288)	(40,528)
Accumulated amortization of trademarks	(23,566)	(22,244)
	$18,581	$24,663
Accounts payable and accrued liabilities:
Trade accounts payable	$146,452	$143,931
Accrued payroll and related benefits	49,070	67,539
Other accrued liabilities	130,406	184,640
	$325,928	$396,110
Other current liabilities:
Deferred service revenue(3)	$94,284	$100,276
Deferred equipment revenue(4)	30,117	36,471
Accrued sales, telecommunications, property and other taxes payable	16,122	4,267
Accrued interest	31,743	44,653
Other	39,338	31,213
	$211,604	$216,880
____________

(1)
Accounts receivable, net, consists primarily of (i) amounts billed to third-party dealers for devices and accessories, (ii) amounts due from the federal government in connection with Lifeline and other regulatory programs, and (iii) amounts due from service providers related to interconnect and roaming agreements.

(2)
As of June 30, 2013 and December 31, 2012, $46.4 million and $45.8 million of assets were held by the Company under capital lease arrangements, respectively. Accumulated amortization relating to these assets totaled $25.6 million and $22.9 million as of June 30, 2013 and December 31, 2012, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to devices sold to third-party dealers and nationwide retailers which have not yet been purchased and activated by customers.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.	Fair Value of Financial Instruments and Non-Financial Assets

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of June 30, 2013 or December 31, 2012.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of June 30, 2013 and December 31, 2012 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of June 30, 2013 or December 31, 2012.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of June 30, 2013 and December 31, 2012 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$42,044	$—	$42,044
Commercial paper	—	177,043	—	177,043
U.S. government or government agency securities	—	291,189	—	291,189
Total	$—	$510,276	$—	$510,276

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	At Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$126,617	$—	$126,617
Commercial paper	—	82,346	—	82,346
U.S. government or government agency securities	—	135,861	—	135,861
Total	$—	$344,824	$—	$344,824

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

Cash Equivalents and Short-Term Investments

As of June 30, 2013 and December 31, 2012, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013
	Cost	Fair Value

Money market funds	$42,044	$42,044
Commercial paper	177,043	177,043
U.S. government or government agency securities	291,189	291,189
	$510,276	$510,276

	As of December 31, 2012
	Cost	Fair Value

Money market funds	$126,617	$126,617
Commercial paper	82,345	82,346
U.S. government or government agency securities	135,848	135,861
	$344,810	$344,824

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, the Company is required to disclose the fair value of outstanding debt at each reporting date. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,601.3 million and $3,421.5 million as of June 30, 2013 and December 31, 2012, respectively. The Company's debt was considered to be a Level 1 item for disclosure purposes.

Assets Measured at Fair Value on a Nonrecurring Basis

As of June 30, 2013 and December 31, 2012, non-financial assets with a carrying value of $2.0 million and $13.6 million, respectively, accumulated in construction-in-progress had been reduced to a fair value of zero, resulting in an impairment charge

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of $2.0 million and $13.6 million, respectively. There were no other non-financial assets that were measured and recorded at fair value on a nonrecurring basis.

Note 6.	Long-Term Debt, Net

Long-term debt, net as of June 30, 2013 and December 31, 2012 was comprised of the following (in thousands):

	June 30, 2013	December 31, 2012

Convertible senior notes due 2014	$248,204	$250,000
Senior secured notes due 2016	—	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	—	(23,767)
Term loans under Credit Agreement	1,823,000	400,000
Unamortized discount on term loans under Credit Agreement	(14,050)	(3,892)
Unsecured senior notes due 2020	1,600,000	1,600,000
Unamortized discount on $1,600 million unsecured senior notes due 2020	(18,940)	(19,878)
	3,638,214	3,302,463
Current maturities of long-term debt	(18,250)	(4,000)
	$3,619,964	$3,298,463

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

As of June 30, 2013, the Company had $1,823.0 million in outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At June 30, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.8%.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which is defined to include the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing the Company's senior notes and convertible notes. The change in control resulting from the Merger would not constitute a "change of control" as defined in the Credit Agreement.

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On April 15, 2013, in connection with the borrowing of C term loans under the Credit Agreement, Cricket issued a notice of redemption to redeem all of its $1,100 million of 7.75% senior secured notes due 2016 in accordance with the optional redemption provisions governing the notes at a redemption price of 103.875% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date of May 15, 2013. Also on April 15, 2013, Cricket deposited approximately $1,185 million with the trustee for the notes to fund the redemption price (including accrued interest) and the indenture governing the notes was satisfied and discharged in accordance with its terms. As a result of this redemption, the Company recognized a loss on extinguishment of debt of $72.8 million during the three months ended June 30, 2013, which was comprised of $42.6 million in redemption premium, $22.0 million in unamortized debt discount and $8.2 million in unamortized debt issuance costs.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations.

Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the "base conversion rate"), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment. As set forth in the indenture governing the notes, following the consummation of the Merger, holders would receive cash and CVRs upon conversion in lieu of shares of Leap common stock.

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap's capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap's capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap's board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option. The consummation of the Merger would trigger the right of holders of Leap's 4.50% convertible senior notes due 2014 to require Leap to repurchase holders' notes at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

On March 26, 2013, Leap launched a tender offer to purchase, for cash, any and all of its $250 million of 4.50% convertible senior notes due 2014 at a purchase price of $1,005 per $1,000 principal amount of notes tendered plus accrued interest. On April 23, 2013, the Company purchased $1.8 million in aggregate principal amount of 4.50% convertible senior notes due 2014 pursuant to the tender offer, which resulted in a loss on extinguishment of debt of $0.2 million. The Company may from time to time seek to purchase outstanding 4.50% convertible senior notes due 2014 through open-market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on the consent of AT&T, prevailing market conditions, the Company's liquidity requirements and other factors.

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the Securities and Exchange Commission (the "SEC"). The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds the Company received in connection with the issuance of the additional notes was recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2013, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.86% and 7.80%, respectively, both of which include the effect of the discount accretion.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

If a "change of control" occurs (which is defined to include the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date. The change in control resulting from the Merger would not constitute a "change of control" as defined in the indenture governing the notes.

Note 7.        Impairments and Other Charges

Impairment and other charges consisted of the following (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Property and equipment impairment	1,959	1,959
Severance	(739)	(739)
Restructuring activities	3,067	3,802
Impairment and other charges	$4,287	$5,022

During the second quarter of 2013, the Company determined that certain amounts accumulated in construction-in-progress were no longer recoverable, and as such, recorded an impairment charge of approximately $2.0 million, reducing the carrying value of those capitalized amounts to zero. There were no other events or circumstances that occurred during the three months ended June 30, 2013 that indicated the carrying value of long-lived assets may not be recoverable.

In the third and fourth quarters of 2012, the Company developed plans to reduce administrative and corporate support costs through a reduction in personnel and to reduce previously planned network expansion activities and capital expenditures. In the third quarter of 2012, the Company recorded a liability of $14.8 million representing severance expense and related costs. In the fourth quarter of 2012, the Company recognized restructuring charges of $11.0 million, primarily related to lease exit costs associated with cellular sites that were no longer being developed or utilized. During the first and second quarters of 2013, the Company recognized additional restructuring charges of $0.7 million and $3.1 million, respectively, primarily related to contract terminations and lease exit costs.

During 2011, the Company recognized $23.9 million of post-acquisition charges associated with the integration of certain operating assets in South Texas.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a rollforward of those amounts recorded as liabilities within the consolidated balance sheets:

	December 31, 2012	Accruals	Payments	June 30, 2013
Post-acquisition charges	$14,726	$—	$(1,882)	$12,844
Severance	9,877	(739)	(7,138)	2,000
Restructuring activities	10,393	4,612	(6,372)	8,633
Total amounts to be settled in cash	$34,996	$3,873	$(15,392)	$23,477

Note 8.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, deferred stock units, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the three and six months ended June 30, 2013, 8.3 million and 8.2 million common share equivalents were excluded in the computation of diluted loss per share for those periods, respectively. Since the Company incurred losses for the three and six months ended June 30, 2012, 8.9 million common share equivalents were excluded in the computation of diluted loss per share for those periods.

Note 9.	Significant Acquisitions and Other Transactions

On June 4, 2013, the Company entered into a license purchase agreement with Cellular South Licenses, LLC ("Cellular South") to sell its 10 MHz PCS wireless license in Biloxi, Mississippi to Cellular South for $6.0 million. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC. The wireless license to be sold to Cellular South has been classified as held for sale at its carrying value of $1.8 million in the condensed consolidated balance sheet as of June 30, 2013.

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

Note 10.	Arrangement with Joint Venture

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

Cricket controls and manages the joint venture under the terms of the amended and restated limited liability company agreement (the "STX LLC Agreement"). Under the STX LLC Agreement, Pocket has the right to put, and the Company has the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap (including as a result of the consummation of the Merger), Pocket is obligated to sell to the Company all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, subject to adjustment in certain circumstances. The purchase price will be reduced by the total amount of optional cash distributions that have been made to Pocket pursuant to the STX LLC Agreement plus an amount equal to an 8.0% per annum return on each such distribution from the date it was made. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). The Company has the right to deduct from or set off against the purchase price any obligations owed to the Company by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding.

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the six months ended June 30, 2013 and for the year ended December 31, 2012, the Company recorded a net accretion expense of $5.4 million and a net accretion benefit of $0.7 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $14.6 million and $4.7 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the six months ended June 30, 2013. No tax distributions were made during the six months ended June 30, 2012. The Company recorded the tax distributions to Pocket as adjustments to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

On July 12, 2012, STX Wireless made an optional pro-rata cash distribution of $50.7 million and $16.2 million to Cricket and Pocket, respectively. On April 26, 2013, STX Wireless made a further optional pro-rata cash distribution of $18.9 million and $6.1 million to Cricket and Pocket, respectively. Under the STX LLC Agreement, optional distributions to Pocket (plus an annual return, as discussed above), reduce the purchase price payable to Pocket in the event of a put, call or mandatory buyout following a change of control of Leap.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of June 30, 2013 and December 31, 2012, Pocket had $12.9 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement, respectively. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $58.6 million and $64.5 million as of June 30, 2013 and December 31, 2012, respectively.

As described in Note 3, the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

	Six Months Ended June 30,
	2013	2012

Beginning balance, January 1,	$64,517	$95,910
Accretion of redeemable non-controlling interests, before tax	5,395	(1,720)
Loans made to joint venture partner	(4,140)	(3,750)
Optional distributions made to joint venture partner	(6,063)	—
Other	(1,159)	(546)
Ending balance, June 30,	$58,550	$89,894

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.	Unrestricted Subsidiaries

In July 2011, the Company's board of directors designated Cricket Music and Cricket Music's wholly-owned subsidiary Muve USA, LLC ("Muve USA") as "Unrestricted Subsidiaries" under the indentures governing Cricket's senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as "Unrestricted Subsidiaries" under the Credit Agreement. Muve USA holds certain hardware, software and intellectual property relating to Cricket's Muve Music service. The financial position and results of operations of Cricket Music, Muve USA and their subsidiaries are included in the Company's condensed consolidated financial statements included in this report. Together with STX Wireless, Cricket Music, Muve USA and their subsidiaries are presented as "Non-Guarantors" within the Company's condensed consolidating financial statements included in Note 14.

As required by the Credit Agreement and the indenture governing Cricket's senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position as of June 30, 2013 and December 31, 2012 and results of operations of Cricket Music, Muve USA and their subsidiaries for the three and six months ended June 30, 2013 and 2012 in the following tables separately (in thousands):

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$150	$1
Other current assets	597	—
Property and equipment, net	2,688	4,937
Total assets	$3,435	$4,938
Liabilities and stockholders' equity
Accounts payable and accrued liabilities	$14	$—
Other current liabilities	373	5
Other long-term liabilities	248	—
Stockholders' equity	2,800	4,933
Total liabilities and stockholders' equity	$3,435	$4,938

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$152	$—	$152	$—
Operating expenses
Depreciation and amortization	1,125	1,124	2,249	2,248
Other	7	1	15	5
Total operating expenses	1,132	1,125	2,264	2,253
Operating loss	(980)	(1,125)	(2,112)	(2,253)
Income tax expense	(28)	—	(28)	—
Net loss	$(1,008)	$(1,125)	$(2,140)	$(2,253)

Note 12.	Income Taxes

The computation of the Company's annual effective tax rate includes a forecast of the Company's estimated "ordinary" income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company's ordinary income (loss). The Company's projected ordinary income tax expense for the full year 2013 consists primarily of the deferred tax effect of the Company's investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because the Company's projected 2013 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

income taxes in interim periods, the Company has computed its provision for income taxes as of and for the three and six months ended June 30, 2013 and 2012 based upon the actual effective tax rate for those periods.

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and six months ended June 30, 2013, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $1.9 million Texas Margins Tax ("TMT") credit. Accordingly, at June 30, 2013 and December 31, 2012, the Company recorded a valuation allowance offsetting substantially all of its deferred tax assets. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

The Company has substantial federal and state net operating losses ("NOLs") for income tax purposes. Subject to certain requirements, the Company may "carry forward" its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of June 30, 2013, the Company had federal and state NOLs of approximately $2.9 billion and $2.2 billion, respectively, which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.1 billion, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period along with any impact resulting from the Merger and, as such, there is no assurance the Company will be able to realize such tax savings.

The Company's ability to utilize NOLs could be further limited if it were to experience an "ownership change," as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more "5% stockholders" within a three-year period, which would include the ownership change that would result from the Merger. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company's common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The occurrence of such an ownership change would accelerate cash tax payments the Company would be required to make and likely result in a substantial portion of its NOLs expiring before the Company could fully utilize them.

On August 30, 2011, the Company’s board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve the Company’s ability to use its NOL carryforwards. The Tax Benefit Preservation Plan was approved by the Company's stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Company’s board of directors. On July 12, 2013, Leap entered into an amendment to the Tax Benefit Preservation Plan to provide that neither the approval, execution or delivery of the Merger Agreement or any amendments thereof or agreements in connection therewith, nor the consummation of transactions or entry into any agreements contemplated thereby, including the Merger, will (i) cause the rights under the Tax Benefit Preservation Plan to become exercisable or entitle a holder of the rights to exercise such rights, (ii) cause AT&T or MHR or any of their affiliates or associates to become an "Acquiring Person" under the terms of the Tax Benefit Preservation Plan, or (iii) give rise to a Distribution Date or a Stock Acquisition Date (as such terms are defined in the Tax Benefit Preservation Plan). Other than as described above, the Tax Benefit Preservation Plan remains in effect and continues to apply to acquisitions of Leap common stock.

The Company's unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13.	Commitments and Contingencies

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

Merger-Related Litigation

On July 15, 2013, following the announcement of the Merger, a lawsuit was filed in the Delaware Court of Chancery challenging the proposed Merger. The action is captioned Booth Family Trust v. Leap Wireless International, Inc. et al., C.A. No. 8730-VCN. It is a putative class action filed on behalf of purported stockholders of Leap, and names Leap and its directors as defendants. The complaint alleges that the directors of Leap breached their fiduciary duties to Leap stockholders by engaging in a flawed sales process, by agreeing to sell Leap for inadequate consideration and by agreeing to improper deal protection terms in the Merger Agreement. The complaint seeks, among other relief, declaratory and injunctive relief against the Merger and costs and fees.

On July 19, 2013, July 24, 2013 and July 26, 2013, following the announcement of the Merger, lawsuits were filed in the Superior Court of the State of California, County of San Diego challenging the proposed Merger. The action filed on July 19, 2013 is captioned John Kim v. Leap Wireless International, Inc. et al., Case No. 37-2013-00058491-CU-BT-CTL and the actions filed on July 24, 2013 are captioned Wesley Decker v. Leap Wireless International, Inc. et al, Case No. 37-2013-00059095-CU-SL-CTL and Roxane Andrews v. Leap Wireless International, Inc. et al, Case No. 37-2013-00059141-CU-BT-CTL. The action filed on July 26, 2013 is captioned Joseph Marino v. Leap Wireless International Inc. et al, Case No. 37-2013-00059565-CU-BT-CTL. Each lawsuit is a putative class action filed on behalf of purported stockholders of Leap and names Leap, its directors as well as AT&T and Merger Sub as defendants. The complaints allege that Leap and its directors breached their fiduciary duties to Leap stockholders, and that AT&T and Merger Sub aided and abetted such breaches, by agreeing to improper deal protection terms in the Merger Agreement. The Decker, Andrews and Marino complaints further allege that Leap and its directors breached their fiduciary duties, and that AT&T and Merger Sub aided and abetted such breaches, by engaging in a flawed sales process and by agreeing to sell Leap for inadequate consideration. The Kim complaint seeks, among other relief, declaratory and injunctive relief against the Merger, imposition of a constructive trust and costs and fees. The Decker, Andrews and Marino complaints seek, among other relief, declaratory and injunctive relief against the Merger and costs and fees.

The outcome of these lawsuits is uncertain. An adverse monetary judgment could have a material adverse effect on the operations and liquidity of Leap, a preliminary injunction could delay or jeopardize the completion of the Merger and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. Leap believes these lawsuits are meritless.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company purchased approximately one-half of its first-year minimum purchase commitment through June 2013, which purchases were approximately $100 million below its first-year minimum purchase commitment. At its current purchase rate, the Company's iPhone purchases for the second year would be approximately $150 million below its second-year minimum purchase commitment and its purchases for the third year would be approximately $200 million below its third-year minimum purchase commitment. The actual amount of the Company's purchases will depend on the factors described above. However, the Company believes that it will be able to increase its current iPhone sales rate and purchase and sell the total required number of devices over the three-year period of the commitment and for a subsequent one-year inventory sell-through period. Due to the Company's efforts to expand sales volume for the iPhone, the Company has not been required to purchase additional handsets to meet its first-year minimum purchase commitment. In addition to the Company's introduction and expansion of device financing programs, the Company is working with Apple to increase the Company's advertising and promotional programs to increase awareness of the Company's iPhone offering. In addition, if Apple introduces an AWS-compatible version of the iPhone in the future, the Company will be able to sell the device in additional markets covering approximately 40% of its covered POPs. The Company may also seek to amend the requirements under, or extend the term of, the purchase commitment, although the Company's current capital and liquidity projections do not assume that such a modification will occur.

Wholesale Agreement

In August 2010, the Company entered into a wholesale agreement with an affiliate of Sprint, which the Company uses to offer Cricket services in nationwide retailers outside of its current network footprint. The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, the Company pays Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. The Company has agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. The Company entered into an amendment to the wholesale agreement in February 2013 to enable the Company to purchase 4G LTE services. In addition, under the amendment, the Company can credit up to $162 million of revenue it provides Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue provided to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent the Company's revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

In addition, in the event Leap is involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc. ("MetroPCS")), either the Company (or the Company's successor in interest) or Sprint may terminate the wholesale agreement within 60 days following the closing of such a transaction. In connection with any such termination, the Company (or its successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum purchase commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, being 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015. This termination right would be triggered by the Merger, if consummated.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14.	Guarantor Financial Information

At June 30, 2013, all of the $1,600 million of senior notes issued by Cricket (the "Issuing Subsidiary") were comprised of 7.75% senior notes due 2020, which are jointly and severally guaranteed on a full and unconditional basis by Leap (the "Guarantor Parent Company") and Cricket License Company, LLC, a 100%-owned subsidiary of Cricket (the "Guarantor Subsidiary").

The indenture governing the senior notes limits, among other things, the Guarantor Parent Company's, Cricket's and the Guarantor Subsidiary's ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with affiliates; and make acquisitions or merge or consolidate with another entity.

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries (STX Wireless, Cricket Music and their respective subsidiaries) and total consolidated Leap and subsidiaries as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Cricket formerly owned an 85% non-controlling membership interest in Savary Island Wireless, LLC (“Savary Island”), which held wireless spectrum in the upper Midwest portion of the U.S. and which leased a portion of that spectrum to Cricket. In October 2012, Cricket acquired the remaining 15% controlling interest for $5.3 million in cash. In December 2012, Savary Island and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity. As a result of these transactions, the financial position, results of operations and cash flows of these entities have been consolidated into the Issuing Subsidiary. All prior period consolidating financial statements have been revised to reflect this reorganization.

Certain revisions have been made to certain intercompany balances in the condensed consolidating balance sheet as of December 31, 2012, and the condensed consolidating statement of cash flows for the six months ended June 30, 2012 presented below, to more appropriately reflect the substance of the underlying transactions or related settlement terms. These revisions had no impact on the consolidated balance sheet as of December 31, 2012 or the condensed consolidated statement of cash flows for the six months ended June 30, 2012. The revisions had the following impacts:

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

•	Guarantor Subsidiary - Reclassified $49.4 million from long-term to current assets.

•	Guarantor Subsidiary - Reclassified $35.3 million from long-term assets to stockholders' equity to reflect non-cash equity contributions from the Issuing Subsidiary to the Guarantor Subsidiary.

•	Non-Guarantor Subsidiaries - Reclassified $32.6 million from current to long-term liabilities, reclassified $0.4 million from current liabilities to current assets.

Condensed consolidating statement of cash flows for the six months ended June 30, 2012:

•	Non-Guarantor Subsidiaries - Increased net cash provided by operating activities by $5.6 million, with a corresponding increase to net cash used in investing activities for the same amount.

•	Issuing Subsidiary - Decreased net cash provided by operating activities by $5.6 million, with a corresponding decrease to net cash used in investing activities for the same amount.

The Company assessed the materiality of the revisions noted above and concluded that they were not material to any of the Company's previously issued financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheet as of June 30, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$109	$529,540	$—	$75,390	$—	$605,039
Short-term investments	—	308,012	—	—	—	308,012
Inventories	—	98,667	—	3,866	—	102,533
Deferred charges	—	49,328	—	3	—	49,331
Advances to affiliates and consolidated subsidiaries	11,181	26,162	49,052	—	(86,395)	—
Other current assets	805	156,146	6	10,515	(30)	167,442
Total current assets	12,095	1,167,855	49,058	89,774	(86,425)	1,232,357
Property and equipment, net	—	1,444,641	—	55,293	—	1,499,934
Investments in and advances to affiliates and consolidated subsidiaries	474,419	2,333,808	—	—	(2,808,227)	—
Wireless licenses	—	—	2,025,909	64,912	—	2,090,821
Assets held for sale	—	—	1,835	—	—	1,835
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	13,434	—	5,147	—	18,581
Other assets	3,149	75,103	—	9,747	—	87,999
Total assets	$489,663	$5,046,063	$2,076,802	$245,537	$(2,894,652)	$4,963,413
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$46	$323,398	$—	$2,484	$—	$325,928
Current maturities of long-term debt	—	18,250	—	—	—	18,250
Intercompany payables	—	60,233	—	26,162	(86,395)	—
Other current liabilities	5,213	189,512	—	16,909	(30)	211,604
Total current liabilities	5,259	591,393	—	45,555	(86,425)	555,782
Long-term debt, net	248,204	3,371,760	—	—	—	3,619,964
Deferred tax liabilities	—	407,794	—	—	—	407,794
Long-term intercompany payables	71,904	240,704	—	40,203	(352,811)	—
Other long-term liabilities	—	142,147	—	14,880	—	157,027
Total liabilities	325,367	4,753,798	—	100,638	(439,236)	4,740,567
Redeemable non-controlling interests	—	58,550	—	—	—	58,550
Stockholders' equity	164,296	233,715	2,076,802	144,899	(2,455,416)	164,296
Total liabilities and stockholders' equity	$489,663	$5,046,063	$2,076,802	$245,537	$(2,894,652)	$4,963,413

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheet as of December 31, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$69	$449,668	$—	$65,813	$—	$515,550
Short-term investments	—	159,426	—	—	—	159,426
Inventories	—	118,149	—	3,452	—	121,601
Deferred charges	—	60,933	—	30	—	60,963
Advances to affiliates and consolidated subsidiaries	11,182	23,592	49,407	—	(84,181)	—
Other current assets	707	129,346	—	13,519	(4,330)	139,242
Total current assets	11,958	941,114	49,407	82,814	(88,511)	996,782
Property and equipment, net	—	1,694,365	—	67,725	—	1,762,090
Investments in and advances to affiliates and consolidated subsidiaries	739,072	2,327,953	—	—	(3,067,025)	—
Wireless licenses	—	—	1,882,421	64,912	—	1,947,333
Assets held for sale	—	—	136,222	—	—	136,222
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	14,756	—	9,907	—	24,663
Other assets	3,938	54,852	—	9,494	—	68,284
Total assets	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$40	$389,951	$—	$6,119	$—	$396,110
Current maturities of long-term debt	—	4,000	—	—	—	4,000
Intercompany payables	—	60,589	—	23,592	(84,181)	—
Other current liabilities	5,247	202,740	—	13,223	(4,330)	216,880
Total current liabilities	5,287	657,280	—	42,934	(88,511)	616,990
Long-term debt, net	250,000	3,048,463	—	—	—	3,298,463
Deferred tax liabilities	—	385,111	—	—	—	385,111
Long-term intercompany payables	66,549	242,500	—	32,562	(341,611)	—
Other long-term liabilities	—	149,819	—	19,228	—	169,047
Total liabilities	321,836	4,483,173	—	94,724	(430,122)	4,469,611
Redeemable non-controlling interests	—	64,517	—	—	—	64,517
Stockholders' equity	433,132	496,572	2,068,050	160,792	(2,725,414)	433,132
Total liabilities and stockholders' equity	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$594,040	$—	$84,391	$66	$678,497
Equipment revenues	—	45,584	—	7,462	—	53,046
Other revenues	—	3,851	25,506	89	(29,446)	—
Total revenues	—	643,475	25,506	91,942	(29,380)	731,543
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	254,913	—	19,987	(25,529)	249,371
Cost of equipment	—	160,406	—	23,252	—	183,658
Selling and marketing	—	61,919	—	7,478	—	69,397
General and administrative	2,566	73,068	191	11,428	(3,851)	83,402
Depreciation and amortization	—	142,403	—	8,453	—	150,856
Impairments and other charges	—	4,167	—	120	—	4,287
Total operating expenses	2,566	696,876	191	70,718	(29,380)	740,971
Gain (loss) on sale, exchange or disposal of assets, net	—	1,986	12	(128)	—	1,870
Operating income (loss)	(2,566)	(51,415)	25,327	21,096	—	(7,558)
Equity in net income (loss) of consolidated subsidiaries	(163,377)	46,395	—	—	116,982	—
Equity in net income of investees, net	—	1,696	—	—	—	1,696
Interest income	6,063	58	—	—	(6,063)	58
Interest expense	(3,220)	(69,694)	—	—	6,063	(66,851)
Loss on extinguishment of debt	(9)	(72,979)	—	—	—	(72,988)
Income (loss) before income taxes	(163,109)	(145,939)	25,327	21,096	116,982	(145,643)
Income tax expense	—	(10,682)	—	(28)	—	(10,710)
Net income (loss)	(163,109)	(156,621)	25,327	21,068	116,982	(156,353)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(6,756)	—	—	—	(6,756)
Net income (loss) attributable to common stockholders	$(163,109)	$(163,377)	$25,327	$21,068	$116,982	$(163,109)
Other comprehensive income (loss):
Net income (loss)	(163,109)	(156,621)	25,327	21,068	116,982	(156,353)
Net unrealized holding losses on investments and other	(10)	(10)	—	—	10	(10)
Comprehensive income (loss)	$(163,119)	$(156,631)	$25,327	$21,068	$116,992	$(156,363)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,196,077	$—	$166,961	$81	$1,363,119
Equipment revenues	—	134,924	—	23,358	—	158,282
Other revenues	—	8,000	50,996	178	(59,174)	—
Total revenues	—	1,339,001	50,996	190,497	(59,093)	1,521,401
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	510,757	—	40,565	(51,093)	500,229
Cost of equipment	—	384,449	—	58,177	—	442,626
Selling and marketing	—	130,228	—	18,007	—	148,235
General and administrative	5,173	144,748	382	23,324	(8,000)	165,627
Depreciation and amortization	—	286,377	—	17,052	—	303,429
Impairments and other charges	—	4,353	—	669	—	5,022
Total operating expenses	5,173	1,460,912	382	157,794	(59,093)	1,565,168
Gain (loss) on sale, exchange or disposal of assets, net	—	283	6,764	(189)	—	6,858
Operating income (loss)	(5,173)	(121,628)	57,378	32,514	—	(36,909)
Equity in net income (loss) of consolidated subsidiaries	(274,946)	89,864	—	—	185,082	—
Equity in net income of investees, net	—	538	—	—	—	538
Interest income	12,126	104	—	—	(12,125)	105
Interest expense	(6,419)	(137,282)	—	—	12,125	(131,576)
Loss on extinguishment of debt	(9)	(72,979)	—	—	—	(72,988)
Income (loss) before income taxes	(274,421)	(241,383)	57,378	32,514	185,082	(240,830)
Income tax expense	—	(25,102)	—	(28)	—	(25,130)
Net income (loss)	(274,421)	(266,485)	57,378	32,486	185,082	(265,960)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(8,461)	—	—	—	(8,461)
Net income (loss) attributable to common stockholders	$(274,421)	$(274,946)	$57,378	$32,486	$185,082	$(274,421)
Other comprehensive income (loss):
Net income (loss)	(274,421)	(266,485)	57,378	32,486	185,082	(265,960)
Net unrealized holding losses on investments and other	(13)	(13)	—	—	13	(13)
Comprehensive income (loss)	$(274,434)	$(266,498)	$57,378	$32,486	$185,095	$(265,973)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$666,327	$—	$84,938	$20	$751,285
Equipment revenues	—	31,270	—	4,217	—	35,487
Other revenues	—	3,748	28,774	27	(32,549)	—
Total revenues	—	701,345	28,774	89,182	(32,529)	786,772
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	264,377	—	20,959	(28,781)	256,555
Cost of equipment	—	152,736	—	18,937	—	171,673
Selling and marketing	—	68,438	—	8,809	—	77,247
General and administrative	2,813	83,727	191	11,909	(3,748)	94,892
Depreciation and amortization	—	143,889	—	10,594	—	154,483
Total operating expenses	2,813	713,167	191	71,208	(32,529)	754,850
Loss on sale, exchange or disposal of assets, net	—	(233)	—	(100)	—	(333)
Operating income (loss)	(2,813)	(12,055)	28,583	17,874	—	31,589
Equity in net income (loss) of consolidated subsidiaries	(41,654)	46,459	—	—	(4,805)	—
Equity in net loss of investees, net	—	(59)	—	—	—	(59)
Interest income	6,062	9,054	—	2	(15,090)	28
Interest expense	(3,185)	(78,888)	—	—	15,090	(66,983)
Income (loss) before income taxes	(41,590)	(35,489)	28,583	17,876	(4,805)	(35,425)
Income tax expense	—	(10,562)	—	—	—	(10,562)
Net income (loss)	(41,590)	(46,051)	28,583	17,876	(4,805)	(45,987)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	4,397	—	—	—	4,397
Net income (loss) attributable to common stockholders	$(41,590)	$(41,654)	$28,583	$17,876	$(4,805)	$(41,590)
Other comprehensive income (loss):
Net income (loss)	(41,590)	(46,051)	28,583	17,876	(4,805)	(45,987)
Net unrealized holding gains on investments and other	10	10	—	—	(10)	10
Comprehensive income (loss)	$(41,580)	$(46,041)	$28,583	$17,876	$(4,815)	$(45,977)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,352,037	$—	$173,210	$36	$1,525,283
Equipment revenues	—	76,520	—	10,588	—	87,108
Other revenues	—	7,713	58,463	27	(66,203)	—
Total revenues	—	1,436,270	58,463	183,825	(66,167)	1,612,391
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	531,251	—	45,069	(58,454)	517,866
Cost of equipment	—	372,084	—	47,436	—	419,520
Selling and marketing	—	153,471	—	19,330	—	172,801
General and administrative	5,550	162,301	381	24,072	(7,713)	184,591
Depreciation and amortization	—	274,072	—	26,954	—	301,026
Total operating expenses	5,550	1,493,179	381	162,861	(66,167)	1,595,804
Gain (loss) on sale, exchange or disposal of assets, net	—	(1,624)	—	823	—	(801)
Operating income (loss)	(5,550)	(58,533)	58,082	21,787	—	15,786
Equity in net income (loss) of consolidated subsidiaries	(140,240)	79,873	—	—	60,367	—
Equity in net income of investees, net	—	134	—	—	—	134
Interest income	12,125	9,080	—	4	(21,152)	57
Interest expense	(6,364)	(148,813)	—	—	21,152	(134,025)
Income (loss) before income taxes	(140,029)	(118,259)	58,082	21,791	60,367	(118,048)
Income tax expense	—	(22,273)	—	—	—	(22,273)
Net income (loss)	(140,029)	(140,532)	58,082	21,791	60,367	(140,321)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	292	—	—	—	292
Net income (loss) attributable to common stockholders	$(140,029)	$(140,240)	$58,082	$21,791	$60,367	$(140,029)
Other comprehensive income (loss):
Net income (loss)	(140,029)	(140,532)	58,082	21,791	60,367	(140,321)
Net unrealized holding gains on investments and other	12	12	—	—	(12)	12
Comprehensive income (loss)	$(140,017)	$(140,520)	$58,082	$21,791	$60,355	$(140,309)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$40	$(43,211)	$—	$58,199	$—	$15,028
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(53,519)	—	(582)	254	(53,847)
Purchases of wireless licenses and spectrum clearing costs	—	(2,337)	—	—	—	(2,337)
Proceeds from sales of wireless licenses and operating assets	—	3,318	—	340	(254)	3,404
Purchases of investments	—	(334,935)	—	—	—	(334,935)
Sales and maturities of investments	—	186,103	—	—	—	186,103
Payments received from joint venture	—	33,513	—	—	(33,513)	—
Investments in and advances to affiliates and consolidated subsidiaries	(620)	—	—	—	620	—
Change in restricted cash	—	(891)	—	—	—	(891)
Net cash used in investing activities	(620)	(168,748)	—	(242)	(32,893)	(202,503)
Financing activities:
Proceeds from issuance of long-term debt	—	1,414,313	—	—	—	1,414,313
Repayment of long-term debt	—	(1,103,796)	—	—	—	(1,103,796)
Payment of debt issuance costs	—	(15,800)	—	—	—	(15,800)
Capital contributions, net	—	620	—	—	(620)	—
Proceeds from issuance of common stock, net	620	—	—	—	—	620
Payments made to joint venture partners	—	—	—	(48,380)	33,513	(14,867)
Other	—	(3,506)	—	—	—	(3,506)
Net cash provided by (used in) financing activities	620	291,831	—	(48,380)	32,893	276,964
Net increase in cash and cash equivalents	40	79,872	—	9,577	—	89,489
Cash and cash equivalents at beginning of period	69	449,668	—	65,813	—	515,550
Cash and cash equivalents at end of period	$109	$529,540	$—	$75,390	$—	$605,039

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(30)	$(3,364)	$—	$56,744	$(2,731)	$50,619
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(246,937)	—	(26,756)	6,341	(267,352)
Purchases of wireless licenses and spectrum clearing costs	—	(2,712)	—	—	—	(2,712)
Proceeds from sales of wireless licenses and operating assets	—	912	—	6,849	(6,341)	1,420
Purchases of investments	—	(173,141)	—	—	—	(173,141)
Sales and maturities of investments	—	440,734	—	—	—	440,734
Investments in and advances to affiliates and consolidated subsidiaries	(483)	—	—	—	483	—
Change in restricted cash	—	(1,501)	—	—	—	(1,501)
Net cash provided by (used in) investing activities	(483)	17,355	—	(19,907)	483	(2,552)
Financing activities:
Capital contributions, net	—	483	—	—	(483)	—
Proceeds from the issuance of common stock, net	483	—	—	—	—	483
Payments made to joint venture partners	—	(510)	—	(7,451)	2,731	(5,230)
Other	—	(2,187)	—	—	—	(2,187)
Net cash provided by (used in) financing activities	483	(2,214)	—	(7,451)	2,248	(6,934)
Net increase (decrease) in cash and cash equivalents	(30)	11,777	—	29,386	—	41,133
Cash and cash equivalents at beginning of period	91	270,056	—	75,096	—	345,243
Cash and cash equivalents at end of period	$61	$281,833	$—	$104,482	$—	$386,376

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•
our ability to compete effectively against wireless carriers with nationwide networks and significantly greater deployment of 4G Long Term Evolution, or LTE, network technology, and the impact of competitors' initiatives (including new service plans and pricing) and our ability to anticipate and respond to such initiatives;

•	our ability to offer customers cost-effective 4G LTE services and to meet increasing customer demand for high-quality, high-speed data services;

•
uncertainties with respect to the proposed merger with AT&T Inc., or AT&T, including the possibility that the proposed merger may not close or may be delayed, including due to the failure to timely receive required regulatory and stockholder approvals or satisfy other closing conditions;

•
the effect of the announcement of the proposed merger with AT&T on our customers, employees, suppliers, vendors, distributors, dealers, retailers, content and application providers, operating results and business generally;

•	the diversion of management's time and attention while the proposed merger transaction is pending;

•	the amount of the costs, fees, expenses and charges related to the merger;

•
our ability to make significant changes to our business in light of the proposed merger with AT&T and the covenants contained in the Agreement and Plan of Merger, dated as of July 12, 2013, between Leap, AT&T and the other parties thereto, or the Merger Agreement;

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

•	our ability to obtain and maintain 3G and 4G roaming and wholesale services from other carriers at cost-effective rates;

•	our ability to acquire or obtain access to additional spectrum in the future at a reasonable cost or on a timely basis;

•	our ability to cost-effectively procure handsets compatible with our network technology and frequency channels;

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

All forward-looking statements in this report (including any statements with respect to the proposed AT&T merger) should be considered in the context of these risk factors. These forward-looking statements speak only as of the filing date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

Overview

Company Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the "Cricket®" brand. Our Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% membership interest in STX Wireless, LLC, or STX Wireless, the parent company of STX Operations. For more information regarding this joint venture, see "Liquidity and Capital Resources — STX Wireless Joint Venture" below.

As of June 30, 2013, Cricket service was offered in 48 states and the District of Columbia across an extended area covering approximately 292 million POPs. As of June 30, 2013, we had approximately 4.8 million customers, and we owned wireless licenses covering an aggregate of approximately 136.7 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 96.2 million POPs as of June 30, 2013. The licenses we own provide an average of 23 MHz of spectrum capacity in our operating markets.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services (including 4G LTE roaming services) over an extended service area. In addition, in 2010 we entered into a wholesale agreement, which we use to offer Cricket services in nationwide retailers outside of our current network footprint. These arrangements have enabled us to offer enhanced Cricket products and services, strengthen our retail presence in our existing markets and expand our distribution nationwide. In addition, we recently amended the wholesale agreement to enable us to purchase 4G LTE services. Since originally introducing products in nationwide retailers in September 2011, we have determined to focus our efforts on those retailers that we believe provide the most attractive opportunities for our business. As a result, we reduced our total presence in the nationwide retail channel from approximately 13,000 locations at June 30, 2012 to approximately 5,000 locations at March 31, 2013.

Our business strategy includes our efforts to improve the experience we provide customers so that they choose to remain a Cricket customer for a longer period. As part of these efforts, we are improving our device activation process, the quality of our device portfolio, and the in-store and call center experience we provide for our customers. We are also focused on continually updating our product and service offerings to better meet the needs of current customers and to attract and retain new ones. Product and service offerings we have introduced in recent years include our Muve Music® unlimited music download service, the Lifeline service offerings we have introduced in a number of states, and the third-party device financing programs we have introduced in our markets to help customers manage the cost of purchasing a handset. We are also focused on pursuing disciplined investment initiatives and remaining focused on our position as a low-cost provider of wireless telecommunications. We have increased pricing on our devices in an effort to better manage device subsidies and promote the addition of longer-tenured customers. In addition, we have streamlined and reduced our number of dealer locations and Cricket-owned stores to increase sales activity for more productive locations and reduce costs.

We also continue to enhance our network to allow us to provide customers with high-quality service. To date, we have covered approximately 21 million POPs with next-generation LTE network technology. We recently determined to focus our capital spending on enhancing 3G and LTE network coverage and capacity in existing markets rather than deploying LTE in new markets.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators (or MVNOs), voice-over-internet-protocol (or VoIP) service providers, traditional landline service providers, cable companies and mobile satellite service providers. Competition in the wireless industry has increased and intensified in recent quarters, particularly from carriers with robust nationwide networks and significantly greater deployment of 4G LTE technology. The evolving competitive landscape negatively impacted our financial and operating results in recent years and we experienced a 22% reduction in customers between March 31, 2012 and June 30, 2013. We also expect to face new or significantly increased competition from the nationwide expansion of the MetroPCS prepaid brand utilizing the T-Mobile 4G LTE network.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors, to provide LTE-based services and meet increasing customer demand for high data throughput speeds, and to keep our costs low. During the third quarter of 2012, we increased pricing on our devices in an effort to better manage our device subsidy and promote the addition of longer-tenured customers, although such changes have also had the effect of decreasing gross customer additions. We also introduced new pricing plans for our service offerings, which included new features such as visual voicemail on certain smartphones, enhanced international calling plans, and supplemental data packages, and we enhanced our Muve Music service, which is now offered for no additional cost in service plans for our Android-based smartphones. In addition, we have introduced third-party device financing programs in our markets to help customers manage the cost of purchasing handsets. The extent to which these initiatives and others we may introduce will positively impact our future financial and operational results will depend upon our ability to anticipate and respond to competitors' initiatives, our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings and our ability to retain and expand our customer base. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, although during 2012 we experienced our lowest customer activity during the fourth quarter due, in part, to handset price increases that we introduced in the third quarter. Based on historical results, we also generally expect churn to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in the competitive landscape, service plan pricing, device availability, economic conditions, and high unemployment (particularly in the lower-income segment of our customer base), any of which may either offset or magnify certain seasonal effects. Customer activity can also be strongly affected by promotional and retention efforts that we undertake. For example, from time to time, we lower the price on select smartphones for customers who activate a new line of service and then transfer phone numbers previously used with other carriers. This type of promotion is intended to drive significant, new customer activity for our smartphone handsets and their accompanying higher-priced service plans. We also frequently offer existing customers the opportunity to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We also utilize retention programs to encourage existing customers whose service may have been suspended for failure to timely pay to continue service with us for a reduced or free amount. The design, size and duration of our promotional and retention programs vary over time in response to changing market conditions. We believe that our promotional and retention efforts, including those efforts described above, have generally provided and continue to provide important long-term benefits to us, including by helping us attract new customers for our wireless services or by extending the period of time over which customers use our services, thus allowing us to obtain additional revenue from handsets we have already sold. The success of any of these activities depends upon many factors, including the costs that we incur to attract or retain customers and the length of time these customers continue to use our services. Sales activity that would otherwise have been expected based on seasonal trends can also be negatively impacted by factors we have experienced in the past such as billing system disruptions, promotional and retention efforts not performing as expected, device quality issues, and inventory shortages.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. See "—Liquidity and Capital Resources" below.

Proposed Merger

On July 12, 2013, AT&T entered into the Merger Agreement with Leap, Mariner Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of AT&T, or Merger Sub, and Laser, Inc., a Delaware corporation (the stockholders' representative), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, AT&T will acquire Leap in a transaction in which Leap stockholders would receive $15.00 in cash for each outstanding share of Leap's common stock, plus one non-transferable contingent value right, or CVR, per share (together, referred to in this report as the Merger Consideration). The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds of the future sale of our 700 MHz A block license in Chicago. The Merger Agreement provides that, on the terms and subject to the conditions thereof, Merger Sub will be merged with and into Leap, or the Merger, with Leap continuing as the surviving corporation in the Merger, and each outstanding share of common stock of Leap (other than excluded shares) will cease to be outstanding and will be converted into the right to receive the Merger Consideration.

Each outstanding stock option, whether vested or unvested, that was granted under one of Leap's stock plans and that has an exercise price equal to or below the $15.00 per share cash merger consideration will be cancelled at the effective time of the Merger and will entitle the holder to receive (1) cash equal to the product of the total number of shares underlying the stock option multiplied by the difference, if any, of the per share cash merger consideration and the exercise price per share underlying each stock option, less any applicable withholding taxes and (2) one CVR for each share underlying the stock option. Holders of an outstanding stock option, whether vested or unvested, with an exercise price greater than the per share cash merger consideration, will have the opportunity to exercise such stock option prior to the effective time of the Merger by providing Leap with a notice of exercise and, for each share underlying the stock option, a cash amount equal to the difference of the exercise price underlying the stock option less the per share cash merger consideration. Each stock option that is so exercised will be settled at the effective time of the Merger and the holder will receive one CVR in respect of each share underlying the stock option and, to the extent the stock option is not exercised prior to the effective time of the Merger, the stock option will be cancelled at the effective time of the Merger for no consideration to the holder. Each outstanding share of restricted stock granted under Leap's stock plans will be cancelled at the effective time of the Merger and the holder will receive the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such share of restricted stock. Each outstanding stock unit granted under Leap's stock plans (including performance stock units, deferred stock units and deferred cash units but excluding any cash award with a value that is not determined based on the price of Leap common stock), whether vested or unvested, will be cancelled and will entitle the holder to receive an amount in cash equal to the product of the number of shares covered by the unit (assuming target level of performance for any incomplete performance periods) multiplied by the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such unit.

Leap has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions, and (ii) subject to certain exceptions, not to withhold, withdraw or modify in a manner adverse to AT&T the recommendation of Leap's board of directors that Leap's stockholders adopt the Merger Agreement. Leap may furnish non-public information to a third party who has made an unsolicited proposal that Leap's board of directors determines could be reasonably expected to result in a superior proposal and may engage in discussions with such third party. However, prior to any change in the recommendation of Leap's board of directors, AT&T will have the right to propose revisions to the Merger Agreement and Leap's board of directors must negotiate in good faith and consider such revised terms prior to making a determination to change its recommendation with respect to the Merger. Even if Leap's board of directors changes its recommendation, Leap must continue to submit the Merger Agreement to a vote of its stockholders.

Consummation of the Merger is subject to various customary conditions, including, among others, the adoption of the Merger Agreement by the requisite vote of Leap's stockholders; expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; approval of the transaction by the Federal Communications Commission, or FCC; and approval of the transaction by applicable state public utility commissions. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger, provided that AT&T will not be obligated to agree to divestitures or other restrictions that would have any effect on AT&T or to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on Leap and its subsidiaries, taken as a whole. It is a condition to AT&T's obligation to consummate the Merger that the FCC approval has been obtained by final order and that other regulatory approvals have been obtained, in each case without the imposition of an adverse regulatory condition.

The Merger Agreement also provides for certain termination rights, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by July 11, 2014 (which we refer to in this report as the Termination Date, as it may be extended in certain circumstances to January 11, 2015) and the right of AT&T to terminate the Merger Agreement if Leap's board of directors changes its recommendation with respect to the Merger. A termination fee of $46.3 million is payable by Leap to AT&T upon termination of the Merger Agreement under specified circumstances following the making of a bona fide acquisition proposal (as defined in the Merger Agreement), including as a result of a change in Leap's board of directors' recommendation relating to a superior acquisition proposal. A termination fee of approximately $71.2 million will be payable by Leap to AT&T if the Merger Agreement is terminated by AT&T or Leap because Leap stockholder approval was not obtained following a change in Leap's board of directors' recommendation, or by AT&T following a change in Leap's board of directors' recommendation, where in each case the change of recommendation was in connection with a specified intervening event.

If the Merger Agreement is terminated because the Termination Date has been reached because there is an order of a governmental entity permanently preventing completion of the transaction or as a result of a breach by AT&T and AT&T's breach materially contributed to the failure to receive regulatory approval, and, at the time of such termination, all regulatory approvals have not been received or the transaction has been enjoined, Leap, subject to certain exceptions, will have the option within 30 days of termination of the Merger Agreement to enter into a three-year LTE data roaming agreement with AT&T, which will provide coverage in certain of Leap's markets not covered by Leap's LTE network. If Leap enters into the roaming agreement, AT&T will then have the option within 30 days after entry into the roaming agreement to purchase certain of Leap's spectrum assets. If AT&T does not exercise its right to purchase all of the specified spectrum assets, Leap may, within 60 days after expiration of AT&T's option, require AT&T to purchase all of the specified assets.

Affiliates of MHR Fund Management LLC, or MHR, which collectively owned approximately 29.9% of the outstanding shares of Leap common stock as of July 22, 2013, have entered into a voting agreement with AT&T and Leap, pursuant to which MHR has agreed to vote such shares in favor of adoption of the Merger Agreement and against any competing acquisition proposals, subject to the limitation set forth in the voting agreement. MHR's obligations under the voting agreement will terminate upon (i) the termination of the Merger Agreement in accordance with its terms and (ii) certain material amendments to the Merger Agreement.

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

Results of Operations

Operating Items

The following tables summarize operating data for our condensed consolidated operations for the three and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,
					Change
	2013	% of 2013 Service Revenues	2012	% of 2012 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$678,497		$751,285		$(72,788)	(9.7)%
Equipment revenues	53,046		35,487		17,559	49.5%
Total revenues	731,543		786,772		(55,229)	(7.0)%
Operating expenses:
Cost of service	249,371	36.8%	256,555	34.1%	(7,184)	(2.8)%
Cost of equipment	183,658	27.1%	171,673	22.9%	11,985	7.0%
Selling and marketing	69,397	10.2%	77,247	10.3%	(7,850)	(10.2)%
General and administrative	83,402	12.3%	94,892	12.6%	(11,490)	(12.1)%
Depreciation and amortization	150,856	22.2%	154,483	20.6%	(3,627)	(2.3)%
Impairments and other charges	4,287	0.6%	—	—%	4,287	*
Total operating expenses	740,971	109.2%	754,850	100.5%	(13,879)	(1.8)%
Gain (loss) on sale, exchange or disposal of assets, net	1,870	0.3%	(333)	—%	2,203	*
Operating income (loss)	$(7,558)	(1.1)%	$31,589	4.2%	$(39,147)	*
* Percentage change is not meaningful.

	Six Months Ended June 30,
					Change
	2013	% of 2013 Service Revenues	2012	% of 2012 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$1,363,119		$1,525,283		$(162,164)	(10.6)%
Equipment revenues	158,282		87,108		71,174	81.7%
Total revenues	1,521,401		1,612,391		(90,990)	(5.6)%
Operating expenses:
Cost of service	500,229	36.7%	517,866	34.0%	(17,637)	(3.4)%
Cost of equipment	442,626	32.5%	419,520	27.5%	23,106	5.5%
Selling and marketing	148,235	10.9%	172,801	11.3%	(24,566)	(14.2)%
General and administrative	165,627	12.2%	184,591	12.1%	(18,964)	(10.3)%
Depreciation and amortization	303,429	22.3%	301,026	19.7%	2,403	0.8%
Impairments and other charges	5,022	0.4%	—	—%	5,022	*
Total operating expenses	1,565,168	114.8%	1,595,804	104.6%	(30,636)	(1.9)%
Gain (loss) on sale, exchange or disposal of assets, net	6,858	0.5%	(801)	(0.1)%	7,659	*
Operating income (loss)	$(36,909)	(2.7)%	$15,786	1.0%	$(52,695)	*
* Percentage change is not meaningful.

The following tables summarize customer activity for the three and six months ended June 30, 2013 and 2012:

			Change
For the Three Months Ended June 30, (1)	2013	2012	Amount	Percent

Gross customer additions	283,066	492,720	(209,654)	(42.6)%
Net customer losses	(364,268)	(289,270)	(74,998)	25.9%
Weighted-average number of customers	5,031,930	5,992,047	(960,117)	(16.0)%

			Change
For the Six Months Ended June 30, (1)	2013	2012	Amount	Percent

Gross customer additions	756,947	1,352,267	(595,320)	(44.0)%
Net customer losses	(457,305)	(31,210)	(426,095)	*
Weighted-average number of customers	5,122,768	6,008,737	(885,969)	(14.7)%
As of June 30,
Total customers	4,839,478	5,902,803	(1,063,325)	(18.0)%
* Percentage change is not meaningful.
__________

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Gross Customer Additions

Gross customer additions for the three months ended June 30, 2013 were 283,066 compared to 492,720 for the corresponding period of the prior year. The 42.6% decrease in the number of gross customer additions was primarily attributable to intensified competition in our markets (particularly from nationwide carriers who are increasingly targeting the prepaid segment), increasing customer demand for 4G data services and increased handset pricing, as well as continued de-emphasis of our Cricket Broadband service and discontinuation of our daily PAYGo product.

Gross customer additions for the six months ended June 30, 2013 were 756,947 compared to 1,352,267 for the corresponding period of the prior year. The 44.0% decrease in the number of gross customer additions was primarily attributable to intensified competition in our markets (particularly from nationwide carriers who are increasingly targeting the prepaid segment), increasing customer demand for 4G data services and increased handset pricing, as well as continued de-emphasis of our Cricket Broadband service and discontinuation of our daily PAYGo product.

Net Customer Losses

Net customer losses for the three months ended June 30, 2013 were 364,268 compared to 289,270 for the corresponding period of the prior year. The change was primarily due to the decrease in gross customer additions discussed above and fewer reactivating customers.

Net customer losses for the six months ended June 30, 2013 were 457,305 compared to 31,210 for the corresponding period of the prior year. The change was primarily due to the decrease in gross customer additions discussed above, fewer reactivating customers and slightly higher churn levels.

Service Revenues

Service revenues decreased $72.8 million, or 9.7%, for the three months ended June 30, 2013 compared to the corresponding period of the prior year. This decrease resulted from a 16.0% decrease in the weighted-average number of customers, partially offset by a 7.8% increase in average service revenue per customer, or ARPU.

Service revenues decreased $162.2 million, or 10.6%, for the six months ended June 30, 2013 compared to the corresponding period of the prior year. This decrease resulted from a 14.7% decrease in the weighted-average number of customers, partially offset by a 5.2% increase in ARPU.

Equipment Revenues

Equipment revenues increased $17.6 million, or 49.5%, for the three months ended June 30, 2013 compared to the corresponding period of the prior year. This increase resulted primarily from a 99.6% increase in average revenue per device sold due to uptake of our higher-priced devices, partially offset by a 25.1% decrease in the number of devices sold to new and upgrading customers.

Equipment revenues increased $71.2 million, or 81.7%, for the six months ended June 30, 2013 compared to the corresponding period of the prior year. This increase resulted primarily from a 155.9% increase in average revenue per device sold due to uptake of our higher-priced devices, partially offset by a 29.0% decrease in the number of devices sold to new and upgrading customers.

Cost of Service

Cost of service decreased $7.2 million, or 2.8%, for the three months ended June 30, 2013 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 36.8% from 34.1% in the prior year period. The increase in cost of service as a percentage of service revenues resulted primarily from a 16.0% decrease in the weighted-average number of customers.

Cost of service decreased $17.6 million, or 3.4%, for the six months ended June 30, 2013 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 36.7% from 34.0% in the prior year period. The increase in cost of service as a percentage of service revenues resulted primarily from a 14.7% decrease in the weighted-average number of customers.

Cost of Equipment

Cost of equipment increased $12.0 million, or 7.0%, for the three months ended June 30, 2013 compared to the corresponding period of the prior year. This increase was primarily due to increased uptake of our higher-priced devices, partially offset by a decrease in the number of devices sold to new and upgrading customers discussed above.

Cost of equipment increased $23.1 million, or 5.5%, for the six months ended June 30, 2013 compared to the corresponding period of the prior year. This increase was primarily due to increased uptake of our higher-priced devices, partially offset by a decrease in the number of devices sold to new and upgrading customers as discussed above.

Selling and Marketing Expenses

Selling and marketing expenses decreased $7.9 million, or 10.2%, for the three months ended June 30, 2013 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 10.2% from 10.3% in the prior year period. These decreases were largely attributable to our cost reduction initiatives.

Selling and marketing expenses decreased $24.6 million, or 14.2%, for the six months ended June 30, 2013 compared to the corresponding period of the prior year, largely attributable to our cost reduction initiatives. As a percentage of service revenues, such expenses were generally comparable to the prior year period.

General and Administrative Expenses

General and administrative expenses decreased $11.5 million, or 12.1%, for the three months ended June 30, 2013 compared to the corresponding period of the prior year, primarily due to continued benefits from our cost reduction initiatives. As a percentage of service revenues, such expenses slightly decreased to 12.3% from 12.6% in the prior year period, primarily due to continued benefits from our cost reduction initiatives.

General and administrative expenses decreased $19.0 million, or 10.3%, for the six months ended June 30, 2013 compared to the corresponding period of the prior year, primarily due to continued benefits from our cost reduction initiatives. As a percentage of service revenues, such expenses slightly increased to 12.2% from 12.1% in the prior year period, primarily due to the decrease in service revenues discussed above, partially offset by the continued benefits from our cost reduction initiatives.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.6 million, or 2.3%, for the three months ended June 30, 2013 compared to the corresponding period of the prior year. Depreciation and amortization expense increased $2.4 million, or 0.8%, for the six months ended June 30, 2013 compared to the corresponding period of the prior year. The changes in depreciation and amortization expense were driven primarily by the timing of capital expenditures and assets reaching the end of their depreciable lives.

Impairments and Other Charges

During the three and six months ended June 30, 2013, we incurred $4.3 million and $5.0 million in impairments and other charges, respectively, primarily related to write-offs of capitalized amounts that were no longer recoverable, contract termination and lease exit costs.

Gain (Loss) on Sale, Exchange or Disposal of Assets, Net

During the three months ended June 30, 2013, we recognized a gain of $2.8 million in connection with the sale of various patents. The gain was partially offset by a loss of $1.0 million relating to the disposal of certain property and equipment. During the three months ended June 30, 2012, we recognized a loss of $0.3 million from the disposal of certain property and equipment.

During the six months ended June 30, 2013, we recognized a gain of $6.8 million in connection with the exchange of various spectrum with a subsidiary of T-Mobile USA, Inc., or T-Mobile, and Cellco Partnership dba Verizon Wireless, or Verizon Wireless. For more information regarding this transaction, see the discussion below under "Liquidity and Capital Resources — Capital Expenditures, Significant Acquisitions and Other Transactions." Additionally, we recognized a gain of $2.8 million in connection with the sale of various patents. These gains were partially offset by a loss of $2.8 million relating to the disposal of certain property and equipment. During the six months ended June 30, 2012, we recognized a loss of $0.8 million from the disposal of certain property and equipment.

Non-Operating Items

The following tables summarize non-operating data for our condensed consolidated operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012	Change

Equity in net income (loss) of investees, net	$1,696	$(59)	$1,755
Interest income	58	28	30
Interest expense	(66,851)	(66,983)	132
Loss on extinguishment of debt	(72,988)	—	(72,988)
Income tax expense	(10,710)	(10,562)	(148)

	Six Months Ended June 30,
	2013	2012	Change

Equity in net income of investees, net	$538	$134	$404
Interest income	105	57	48
Interest expense	(131,576)	(134,025)	2,449
Loss on extinguishment of debt	(72,988)	—	(72,988)
Income tax expense	(25,130)	(22,273)	(2,857)

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Equity in Net Income (Loss) of Investees, Net

Equity in net income (loss) of investees, net reflects our share of net income or losses of regional wireless service providers in which we hold investments.

Interest Expense

Interest expense decreased $0.1 million during the three months ended June 30, 2013 compared to the corresponding period of the prior year. The decrease in interest expense primarily resulted from the refinancing in October 2012 of our $300 million in aggregate principal amount of 10% senior notes due 2015 with the $400 million senior secured B term loan facility under the credit agreement we entered into in October 2012, as amended, or the Credit Agreement, and the refinancing in April 2013 of our $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016, or the Secured Notes, with the $1,425 million senior secured C term loan facility under the Credit Agreement, which term loan facilities bear interest at a lower rate, partially offset by a higher principal amount of long-term debt outstanding following such refinancings.

Interest expense decreased $2.4 million during the six months ended June 30, 2013 compared to the corresponding period of the prior year. The decrease in interest expense primarily resulted from the refinancing in October 2012 of our $300 million aggregate principal amount of 10% senior notes due 2015 with the $400 million senior secured B term loan facility under the Credit Agreement, and the refinancing in April 2013 of the Secured Notes with the $1,425 million senior secured C term loan facility under the Credit Agreement, which term loan facilities bear interest at a lower rate, partially offset by a higher principal amount of long-term debt outstanding following such refinancings.

Loss on Extinguishment of Debt

During the three and six months ended June 30, 2013, we recognized a loss on extinguishment of debt of $73.0 million, $72.8 million of which related to the redemption of the Secured Notes and the satisfaction and discharge of the associated indenture in April 2013 and $0.2 million of which related to the purchase of $1.8 million in aggregate principal amount of 4.50% convertible senior notes due 2014 in April 2013.

Income Tax Expense

During the three months ended June 30, 2013, we recorded income tax expense of $10.7 million compared to $10.6 million for the three months ended June 30, 2012. The $0.1 million increase was primarily due to a $0.3 million increase in our state income tax expense, offset in part by a net reduction in deferred tax liabilities associated with our joint ventures.

During the six months ended June 30, 2013, we recorded income tax expense of $25.1 million compared to $22.3 million for the six months ended June 30, 2012. The increase was primarily due to a nonrecurring $2.6 million tax expense associated with the tax deferral of the gain associated with the exchange of various spectrum with T-Mobile and Verizon Wireless, offset in part by a net reduction in deferred tax liabilities associated with our joint ventures.

Unrestricted Subsidiaries

In July 2011, Leap's board of directors designated Cricket Music Holdco, LLC (a wholly-owned subsidiary of Cricket, or Cricket Music) and Cricket Music's wholly-owned subsidiary Muve USA, LLC, or Muve USA, as "Unrestricted Subsidiaries" under the indentures governing our senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as "Unrestricted Subsidiaries" under the Credit Agreement. Cricket Music and Muve USA hold certain hardware, software and intellectual property relating to our Muve Music service. During the three and six months ended June 30, 2012, Cricket Music, Muve USA and their subsidiaries had no operations or revenues. During the three months ended June 30, 2013, Muve USA and its subsidiaries commenced limited operations providing music distribution services to TIM Celular S.A. in Brazil. During both the three and six months ended June 30, 2013, our unrestricted subsidiaries had revenues and income tax expense of $152,000 and $28,000, respectively. Given the lack or limited scope of operations during the relevant periods, the most significant components of the financial position and results of operations of our unrestricted subsidiaries during the three and six months ended June 30, 2012 and 2013 were property and equipment and depreciation expense. As of June 30, 2013 and December 31, 2012, property and equipment of our unrestricted subsidiaries was $2.7 million and $4.9 million, respectively. As of June 30, 2013, our unrestricted subsidiaries also had $0.7 million, $0.4 million and $0.2 million of current assets, current liabilities and long-term liabilities, respectively. For the three and six months ended June 30, 2013, depreciation expense of our unrestricted subsidiaries was $1.1 million and $2.2 million, respectively, resulting, in a net loss of $1.0 million and $2.1 million, respectively. For the three and six months ended June 30, 2012, depreciation expense of our unrestricted subsidiaries was $1.1 million and $2.2 million, respectively, resulting, in a net loss of $1.1 million and $2.3 million, respectively.

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

The following table shows metric information for the three and six months ended June 30, 2013 and 2012 (unaudited; adjusted OIBDA in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

ARPU	$44.89	$41.64	$44.30	$42.12
CPGA	$387	$296	$343	$253
CCU	$27.79	$22.91	$27.06	$23.73
Churn	4.3%	4.4%	4.0%	3.8%
Adjusted OIBDA	$148,786	$190,834	$269,869	$321,348

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

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (unaudited; in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service revenues	$678,497	$751,285	$1,363,119	$1,525,283
Less pass-through regulatory fees and telecommunications taxes	(774)	(2,678)	(1,629)	(6,815)
Total service revenues used in the calculation of ARPU	677,723	748,607	1,361,490	1,518,468
Weighted-average number of customers	5,031,930	5,992,047	5,122,768	6,008,737
ARPU	$44.89	$41.64	$44.30	$42.12

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (unaudited; in thousands, except gross customer additions and CPGA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Selling and marketing expense	$69,397	$77,247	$148,235	$172,801
Less share-based compensation expense included in selling and marketing expense	(211)	(616)	(322)	(639)
Plus cost of equipment	183,658	171,673	442,626	419,520
Less equipment revenue	(53,046)	(35,487)	(158,282)	(87,108)
Less net loss on equipment transactions and third-party commissions unrelated to customer acquisition	(90,385)	(66,932)	(172,457)	(163,029)
Total costs used in the calculation of CPGA	$109,413	$145,885	$259,800	$341,545
Gross customer additions	283,066	492,720	756,947	1,352,267
CPGA	$387	$296	$343	$253

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (unaudited; in thousands, except weighted-average number of customers and CCU):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cost of service	$249,371	$256,555	$500,229	$517,866
Plus general and administrative expense	83,402	94,892	165,627	184,591
Less share-based compensation expense included in cost of service and general and administrative expense	(2,860)	(3,813)	(4,863)	(3,096)
Plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition	90,385	66,932	172,457	163,029
Less pass-through regulatory fees and telecommunications taxes	(774)	(2,678)	(1,629)	(6,815)
Total costs used in the calculation of CCU	$419,524	$411,888	$831,821	$855,575
Weighted-average number of customers	5,031,930	5,992,047	5,122,768	6,008,737
CCU	$27.79	$22.91	$27.06	$23.73

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (unaudited; in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating income (loss)	$(7,558)	$31,589	$(36,909)	$15,786
Plus depreciation and amortization	150,856	154,483	303,429	301,026
OIBDA	$143,298	$186,072	$266,520	$316,812
Plus (gain) loss on sale, exchange or disposal of assets, net	(1,870)	333	(6,858)	801
Plus impairments and other charges	4,287	—	5,022	—
Plus share-based compensation expense	3,071	4,429	5,185	3,735
Adjusted OIBDA	$148,786	$190,834	$269,869	$321,348

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $913.1 million in unrestricted cash, cash equivalents and short-term investments as of June 30, 2013. We generated $15.0 million of net cash from operating activities during the six months ended June 30, 2013 and expect cash generated from operations to continue to be a significant source of liquidity. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the operating and capital requirements for our current business operations and current investment initiatives.

Our current investment initiatives include the ongoing maintenance, development and enhancement of our network and other business assets, and we continue to enhance our network to allow us to provide customers with high-quality service. To date, we have covered approximately 21 million POPs with next-generation LTE network technology. We recently determined to focus our capital spending on enhancing 3G and LTE network coverage and capacity in existing markets rather than deploying LTE in new markets.

We intend to be disciplined as we consider investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications services. Total capital expenditures for 2013 are expected to be between $150 million and $200 million. For additional information regarding our projected capital expenditures for the next several years, see the discussion below under "— Capital Expenditures, Significant Acquisitions and Other Transactions."

In recent years, we have entered into agreements with significant purchase commitments, including an agreement with Apple to purchase an estimated $800 million of iPhone devices between June 2012 and June 2015 and an agreement with Sprint to purchase a minimum of $205 million of services between 2013 and 2015. Additional information regarding our purchase agreements with Apple and Sprint and other significant contracts and commitments we have entered into is set forth below under "— Capital Expenditures, Significant Acquisitions and Other Transactions."

We determine our future capital and operating requirements and liquidity based upon our current and projected financial and operating performance, the scope of our investment initiatives and the extent of our contractual commitments. There are a number of risks and uncertainties (including those set forth in "Part II - Item 1A. Risk Factors" of this report) that could cause our financial and operating results and capital or liquidity requirements to differ materially from our projections. If our future financial and operating performance is materially less favorable than our current projections, or if our capital requirements materially increase, we will likely be required to generate additional capital resources. In such an event, we would seek to increase our liquidity through a number of actions, including selling assets, including spectrum not currently utilized in our business operations or other business assets; delaying or reducing operating and capital expenditures; or pursuing other capital or credit markets activities. However, our ability to undertake these transactions or initiatives may be restricted by the terms of the Merger Agreement unless consented to by AT&T.

We had $3,638.2 million in senior indebtedness outstanding as of June 30, 2013, which was comprised of $248 million in aggregate principal amount of 4.50% convertible senior notes due 2014, $1,600 million in aggregate principal amount of 7.75% senior notes due 2020, $398 million in aggregate principal amount of term loan borrowings outstanding under our Credit Agreement that mature in 2019 and $1,425 million in aggregate principal amount of term loan borrowings outstanding under our Credit Agreement that mature in 2020. We may from time to time seek to purchase outstanding 4.50% convertible senior notes due 2014 through open-market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on the consent of AT&T, prevailing market conditions, our liquidity requirements and other factors.

Although our significant outstanding indebtedness results in risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under our Credit Agreement and the indenture governing Cricket's senior notes. In addition, because borrowings under our Credit Agreement bear interest at a floating rate, we review changes and trends in interest rates to evaluate possible hedging activities we could implement, to the extent permitted by the Merger Agreement. As a result of the actions described above, and our expected cash generated from operations and other sources of liquidity, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $35.6 million, or 70.3%, for the six months ended June 30, 2013 compared to the corresponding period of the prior year. This decrease was primarily attributable to the increase in our operating loss and changes in working capital.

Investing Activities

Net cash used in investing activities was $202.5 million during the six months ended June 30, 2013, which included the effects of the following transactions:

•	We purchased $48.9 million of property and equipment for the ongoing maintenance, development and enhancement of our network and other business assets.

•	We made investment purchases of $334.9 million, offset by sales or maturities of investments of $186.1 million.

Financing Activities

Net cash provided by financing activities was $277.0 million for the six months ended June 30, 2013, which included the effects of the following transactions:

•
We borrowed $1,425 million in aggregate principal amount of senior secured C term loans under our Credit Agreement, which resulted in net proceeds of $1,414 million. The net proceeds were partially offset by the payments to redeem all of our $1,100 million in aggregate principal amount of outstanding Secured Notes and to repurchase $1.8 million of outstanding 4.5% convertible senior notes due 2014.

•	We made $14.9 million in distributions and loans to our joint venture partners.

•	We repaid $2.0 million of the senior secured B term loans under our Credit Agreement.

•	We made $3.5 million of capital lease payments.
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

On March 8, 2013, Cricket amended the Credit Agreement to provide for an incremental $1,425 million senior secured C term loan facility, which was fully drawn on April 15, 2013 and matures in March 2020. C term loan borrowings under the Credit Agreement must be repaid in 26 quarterly installments of $3.6 million each, commencing on September 30, 2013, followed by a final installment of $1,332.4 million at maturity. Approximately $1,185 million of the net proceeds from the C term loan facility were used to fund the redemption of all of the Secured Notes (including accrued interest), as more fully described below. Remaining net proceeds may be used for general corporate purposes.

As of June 30, 2013, we had $1,823 million in outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate, or LIBOR, plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At June 30, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.8%.

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

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which is defined to include the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing our senior notes and convertible notes. The change in control resulting from the Merger would not constitute a "change of control" as defined in the Credit Agreement.

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On April 15, 2013, in connection with Cricket's borrowing of C term loans under the Credit Agreement, Cricket issued a notice of redemption to redeem all of the Secured Notes in accordance with the optional redemption provisions governing the notes at a redemption price of 103.875% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date of May 15, 2013. Also on April 15, 2013, Cricket deposited approximately $1,185 million with the trustee for the Secured Notes to fund the redemption price (including accrued interest) and the indenture governing the Secured Notes was satisfied and discharged in accordance with its terms. As a result of this redemption, we recognized a loss on extinguishment of debt of $72.8 million during the three months ended June 30, 2013, which was comprised of $42.6 million in redemption premium, $22.0 million in unamortized debt discount and $8.2 million in unamortized debt issuance costs.

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

Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the "base conversion rate"), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment. As set forth in the indenture governing the notes, following the consummation of the Merger, holders would receive cash and CVRs upon conversion in lieu of shares of Leap common stock.

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap's capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap's capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap's board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option. The Merger, if consummated, would trigger the right of holders of Leap's 4.50% convertible senior notes due 2014 to require Leap to repurchase holders' notes at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

On March 26, 2013, Leap launched a tender offer to purchase, for cash, any and all of its $250 million of 4.50% convertible senior notes due 2014 at a purchase price of $1,005 per $1,000 principal amount of notes tendered plus accrued interest. On April 23, 2013, we purchased $1.8 million in aggregate principal amount of unsecured convertible senior notes due 2014 pursuant to the tender offer, which resulted in a loss on extinguishment of debt of $0.2 million. We may from time to time seek to purchase outstanding 4.50% convertible senior notes due 2014 through open-market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on the consent of AT&T, prevailing market conditions, our liquidity requirements and other factors.

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds we received in connection with the issuance of the additional notes was recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At June 30, 2013, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.86% and 7.80%, respectively, both of which include the effect of the discount accretion.

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

If a "change of control" occurs (which is defined to include the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date. The change in control resulting from the Merger would not constitute a "change of control" as defined in the indenture governing the notes.

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

Fair Value of Financial Instruments and Non-Financial Assets

As more fully described in Note 5 to our condensed consolidated financial statements included in "Part I — Item 1. Financial Statements" of this report, we apply the authoritative guidance for fair value measurements to our assets and liabilities. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of June 30, 2013 and December 31, 2012, none of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the six months ended June 30, 2013, we incurred $48.9 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance, development and enhancement of our network and other business assets.

Total capital expenditures for 2013 are expected to be between $150 million and $200 million. These capital expenditures are primarily expected to support the ongoing maintenance, development and enhancement of our network and other business assets.

We are generally targeting annual capital expenditures over the next several years of approximately 10% of annual service revenues to support the ongoing maintenance, development and enhancement of our network and other business assets (including capital expenditures relating to next-generation LTE network technology). The actual amount of capital expenditures we spend in future years for these purposes may vary as a result of numerous factors, including our then-available capital resources and customer usage of our network resources.

We continue to enhance our network to allow us to provide customers with high-quality service. To date, we have covered approximately 21 million POPs with LTE. We recently determined to focus our capital spending on enhancing 3G and LTE network coverage and capacity in existing markets rather than deploying LTE in new markets.

Other Transactions

On June 4, 2013, we entered into a license purchase agreement with Cellular South Licenses, LLC, or Cellular South, to sell our 10 MHz PCS wireless license in Biloxi, Mississippi to Cellular South for $6.0 million. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC. The wireless license to be sold to Cellular South has been classified as held for sale at its carrying value of $1.8 million in the condensed consolidated balance sheet as of June 30, 2013.

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
We purchased approximately one-half of our first-year minimum purchase commitment through June 2013, which purchases were approximately $100 million below our first-year minimum purchase commitment. At our current purchase rate, our iPhone purchases for the second year would be approximately $150 million below our second-year minimum purchase commitment and our purchases for the third year would be approximately $200 million below our third-year minimum purchase commitment. The actual amount of our purchases will depend on the factors described above. However, we believe that we will be able to increase our current iPhone sales rate and purchase and sell the total required number of devices over the three-year period of the commitment and for a subsequent one-year inventory sell-through period. Due to our efforts to expand sales volume for the iPhone, we have not been required to purchase additional handsets to meet our first-year minimum purchase commitment. In addition to the introduction and expansion of device financing programs, we are working with Apple to increase our advertising and promotional programs to increase awareness of our iPhone offering. In addition, if Apple introduces an AWS-compatible version of the iPhone in the future, we will be able to sell the device in additional markets covering approximately 40% of our covered POPs. We may also seek to amend the requirements under, or extend the term of, our purchase commitment, although our current capital and liquidity projections do not assume that such a modification will occur.
Wholesale Agreement

In August 2010, we entered into a wholesale agreement with an affiliate of Sprint which we use to offer Cricket services in nationwide retailers outside of our current network footprint. The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, we pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. We have agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. We entered into an amendment to the wholesale agreement in February 2013 to enable us to purchase 4G LTE services. In addition, under the amendment, we can credit up to $162 million of revenue we provide Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue we provide to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

In addition, in the event we are involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc., or MetroPCS), either we (or our successor in interest) or Sprint may terminate the wholesale agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum purchase commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, being 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015. This termination right would be triggered by the Merger, if consummated.

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

Cricket controls and manages the joint venture under the terms of the amended and restated limited liability company agreement of STX Wireless, or the STX LLC Agreement. Under the STX LLC Agreement, Pocket has the right to put, and we have the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap (including as a result of the consummation of the Merger), Pocket is obligated to sell to us all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, subject to adjustment in certain circumstances. The purchase price is reduced by the total amount of optional cash distributions that have been made to Pocket pursuant to the STX LLC Agreement plus an amount equal to an 8.0% per annum return on each such distribution from the date it was made. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25 million of the purchase price must be paid in cash). We have the right to deduct from or set off against the purchase price any obligations owed to us by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding.

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the six months ended June 30, 2013 and for the year ended December 31, 2012, we recorded a net accretion expense of $5.4 million and a net accretion benefit of $0.7 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $14.6 million and $4.7 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the six months ended June 30, 2013. No tax distributions were made during the six months ended June 30, 2012. We recorded the tax distributions to Pocket as adjustments to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

On July 12, 2012, STX Wireless made an optional pro-rata cash distribution of $50.7 million and $16.2 million to Cricket and Pocket, respectively. On April 26, 2013, STX Wireless made a further optional pro-rata cash distribution of $18.9 million and $6.1 million to Cricket and Pocket, respectively. Under the STX LLC Agreement, optional distributions to Pocket (plus an annual return, as discussed above), reduce the purchase price payable to Pocket in the event of a put, call or mandatory buyout following a change of control of Leap.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of June 30, 2013 and December 31, 2012, Pocket had $12.9 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $58.6 million and $64.5 million as of June 30, 2013 and December 31, 2012, respectively.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our senior and convertible senior notes bear interest at fixed rates and, accordingly, our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Agreement. As of June 30, 2013, we had $1,823 million in principal amount of outstanding borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest at LIBOR plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. Our primary interest rate under the Credit Agreement is LIBOR plus 3.50%. At June 30, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.8%. Assuming the current outstanding balance of $1,823 million in principal amount under the Credit Agreement remained constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, by $18.2 million.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2013, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Merger-Related Litigation

On July 15, 2013, following the announcement of the Merger, a lawsuit was filed in the Delaware Court of Chancery challenging the proposed Merger. The action is captioned Booth Family Trust v. Leap Wireless International, Inc. et al., C.A. No. 8730-VCN. It is a putative class action filed on behalf of purported stockholders of Leap, and names Leap and its directors as defendants. The complaint alleges that the directors of Leap breached their fiduciary duties to Leap stockholders by engaging in a flawed sales process, by agreeing to sell Leap for inadequate consideration and by agreeing to improper deal protection terms in the Merger Agreement. The complaint seeks, among other relief, declaratory and injunctive relief against the Merger and costs and fees.

On July 19, 2013, July 24, 2013 and July 26, 2013, following the announcement of the Merger, lawsuits were filed in the Superior Court of the State of California, County of San Diego challenging the proposed Merger. The action filed on July 19, 2013 is captioned John Kim v. Leap Wireless International, Inc. et al., Case No. 37-2013-00058491-CU-BT-CTL and the actions filed on July 24, 2013 are captioned Wesley Decker v. Leap Wireless International, Inc. et al, Case No. 37-2013-00059095-CU-SL-CTL and Roxane Andrews v. Leap Wireless International, Inc. et al, Case No. 37-2013-00059141-CU-BT-CTL. The action filed on July 26, 2013 is captioned Joseph Marino v. Leap Wireless International Inc. et al, Case No. 37-2013-00059565-CU-BT-CTL. Each lawsuit is a putative class action filed on behalf of purported stockholders of Leap and names Leap, its directors as well as AT&T and Merger Sub as defendants. The complaints allege that Leap and its directors breached their fiduciary duties to Leap stockholders, and that AT&T and Merger Sub aided and abetted such breaches, by agreeing to improper deal protection terms in the Merger Agreement. The Decker, Andrews and Marino complaints further allege that Leap and its directors breached their fiduciary duties, and that AT&T and Merger Sub aided and abetted such breaches, by engaging in a flawed sales process and by agreeing to sell Leap for inadequate consideration. The Kim complaint seeks, among other relief, declaratory and injunctive relief against the Merger, imposition of a constructive trust and costs and fees. The Decker, Andrews and Marino complaints seek, among other relief, declaratory and injunctive relief against the Merger and costs and fees.

The outcome of these lawsuits is uncertain. An adverse monetary judgment could have a material adverse effect on the operations and liquidity of Leap, a preliminary injunction could delay or jeopardize the completion of the Merger and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. Leap believes these lawsuits are meritless.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described under "Part I - Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 25, 2013, as amended and supplemented by the Risk Factors described under "Part II - Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 2, 2013, other than:

•
Changes to the risk factors below entitled "Our Strategic Plans Require that We Retain and Grow Our Current Customer Base; Our Failure to Do So Would Negatively Affect Our Business Plans and Financial Outlook" and "We Face Significant

Competition, Which Could Have a Material Adverse Effect on Demand for Cricket Service," which have been updated to reflect additional competitive pressures we may face;

•
Changes to the risk factor below entitled "The Wireless Industry Is Experiencing Rapid Technological Change; Offering LTE Services Will Require Us to Make Significant Capital Investments and/or Enter Into Partnerships or Joint Ventures with Others," which has been updated to reflect the continued evolution of the wireless industry and changes to the competitive landscape; and

•
The addition of the risk factors in the section entitled "Risks Related to the Merger" and changes to the risk factor below entitled "Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs, and Our Ownership Is Highly Concentrated. Sales of a Significant Number of Shares by Large Stockholders May Adversely Affect the Market Price of Leap Common Stock" which have been added and updated to address risks related to Leap's entry into the Merger Agreement and the proposed Merger transaction.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $156.4 million and $266.0 million for the three and six months ended June 30, 2013, respectively, and net losses of $187.3 million, $317.7 million, and $785.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful enhancement of our distribution channels, and on customer acceptance of our Cricket product and service offerings. If we fail to attract and retain additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

Our Strategic Plans Require that We Retain and Grow Our Current Customer Base; Our Failure to Do So Would Negatively Affect Our Business Plans and Financial Outlook.

We have experienced a 22% reduction in the total number of our customers between March 31, 2012 and June 30, 2013. In addition, our growth has varied substantially in the past. We believe that our recent customer losses and the uneven growth we have experienced generally reflect increased and intensified competition in the wireless telecommunications market, increasing customer demand for the high data throughput speeds available on 4G LTE networks, promotional activity, seasonal trends in customer activity and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. Our ability to grow our customer base and to achieve increased customer penetration levels in our markets is subject to a number of risks, including, among other things, increased competition, our inability to manage or increase our network capacity or service offerings to meet increasing customer demand, the LTE technology deployment alternatives available to us, the defection of third-party dealers and distributors to competitors, promotional or retention activities that do not perform as expected, device quality, availability and selection issues, inventory shortages, device pricing, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully enhance our distribution channels, billing or other system or service disruptions, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. Our strategic plans depend heavily upon the efforts of our authorized dealers, distributors and national retail partners, which together constitute the significant majority of our sales and distribution presence. If we are unable to offer customers compelling products and services, we could lose distribution partners. If we continue to lose customers or are unable to attract and retain a growing customer base, that failure could have a material adverse effect on our business, financial condition and results of operations.

The Operation of Our Business Requires a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control.

Our business requires that we generate a significant amount of cash flow from operations to fund ongoing liquidity requirements, including payments on our indebtedness. Our ability to generate cash flow from operations is subject to our operational performance and to general competitive, economic, financial, legislative, regulatory and other factors that are beyond our control. Our service revenues have declined in recent quarters, primarily due to our net customer losses. We cannot assure you that our business will generate sufficient cash flow from operations to fund our ongoing liquidity needs. If cash flow from operations is insufficient, we may be required to take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our indebtedness prior to maturity, reducing operating expenses, selling assets or seeking additional capital. Any or all of these actions may be insufficient to allow us to fund our liquidity needs. Further, we may be unable to take any of these actions on commercially reasonable terms or at all. In addition, our ability to undertake these actions may be restricted by the terms of the Merger Agreement unless consented to by AT&T.

We Face Significant Competition, Which Could Have a Material Adverse Effect on Demand for Cricket Service.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, VoIP service providers, traditional landline service providers, cable companies and mobile satellite service providers. In addition, we may face additional competition from new entrants in the wireless marketplace. Competition in the wireless industry has increased and intensified in recent quarters, particularly from carriers with robust nationwide networks and significantly greater deployment of 4G LTE technology.

Many of our competitors have greater advantages of scale, larger spectrum holdings, larger network footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources, greater name and brand recognition and established relationships with a larger base of current and potential customers. Many of our competitors also offer LTE services over a significantly larger geographic area than we do, enabling them to better meet increasing customer demand for higher data throughput speeds to support mobile applications and mobile broadband use. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide; to offer the latest and most popular devices through exclusive vendor arrangements; to offer lower out-the-door pricing for smartphone devices by locking customers into two-year contracts; to market to broader customer segments and offer service over larger geographic areas than we can; to offer bundled service offerings that include landline phone, television and internet services that we are not able to duplicate; to better attract and retain third-party dealers and distributors; and to purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, any restriction on our ability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, further industry consolidation may result in vendors and suppliers devoting an increasing percentage of their time and resources to assisting larger wireless companies or terminating relationships with us. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services. These competitive pressures have continued to increase and intensify with recent market consolidation and other strategic transactions, including Verizon Wireless' acquisition of significant amounts of spectrum from SpectrumCo in August 2012, the merger of T-Mobile and MetroPCS in April 2013 and the acquisition by Softbank of an approximately 70% ownership position in Sprint in July 2013. In particular, we expect to face new or increased competition from the nationwide expansion of the MetroPCS prepaid brand utilizing the T-Mobile 4G LTE network.

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

The evolving competitive landscape negatively impacted our financial and operating results in recent years and we experienced a 22% reduction in the total number of our customers between March 31, 2012 and June 30, 2013. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors, to provide LTE-based services and meet increasing customer demand for high data throughput speeds, and to keep our costs low. The extent to which these initiatives will positively impact our future financial and operational results will depend upon our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings and our ability to retain and expand our customer base. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

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

Many of our facilities-based competitors have deployed next-generation Long Term Evolution network technology, commonly referred to as LTE, across a substantial portion of their network footprint and have the spectrum depth to be able to provide faster data throughput speeds on their LTE networks than we can. To date, we have covered approximately 21 million POPs in our network footprint with LTE technology. We recently determined to focus our capital spending on enhancing 3G and LTE network coverage and capacity in existing markets rather than deploying LTE in new markets. If we are unable to offer our customers cost-effective LTE services to meet increasing customer demand for higher data throughput speeds to support mobile applications and mobile broadband use, such failure would have a material adverse effect on our competitive position and our business, financial condition and results of operations. In addition, the pace and scope at which we offer LTE services could impact us in a number of ways. If we are unable to offer customers LTE services to the extent provided by other wireless carriers, we may have difficulty attracting and retaining customers for our wireless products and services, providing customers with attractive handset offerings and procuring cost-effective vendor support for our network infrastructure.

Deployment of LTE through facilities-based coverage requires significant capital investment. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. In addition, we may have unanticipated or unforeseen costs in connection with the deployment of LTE and the maintenance of our network. If we decide to pursue further facilities-based coverage, we expect that we would likely be required over time to acquire or access additional spectrum or take other actions to enable us to provide LTE at service levels that would meet future customer expectations. We currently own an average of 23 MHz of spectrum capacity in the markets we operate, which generally includes an initial spectrum reserve that we could use to deploy LTE. The national wireless carriers against which we compete generally have greater spectrum capacity than we do in the markets in which we would launch LTE. Because the efficiency of an LTE network and the peak speeds that it can deliver depend upon the amount of contiguous spectrum that is available, competitors who have access to more spectrum than we do are likely to offer faster speeds for their next-generation services and operate those networks more efficiently than we could. As a result, we may be required to take various actions to meet consumer demand, including acquiring additional spectrum, entering into third-party wholesale or roaming arrangements, leasing additional cell sites, spending additional capital to deploy equipment or other actions. We cannot assure you that we would be able to take any of these actions at reasonable costs, on a timely basis or at all.

We recently entered into a nationwide roaming agreement for LTE services. In addition, we amended our wholesale agreement to enable us to purchase LTE services. We cannot guarantee that we will be able to maintain or renew these arrangements or enter into additional agreements on a cost-effective basis. There are also risks that other wireless carriers on whose networks our customers roam may change their technology to other technologies or pursue standards that are incompatible with ours. If these risks materialize, our business, financial condition or results of operations could be materially adversely affected.

In June 2013, T-Mobile announced that the migration of legacy MetroPCS customers onto its HSPA+ and LTE network was ahead of schedule and that T-Mobile expects to complete migration by the end of 2015. The shutdown of the legacy MetroPCS CDMA network is likely to result in Leap being the sole U.S. carrier operating a CDMA network on AWS frequencies. As a result, we anticipate that demand for CDMA-AWS handsets will decrease in the future and, as a result, that the selection of such handsets will diminish and prices will increase. There can be no assurance that we will continue to be able to cost-effectively procure AWS-compatible devices in the future.

We cannot predict which of the many possible future technologies, standards, products or services will be important to maintain our competitive position. The evolutionary path that we may select may not be demanded by customers or provide the advantages that we expect. If such services are not broadly adopted within the industry or commercially accepted by our customers, our revenues and competitive position could be materially and adversely affected. In addition, the cost of implementing or competing against alternative or future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

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
We purchased approximately one-half of our first-year minimum purchase commitment through June 2013, which purchases were approximately $100 million below our first-year minimum purchase commitment. At our current purchase rate, our iPhone purchases for the second year would be approximately $150 million below our second-year minimum purchase commitment and our purchases for the third year would be approximately $200 million below our third-year minimum purchase commitment. Due to our efforts to expand sales volume for the iPhone, we have not been required to purchase additional handsets to meet our first-year minimum purchase commitment. If we were required to meet the annual minimum commitment in any year of the contract term and we were unable to sell such additional devices at the rates and prices we project, such shortfall could have a material adverse impact on our business, results of operations and financial condition.

Wholesale Agreement

In August 2010, we entered into a wholesale agreement with an affiliate of Sprint which we use to offer Cricket services in nationwide retailers outside of our current network footprint. We have agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement, with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. We entered into an amendment to the wholesale agreement in February 2013 to enable us to purchase 4G LTE services. In addition, under the amendment, we can credit up to $162 million of revenue we provide Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue we provide to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent the revenues we provide Sprint were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

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

We have now and will continue to have a significant amount of indebtedness. As of June 30, 2013, our total outstanding principal amount of indebtedness was $3,671.2 million, including $1,823.0 million in aggregate principal amount of outstanding borrowings under the Credit Agreement, $248.2 million in aggregate principal amount of 4.50% convertible senior notes due 2014 and $1,600.0 million in aggregate principal amount of 7.75% senior notes due 2020.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates, as the borrowings under our Credit Agreement bear interest at a variable rate; and

•	place us at a disadvantage compared to our competitors that have less indebtedness.

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

We may incur additional indebtedness in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives, which could consist of debt financing from the public and/or private credit or capital markets. However, our ability to undertake these transactions may be restricted by the terms of the Merger Agreement unless consented to by AT&T. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. In addition, depending on the timing and extent of any additional indebtedness that we could incur and our then-current consolidated leverage ratio, such additional amounts could potentially result in the issuance of adverse credit ratings affecting us and/or our outstanding indebtedness. Any future adverse credit ratings could make it more difficult or expensive for us to borrow in the future and could affect the trading prices of our senior notes, our convertible senior notes and our common stock.

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

Our Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. In addition, under the indentures governing our senior notes and convertible senior notes, if certain "change of control" events occur, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. The change in control resulting from the Merger would not constitute a "change of control" under our Credit Agreement or the indenture governing the notes. However, the Merger, if consummated, would trigger the right of holders of Leap's 4.50% convertible senior notes due 2014 to require Leap to repurchase holders' notes at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

We May Be Unable to Obtain or Maintain the Roaming and Wholesale Services We Need From Other Carriers to Remain Competitive.

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming and wholesale services to us. We currently rely on roaming agreements with one key carrier for our voice roaming and 3G and 4G data roaming services. We have also entered into a wholesale agreement, which we use to offer Cricket services in nationwide retailers outside of our current network footprint, and we recently amended that agreement to enable us to purchase 4G LTE services. Most of our roaming agreements cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some carriers are higher than the rates they charge to certain other roaming partners.

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

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

We expect that we will need to acquire or access additional spectrum in the future to satisfy increasing demand for data and mobile broadband services, to maintain an acceptable grade of service and to provide or support new services or technologies to meet increasing customer demands. We cannot assure you that additional spectrum will become available at auction or in the after-market at a reasonable cost, or at all. Furthermore, even if it were to become available, we may not have sufficient capital resources or sufficient capacity under our existing debt instruments to acquire additional spectrum that we may require to meet customer demands and remain competitive. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, which may make it less attractive or uneconomical for us. If we are unable to acquire or obtain access to additional spectrum in the future to meet customer demands, such inability may materially and adversely affect our competitive position and our business, financial condition and results of operations.

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

We participate in the federal government's Lifeline program, which provides support from the USF to subsidize discounted telecommunications services for qualified low-income consumers. In order to participate in the Lifeline program in any given state, a carrier must be designated as an eligible telecommunications carrier, or ETC, in that state. As of June 30, 2013, Cricket had been designated as an ETC in 28 states and the District of Columbia. In January 2012, the FCC adopted an order regarding the Lifeline program, the stated purpose of which is to streamline the administration of the program and to implement measures to curb perceived waste, fraud and abuse in the program. In addition, various states are considering or enacting rules with similar stated purposes as the FCC order. In connection with the FCC's order, among other things, we are required to have our Lifeline customers re-certify on an annual basis their eligibility to participate in the program. These requirements could result in the loss of Lifeline customers and associated funding from the USF if these customers fail to meet the FCC's eligibility standards or fail to respond to requests to re-certify their eligibility. Further, the FCC is developing a National Lifeline Accountability Database, the primary purpose of which will be to validate the identity of Lifeline customers and prevent Lifeline support from being provided to more than one eligible recipient per household in accordance with FCC regulations. While the timing of the deployment of the database is uncertain, its implementation and use could reduce the number of customers we could enroll in our Lifeline programs and thus reduce the amount of Lifeline funding we receive. In addition, the FCC could pursue enforcement action against us and impose monetary penalties if it were to conclude that we violated any of the Lifeline rules. In addition, future action by Congress, the FCC, or the states in which we have been designated as an ETC could reduce or eliminate the amount of Lifeline funding we receive for providing wireless service to certain qualifying low income customers, which could result in the loss of subscribers and the associated service revenue.

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

Our recently-purchased 700 MHz A block license in Chicago is subject to a December 13, 2013 interim construction deadline. While we have been engaged in the first stages of development of this license to supplement our existing wireless capacity in this market, we must coordinate with the incumbent broadcaster on DTV Channel 51 in order to commence operations, and we may be delayed in our ultimate ability to realize the value of the CVRs for Leap stockholders or, if the Merger is not consummated, to construct facilities and operate on this spectrum. We have sought relief from the FCC from the interim construction benchmark, but there can be no assurance that relief will be granted on the terms we have requested or at all. In addition, we expect to ask the FCC for relief from DTV interference protection requirements. Furthermore, the 700 MHz license also faces certain interoperability constraints. As an “A-block” spectrum license, the license operates on frequency “Band 12,” which is a band not as widely used by other wireless communications carriers due to the interference mentioned above. Since wireless handsets must be manufactured to operate on a particular spectrum band, this results in fewer handsets being manufactured for Band 12, making it more difficult for holders of A-block licenses to achieve economies of scale when purchasing handsets. The failure to obtain any of these types of relief from the FCC or to resolve interference and interoperability issues could delay or impede the realization of value of the CVRs for Leap stockholders or, if the Merger is not consummated, our ability to expand our service capacity in the Chicago market.

Wireless Licenses Comprise a Significant Portion of our Assets; Future Declines in the Fair Value of Our Licenses Could Result in Impairment Charges.
As of June 30, 2013, the carrying value of our wireless licenses was approximately $2.1 billion. These assets by their nature, however, may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses. In addition, the amount that we could realize upon any sale of our wireless licenses could materially differ from their carrying value. Valuation swings could occur for a variety of reasons relating to supply and demand, including consolidation in the wireless industry that allows or requires carriers to sell significant portions of their spectrum holdings, a sudden, large sale of spectrum by one or more carriers, or a decline in market prices as a result of the sale prices in FCC auctions.
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

If We Experience High Rates of Credit Card, Subscription or Dealer Fraud, Our Ability to Generate Cash Flow Will Decrease.

Our operating costs could increase substantially as a result of fraud, including customer credit card, subscription or dealer fraud. We have implemented a number of strategies and processes to detect and prevent efforts to defraud us, and we believe that our efforts have substantially reduced the types of fraud we have identified. However, we continue to identify instances of fraud and undertake measures to address and prevent the reoccurrence of the fraudulent activities we identify. If our strategies are not successful in detecting and controlling fraud, the resulting loss of revenue or increased expenses could have a material adverse impact on our financial condition and results of operations.

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

Our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. In February 2012, we hired Robert A. Strickland as our chief technical officer. In May 2012, we hired Jerry V. Elliott as our CFO and in November 2012 appointed him as president and chief operating officer. In November 2012, we hired R. Perley McBride as our CFO. In May 2013, we hired Julie Dexter-Berg as our chief marketing officer.

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

We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Subject to certain requirements, we may "carry forward" our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. During the year ended December 31, 2012, $37.2 million of our state NOLs expired. At June 30, 2013, we had federal and state NOLs of approximately $2.9 billion and $2.2 billion, respectively (which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.1 billion, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period along with any impacts resulting from the Merger and, as such, there is no assurance we will be able to realize such tax savings.

Our ability to utilize NOLs could be further limited if we were to experience an "ownership change," as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more "5% stockholders" within a three-year period, which would include the ownership change that would result from the Merger. The occurrence of such a change in our ownership would generally limit the amount of NOL carryforwards we could utilize in a given year to the aggregate fair market value of Leap common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

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

On August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan was approved by our stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the number of shares of Leap common stock outstanding at any particular time for purposes of the Tax Benefit Preservation Plan is determined in accordance with Section 382, it may differ from the number of shares that we report as outstanding in our SEC filings. On July 12, 2013, Leap entered into an amendment to the Tax Benefit Preservation Plan to provide that neither the approval, execution or delivery of the Merger Agreement, the voting agreement or any amendments thereof or agreements in connection therewith, nor the consummation of transactions or entry into any agreements contemplated thereby, including the Merger, will (i) cause the rights under the Tax Benefit Preservation Plan to become exercisable or entitle a holder of the rights to exercise such rights, (ii) cause AT&T or MHR or any of their affiliates or associates to become an "Acquiring Person" under the terms of the Tax Benefit Preservation Plan, or (iii) give rise to a Distribution Date or a Stock Acquisition Date

(as such terms are defined in the Tax Benefit Preservation Plan). Other than as described above, the Tax Benefit Preservation Plan remains in effect and continues to apply to acquisitions of Leap common stock.

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

Although we believe we took appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future or that no material weakness will result from any difficulties, errors, delays or disruptions while we implement and transition to significant new internal systems, including as a result of prior transitions we made to our customer billing system, inventory management system and point-of-sale system. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Risks Related to the Merger

Failure to Consummate the Merger, or a Delay in Consummating the Merger, Could Negatively Impact the Market Price of Leap Common Stock and Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations.

Consummation of the Merger is subject to various customary conditions, including, among others, the adoption of the Merger Agreement by the requisite vote of Leap's stockholders; expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; approval of the transaction by the FCC; and approval of the transaction by applicable state public utility commissions. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger, provided that AT&T will not be obligated to agree to divestitures or other restrictions that would have any effect on AT&T or to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on Leap and its subsidiaries, taken as a whole. It is a condition to AT&T's obligation to consummate the Merger that the FCC approval has been obtained by final order and that other regulatory approvals have been obtained, in each case without the imposition of an adverse regulatory condition.

If the Merger is not consummated, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of Leap common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by a delay in receipt of necessary governmental approvals or by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may also be materially adversely affected. Additionally, if the Merger Agreement is terminated, under certain circumstances we may be required to pay AT&T a termination fee of either $46.3 million or $71.2 million. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on our ability to make significant changes to our ongoing business during the pendency of the Merger, could have a material adverse effect on our business, financial condition and results of operations.

We Are Subject to Various Uncertainties and Contractual Restrictions While the Merger Is Pending That Could Disrupt the Conduct of Our Business and Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations.

Uncertainty about the effect of the Merger on employees, customers, suppliers, vendors, distributors, dealers, retailers and content and application providers may have a material adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel, distributors, dealers and retailers pending the consummation of the Merger, as such personnel, distributors, dealers and retailers may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers, suppliers, vendors, distributors, dealers, retailers, content and application providers and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

We have a small number of key personnel. The pursuit of the Merger and the preparation for the integration may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Merger Agreement restricts us from taking certain actions without AT&T's consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, including spectrum not currently utilized in our business operations or other business assets, incurring indebtedness, engaging in significant capital expenditures in excess of our capital budget, entering into other transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

The Consideration to be Paid in the Merger is Fixed and Will Not Be Adjusted for Changes in Our Business, Assets, Liabilities, Prospects, Outlook, Financial Condition or Results of Operations, or in the Event of any Change in Our Stock Price. The Value of the CVRs May Depend on the Resolution of Interference and Interoperability Issues, Relief from Interim Construction Benchmarks and the Sale of Our Chicago Spectrum, and We Make No Assurance as to the Value, if Any, That May Be Realized from the CVRs.

The Merger Consideration is fixed in the Merger Agreement and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, Leap common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Merger, there would be no adjustment to the amount of the Merger Consideration.

The amount of cash, if any, realized with respect to the CVR portion of the Merger Consideration and the timing of any payments made to Leap stockholders with respect to CVRs may be dependent on our ability and the ability of the stockholder representative to resolve interference and interoperability issues with respect to our 700 MHz A block license in Chicago, obtain relief from the FCC from the interim construction benchmark applicable to such license and effect a sale of such license. There is no guarantee that any such interference or interoperability issues can be resolved, any such relief will be obtained or any such sale will occur or be effected at a value sufficient to generate a payment to CVR holders, or at all, and accordingly, Leap stockholders may not realize any proceeds from the CVR portion of the Merger Consideration.

Risks Related to Ownership of Leap Common Stock

Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.

The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of Leap common stock has been, and is likely to continue to be, subject to wide fluctuations. Factors affecting the trading price of Leap common stock may include, among other things:

•
expectations regarding the timing and likelihood of the consummation of the Merger, including any delays in obtaining regulatory and other required approvals, or any termination of the Merger Agreement;

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

•	the commencement of or significant developments with respect to intellectual property or other litigation (including litigation relating to the Merger);

•	announcements of and bidding in auctions for new spectrum;

•	recruitment or departure of key personnel;

•
changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow Leap common stock, or changes in our credit ratings or those of our competitors;

•	changes in the levels of our indebtedness;

•	any default under our Credit Agreement or any of the indentures governing our senior notes or convertible senior notes because of a covenant breach or otherwise;

•	announcements, rumors or speculation in the marketplace regarding acquisitions or consolidation in our industry, including regarding the Merger and other transactions involving Leap; and

•	market conditions in our industry and the economy as a whole.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 30% of Leap common stock as of July 22, 2013. Moreover, our five largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 61% of Leap common stock as of July 22, 2013. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Concurrent with the execution of the Merger Agreement, MHR, which collectively owned approximately 29.9% of the outstanding shares of Leap common stock as of July 22, 2013, entered into a voting agreement with AT&T and Leap, pursuant to which MHR has agreed to vote its shares in favor of adoption of the Merger Agreement and against any competing acquisition proposals, subject to the limitations set forth in the voting agreement. MHR's obligations under the voting agreement will terminate upon (i) the termination of the Merger Agreement in accordance with its terms and (ii) certain material amendments to the Merger Agreement. Unless so terminated, this voting agreement is binding on MHR, even if Leap's board of directors changes its recommendation to Leap stockholders with respect to the approval of the Merger.

Our resale shelf registration statement registers for resale 23,533,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 30% of Leap's outstanding common stock as of July 22, 2013. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

We Could Elect to Raise Additional Equity Capital, Which Could Dilute Existing Stockholders.

During the second quarter of 2009 we sold 7,000,000 shares of Leap common stock in an underwritten public offering. We could raise additional capital in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives. Any additional capital we could raise could be significant and could consist of debt, convertible debt or equity financing from the public and/or private credit or capital markets. However, our ability to undertake these transactions may be restricted by the terms of the Merger Agreement unless consented to by AT&T. To the extent that we were to elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and could be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap common stock and impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect the Market Price of Leap Common Stock.

As of July 22, 2013, 79,192,131 shares of Leap common stock were issued and outstanding, and 6,132,329 additional shares of Leap common stock were reserved for issuance, including 4,478,431 shares reserved for issuance upon the exercise of outstanding stock options and deferred stock units under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 482,098 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 678,937 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 169,711 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 323,152 shares available for future issuance under our Amended and Restated Employee Stock Purchase Plan.

Leap has also reserved up to 4,761,000 shares of its common stock for issuance upon conversion of its $248.2 million in aggregate principal amount of 4.50% convertible senior notes due 2014. Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the "base conversion rate"), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment. At an applicable stock price of approximately $93.21 per share, the number of shares of common stock issuable upon full conversion of the convertible senior notes would be 2,682,250 shares. Upon the occurrence of a "make-whole fundamental change" of Leap under the indenture, under certain circumstances the maximum number of shares of common stock issuable upon full conversion of the convertible senior notes would be 4,761,000 shares. However, following consummation of the Merger, holders would receive cash and CVRs upon conversion in lieu of shares of Leap common stock as set forth in the indenture governing the notes.

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

On August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan as a measure intended to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 of the Internal Revenue Code and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan was approved by our stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the Tax Benefit Preservation Plan may restrict a stockholder's ability to acquire Leap common stock, it could discourage a tender offer for Leap common stock or make it more difficult for a third party to acquire a controlling position in our stock without our approval, and the liquidity and market value of Leap common stock may be adversely affected while the Tax Benefit Preservation Plan is in effect. On July 12, 2013, Leap entered into an amendment to the Tax Benefit Preservation Plan to provide that neither the approval, execution or delivery of the Merger Agreement, the voting agreement or any amendments thereof or agreements in connection therewith, nor the consummation of transactions or entry into any agreements contemplated thereby, including the Merger, will (i) cause the rights under the Tax Benefit Preservation Plan to become exercisable or entitle a holder of the rights to exercise such rights, (ii) cause AT&T or MHR or any of their affiliates or associates to become an "Acquiring Person" under the terms of the Tax Benefit Preservation Plan, or (iii) give rise to a Distribution Date or a Stock Acquisition Date (as such terms are defined in the Tax Benefit Preservation Plan. Other than as described above, the Tax Benefit Preservation Plan remains in effect and continues to apply to acquisitions of Leap common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Index to Exhibits:

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of July 12, 2013, by and among Leap Wireless International, Inc., AT&T Inc., Laser Inc. and Mariner Acquisition Sub Inc. (incorporated by reference to Exhibit 2.1 to Leap's Current Report on Form 8-K filed on July 15, 2013).

4.1
First Amendment to the Tax Benefit Preservation Plan, dated as of July 12 between Leap Wireless International, Inc. and Computershare Inc., successor-in-interest to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.1 to Leap's Current Report on Form 8-K filed on July 15, 2013).

10.1*†	Sixth Amendment, effective June 28, 2013, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.

10.2*#	Form of Amendment to Severance Benefits Agreement (for Chief Accounting Officer and Senior Vice Presidents).

10.3*#	Form of Amendment to Severance Benefits Agreements with William D. Ingram and Robert J. Irving, Jr.

10.4*#	Revised Form of Severance Benefits Agreement (for executive officers).

10.5*#	Revised Form of Severance Benefits Agreement (for Chief Accounting Officer and Senior Vice Presidents).

10.6*#	Employment Offer Letter, dated May 8, 2013, between Cricket Communications, Inc. and Julie Dexter-Berg.

10.7*#	Form of 2013 Performance-Based Deferred Stock Unit Grant Notice and Deferred Stock Unit Award Agreement.

10.8
Voting Agreement between AT&T Inc., Leap Wireless International, Inc. and certain stockholders of Leap dated July 12, 2013 (incorporated by reference to Exhibit A to Exhibit 2.1 to Leap's Current Report on Form 8-K filed on July 15, 2013).

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

LEAP WIRELESS INTERNATIONAL, INC.

Date:	August 2, 2013	By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
Chief Executive Officer

Date:	August 2, 2013	By:	/s/ R. Perley McBride
R. Perley McBride
Chief Financial Officer