Form 10-K/A
period 2012-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2013-10-28
CIK 1065049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $350,398,812 based on the closing price of Leap common stock on the NASDAQ Global Select Market on June 29, 2012 of $6.43 per share.

The number of shares outstanding of the registrant’s common stock on February 1, 2013 was 79,134,930.

Documents Incorporated by Reference

Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Explanatory Note

Overview

Leap Wireless International, Inc. (the “Company”), is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to restate and amend the Company’s previously issued audited consolidated financial statements and related financial information for the years ended December 31, 2012 and 2011 previously included in its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission on February 25, 2013 (the “Original Filing Date”). This Amendment amends and restates the Company’s consolidated financial statements and related disclosures in “Part II – Item 8. Financial Statements and Supplementary Data” for the years ended December 31, 2012 and 2011, and revises, where necessary, financial and related information for the year ended December 31, 2010, as well as related disclosures in “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II – Item 9A. Controls and Procedures” and “Part IV – Item 15. Exhibits, Financial Statement Schedules.”

Background to the Restatements and Revision

On October 20, 2013, the Audit Committee of the Board of Directors of the Company concluded, in consultation with management and after discussion with the Company’s independent registered public accounting firm (PricewaterhouseCoopers LLP), that, due to a classification error in the Company’s presentation of certain capital expenditures in the consolidated statements of cash flows, related supplementary cash flow disclosures and guarantor footnotes, the consolidated financial statements included in the Original Form 10-K and the unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2013 and 2012, June 30, 2013 and 2012, and September 30, 2012 should no longer be relied upon.

As described further in Note 2 to the Company’s audited consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” of this Amendment, the classification error related to certain purchases of property and equipment that were unpaid at each of the balance sheet dates (but that were scheduled to be settled in cash soon thereafter), which were incorrectly reflected as cash outflows from investing activities and cash inflows from operating activities.

Effects of Restatements

The following table illustrates the impact of the restatements on the consolidated statements of cash flows for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating Activities
Changes in accounts payable and accrued liabilities	$(64,079)	$57,943	$(6,136)	$87,668	$(49,444)	$38,224
Net cash provided by operating activities	182,445	57,943	240,388	387,509	(49,444)	338,065
Investing Activities
Purchases of property and equipment	$(434,395)	$(53,526)	$(487,921)	$(441,656)	$46,313	$(395,343)
Change in prepayments for purchases of property and equipment	(1,940)	(4,417)	(6,357)	(9,944)	3,131	(6,813)
Net cash used in investing activities	(41,479)	(57,943)	(99,422)	(779,975)	49,444	(730,531)

The resulting restatements have no impact on the total end-of-period cash and cash equivalents reported on the consolidated statements of cash flows, on the related consolidated balance sheets, consolidated statements of comprehensive income or consolidated statements of stockholders’ equity, or on adjusted OIBDA (as defined herein) for any of the affected periods. The classification error was identified by management in connection with the preparation of the Company’s third quarter 2013 financial statements.

The Company has amended and restated in its entirety each Item of the Original Form 10-K that required a change to reflect this restatement and revision and to include certain additional information, namely: “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II – Item 8. Financial Statements and Supplementary Data,” “Part II – Item 9A. Controls and Procedures” and “Part IV – Item 15. Exhibits, Financial Statement Schedules.”

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment contains only the items and exhibits to the Original Form 10-K that are being amended and restated, and unaffected items and exhibits are not included herein. Except as stated above, the financial statements and other disclosures in the Original Form 10-K are unchanged. In particular, this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-K was filed or to modify or update disclosures affected by other subsequent events, other than the revision of certain condensed consolidating financial information as disclosed in Note 16 to the Company’s audited consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” of this Amendment. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the Securities and Exchange Commission made subsequent to the Original Filing Date, together with any amendments to those filings.

“Part IV – Item 15. Exhibits, Financial Statement Schedules” of this Amendment has been amended to include currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	our ability to successfully implement product and service plan offerings and execute effectively on our strategic activities;

•	the impact of competitors’ initiatives and our ability to anticipate and respond to such initiatives;

•	changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy and transportation costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	our ability to meet significant purchase commitments under agreements we have entered into;

•	our ability to refinance our indebtedness under, and comply with the covenants in, any credit agreement, indenture or similar instrument governing our existing indebtedness or any future indebtedness;

•	future customer usage of our wireless services, which could exceed our expectations, and our ability to manage or increase network capacity to meet increasing customer demand, in particular demand for data services;

•	our ability to offer customers cost-effective LTE services;

•	our ability to obtain and maintain 3G and 4G roaming and wholesale services from other carriers at cost-effective rates;

•	our ability to acquire or obtain access to additional spectrum in the future at a reasonable cost or on a timely basis;

•	failure of our network or information technology systems to perform according to expectations and risks associated with the ongoing operation and maintenance of those systems, including our customer billing system;

•	our ability to attract, integrate, motivate and retain an experienced workforce, including members of senior management;

•	our ability to maintain effective internal control over financial reporting; and

•	other factors detailed in “Part I - Item 1A. Risk Factors” below.

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

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have caused a number of our competitors (including AT&T, Verizon Wireless, Sprint and T-Mobile) to offer competitively-priced unlimited prepaid and postpaid service offerings. In addition, a number of carriers have begun to offer bundled service offerings comprised of unlimited voice service and fixed amounts of data that customers can share across all of their wireless devices. We also face additional competition in the prepaid segment from Lifeline service offerings, which are available to consumers at reduced costs (and in some cases at no cost) because carriers offering this service receive a subsidy payment from the federal USF program. These Lifeline service offerings are also being provided by new MNVO providers who are utilizing other carriers’ networks.

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

Our obligation to provide the minimum purchase amount for any calendar year is subject to Sprint’s compliance with specified covenants in the wholesale agreement. Based upon a review of information provided by us to Sprint, we informed Sprint that certain of those covenants had not been met in 2012 and that, as a result, we were not subject to the minimum purchase commitment for that year. Sprint disputed that assertion. In February 2013, the parties resolved the matter.

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

Despite Current Indebtedness Levels, We May Incur Additional Indebtedness, Which Could Further Increase the Risks Associated with Our Leverage.

The terms of our Credit Agreement, and the indentures governing Cricket’s secured and unsecured senior notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. The indenture governing Leap’s convertible senior notes does not limit our ability to incur debt.

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

Our Credit Agreement and the indentures governing Cricket’s secured and unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to make distributions or other payments to our investors or subordinated creditors unless we satisfy certain financial tests or other criteria. In addition, our Credit Agreement and indentures include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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

The restrictions in our Credit Agreement and the indentures governing Cricket’s secured and unsecured senior notes could limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar or more onerous restrictions.

Our Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board. In addition, under the indentures governing our secured and unsecured senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of secured or unsecured senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest.

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

Because we offer unlimited voice, data, mobile broadband and music download services for a flat monthly rate, our customers’ average usage of these services per month is significant. We provide these services through our own Cricket network footprint and through roaming and wholesale agreements that we entered into with other carriers.

If customers exceed expected usage for our voice, data, mobile broadband or music download services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage for our services, and we continue to assess and seek to implement technological improvements to increase the efficiency of our wireless spectrum. We currently manage our network and users of our smartphones and Cricket Broadband service by limiting throughput speeds if usage exceeds certain thresholds. However, if future wireless use by Cricket customers increases faster than we anticipate and exceeds the then-available capacity of our network, service quality may suffer. In addition, our roaming or wholesale costs may be higher than we anticipate. Depending on the extent of customers’ future use of our network and the roaming and wholesale services we provide, we may be forced to raise the price or alter the service offerings of our wireless or mobile broadband services, further limit data quantities or speeds, otherwise limit the number of new customers for certain services, acquire additional spectrum or incur substantial additional capital expenditures to enhance network capacity or quality.

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

The FCC has adopted rules requiring commercial mobile radio service providers to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC has also adopted rules generally requiring carriers to offer data roaming services on commercially reasonable terms. These orders, however, do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. In addition, the FCC’s data roaming order is subject to a petition for reconsideration at the FCC. In light of the current FCC rules, orders and proceedings, if we were unexpectedly to lose the benefit of one or more key roaming or wholesale agreements, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and 3G or 4G data roaming services for our customers or may be unable to provide such services on a cost-effective basis. Our inability to obtain new or replacement roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

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

Media reports have suggested that the use of wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Certain class action lawsuits have been filed in the industry claiming damages for alleged health problems arising from the use of wireless handsets. We are currently a defendant in a matter brought by an individual alleging that one of our wireless handsets caused brain cancer. The World Health Organization’s International Agency for Research of Cancer has also stated that exposure to wireless handsets may be carcinogenic. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, anti-lock brakes, hearing aids and other medical devices, and the FCC recently indicated that it plans to gather additional data regarding wireless handset emissions. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated.

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

Our network and information technology (IT) infrastructure and the infrastructure of our vendors (including systems supporting service activation, billing, point of sale, inventory management, customer care and financial reporting) are vulnerable to damage and disruption from technology failures, power surges or outages, system or equipment failures, natural disasters, fires, human error, hacking and cyber attacks, computer viruses, terrorism, intentional wrongdoing and similar events. In particular, cyber attacks on companies have increased in frequency, scope and potential harm in recent years. Any such failure, damage or disruption could affect the quality of our services, cause network service interruptions and result in material remediation costs, litigation, higher churn, reduced revenue, increased costs and lost market share. Unauthorized access to or use of customer or account information, including credit card or other personal data, could also result in harm to our customers and legal actions against us, and could damage our reputation. In addition, earthquakes, floods, hurricanes, fires and other unforeseen natural disasters or events could materially disrupt our business operations or the provision of Cricket service in one or more markets. In the past, our operations in certain markets have been adversely affected by hurricanes and related weather systems. Costs we incur to restore, repair or replace our network or IT infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use and other security breaches, may be substantial and increase our cost of providing service. Any failure in, damage to or disruption of our or our vendors’ network and IT infrastructure could also materially impact our ability to timely and accurately record, process and report information important to our business. While we maintain insurance coverage for some of the above events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. If any of the above events were to occur, we could experience higher churn, reduced revenues, increased costs and reputational harm, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

The DMCA prohibits the circumvention of technological measures or access controls employed by or on behalf of copyright owners to protect their copyrighted works. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt for three-year periods certain circumventing activities that might otherwise be prohibited by the statute. In July 2010, the Copyright Office granted an exemption to the DMCA to allow the circumvention of software locks and other firmware that prohibit a wireless handset from connecting to a wireless network when such circumvention is accomplished for the sole purpose of lawfully connecting the handset to another network. This exemption permitted locked handsets purchased from one wireless carrier to be unlocked and then activated on another carrier’s network. On October 28, 2012, the Copyright Office issued a new exemption under the DMCA, which only permits the circumvention of software locks on handsets purchased before January 26, 2013. In order for locked devices purchased after this date to be connected to another carrier’s network, the customer must obtain the prior carrier’s consent to unlock the device. This new, narrowed exemption, and any further modification of the DMCA copyright exemption, could impact our ability to attract and activate new customers, which could have a material adverse impact on our business, financial condition or results of operations.

We participate in the federal government’s Lifeline program, which provides support from the USF to subsidize discounted telecommunications services for qualified low-income consumers. In order to participate in the Lifeline program in any given state, a carrier must be designated as an ETC in that state. As of December 31, 2012, Cricket had been designated as an ETC in 27 states and the District of Columbia. In January 2012, the FCC adopted an order regarding the Lifeline program, the stated purpose of which is to streamline the administration of the program and to implement measures to curb perceived waste, fraud and abuse in the program. In addition, various states are considering or enacting rules with similar stated purposes as the FCC order. In connection with the FCC’s order, among other things, we are required to have our Lifeline customers re-certify on an annual basis their eligibility to participate in the program. These requirements could result in the loss of Lifeline customers and associated funding from the USF if these customers fail to meet the FCC’s eligibility standards or fail to respond to requests to re-certify their eligibility. Further, the FCC is developing a National Lifeline Accountability Database, the primary purpose of which will be to validate the identity of Lifeline customers and prevent Lifeline support from being provided to more than one eligible recipient per household in accordance with FCC regulations. While the timing of the deployment of the database is uncertain, its implementation and use could reduce the number of customers we could enroll in our Lifeline programs and thus reduce the amount of Lifeline funding we receive. In addition, the FCC could pursue enforcement action against us and impose monetary penalties if it were to conclude that we violated any of the Lifeline rules. In addition, future action by Congress, the FCC, or the states in which we have been designated as an ETC could reduce or eliminate the amount of Lifeline funding we receive for providing wireless service to certain qualifying low income customers, which could result in the loss of subscribers and the associated service revenue.

We previously invested in various entities that qualified as “very small business” designated entities under FCC regulations. The FCC’s rules restricted our ability to acquire controlling membership interests in designated entities during the period that such entities were required to maintain their eligibility as a designated entity. The FCC has implemented rules and policies to ensure that only legitimate small businesses benefit from the designated entity program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. For example, designated entity structures are subject to a requirement that they seek approval for any event that might affect their ongoing eligibility (for example, changes in agreements that the FCC has previously reviewed), annual reporting requirements and a commitment by the FCC to audit each designated entity at least once during the license term. In addition, third parties and the federal government have in the past challenged certain designated entity structures, alleging violations of federal qui tam and other laws and seeking significant monetary damages. If we previously failed to comply with the FCC’s designated entity rules, any such failure could lead to fines, and in extreme cases, license revocation, third-party lawsuits and/or criminal penalties. Federal court litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits with respect to our prior investments in designated entities could materially adversely affect our business, financial condition or results of operations.

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

Our Business and Stock Price May Be Adversely Affected if Our Internal Control Over Financial Reporting Is Not Effective.

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

Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2011 and 2012. In connection with the restatement discussed under the heading “Restatement and Revision of Previously Reported Consolidated Financial Statements” in Note 2 to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report, management determined that the material weakness described below existed as of each of these dates. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of those dates and that, as a result, our disclosure controls and procedures were not effective from December 31, 2011 through September 30, 2013.

The material weakness we have identified in our internal control over financial reporting was that management failed to design and maintain a process to evaluate the completeness of the amount of capital expenditures that had not been paid in cash at the end of the period. Specifically, management did not design effective controls to properly classify purchases of property and equipment included in accounts payable at period end such that the consolidated statements of cash flows only included purchases of property and equipment as investing cash outflows when such amounts had been actually paid during the period.

In addition, in our quarterly and annual reports (as amended) for the periods ended from December 31, 2006 through September 30, 2008, we reported a material weakness in our internal control over financial reporting, which related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings. Moreover, we previously reported that certain material weaknesses in our internal control over financial reporting existed at various times during the period from September 30, 2004 through September 30, 2006. These material weaknesses included excessive turnover and inadequate staffing levels in our accounting, financial reporting and tax departments, weaknesses in the preparation of our income tax provision, and weaknesses in our application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures.

Although we believe we are taking and previously took appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future or that no material weakness will result from any difficulties, errors, delays or disruptions while we implement and transition to significant new internal systems, including the recent transition to our new customer billing system. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies, and may subject us to risk of litigation, for which we may incur substantial costs regardless of its outcome. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Our resale shelf registration statements register for resale 23,533,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 30% of Leap’s outstanding common stock as of February 1, 2013. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

In addition, under the indentures governing our secured and unsecured senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of secured or unsecured senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. In addition, our Credit Agreement provides for an event of default upon the occurrence of a change of control. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this report.

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

PART II

FINANCIAL INFORMATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report.

Overview

Restatement and Revision of Previously Reported Consolidated Financial Information

This “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our audited consolidated statements of cash flows for the years ended December 31, 2012 and 2011 and the revision of our audited consolidated statement of cash flows for the year ended December 31, 2010, in each case due to a classification error related to the presentation of certain capital expenditures and operating cash flows. Specifically, we have reflected these corrections in the discussions of net cash provided by operating activities, net cash used in investing activities and capital expenditures in the sections below entitled “Liquidity and Capital Resources — Overview,” “Liquidity and Capital Resources — Cash Flows” and “Liquidity and Capital Resources — Capital Expenditures, Significant Acquisitions and Other Transactions — Capital Expenditures.” See Note 2 to the consolidated financial statements in “Part II — Item 8. Financial Statements and Supplementary Data” of this report for additional information.

Company Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the “Cricket®” brand. Our Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by our joint venture, STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% membership interest in its parent company STX Wireless, LLC, or STX Wireless. For more information regarding this venture, see “-Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions” below.

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

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. See “-Liquidity and Capital Resources” below.

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

The consolidated financial statements also include the operating results and financial position of Savary Island Wireless, LLC, or Savary Island, and its wholly-owned subsidiaries prior to their merger with and into Cricket on December 28, 2012. Prior to October 1, 2012, we consolidated our non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island was a variable interest entity and, among other factors, we had entered into an agreement with Savary Island’s other member that established a specified purchase price in the event that it exercised its right to sell its membership interest to us. On October 1, 2012, we acquired the remaining 15% controlling membership interest in Savary Island and Savary Island and its wholly-owned subsidiaries became direct and indirect wholly-owned subsidiaries, respectively, of Cricket.

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

When we activate service for a new customer, we often sell that customer a device along with a period of service. In accordance with the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with service constitutes a multiple element arrangement. Under this guidance, once a company has determined the best estimate of selling price of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative selling price basis. Applying the guidance to these transactions results in our recognition of the total consideration received, less amounts allocated to the wireless service period (generally the customer’s monthly service plan), as equipment revenue.

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

We participate in the federal government’s Lifeline program and are designated as an eligible telecommunications carrier in certain states in which we provide wireless services. Under this program, we offer discounted wireless services to qualified customers and generally receive reimbursement for a portion of the subsidized services. We recognize revenue under this program only after amounts eligible for reimbursement have been determined and services have been rendered.

Sales incentives offered to customers and commissions and sales incentives offered to our third-party dealers are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return devices and accessories based on time and/or usage, and customer returns of devices and accessories have historically been insignificant.

Amounts that are billed in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue since collectability of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to devices sold to third-party dealers, including nationwide retailers.

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

During the fourth quarter of 2012, in connection with our plans to reduce our previously planned network expansion activities and overall capital expenditures, certain projects relating to network design, site acquisition and other internal corporate initiatives were canceled. Therefore, we determined that certain capitalized amounts were no longer recoverable, and as such, recorded an impairment charge of $13.6 million during the fourth quarter of 2012, reducing the carrying value of those capitalized amounts to zero. Refer to Note 11 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion of the impairment charge. There were no other events or circumstances that occurred during the year ended December 31, 2012 that indicated the carrying value of any long-lived assets may not be recoverable.

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

Wireless Licenses

We hold PCS, AWS and 700MHz wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS and 700MHz licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because we expect to provide wireless service using the relevant licenses for the foreseeable future. PCS, AWS and 700MHz licenses are routinely renewed for either no or a nominal fee and we have determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of our wireless licenses. On a quarterly basis, we evaluate the remaining useful lives of our indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, we would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. As of December 31, 2012 and 2011, the carrying value of our wireless licenses (excluding assets held for sale) was $1.9 billion and $1.8 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2012, wireless licenses with a carrying value of $136.2 million were classified as assets held for sale, as more fully described in “-Liquidity and Capital Resources,” below.

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

In the fourth quarter of 2012, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to the annual impairment test conducted in the third quarter of 2012. As part of this evaluation, we considered whether there had been any events or circumstances that would indicate it was more likely than not that our carrying value exceeded our fair value. Based on this evaluation, we determined that the $106.4 million gain resulting from the spectrum swap with T-Mobile, which closed on October 1, 2012, constituted a triggering event due to the significant increase in our carrying value that resulted from the transaction. See “-Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions” below for additional information on the spectrum swap. As such, we were required to perform an interim goodwill impairment test. In conducting the interim impairment test, we determined our fair value by using the average market capitalization during the month of October, which was selected because that was the month in which the spectrum swap transaction closed. Consistent with our annual impairment test conducted in the third quarter, we continued to apply a control premium of 30% to our average market capitalization. The carrying value of our goodwill was $31.9 million as of October 31, 2012. The value of our net assets as of October 31, 2012 was $528.0 million and our fair value, based upon the average market capitalization during the month of October and an assumed control premium of 30%, was $621.2 million. As such, we determined that no impairment condition existed on an interim basis and we were not required to perform the second step of the goodwill impairment test.

The closing price of Leap common stock was $6.65 on December 31, 2012 and Leap’s market capitalization was above our book value as of such date. Since that time, the closing price of Leap common stock has ranged from a high of $7.05 per share to a low of $5.51 per share. If the price of Leap common stock continues to trade at or near current levels or certain triggering events were to occur, we may be required to perform the second step of our goodwill impairment test on an interim basis to determine the fair value of our net assets, which may require us to recognize a non-cash impairment charge for some or all of the $31.9 million carrying value of our goodwill.

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

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations (in thousands, except percentages):

	Year Ended December 31,
	2012	% of Service Revenues	2011	% of Service Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
Service revenues	$2,947,457		$2,829,281		$118,176	4.2%
Equipment revenues	194,884		241,850		(46,966)	(19.4)%

Total revenues	3,142,341		3,071,131		71,210	2.3%

Operating expenses:
Cost of service	1,034,167	35.1%	981,203	34.7%	52,964	5.4%
Cost of equipment	816,226	27.7%	817,920	28.9%	(1,694)	(0.2)%
Selling and marketing	349,970	11.9%	369,257	13.1%	(19,287)	(5.2)%
General and administrative	348,934	11.8%	355,529	12.6%	(6,595)	(1.9)%
Depreciation and amortization	625,596	21.2%	548,426	19.4%	77,170	14.1%
Impairments and other charges	39,399	1.3%	26,770	0.9%	12,629	47.2%

Total operating expenses	3,214,292	109.1%	3,099,105	109.5%	115,187	3.7%
Gain on sale, exchange or disposal of assets, net	229,714	7.8%	2,622	0.1%	227,092	*

Operating income (loss)	$157,763	5.4%	$(25,352)	(0.9)%	$183,115	*

*	Percentage change is not meaningful.

	Year Ended December 31,
	2011	% of Service Revenues	2010	% of Service Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
Service revenues	$2,829,281		$2,482,601		$346,680	14.0%
Equipment revenues	241,850		214,602		27,248	12.7%

Total revenues	3,071,131		2,697,203		373,928	13.9%

Operating expenses:
Cost of service	981,203	34.7%	840,635	33.9%	140,568	16.7%
Cost of equipment	817,920	28.9%	591,994	23.8%	225,926	38.2%
Selling and marketing	369,257	13.1%	414,318	16.7%	(45,061)	(10.9)%
General and administrative	355,529	12.6%	361,571	14.6%	(6,042)	(1.7)%
Depreciation and amortization	548,426	19.4%	457,035	18.4%	91,391	20.0%
Impairments and other charges	26,770	0.9%	477,327	19.2%	(450,557)	(94.4)%

Total operating expenses	3,099,105	109.5%	3,142,880	126.6%	(43,775)	(1.4)%
Gain (loss) on sale, exchange or disposal of assets, net	2,622	0.1%	(5,061)	(0.2)%	7,683	*

Operating loss	$(25,352)	(0.9)%	$(450,738)	(18.2)%	$425,386	*

*	Percentage change is not meaningful.

The following tables summarize customer activity:

	Year Ended December 31,
	2012	2011	2010
Gross customer additions	2,334,383	2,991,352	3,219,485
Net customer additions (losses)	(637,229)	415,834	241,546
Weighted-average number of customers (1)	5,799,493	5,724,152	5,239,638
Total customers, end of period	5,296,784	5,934,013	5,518,179

(1)	At December 31, 2010, the weighted-average number of customers and total customers, end of period included approximately 323,000 customers contributed by various entities doing business as Pocket Communications, or Pocket, to STX Wireless in October 2010 in connection with the formation of our south Texas joint venture.

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

Gross customer additions for the year ended December 31, 2011 were 2,991,352 compared to 3,219,485 for the prior year. The 7.1% decrease in the number of gross customer additions was primarily driven by changes we made to our product and service offerings in the second half of 2010, which eliminated the first free month of service we previously provided new customers and generally equalized the prices that new and existing customers paid for handsets. Prior to these changes, many existing customers who wished to replace or upgrade their handset would activate a new line of service to receive a discount on the handset as well as a free month of service and would then terminate their existing service, which had the effect of increasing our gross customer additions and churn. The year-over-year decrease in gross customer additions was also driven by expected decreases in the number of new Cricket Broadband customers due to increased device pricing, reduced marketing emphasis and increased network management initiatives. The year-over-year decrease was partially offset by an increase in the number of new voice customers as a result of customer acceptance of the “all-inclusive” service plans and smartphones that we introduced in the second half of 2010, as well as our new Muve Music service that we introduced in 2011.

Net Customer Additions (Losses)

Net customer losses for the year ended December 31, 2012 were 637,229 compared to net customer additions of 415,834 for the prior year. The change was primarily due to the decrease in gross customer additions discussed above and higher churn levels.

Net customer additions for the year ended December 31, 2011 were 415,834 compared to 241,546 for the prior year. The 72.2% increase in the number of net customer additions was primarily due to a decrease in customer churn of approximately 90 basis points, driven by customer acceptance of our “all-inclusive” service plans for Cricket wireless service and the smartphones that we introduced in the second half of 2010, as well as our new Muve Music service that we introduced in 2011, partially offset by an increase in the number of net customer deactivations for our Cricket Broadband service due to increased device pricing, reduced marketing emphasis and increased network management initiatives.

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

Selling and marketing expenses decreased $45.1 million, or 10.9%, for the year ended December 31, 2011 compared to the prior year. As a percentage of service revenues, such expenses decreased to 13.1% from 16.7% in the prior year. This percentage decrease was largely attributable to a 1.5% decrease in media and advertising costs as a percentage of service revenues, reflecting higher spending in the corresponding period of the prior year in connection with the launch of our new “all-inclusive” service plans and smartphones, as well as an increase in service revenues and consequent benefits of scale.

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

Gain (Loss) on Sale, Exchange or Disposal of Assets, Net

Gain (loss) on sale, exchange or disposal of assets, net reflects the net gain or loss recognized upon the disposal of certain of our property and equipment and wireless licenses. During the year ended December 31, 2012, we recognized a net gain of $229.7 million. We recorded a gain of approximately $236.8 million related to the sale of spectrum to Verizon Wireless and exchange of spectrum with T-Mobile. For more information regarding these transactions, see the discussion below under “Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions.” This gain was partially offset by a loss of approximately $7.2 million relating to the disposal of certain property and equipment.

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

Unrestricted Subsidiaries

In July 2011, Leap’s board of directors designated Cricket Music Holdco, LLC (a wholly-owned subsidiary of Cricket, or Cricket Music) and Cricket Music’s wholly-owned subsidiary Muve USA, LLC, or Muve USA, as “Unrestricted Subsidiaries” under the indentures governing our senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as “Unrestricted Subsidiaries” under the Credit Agreement. Cricket Music and Muve USA hold certain hardware, software and intellectual property relating to our Muve Music service. During the years ended December 31, 2012 and 2011, Cricket Music and Muve USA had no operations or revenues. Therefore, the most significant components of the financial position and results of operations of our unrestricted subsidiaries were property and equipment and depreciation expense. As of December 31, 2012 and December 31, 2011, property and equipment of our unrestricted subsidiaries was approximately $4.9 million and $9.4 million, respectively. For the years ended December 31, 2012 and 2011, depreciation expense of our unrestricted subsidiaries was approximately $4.5 million and $2.2 million, respectively, resulting in a net loss of approximately $4.5 million and $2.2 million, respectively.

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

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $675.0 million in unrestricted cash, cash equivalents and short-term investments as of December 31, 2012. We generated $240.4 million (as restated) of net cash from operating activities during the year ended December 31, 2012, compared to $338.1 million during the year ended December 31, 2011. The decrease in net cash from operating activities was primarily attributable to changes in working capital. We expect cash generated from operations to continue to be a significant source of liquidity. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the operating and capital requirements for our current business operations and current investment initiatives until our senior secured notes mature in 2016. We expect that we will need to refinance all or substantially all of our $1.1 billion of senior secured notes due 2016 before they mature.

We intend in the near term to refinance and extend the maturities of all or substantially all of our senior indebtedness due between 2014 and 2016 if we are able to do so on favorable terms. There can be no assurance, however, that we will be able to refinance any of our indebtedness on favorable terms or at all.

Our current investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. In addition, we are exploring cost-effective ways to deliver LTE services to customers in our network footprint. We have deployed LTE across approximately 21 million POPs in our network footprint and may launch the service to up to an additional approximately 10 million POPs in 2013. In addition, we may enter into partnerships or joint ventures with others to supplement our facilities-based LTE network coverage. We intend to be disciplined as we consider investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications services. Total capital expenditures for 2013 are expected to be between $275 million and $325 million. For additional information regarding our projected capital expenditures for the next several years, see the discussion below under “-Capital Expenditures, Significant Acquisitions and Other Transactions”.

In recent years, we have entered into agreements with significant purchase commitments, including an agreement with Apple to purchase an estimated $800 million of iPhone devices between June 2012 and June 2015 and an agreement with Sprint to purchase a minimum of $205 million of services between 2013 and 2015. Additional information regarding our purchase agreements with Apple and Sprint and other significant contracts and commitments we have entered into is set forth below under “— Capital Expenditures, Significant Acquisitions and Other Transactions” and “— Contractual Obligations”.

We determine our future capital and operating requirements and liquidity based upon our current and projected financial and operating performance, the scope of our investment initiatives and the extent of our contractual commitments. There are a number of risks and uncertainties (including those set forth in “Part I - Item 1A. Risk Factors” of this report) that could cause our financial and operating results and capital or liquidity requirements to differ materially from our projections. If our future financial and operating performance is materially less favorable than our current projections, or if our capital requirements materially increase, we will likely be required to generate additional capital resources. In such an event, we would seek to increase our liquidity through a number of actions, including refinancing our $250 million of 4.5% convertible senior notes due 2014 prior to maturity; selling assets, including spectrum not currently utilized in our business operations or other business assets; delaying or reducing operating and capital expenditures; or pursuing other capital markets activities.

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

Although our significant outstanding indebtedness results in risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under our Credit Agreement and the indentures governing Cricket’s secured and unsecured senior notes. In addition, because borrowings under our Credit Agreement bear interest at a floating rate, we review changes and trends in interest rates to evaluate possible hedging activities we could implement. We also regularly monitor the capital and credit markets for opportunities to refinance our existing indebtedness on favorable terms and extend the maturities of such indebtedness. As a result of the actions described above, and our expected cash generated from operations and other sources of liquidity, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

The following table shows cash flow information for the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
	(As Restated)	(As Restated)	(As Revised)
Net cash provided by operating activities	$240,388	$338,065	$319,891
Net cash used in investing activities	(99,422)	(730,531)	(131,565)
Net cash provided by (used in) financing activities	29,341	386,919	(12,535)

Operating Activities

Net cash provided by operating activities decreased $97.7 million, or 28.9%, for the year ended December 31, 2012 compared to the corresponding period of the prior year. This decrease was primarily attributable to changes in working capital.

Net cash provided by operating activities increased $18.2 million, or 5.7%, for the year ended December 31, 2011 compared to the corresponding period of the prior year. This increase was primarily attributable to increased operating income, exclusive of non cash items such as depreciation and amortization, impairments and other charges and changes in working capital.

Investing Activities

Net cash used in investing activities was $99.4 million during the year ended December 31, 2012, which included the effects of the following transactions:

•	We purchased $487.9 million of property and equipment for the ongoing maintenance and development of our network and other business assets.

•	We made investment purchases of $367.5 million, offset by sales or maturities of investments of $613.6 million.

•	We received approximately $154.1 million in net proceeds from the sale of wireless licenses and operating assets.

Net cash used in investing activities was $730.5 million during the year ended December 31, 2011, which included the effects of the following transactions during the period:

•	We purchased $395.3 million of property and equipment for the ongoing maintenance and development of our network and other business assets.

•	We made investment purchases of $826.2 million, offset by sales or maturities of investments of $487.9 million.

•	We received an $18.2 million dividend from one of our equity method investees on July 1, 2011, of which approximately $11.6 million was reflected as cash from investing activities, as it represented a return of our original investment.

Net cash used in investing activities was $131.6 million for the year ended December 31, 2010, which included the effects of the following transactions:

•	We purchased $407.8 million of property and equipment for the ongoing growth and development of markets in commercial operation and other internal capital projects.

•	We made investment purchases of $488.5 million, offset by sales or maturities of investments of $816.2 million.

•	We acquired certain assets from Pocket for approximately $40.7 million, which were contributed to our South Texas joint venture, STX Wireless.

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

Net cash used in financing activities was $12.5 million for the year ended December 31, 2010, which included the effects of the following transactions:

•	We issued $1,200 million of 7.75% senior notes due 2020, which resulted in net proceeds of $1,179.9 million. This note issuance was offset by the payment to repurchase and redeem all of our $1,100 million of outstanding 9.375% senior notes due 2014.

•	We made payments of $24.2 million to acquire all of the remaining membership interests we did not previously own in LCW Wireless, LLC, or LCW.

•	We made payments of $12.1 million to repay and discharge all amounts outstanding under LCW’s former senior secured credit agreement.

•	We made payments of $53.5 million to acquire all of the remaining membership interests we did not previously own in Denali Spectrum, LLC, or Denali.

Credit Agreement

On October 10, 2012, Cricket entered into the Credit Agreement with respect to a $400 million senior secured term loan facility, which was fully drawn at closing and matures in October 2019. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate, or LIBOR, plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At December 31, 2012, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.80%. Borrowings under the Credit Agreement must be repaid in 27 quarterly installments of $1.0 million each, commencing on March 31, 2013, followed by a final installment of $373.0 million at maturity. Net proceeds from the term loan facility were used to redeem all of Cricket’s $300 million in aggregate principal amount of outstanding 10.0% unsecured senior notes due 2015 and for general corporate purposes.

Borrowings under the Credit Agreement are guaranteed by Leap and each of its existing and future wholly owned domestic subsidiaries (other than Cricket, which is the borrower) that guarantees any indebtedness of Leap, Cricket or any subsidiary guarantor or that constitutes a “significant subsidiary” as defined in Regulation S-X under the Securities Act of 1933, as amended (subject to certain exceptions).

Borrowings under the Credit Agreement are effectively senior to all of Leap’s, Cricket’s and the guarantors’ existing and future unsecured indebtedness (including Cricket’s $1,600 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap’s $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the obligations under the Credit Agreement.

Borrowings under the Credit Agreement are secured on a first-priority basis, equally and ratably with Cricket’s 7.75% senior secured notes due 2016 and any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the Credit Agreement, Leap, Cricket and the guarantors are permitted to incur liens securing indebtedness for borrowed money in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the 7.75% senior secured notes due 2016) of up to the greater of $1,750 million and 3.5 times Leap’s consolidated cash flow (excluding the consolidated cash flow of Cricket Music) for the prior four fiscal quarters.

Borrowings under the Credit Agreement are effectively junior to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap’s consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, borrowings under the Credit Agreement are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing our secured and unsecured senior notes and convertible notes.

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

Discharge of Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali, an entity in which the Company previously owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which was scheduled to mature on December 27, 2015. Interest on the outstanding principal balance of the note varied from year to year at rates ranging from approximately 5.0% to 8.3% and compounded annually. Under the note, Cricket’s obligations under the note were secured on a first-lien basis by certain assets of Savary Island. As of December 31, 2011, $21.9 million in principal amount of indebtedness was outstanding under the note. On August 28, 2012, in connection with the sale of certain spectrum by Savary Island to Verizon Wireless that was secured by the noteholder’s lien, Cricket repaid the balance of the non-negotiable promissory note in full and the non-negotiable promissory note was terminated and discharged.

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the Credit Agreement and the secured and unsecured senior notes described below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016, to the extent of the value of the assets securing such obligations.

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

The notes and the guarantees are effectively senior to all of Leap’s, Cricket’s and the guarantors’ existing and future unsecured indebtedness (including Cricket’s $1,600 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap’s $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the notes and the guarantees.

The notes and the guarantees are secured on a first-priority basis, equally and ratably with the Credit Agreement and any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the senior secured notes indenture, Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the notes and under the Credit Agreement) of up to the greater of $1,500 million and 2.5 times Leap’s consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters.

The notes and the guarantees are effectively junior to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap’s consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

Fair Value of Financial Instruments and Non-Financial Assets

As more fully described in Note 5 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report, we apply the authoritative guidance for fair value measurements to our assets and liabilities. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of December 31, 2012 and December 31, 2011, none of our financial assets required fair value to be measured using Level 3 inputs. However, as more fully described in Note 5 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report, we have non-financial assets measured at fair value using Level 3 inputs on a non-recurring basis.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the year ended December 31, 2012, we incurred approximately $487.9 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance and development of our network and other business assets and the initial deployment of next-generation LTE network technology.

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

Our obligation to provide the minimum purchase amount for any calendar year is subject to Sprint’s compliance with specified covenants in the wholesale agreement. Based upon a review of information provided by us to Sprint, we informed Sprint that certain of those covenants had not been met in 2012 and that, as a result, we were not subject to the minimum purchase commitment for that year. Sprint disputed that assertion. In February 2013, the parties resolved the matter.

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

To the extent the redemption price for Pocket’s non-controlling membership interest varies from the value of Pocket’s net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the years ended December 31, 2012 and 2011, we recorded a net accretion benefit of approximately $0.7 million and $8.9 million, respectively, to bring the carrying value of Pocket’s membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $9.1 million and $3.0 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless’ earnings for the year ended December 31, 2012. During the year ended December 31, 2011, STX Wireless made similar pro-rata tax distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively. We recorded these tax distributions to Pocket as an adjustment to additional paid-in-capital in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

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

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket’s membership interests in STX Wireless. As of December 31, 2012, Pocket had approximately $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket’s membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket’s membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket’s net interest in STX Wireless, brought the carrying value of Pocket’s membership interests in STX Wireless to an estimated redemption value of $64.5 million and $90.7 million as of December 31, 2012 and December 31, 2011, respectively.

In a separate transaction, on January 3, 2011, we acquired Pocket’s customer assistance call center for $850,000. We accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

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

Cricket, Savary Island and Savary Island’s wholly-owned subsidiaries were party to an Amended and Restated Credit Agreement, dated as of December 27, 2010, or the Savary Island Credit Agreement, pursuant to which Savary Island had assumed approximately $211.6 million of the outstanding loans then owed to Cricket by a subsidiary of Denali in connection with the contribution of certain wireless spectrum by a subsidiary of Denali to Savary Island. Under the Savary Island Credit Agreement, Cricket had also agreed to loan Savary Island up to $5.0 million to fund its working capital needs. Immediately prior to Cricket’s acquisition of Ring Island’s controlling membership interest in Savary Island, the outstanding borrowings under the Savary Island Credit Agreement (including accrued interest), after giving effect to various repayments and debt cancellations made in connection with the closing of spectrum transactions involving Savary Island, totaled approximately $12.5 million. In connection with Cricket’s acquisition of Ring Island’s controlling membership interest, all remaining indebtedness under the Savary Island Credit Agreement was converted into equity in Savary Island and the Savary Island Credit Agreement and all related loan and security documents were terminated.

Contractual Obligations

The following table sets forth estimated amounts and timing of our minimum contractual payments as of December 31, 2012 for the next five years and thereafter (in thousands). Future events, including potential refinancing of our long-term debt, could cause actual payments to differ significantly from these amounts.

	2013	2014-2015	2016-2017	Thereafter	Total
Long-term debt(1)	$4,000	$258,000	$1,108,000	$1,980,000	$3,350,000
Capital leases(2)	9,492	18,039	12,299	16,344	56,174
Operating leases	266,301	521,980	386,820	334,897	1,509,998
Purchase obligations(3)	761,187	768,920	121,622	—	1,651,729
Contractual interest(4)	239,500	462,594	317,969	379,944	1,400,007

Total	$1,280,480	$2,029,533	$1,946,710	$2,711,185	$7,967,908

(1)	Amounts shown for Cricket’s long-term debt include principal only and exclude the effects of discount accretion on our $1,100 million of 7.75% senior secured notes due 2016, $1,600 million of 7.75% senior notes due 2020 and $400 million senior secured term loans under the Credit Agreement. Interest on the debt, calculated at the current interest rate, is stated separately.
(2)	Amounts shown for Cricket’s capital leases include principal and interest.
(3)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms including (a) fixed or minimum quantities to be purchased, (b) fixed, minimum or variable price provisions, and (c) the approximate timing of the transaction. These amounts exclude purchase orders already reflected in our current liabilities. These amounts also include our estimated purchase commitment with Apple for iPhones as discussed above under —“iPhone Purchase Commitment.”
(4)	Contractual interest is based on the current interest rates in effect at December 31, 2012 for debt outstanding as of that date.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” or ASU 2012-02. ASU 2012-02 simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This new guidance is effective for us beginning in the first quarter of 2013 and will be applied prospectively. We anticipate that the adoption of this standard will not have a material impact on us or our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the failure to design effective controls to properly classify purchases of property and equipment included in accounts payable at period-end such that the consolidated statement of cash flows only included purchases of property and equipment as investing cash outflows when such amounts had been actually paid during the period existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the failure to design effective controls to properly classify purchases of property and equipment included in accounts payable at period-end such that the consolidated statement of cash flows only included purchases of property and equipment as investing cash outflows when such amounts had been actually paid during the period existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2012 and 2011 financial statements to correct an error.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

February 22, 2013, except for the effects of the restatement and revision discussed in Note 2 to the consolidated financial statements and the matter described in the fourth paragraph of Management’s Annual Report on Internal Control Over Financial Reporting, and with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the revision discussed in Note 16, as to which the date is October 25, 2013

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$515,550	$345,243
Short-term investments	159,426	405,801
Inventories	121,601	116,957
Deferred charges	60,963	57,979
Other current assets	139,242	134,457

Total current assets	996,782	1,060,437
Property and equipment, net	1,762,090	1,957,374
Wireless licenses	1,947,333	1,788,970
Assets held for sale (Note 7)	136,222	204,256
Goodwill	31,886	31,886
Intangible assets, net	24,663	41,477
Other assets	68,284	68,290

Total assets	$4,967,260	$5,152,690

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$396,110	$460,278
Current maturities of long-term debt	4,000	21,911
Other current liabilities	216,880	263,740

Total current liabilities	616,990	745,929
Long-term debt, net	3,298,463	3,198,749
Deferred tax liabilities	385,111	333,804
Other long-term liabilities	169,047	164,983

Total liabilities	4,469,611	4,443,465

Redeemable non-controlling interests	64,517	95,910

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 79,194,750 and 78,924,049 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	8	8
Additional paid-in capital	2,182,503	2,175,436
Accumulated deficit	(1,748,694)	(1,561,417)
Accumulated other comprehensive loss	(685)	(712)

Total stockholders’ equity	433,132	613,315

Total liabilities and stockholders’ equity	$4,967,260	$5,152,690

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Service revenues	$2,947,457	$2,829,281	$2,482,601
Equipment revenues	194,884	241,850	214,602

Total revenues	3,142,341	3,071,131	2,697,203

Operating expenses:
Cost of service (exclusive of items shown separately below)	1,034,167	981,203	840,635
Cost of equipment	816,226	817,920	591,994
Selling and marketing	349,970	369,257	414,318
General and administrative	348,934	355,529	361,571
Depreciation and amortization	625,596	548,426	457,035
Impairments and other charges (Note 11)	39,399	26,770	477,327

Total operating expenses	3,214,292	3,099,105	3,142,880
Gain (loss) on sale, exchange or disposal of assets, net	229,714	2,622	(5,061)

Operating income (loss)	157,763	(25,352)	(450,738)
Equity in net income (loss) of investees, net	(464)	2,984	1,912
Interest income	194	245	1,010
Interest expense	(268,232)	(256,175)	(243,377)
Other income (expense), net	—	(2)	3,209
Loss on extinguishment of debt	(18,634)	—	(54,558)

Loss before income taxes	(129,373)	(278,300)	(742,542)
Income tax expense	(57,904)	(39,377)	(42,513)

Net loss	(187,277)	(317,677)	(785,055)
Accretion of redeemable non-controlling interests and distributions, net of tax	(2,015)	3,050	(86,898)

Net loss attributable to common stockholders	$(189,292)	$(314,627)	$(871,953)

Loss per share attributable to common stockholders:
Basic	$(2.45)	$(4.11)	$(11.49)

Diluted	$(2.45)	$(4.11)	$(11.49)

Shares used in per share calculations:
Basic	77,283	76,534	75,917

Diluted	77,283	76,534	75,917

Other comprehensive income (loss):
Net loss	$(187,277)	$(317,677)	$(785,055)
Net unrealized holding gains (losses) on investments and other	27	(14)	(254)
Reclassification adjustment for losses included in net loss, net of tax	—	—	(1,457)

Comprehensive loss	$(187,250)	$(317,691)	$(786,766)

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
	(As Restated, See Note 2)	(As Restated, See Note 2)	(As Revised, See Note 2)
Operating activities:
Net loss	$(187,277)	$(317,677)	$(785,055)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	8,122	15,328	36,609
Depreciation and amortization	625,596	548,426	457,035
Accretion of asset retirement obligations	3,208	3,061	2,503
Non-cash interest items, net	13,514	13,178	11,446
Non-cash (gain) loss on extinguishment of debt	3,528	—	(2,040)
Deferred income tax expense	53,845	35,316	39,263
Impairments and other charges	13,640	377	477,327
(Gain) loss on sale, exchange or disposal of assets, net	(229,714)	(2,732)	5,061
Equity in net (income) loss of investees, net of cash dividends	464	3,628	(1,912)
Changes in assets and liabilities:
Inventories and deferred charges	(7,628)	(23,352)	(2,469)
Other assets	(9,735)	(40,970)	(16,791)
Accounts payable and accrued liabilities	(6,136)	38,224	70,733
Other liabilities	(53,989)	43,212	28,181
Impairments and other charges, to be settled in cash	12,950	22,046	—

Net cash provided by operating activities	240,388	338,065	319,891

Investing activities:
Acquisition of a business	—	(850)	(40,730)
Purchases of property and equipment	(487,921)	(395,343)	(407,793)
Change in prepayments for purchases of property and equipment	(6,357)	(6,813)	2,698
Purchases of wireless licenses and spectrum clearing costs	(5,596)	(4,880)	(13,319)
Proceeds from sales of wireless licenses and operating assets, net	154,068	5,070	—
Purchases of investments	(367,487)	(826,233)	(488,450)
Sales and maturities of investments	613,632	487,860	816,247
Purchase of membership units of equity investment	—	—	(967)
Dividend received from equity investee	—	11,606	—
Change in restricted cash	239	(948)	749

Net cash used in investing activities	(99,422)	(730,531)	(131,565)

Financing activities:
Proceeds from the issuance of long-term debt	396,000	396,772	1,179,876
Repayment of long-term debt	(321,911)	(23,589)	(1,118,096)
Payment of debt issuance costs	(5,645)	(7,269)	(1,308)
Purchase of non-controlling interest	(5,250)	—	(77,664)
Non-controlling interest contribution	—	—	5,100
Proceeds from issuance of common stock, net	959	1,346	1,535
Proceeds from sale lease-back financing	—	25,815	—
Payments made to joint venture partners	(29,407)	(3,108)	—
Other	(5,405)	(3,048)	(1,978)

Net cash provided by (used in) financing activities	29,341	386,919	(12,535)

Net increase (decrease) in cash and cash equivalents	170,307	(5,547)	175,791
Cash and cash equivalents at beginning of period	345,243	350,790	174,999

Cash and cash equivalents at end of period	$515,550	$345,243	$350,790

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2009	77,524,040	8	2,148,194	(458,685)	1,013	1,690,530
Components of comprehensive loss:
Net loss	—	—	—	(785,055)	—	(785,055)
Net unrealized holding losses on investments, net of tax	—	—	—	—	(254)	(254)
Less: reclassification adjustment for losses included in net loss, net of tax	—	—	—	—	(1,457)	(1,457)

Comprehensive loss						(786,766)

Share-based compensation expense	—	—	36,609	—	—	36,609
Accretion of redeemable non-controlling interests, net of tax	—	—	(86,898)	—	—	(86,898)
Issuance of common stock under share-based compensation plans, net of repurchases	913,269	—	1,535	—	—	1,535
Gain on formation of joint ventures, net of tax	—	—	56,272	—	—	56,272

Balance at December 31, 2010	78,437,309	8	2,155,712	(1,243,740)	(698)	911,282
Components of comprehensive loss:
Net loss	—	—	—	(317,677)	—	(317,677)
Net unrealized holding losses on investments, net of tax	—	—	—	—	(14)	(14)

Comprehensive loss						(317,691)

Share-based compensation expense	—	—	15,328	—	—	15,328
Accretion of redeemable non-controlling interests, net of tax	—	—	5,124	—	—	5,124
Issuance of common stock under share-based compensation plans, net of repurchases	486,740	—	1,346	—	—	1,346
Distributions to joint venture partners	—	—	(2,074)	—	—	(2,074)

Balance at December 31, 2011	78,924,049	8	2,175,436	(1,561,417)	(712)	613,315
Components of comprehensive loss:
Net loss	—	—	—	(187,277)	—	(187,277)
Net unrealized holding gains on investments, net of tax	—	—	—	—	27	27

Comprehensive loss						(187,250)

Share-based compensation expense	—	—	8,122	—	—	8,122
Accretion of redeemable non-controlling interests, net of tax	—	—	2,126	—	—	2,126
Issuance of common stock under share-based compensation plans, net of repurchases	270,701	—	960	—	—	960
Distributions to joint venture partners	—	—	(4,141)	—	—	(4,141)

Balance at December 31, 2012	79,194,750	8	2,182,503	(1,748,694)	(685)	433,132

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

Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by the Company’s joint venture, STX Wireless Operations, LLC (“STX Operations”), which Cricket controls through a 75.75% membership interest in its parent company STX Wireless, LLC (“STX Wireless”). For more information regarding this venture, see “Note 7. Significant Acquisitions and Other Transactions.”

Leap, Cricket and their subsidiaries and consolidated joint ventures are collectively referred to herein as the “Company.”

Note 2. Restatement and Revision of Previously Reported Consolidated Financial Statements

The Company has restated its consolidated statements of cash flows for the years ended December 31, 2012 and 2011 due to a classification error related to the presentation of certain capital expenditures and operating cash flows. The Company has also revised the 2010 presentation to correct this error (which increased previously reported net cash provided by operating activities and net cash used in investing activities by $7.6 million) although the impact was determined to be immaterial to the consolidated financial statements for the year ended December 31, 2010.

The classification error related to certain purchases of property and equipment that were unpaid at each of the balance sheet dates (but that were scheduled to be settled in cash soon thereafter), which were incorrectly reflected as cash outflows from investing activities and cash inflows from operating activities. This classification error resulted in a misstatement of net cash provided by operating activities and net cash used in investing activities, as follows (in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating Activities
Changes in accounts payable and accrued liabilities	$(64,079)	$57,943	$(6,136)	$87,668	$(49,444)	$38,224
Net cash provided by operating activities	182,445	57,943	240,388	387,509	(49,444)	338,065
Investing Activities
Purchases of property and equipment	$(434,395)	$(53,526)	$(487,921)	$(441,656)	$46,313	$(395,343)
Change in prepayments for purchases of property and equipment	(1,940)	(4,417)	(6,357)	(9,944)	3,131	(6,813)
Net cash used in investing activities	(41,479)	(57,943)	(99,422)	(779,975)	49,444	(730,531)

The Company has also reflected these corrections as applicable in its consolidated financial statements and also in the consolidating statements of cash flows presented in “Note 16. Guarantor Financial Information,” and has updated the Supplementary Cash Flow Information table in “Note 5. Supplementary Financial Information.”

The resulting restatement has no impact on the total end-of-period cash and cash equivalents reported on the consolidated statements of cash flows or on the related consolidated balance sheets, consolidated statements of comprehensive income or consolidated statements of stockholders’ equity for any of the affected periods.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements also include the operating results and financial position of Savary Island Wireless, LLC (“Savary Island”) and its wholly-owned subsidiaries prior to their merger with and into Cricket on December 28, 2012. Prior to October 1, 2012, the Company consolidated its non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island was a variable interest entity and, among other factors, the Company had entered into an agreement with Savary Island’s other member that established a specified purchase price in the event that it exercised its right to sell its membership interest to the Company. On October 1, 2012, the Company acquired the remaining 15% controlling membership interest in Savary Island and Savary Island and its wholly-owned subsidiaries became direct and indirect wholly-owned subsidiaries, respectively, of Cricket.

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the years ended December 31, 2012, 2011 and 2010, all of the Company’s revenues and long-lived assets related to operations in the United States.

Prior Year Revision

Prior year amounts have been revised to reflect the allocation of deferred rents between other long-term liabilities and other current liabilities. Net income and shareholders’ equity were not affected by this revision.

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

When the Company activates service for a new customer, it often sells that customer a device along with a period of service. In accordance with the authoritative guidance for revenue arrangements with multiple deliverables, the sale of a device along with service constitutes a multiple element arrangement. Under this guidance, once a company has determined the best estimate of selling price of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative selling price basis. Applying the guidance to these transactions results in the Company recognizing the total consideration received, less amounts allocated to the wireless service period (generally the customer’s monthly service plan), as equipment revenue.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2012, the Company entered into an arrangement with a third-party logistics provider to manage the planning, purchasing and fulfillment of handsets and other devices. The arrangement was structured, if fully implemented, to allow the Company’s third-party dealers and nationwide retailers to purchase handsets and other devices directly from the logistics provider, such that the Company, in most cases, would not hold title to, or have risk of loss for, the related device inventory shipped to its dealers. As a result, the Company would not record deferred equipment revenues or deferred charges on its balance sheet for the devices when shipped nor would the Company record equipment revenues or cost of equipment when these devices were activated. Amounts paid to the logistics provider would be recorded as deferred costs upon shipment of devices to the dealers and retailers and in cost of equipment when service is activated by the customer.

The Company amended the terms of the arrangement, effective December 1, 2012, such that the Company’s third-party dealers and nationwide retailers will no longer purchase handsets and other devices directly from the logistics provider. The logistics provider will continue to assist with the management of the Company’s supply chain efforts, including planning, purchasing and fulfillment. Prior to this amendment, during the fourth quarter of 2012, the Company’s third-party dealers and nationwide retailers purchased and sold approximately $20.5 million of handsets and other devices from the logistics provider.

Through a third-party provider, the Company’s customers may elect to participate in an extended warranty program for devices they purchase. The Company recognizes revenue on replacement devices sold to its customers under the program when the customer purchases the device.

The Company participates in the federal government’s Lifeline program and is designated as an eligible telecommunications carrier in certain states in which it provides wireless services. Under this program, the Company offers discounted wireless services to qualified customers and generally receives reimbursement for a portion of the subsidized services. The Company recognizes revenue under this program only after amounts eligible for reimbursement have been determined and services have been rendered.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. The service plans the Company currently offers are “all-inclusive” of telecommunications and regulatory fees, in that the Company does not separately bill and collect amounts owed and remitted to government agencies from its customers. For the Company’s legacy service plans, which are not “all-inclusive,” the Company separately bills and collects from its customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from the Company’s customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the years ended December 31, 2012, 2011 and 2010 the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $9.4 million, $32.6 million and $108.4 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance. See “Note 4. Fair Value of Financial Instruments and Non-Financial Assets” for further discussion regarding the Company’s measurement of assets and liabilities at fair value.

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

Long-Lived Intangible Assets

The Company’s long-lived intangible assets consist of trademarks and customer relationships. The Company’s trademarks were recorded upon adoption of fresh-start reporting and are being amortized on a straight-line basis over their estimated useful lives of fourteen years. Customer relationships acquired in connection with the Company’s acquisition of Hargray Wireless, LLC (“Hargray Wireless”) in 2008 and the formation of the STX Wireless joint venture in the fourth quarter of 2010 are

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortized on an accelerated basis over a useful life of up to four years. Amortization expense for other intangible assets for the years ended December 31, 2012, 2011 and 2010 was $16.8 million, $23.4 million and $10.1 million, respectively. Estimated amortization expense for other intangible assets is $10.6 million for 2013, $4.6 million for 2014, $2.6 million for 2015, $2.6 million for 2016, $2.6 million for 2017 and $1.5 million thereafter.

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

During the fourth quarter of 2012, in connection with the Company’s plans to reduce its previously planned network expansion activities and overall capital expenditures, certain projects relating to network design, site acquisition and other internal corporate initiatives were canceled. Therefore, the Company determined that certain capitalized amounts were no longer recoverable, and as such, recorded an impairment charge of $13.6 million during the fourth quarter of 2012, reducing the carrying value of those capitalized amounts to zero. There were no other events or circumstances that occurred during the year ended December 31, 2012 that indicated the carrying value of any long-lived assets may not be recoverable.

There were no events or circumstances that occurred during the year ended December 31, 2011 that indicated the carrying value of any long-lived assets may not be recoverable.

In August 2010, the Company entered into a wholesale agreement, which it uses to offer Cricket services in nationwide retailers outside of its current network footprint. This agreement has enabled the Company to strengthen its retail presence in its existing markets and expand its distribution nationwide, and provided greater flexibility with respect to the Company’s network expansion plans. As a result, after entering into this wholesale agreement, the Company determined to spend an increased portion of its planned capital expenditures on the deployment of next-generation LTE technology and to defer its previously planned network expansion activities. As a result of these developments, costs for certain network, design, site acquisition and capitalized interest relating to the expansion of the Company’s network that had been previously accumulated in construction-in-progress were determined to be impaired and the Company recorded an impairment charge of $46.5 million during the third quarter of 2010.

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. In addition on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The Company’s annual impairment test is conducted each year during the third quarter as further discussed in Note 6.

Wireless Licenses

The Company holds Personal Communications Services (“PCS”), Advanced Wireless Services (“AWS”) and 700 MHz wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are recorded at cost when acquired and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS and 700 MHz licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to provide wireless service using the relevant licenses for the foreseeable future. PCS, AWS and 700 MHz licenses are routinely renewed for either no or a nominal fee and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of the Company’s wireless licenses. On a quarterly basis, the Company evaluates the remaining useful lives of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The Company also tests its wireless licenses for impairment on an annual basis in accordance with the authoritative guidance for intangible assets. The Company’s annual impairment test is conducted each year during the third quarter. Refer to “Note 6. Wireless Licenses and Goodwill” for further discussion regarding the Company’s impairment evaluation of wireless licenses.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of December 31, 2012 and 2011, goodwill of $31.9 million primarily represented the excess of the purchase price over the fair value of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture. Refer to “Note 7. Significant Acquisitions and Other Transactions” for further discussion of the Company’s purchase price allocation and determination of goodwill. Goodwill is tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. The Company’s annual impairment test is conducted each year during the third quarter. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. Refer to “Note 6. Wireless Licenses and Goodwill” for further discussion regarding the Company’s goodwill impairment evaluation.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and for investments in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. The Company’s ownership interest in equity method investees ranges from approximately 6% to 20% of outstanding membership units. The carrying value of the Company’s investments in its equity method investees was $10.6 million and $11.0 million as of December 31, 2012 and 2011, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company’s share of earnings in its equity method investees (net of its share of their losses) was $(0.5) million, $3.0 million and $1.9 million, respectively.

On June 30, 2011, one of the Company’s equity method investees declared a cash dividend and paid the dividend with funds borrowed under a third-party line of credit. The Company’s share of the dividend based on its ownership percentage was $18.2 million and was received in full on July 1, 2011. In the consolidated statement of cash flows for the year ended December 31, 2011, the Company presented the portion of the dividend equal to its share of accumulated profits (approximately $6.6 million) as cash from operating activities and the remainder (approximately $11.6 million) as cash from investing activities, as it represented a return of the Company’s original investment.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has substantial federal and state NOLs for income tax purposes. Subject to certain requirements, the Company may “carry forward” its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of December 31, 2012, the Company had federal and state NOLs of approximately $2.6 billion and $2.0 billion, respectively, which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.0 billion, the Company’s ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period. All of the Company’s tax years from 1998 to 2011 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company’s 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the years ended December 31, 2012, 2011 and 2010, 8.4 million, 7.8 million and 9.4 million common share equivalents were excluded in the computation of diluted loss per share for those periods, respectively.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This new guidance is effective for the Company beginning in the first quarter of 2013 and will be applied prospectively. The Company anticipates that the adoption of this standard will not have a material impact on the Company or its consolidated financial statements.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of December 31, 2012 or December 31, 2011.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of December 31, 2012 and December 31, 2011 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of December 31, 2012 or December 31, 2011, other than the non-financial assets measured at fair value on a non-recurring basis discussed below.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains (losses) are presented in accumulated other comprehensive loss within stockholders’ equity in the consolidated balance sheets. Realized gains (losses) are presented in other income (expense), net in the consolidated statements of comprehensive income.

Cash Equivalents and Short-Term Investments

As of December 31, 2012 and December 31, 2011, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

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

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,421.5 million and $3,073.6 million as of December 31, 2012 and 2011, respectively. The Company’s debt was considered to be a Level 1 item for disclosure purposes.

Assets Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2012, non-financial assets with carrying value of $13.6 million accumulated in construction-in-progress had been reduced to a fair value of zero, resulting in an impairment charge of $13.6 million. There were no other non-financial assets that were measured and recorded at fair value on a non-recurring basis. As of December 31, 2011, non-financial assets that were measured and recorded at fair value on a nonrecurring basis consisted of non-operating wireless licenses in the amount of $9.1 million, the carrying value of which had been reduced to fair value during the year ended December 31, 2011, resulting in an impairment charge of $0.4 million. As discussed in Note 6, the Company recorded charges for the impairment of certain non-operating wireless licenses as of result of its 2011 annual impairment test. The fair value of the wireless licenses was determined using Level 3 inputs and the valuation techniques discussed therein.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	December 31, 2012	December 31, 2011
Other current assets:
Accounts receivable, net of allowances for bad debt of $1.3 million and $1.6 million, respectively(1)	$86,467	$86,736
Prepaid expenses	40,237	28,327
Other	12,538	19,394

	$139,242	$134,457

Property and equipment, net(2):
Network equipment	$3,348,122	$3,246,027
Computer hardware and software	526,348	455,873
Construction-in-progress	54,945	99,705
Other	109,400	111,510

	4,038,815	3,913,115
Accumulated depreciation	(2,276,725)	(1,955,741)

	$1,762,090	$1,957,374

Intangible assets, net:
Customer relationships	$50,435	$57,782
Trademarks	37,000	37,000

	87,435	94,782
Accumulated amortization of customer relationships	(40,528)	(33,704)
Accumulated amortization of trademarks	(22,244)	(19,601)

	$24,663	$41,477

Accounts payable and accrued liabilities:
Trade accounts payable	$143,931	$306,881
Accrued payroll and related benefits	67,539	66,229
Other accrued liabilities	184,640	87,168

	$396,110	$460,278

Other current liabilities:
Deferred service revenue(3)	$100,276	$113,768
Deferred equipment revenue(4)	36,471	43,793
Accrued sales, telecommunications, property and other taxes payable	4,267	22,380
Accrued interest	44,653	58,553
Other	31,213	25,246

	$216,880	$263,740

(1)	Accounts receivable, net, consists primarily of (i) amounts billed to third-party dealers for devices and accessories, (ii) amounts due from the Company’s third-party logistics provider for devices sold from the Company to the supplier, (iii) amounts due from the federal government in connection with the Lifeline program, and (iv) amounts due from service providers related to interconnect and roaming agreements, net of an allowance for doubtful accounts.
(2)	As of December 31, 2012 and December 31, 2011, approximately $45.8 million and $32.3 million of assets were held by the Company under capital lease arrangements, respectively. Accumulated amortization relating to these assets totaled $22.9 million and $18.5 million as of December 31, 2012 and December 31, 2011, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.
(4)	Deferred equipment revenue relates to devices sold to third-party dealers and nationwide retailers, which have not yet been purchased and activated by customers.

Supplementary Cash Flow Information (in thousands):

	December 31,
	2012	2011	2010
Cash paid for interest	$(268,186)	$(229,034)	$(244,123)
Cash paid for income taxes	$(4,043)	$(3,079)	$(2,810)
Supplementary disclosure of non-cash investing activities:
Contribution of wireless licenses	$—	$—	$2,381
Consideration provided for the acquisition of Pocket’s business	$—	$—	$99,894
Net wireless licenses received in exchange transaction	$106,877	$20,649	$—
Assets acquired through capital leases	$13,829	$1,749	$—
Acquisition of property and equipment	$43,220 (1)	$117,042 (1)	$44,145 (2)
Supplementary disclosure of non-cash financing activities:
Note issued as consideration for purchase of remaining interest in Denali Spectrum, LLC	$—	$—	$45,500

(1)	As restated
(2)	As revised

Note 6. Wireless Licenses and Goodwill

Wireless Licenses

As of December 31, 2012 and 2011, the carrying values of the Company’s wireless licenses (excluding assets held for sale) were $1.9 billion and $1.8 billion , respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2012 and 2011, wireless licenses with carrying values of $136.2 million and $204.3 million, respectively, were classified as assets held for sale. These related transactions are more fully described in “Note 7. Significant Acquisitions and Other Transactions”.

For purposes of testing impairment, the Company’s wireless licenses in its operating markets are combined into a single unit of account because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company’s operating markets. As of December 31, 2012, the carrying values of the Company’s operating and non-operating wireless licenses were $1,904.7 million and $42.6 million, respectively.

An impairment loss would be recognized on the Company’s operating wireless licenses when the aggregate fair value of the wireless licenses is less than their aggregate carrying value and is measured as the amount by which the licenses’ aggregate carrying value exceeds their aggregate fair value. An impairment loss would be recognized on the Company’s non-operating wireless licenses when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the relevant wireless licenses and charged to results of operations. As more fully described below, the fair value of the Company’s wireless licenses was determined using Level 3 inputs in accordance with the authoritative guidance for fair value measurements.

The valuation method the Company uses to determine the fair value of its wireless licenses is the market approach. Under this method, the Company determines fair value by reviewing sales prices of other wireless licenses of similar size and type that have been recently sold through government auctions and private transactions. As part of this market-level analysis, the fair

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

value of each wireless license is also evaluated and adjusted for developments or changes in legal, regulatory and technical matters, and for demographic and economic factors, such as population size, unemployment rates, composition, growth rate and density, household and disposable income, and composition and concentration of the market’s workforce in industry sectors identified as wireless-centric (for example, real estate, transportation, professional services, agribusiness, finance and insurance).

In connection with the Company’s 2012 annual impairment test, the aggregate fair value and carrying value of the Company’s operating wireless licenses (excluding assets held for sale) were $2,415.0 million and $1,745.7 million, respectively, as of September 30, 2012. No impairment charges were recorded during the years ended December 31, 2012 or 2011 with respect to the Company’s operating wireless licenses as the aggregate fair value of these licenses exceeded their aggregate carrying value as of such dates. If the fair value of the Company’s operating wireless licenses had declined by 10%, the Company would not have recognized any impairment loss.

In connection with the Company’s 2012 annual impairment test, the aggregate fair value and carrying value of the Company’s non-operating wireless licenses (excluding assets held for sale) were $77.9 million and $42.6 million, respectively, as of September 30, 2012. The Company did not record any impairment charges during the year ended December 31, 2012 to reduce the carrying value of any non-operating wireless license to its estimated fair value. If the fair value of the Company’s non-operating wireless licenses had each declined by 10%, the Company would have recognized an impairment loss of approximately $0.1 million. The Company recorded an impairment charge of $0.4 million during the year ended December 31, 2011 to reduce the carrying value of certain non-operating wireless licenses to their estimated fair values.

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

On January 3, 2011, the Company acquired a customer assistance call center from various entities doing business as Pocket Communications (“Pocket”) for $850,000. The Company accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

The following table summarizes the changes in the carrying amount of the Company’s goodwill during the years ended December 31, 2012 and December 31, 2011 (in thousands):

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant judgments are required in connection with the Company’s annual impairment test in order to estimate its fair value. The Company has generally based its determination of fair value primarily upon its average market capitalization for the month of August plus a control premium. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. The Company considered the month of August to be an appropriate period over which to measure average market capitalization in 2012 because trading prices during that period reflected market reaction to the Company’s most recently announced financial and operating results, announced early in the month of August.

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

In the fourth quarter of 2012, the Company evaluated whether any triggering events or changes in circumstances had occurred subsequent to the annual impairment test conducted in the third quarter of 2012. As part of this evaluation, the Company considered whether there were any events or circumstances that would indicate it was more likely than not that the carrying value of the Company exceeded its fair value. Based on this evaluation, the Company determined that the $106.4 million gain resulting from the spectrum swap with T-Mobile, which closed on October 1, 2012, constituted a triggering event due to the significant increase in the Company’s carrying value that resulted from the transaction. See “Note 7. Significant Acquisitions and Other Transactions” for additional information on the spectrum swap. As such, the Company was required to perform an interim goodwill impairment test. In conducting the interim impairment test, the Company determined its fair value by using the average market capitalization during the month of October, which was selected because that was the month in which the spectrum swap transaction closed. Consistent with the Company’s annual impairment test conducted in the third quarter, the Company continued to apply a control premium of 30% to its average market capitalization. The carrying value of the Company’s goodwill was $31.9 million as of October 31, 2012. The value of the Company’s net assets as of October 31, 2012 was $528.0 million and the fair value of the Company, based upon the average market capitalization during the month of October and an assumed control premium of 30%, was $621.2 million. As such, the Company determined that no impairment condition existed on an interim basis and the Company was not required to perform the second step of the goodwill impairment test.

The closing price of Leap common stock was $6.65 on December 31, 2012 and Leap’s market capitalization was above the Company’s book value as of such date. Since that time, the closing price of Leap common stock has ranged from a high of $7.05 per share to a low of $5.51 per share. If the price of Leap common stock continues to trade at or near current levels or certain triggering events were to occur, the Company may be required to perform the second step of its goodwill impairment test on an interim basis to determine the fair value of its net assets, which may require the Company to recognize a non-cash impairment charge for some or all of the $31.9 million carrying value of its goodwill.

Based upon the Company’s annual impairment test conducted during the third quarter of 2011, it was determined that no impairment condition existed because the book value of the Company’s net assets as of August 31, 2011 was $676.1 million and the fair value of the Company, based upon its average market capitalization during the month of August and an assumed control premium of 30%, was $848.4 million.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7. Significant Acquisitions and Other Transactions

Other Transactions

On November 26, 2012, the Company entered into an intra-market license exchange agreement with a subsidiary of T-Mobile USA, Inc., (“T-Mobile”) and Cellco Partnership dba Verizon Wireless (“Verizon Wireless”) involving various markets in Philadelphia, Wilmington and Atlantic City. Completion of the license exchange is subject to customary closing conditions, including the consent of the FCC. The wireless licenses to be transferred under the license exchange agreements have been classified in assets held for sale at their carrying value of $136.2 million in the consolidated balance sheets as of December 31, 2012.

On October 1, 2012, the Company assigned to various entities affiliated with T-Mobile spectrum in various markets in Alabama, Illinois, Missouri, Minnesota and Wisconsin in exchange for 10 MHz of additional AWS spectrum in Phoenix, Houston and two other Texas markets. The transactions also included intra-market exchanges between the Company and T-Mobile in Philadelphia, Wilmington, Atlantic City and various markets in Texas and New Mexico. The Company recognized a non-cash gain on the transaction of approximately $106.4 million related to the excess of the fair value over carrying value of the spectrum exchanged by the Company in this transaction.

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

On June 30, 2011, one of the Company’s equity method investees declared a cash dividend and paid the dividend with funds borrowed under a third-party line of credit. The Company’s share of the dividend based on its ownership percentage was $18.2 million and was received in full on July 1, 2011. In the consolidated statement of cash flows for the year ended December 31, 2011, the Company presented the portion of the dividend equal to its share of accumulated profits (approximately $6.6 million) as cash from operating activities and the remainder (approximately $11.6 million) as cash from investing activities, as it represented a return of the Company’s original investment.

On February 11, 2011, the Company entered into an agreement with Global Tower, LLC (“GTP”) to sell certain of the Company’s telecommunications tower assets in one or more closings. During the second and third quarters of 2011, the Company sold those telecommunications towers and related assets for approximately $25.8 million in cash. The transaction was structured as a sale lease-back financing, in which the Company entered into a 10-year lease agreement with GTP to continue the Company’s commercial use of the towers. Accordingly, the Company recorded a capital lease obligation of $25.8 million, which was equal to the proceeds received from GTP.

STX Wireless Joint Venture

Cricket service is offered in South Texas by the Company’s joint venture STX Operations, which Cricket controls through a 75.75% membership interest in its parent company STX Wireless. The joint venture was created in October 2010 through the contribution by the Company and Pocket of substantially all of their respective wireless spectrum and operating assets in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, the Company made payments to Pocket of approximately $40.7 million in cash.

The Company accounted for the acquisition of Pocket’s business as a business purchase combination in accordance with the authoritative guidance for business combinations, with the Company as the acquirer. The consideration provided to Pocket in exchange for Pocket’s business, was allocated to the tangible and intangible assets acquired and liabilities assumed by STX Wireless based on their fair values as of October 1, 2010. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pocket’s 24.25% non-controlling membership interest in STX Wireless was recorded in mezzanine equity as a component of redeemable non-controlling interests. The non-controlling interest was initially recognized as part of the purchase accounting in the amount of $51.5 million. The $51.5 million amount comprised the sum of Pocket’s proportionate share (24.25%) of the fair value in the business contributed to the joint venture by Pocket plus its proportionate share (24.25%) of the net equity of the business contributed by Cricket.

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

To the extent the redemption price for Pocket’s non-controlling membership interest varies from the value of Pocket’s net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the years ended December 31, 2012 and 2011, the Company recorded a net accretion benefit of approximately $0.7 million and $8.9 million, respectively, to bring the carrying value of Pocket’s membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $9.1 million and $3.0 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless’ earnings for the year ended December 31, 2012. During the year ended December 31, 2011, STX Wireless made similar pro-rata tax distributions of $5.7 million and $1.7 million to Cricket and Pocket, respectively. The Company recorded these tax distributions to Pocket as an adjustment to additional paid-in-capital in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

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

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket’s membership interests in STX Wireless. As of December 31, 2012, Pocket had approximately $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket’s membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket’s membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket’s net interest in STX Wireless, brought the carrying value of Pocket’s membership interests in STX Wireless to an estimated redemption value of $64.5 million and $90.7 million as of December 31, 2012 and 2011, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In a separate transaction, on January 3, 2011, the Company acquired Pocket’s customer assistance call center for $850,000. The Company accounted for this transaction as a business purchase combination in accordance with the authoritative guidance for business combinations. A portion of the purchase price was assigned to property and equipment and the remaining amount was allocated to goodwill.

During 2011, the Company completed the integration of Cricket and Pocket operating assets in the South Texas region to enable the combined network and retail operations of the STX Wireless joint venture to operate more efficiently. During the year ended December 31, 2011, the Company incurred approximately $26.4 million of such integration costs, which were recorded in impairments and other charges within the Company’s consolidated statements of comprehensive income.

Savary Island Venture

Cricket formerly owned an 85% non-controlling membership interest in Savary Island, which held wireless spectrum in the upper Midwest portion of the U.S. and which leased a portion of that spectrum to us. The remaining 15% controlling interest was held by Ring Island Wireless, LLC (“Ring Island”). In May 2012, Ring Island exercised its right to put its entire controlling membership interest in Savary Island to Cricket, and in October 2012, Cricket acquired Ring Island’s 15% controlling interest for approximately $5.3 million in cash. In December 2012, Savary Island and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity.

Cricket, Savary Island and Savary Island’s wholly-owned subsidiaries were party to an Amended and Restated Credit Agreement, dated as of December 27, 2010 (the “Savary Island Credit Agreement”) pursuant to which Savary Island had assumed approximately $211.6 million of the outstanding loans owed to Cricket by a subsidiary of Denali Spectrum, LLC (“Denali”) in connection with the contribution of certain wireless spectrum by a subsidiary of Denali to Savary Island. Under the Savary Island Credit Agreement, Cricket had also agreed to loan Savary Island up to $5.0 million to fund its working capital needs. Immediately prior to Cricket’s acquisition of Ring Island’s controlling membership interest in Savary Island, the outstanding borrowings under the Savary Island Credit Agreement (including accrued interest), after giving effect to various repayments and debt cancellations made in connection with the closing of spectrum transactions involving Savary Island, totaled approximately $12.5 million. In connection with Cricket’s acquisition of Ring Island’s controlling membership interest, all remaining indebtedness under the Savary Island Credit Agreement was converted into equity in Savary Island and the Savary Island Credit Agreement and all related loan and security documents were terminated.

Note 8. Arrangements with Variable Interest Entities and Joint Ventures

As described in Note 3, the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Prior to October 1, 2012, the Company consolidated its non-controlling membership interest in Savary Island in accordance with the authoritative guidance for the consolidation of variable interest entities because Savary Island was a variable interest entity and, among other factors, the Company had entered into an agreement with Savary Island’s other member that established a specified purchase price in the event that it exercised its right to sell its membership interest to the Company. As described in Note 7, in October 2012, Cricket acquired the remaining 15% controlling membership interest in Savary Island that it did not previously own, and accordingly, Savary Island and its wholly owned subsidiaries became direct and indirect wholly owned subsidiaries of Cricket. Savary Island and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity, on December 28, 2012. As such, as of December 31, 2012, the Company did not consolidate any variable interest entities.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate carrying amount and classification of the assets and liabilities of Savary Island, excluding intercompany accounts and transactions, as of December 31, 2011 are presented in the table below (in thousands):

December 31, 2011
Assets
Cash and cash equivalents	$7,084
Wireless licenses	41,947
Assets held for sale (1)	85,190

Total assets	$134,221

Liabilities
Other current liabilities	$5

Total liabilities	$5

(1)	Represents the carrying value of wireless licenses sold by Savary Island to Verizon Wireless on August 28, 2012 under the license sale transaction discussed in Note 7.

The following table provides a summary of the changes in value of the Company’s redeemable non-controlling interests (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance, January 1	$95,910	$104,788
Accretion of redeemable non-controlling interests, before tax	28	(7,844)
Purchase of membership units of non-controlling interests	(5,250)	—
Loans made to joint venture partner	(8,255)	—
Optional distribution made to joint venture partner	(16,243)	—
Other	(1,673)	(1,034)

Ending balance, December 31,	$64,517	$95,910

Note 9. Unrestricted Subsidiaries

In July 2011, the Company’s board of directors designated Cricket Music and Cricket Music’s wholly-owned subsidiary Muve USA, LLC (“Muve USA”) as “Unrestricted Subsidiaries” under the indentures governing Cricket’s senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as “Unrestricted Subsidiaries” under the Credit Agreement. Muve USA holds certain hardware, software and intellectual property relating to Cricket’s Muve Music service. The financial position and results of operations of Cricket Music and Muve USA are included in the Company’s consolidated financial statements included in this report. Together with STX Wireless, Cricket Music and Muve USA and their subsidiaries are presented as “Non-Guarantors” within the Company’s condensed consolidating financial statements included in Note 16.

As required by the Credit Agreement and the indentures governing Cricket’s senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position as of December 31, 2012 and December 31, 2011 and results of operations of Cricket Music and Muve USA for the years ended December 31, 2012 and 2011 in the following tables separately (in thousands):

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1	$1
Property and equipment, net	4,937	9,435

Total assets	$4,938	$9,436

Liabilities and stockholders’ equity
Other current liabilities	$5	$—

Stockholders’ equity	4,933	9,436

Total liabilities and stockholders’ equity	$4,938	$9,436

	Year Ended December 31,
	2012	2011
Revenues	$—	$—
Operating expenses:
Depreciation and amortization	4,497	2,225
Other	14	1

Total operating expenses	4,511	2,226

Operating loss	(4,511)	(2,226)

Net loss	$(4,511)	$(2,226)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10. Long-Term Debt, Net

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

Credit Agreement

On October 10, 2012, Cricket entered into a credit agreement (the “Credit Agreement”) with respect to a $400 million senior secured term loan facility, which was fully drawn at closing and matures in October 2019. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At December 31, 2012, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.80%. Borrowings under the Credit Agreement must be repaid in 27 quarterly installments of $1.0 million each, commencing on March 31, 2013, followed by a final installment of $373.0 million at maturity. Net proceeds from the term loan facility were used to redeem all of Cricket’s $300 million in aggregate principal amount of outstanding 10.0% unsecured senior notes due 2015 and other general corporate purposes.

Borrowings under the Credit Agreement are guaranteed by Leap and each of its existing and future wholly owned domestic subsidiaries (other than Cricket, which is the borrower) that guarantees any indebtedness of Leap, Cricket or any subsidiary guarantor or that constitutes a “significant subsidiary” as defined in Regulation S-X under the Securities Act of 1933, as amended (subject to certain exceptions).

Borrowings under the Credit Agreement are effectively senior to all of Leap’s, Cricket’s and the guarantors’ existing and future unsecured indebtedness (including Cricket’s $1,600 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap’s $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the obligations under the Credit Agreement.

Borrowings under the Credit Agreement are secured on a first-priority basis, equally and ratably with Cricket’s 7.75% senior secured notes due 2016 and any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the Credit Agreement, Leap, Cricket and the guarantors are permitted to incur liens securing indebtedness for borrowed money in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the 7.75% senior secured notes due 2016) of up to the greater of $1,750 million and 3.5 times Leap’s consolidated cash flow (excluding the consolidated cash flow of Cricket Music Holdco, LLC (“Cricket Music”) (a wholly-owned subsidiary of Cricket that holds certain hardware, software and intellectual property relating to Cricket’s Muve Music® service)) for the prior four fiscal quarters.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Borrowings under the Credit Agreement are effectively junior to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap’s consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, borrowings under the Credit Agreement are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing the Company’s secured and unsecured senior notes and convertible notes.

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

Discharge of Non-Negotiable Promissory Note Due 2015

Cricket service was previously offered in greater Chicago and Southern Wisconsin by Denali Spectrum, LLC (“Denali”), an entity in which the Company previously owned an 82.5% non-controlling membership interest. In December 2010, Cricket purchased the remaining 17.5% controlling membership interest in Denali that it did not previously own. As part of the purchase price, Cricket issued a five-year $45.5 million non-negotiable promissory note in favor of the former holder of such controlling membership interest, which was scheduled to mature on December 27, 2015. Interest on the outstanding principal balance of the note varied from year to year at rates ranging from approximately 5.0% to 8.3% and compounded annually. Cricket’s obligations under the note were secured on a first-lien basis by certain assets of Savary Island. As of December 31, 2011, $21.9 million in principal amount of indebtedness was outstanding under the note. On August 28, 2012, in connection with the sale of certain spectrum by Savary Island to Verizon Wireless that was secured by the noteholder’s lien, Cricket repaid the balance of the non-negotiable promissory note in full and the non-negotiable promissory note was terminated and discharged.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the Credit Agreement and the secured and unsecured senior notes described below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016, to the extent of the value of the assets securing such obligations.

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

The notes and the guarantees are effectively senior to all of Leap’s, Cricket’s and the guarantors’ existing and future unsecured indebtedness (including Cricket’s $1,600 million aggregate principal amount of unsecured senior notes and, in the case of Leap, Leap’s $250 million aggregate principal amount of convertible senior notes), as well as to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the notes and the guarantees.

The notes and the guarantees are secured on a first-priority basis, equally and ratably with the Credit Agreement and any future parity lien debt, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the senior secured notes indenture, Leap, Cricket and the guarantors are permitted to incur debt under existing and future secured credit facilities in an aggregate principal amount outstanding (including the aggregate principal amount outstanding of the notes and under the Credit Agreement) of up to the greater of $1,500 million and 2.5 times Leap’s consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The notes and the guarantees are effectively junior to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted priority debt that may be incurred in the future (up to the lesser of 0.30 times Leap’s consolidated cash flow (excluding the consolidated cash flow of STX Wireless and Cricket Music) for the prior four fiscal quarters and $300 million in aggregate principal amount outstanding), to the extent of the value of the collateral securing such permitted priority debt, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

The notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in April 2011. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes) that guarantees indebtedness of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement and the senior secured notes due 2016, to the extent of the value of the assets securing such obligations, as well as to existing and future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors (including STX Wireless and Cricket Music and their respective subsidiaries). In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Impairments and Other Charges

Impairments and other charges consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Goodwill impairment (Note 6)	$—	$—	$430,101
Wireless license impairment (Note 6)	—	377	766
Property and equipment impairment (Note 3)	13,640	—	46,460
Severance and restructuring activities	25,759	—	—
Post-acquisition charges (Note 7)	—	26,393	—

Impairments and other charges	$39,399	$26,770	$477,327

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12. Income Taxes

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2012, the Company estimated it had federal and state NOL carryforwards of approximately $2.6 billion and $2.0 billion, respectively (which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes). During the year ended December 31, 2012, $37.2 million of the Company’s state NOLs expired. Included in the Company’s federal and state net operating loss carryforwards are $24.6 million of losses which, when utilized, will increase additional paid-in capital by approximately $9.4 million.

The Company’s ability to utilize NOLs could be limited if it were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change in the Company’s ownership would limit the amount of NOL carryforwards it could utilize in a given year. This limitation would accelerate cash tax payments the Company would be required to make and likely result in a substantial portion of its NOLs expiring before the Company could fully utilize them.

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

The Company’s unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period. All of the Company’s tax years from 1998 to 2011 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company’s 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

Note 13. Share-based Compensation

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

A summary of the Company’s stock option award activity as of and for the years ended December 31, 2012 and 2011 is as follows (in thousands, except per share data):

	Number of Shares (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	4,631	$40.73	5.94	$137

Options exercisable at December 31, 2010	2,308	$38.98	5.07	$—

Options granted	1,138	$10.47
Options forfeited	(2,620)	45.37
Options exercised	(2)	14.89

Options outstanding at December 31, 2011	3,146	$25.93	6.89	$1,012

Options exercisable at December 31, 2011	1,466	$34.71	4.79	$—

Options granted	1,453	$8.22
Options forfeited	(1,234)	36.59
Options exercised	—	—

Options outstanding at December 31, 2012	3,365	$14.38	6.82	$433

Options exercisable at December 31, 2012	1,222	$23.30	4.23	$—

(1)	The stock options granted and forfeited activity for the year ended December 31, 2011 included the impact of our stock option exchange program as discussed below. The stock options forfeited activity for the year ended December 31, 2012 included options surrendered pursuant to the Surrender Agreements discussed below.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Upon option exercise, the Company issues new shares of common stock. Cash received from stock option exercises was $0 and $32,730 during the years ended December 31, 2012 and 2011, respectively. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a valuation allowance on its deferred tax assets, as more fully described in Note 12.

On August 10, 2011, the Company launched a stock option exchange program pursuant to which the Company offered to exchange eligible outstanding stock options previously granted under the 2004 Plan and 2009 Plan issued to eligible Cricket employees for a lesser number of replacement options to be granted under the 2004 Plan, with an exercise price equal to the closing price of Leap common stock on the date of the replacement grant (the “Exchange Offer”). The Company completed the Exchange Offer on September 23, 2011. Options for an aggregate of approximately 1.6 million shares of Leap common stock, representing approximately 93% of the total number of eligible options, were exchanged in the Exchange Offer for replacement options for an aggregate of 256,202 shares of Leap common stock, with an exercise price of $7.09 per share, which vest over three years. The exchange ratios used to determine how many replacement options were granted were determined on a grant-by-grant basis and were intended to result in the fair value, for accounting purposes, of the replacement options being approximately 50% of the fair value of the surrendered options using the Black-Scholes stock option pricing model. The Exchange Offer did not result in any additional share-based compensation expense. Executive officers and members of the Company’s board of directors were not permitted to participate in the Exchange Offer. The impacts related to the amount of stock options granted, forfeited and outstanding and the related values are included in the table above.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s restricted stock award activity as of and for the years ended December 31, 2012 and 2011 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock awards outstanding at December 31, 2010	2,118	$28.54
Shares issued	684	11.84
Shares forfeited	(353)	29.06
Shares vested	(484)	36.51

Restricted stock awards outstanding at December 31, 2011	1,965	$20.68

Shares issued	955	$7.48
Shares forfeited	(608)	$17.13
Shares vested	(499)	$29.44

Restricted stock awards outstanding at December 31, 2012	1,813	$12.68

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

Deferred Stock Units

Under guidance for share-based compensation, the fair value of the Company’s deferred stock units is based on the grant date fair value of the Company’s common stock. All deferred stock units were granted with no purchase price. The Company issued 404,250 and 90,000 deferred stock units at a weighted-average grant date fair value of $9.24 and $12.39 per share during the years ended December 31, 2012 and 2011, respectively. Certain of the deferred stock units contain performance conditions, which will determine the number of shares that will be ultimately issued when the awards vest, which could result in the Company issuing up to 283,000 shares. The shares underlying these deferred stock units will be issued and vest upon the completion of a three-year service period. The Company has estimated the total number of shares that will vest and the related share-based expense in accordance with the authoritative guidance for share-based payments with performance conditions. At December 31, 2012, total unrecognized compensation cost related to deferred stock units was $0.7 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

The Company’s Amended and Restated Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock were reserved for issuance under the ESP Plan, and a total of 39,296 shares remained available for issuance under the ESP Plan as of December 31, 2012. The most recent offering period under the ESP Plan was from July 1, 2012 through December 31, 2012. On December 19, 2012, the Company’s board of directors approved an amendment to the Amended and Restated Employee Stock Purchase Plan to add 400,000 shares for issuance thereunder, subject to, and contingent upon, the approval of the Company’s stockholders, which approval will be requested at the Annual Meeting of Stockholders to be held in 2013.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Allocation of Share-based Compensation Expense

Total share-based compensation expense related to all of the Company’s share-based awards for the years ended December 31, 2012, 2011, and 2010 was allocated in the consolidated statements of comprehensive income as follows (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Cost of service	$254	$1,734	$3,673
Selling and marketing expense	22	1,985	5,781
General and administrative expense	7,846	11,609	27,155

Share-based compensation expense	$8,122	$15,328	$36,609

Share-based compensation expense per share:
Basic	$0.11	$0.20	$0.48

Diluted	$0.11	$0.20	$0.48

Note 14. Employee Savings and Retirement Plan

The Company’s 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contributions were approximately $5.3 million, $5.6 million, and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 15. Commitments and Contingencies

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

iPhone Purchase Commitment

In May 2012, the Company entered into a three-year iPhone purchase commitment with Apple. The commitment began upon the Company’s launch of sales of the iPhone in June 2012. Based on its current handset purchase and sales mix and current iPhone device pricing, the Company estimates that the commitment would require it to purchase approximately $800 million of

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

iPhones, with annual commitments during the three-year period that increase moderately in the second and third years. The Company projects that the minimum number of iPhones that it is required to purchase from Apple over the term of the commitment would represent 10% or less of the total number of handsets it expects to sell to new and upgrading customers over the period of the commitment and for approximately one year thereafter. However, the actual amount that the Company spends and the number of devices that it purchases over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device, future costs for the device, the success of the Company’s marketing and advertising efforts, customer demand for devices offered by other manufacturers and other factors.

At its current purchase rate, the Company projects that it will purchase approximately one-half of its first-year minimum purchase commitment through June 2013, although the actual amount of the Company’s purchases will depend on the factors described above. If Apple were to require the Company to meet the annual minimum commitment in each of the three years of the contract term, the Company estimates that it would be required to purchase approximately $100 million of additional iPhones in mid-2013 above its current purchase rate, approximately $150 million of additional iPhones in mid-2014 above its current purchase rate and approximately $200 million of additional iPhones in mid-2015 above its current purchase rate. The Company believes, however, that it will be able to increase its current iPhone sales rate and purchase and sell the required minimum number of devices over the period of the commitment and for a subsequent inventory sell-through period not to exceed one year. The Company is pursuing a number of programs to expand sales volume. The Company also has the flexibility to modify the price at which it offers the iPhone to drive increased volume. In addition, it is possible that the Company and Apple could agree to revise the requirements under, or extend the term of, the Company’s purchase commitment, although the Company’s current capital and liquidity projections do not assume that such a modification will occur.

Wholesale Agreement

In August 2010, the Company entered into a wholesale agreement with an affiliate of Sprint Nextel which it uses to offer Cricket services in nationwide retailers outside of its current network footprint. The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, the Company pays Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. The Company has agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement, with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. The Company entered into an amendment to the wholesale agreement in February 2013 to enable the Company to purchase 4G LTE services. In addition, under the amendment, the Company can credit up to $162 million of revenue it provides Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue provided to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent the Company’s revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

The Company’s obligation to provide the minimum purchase amount for any calendar year is subject to Sprint’s compliance with specified covenants in the wholesale agreement. Based upon a review of information provided to the Company by Sprint, the Company informed Sprint that certain of those covenants had not been met in 2012 and that, as a result, the Company was not subject to the minimum purchase commitment for 2012. Sprint disputed that assertion. In February 2013, the parties resolved this matter.

In addition, in the event Leap is involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than MetroPCS Communications, Inc. (“MetroPCS”)), either the Company (or the Company’s successor in interest) or Sprint may terminate the wholesale agreement within 60 days following the closing of such a transaction. In connection with any such termination, the Company (or its successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum purchase commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, being 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Note 16. Guarantor Financial Information

The $2,700 million of senior notes issued by Cricket (the “Issuing Subsidiary”) are comprised of $1,100 million of senior secured notes due 2016 and $1,600 million of unsecured senior notes due 2020. The notes are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and Cricket License Company, LLC, a 100%-owned subsidiary of Cricket (the “Guarantor Subsidiary”).

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

In connection with the restatement of the Company’s audited consolidated statements of cash flows, the Company has restated its condensed consolidating statements of cash flows for the years ended December 31, 2012 and 2011 due to a classification error related to the presentation of certain capital expenditures and operating cash flows (see Note 2). In addition, the Company has revised its condensed consolidating statement of cash flows for the year ended December 31, 2010 to correct this error, although the impact was determined to be immaterial to the condensed consolidating financial statements for the year ended December 31, 2010.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The classification error related to certain purchases of property and equipment that were unpaid at each of the balance sheet dates (but that were scheduled to be settled in cash soon thereafter), which were incorrectly reflected as cash outflows from investing activities and cash inflows from operating activities. This classification error resulted in a misstatement of net cash provided by operating activities and net cash used in investing activities. The classification error has been reflected in the condensed consolidating statements of cash flows for the Issuing Subsidiary and Non-Guarantor Subsidiaries as follows:

Condensed consolidating statement of cash flows for the year ended December 31, 2012:

•	Issuing Subsidiary – Increased net cash provided by operating activities by $59.4 million with a corresponding increase in net cash used in investing activities for the same amount.

•	Non-Guarantor Subsidiaries – Decreased net cash provided by operating activities by $1.5 million with a corresponding decrease in net cash used in investing activities for the same amount.

Condensed consolidating statement of cash flows for the year ended December 31, 2011:

•	Issuing Subsidiary – Decreased net cash provided by operating activities by $48.6 million with a corresponding decrease in net cash used in investing activities for the same amount.

•	Non-Guarantor Subsidiaries – Decreased net cash provided by operating activities by $0.9 million with a corresponding decrease in net cash used in investing activities for the same amount.

Condensed consolidating statement of cash flows for the year ended December 31, 2010:

•	Issuing Subsidiary – Increased net cash provided by operating activities by $13.2 million with a corresponding increase in net cash used in investing activities for the same amount.

•	Non-Guarantor Subsidiaries – Decreased net cash provided by operating activities by $5.6 million with a corresponding decrease in net cash used in investing activities for the same amount.

In addition, certain revisions that were previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and filed with the SEC on May 2, 2013 have been made to certain intercompany balances in the condensed consolidating balance sheets as of December 31, 2012 and 2011 presented below to more appropriately reflect the substance of the underlying transactions or related settlement terms on a consistent basis. These revisions had no impact on the consolidated balance sheets as of December 31, 2012 and 2011 or the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010. The revisions had the following impacts:

Condensed consolidating balance sheets as of December 31, 2012 and 2011:

•	Guarantor Parent Company - Reclassified $11.2 from long-term to current assets in both 2012 and 2011 and $66.5 and $56.0 million, respectively from current to long-term liabilities.

•	Issuing Subsidiary - Reclassified $27.5 million and $14.8 million, respectively, from long-term to current assets, and in both 2012 and 2011 reclassified $242.5 from current to long-term liabilities. For 2012, reclassified $35.3 million from current liabilities to long-term assets and reclassified $3.9 million from current liabilities to other current assets.

•	Guarantor Subsidiary - Reclassified $49.4 million and $27.9 million, respectively, from long-term to current assets.

•	Guarantor Subsidiary - For 2012, reclassified $35.3 million from long-term assets to stockholders’ equity to reflect non-cash equity contributions from the Issuing Subsidiary to the Guarantor Subsidiary.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Non-Guarantor Subsidiaries - Reclassified $32.6 million and $18.0 million, respectively, from current to long-term liabilities. For 2012, reclassified $0.4 million from current liabilities to current assets.

The Company assessed the materiality of the revisions noted above and concluded that they were not material to any of the Company’s previously issued financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidating Balance Sheet as of December 31, 2012 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Cash and cash equivalents	$69	$449,668	$—	$65,813	$—	$515,550
Short-term investments	—	159,426	—	—	—	159,426
Inventories	—	118,149	—	3,452	—	121,601
Deferred charges	—	60,933	—	30	—	60,963
Advances to affiliates and consolidated subsidiaries	11,182	23,592	49,407	—	(84,181)	—
Other current assets	707	129,346	—	13,519	(4,330)	139,242

Total current assets	11,958	941,114	49,407	82,814	(88,511)	996,782
Property and equipment, net	—	1,694,365	—	67,725	—	1,762,090
Investments in and advances to affiliates and consolidated subsidiaries	739,072	2,327,953		—	(3,067,025)	—
Wireless licenses	—	—	1,882,421	64,912	—	1,947,333
Assets held for sale	—	—	136,222	—	—	136,222
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	14,756	—	9,907	—	24,663
Other assets	3,938	54,852	—	9,494	—	68,284

Total assets	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$40	$389,951	$—	$6,119	$—	$396,110
Current maturities of long-term debt	—	4,000	—	—	—	4,000
Intercompany payables	—	60,589	—	23,592	(84,181)	—
Other current liabilities	5,247	202,740	—	13,223	(4,330)	216,880

Total current liabilities	5,287	657,280	—	42,934	(88,511)	616,990
Long-term debt, net	250,000	3,048,463	—	—	—	3,298,463
Deferred tax liabilities	—	385,111	—	—	—	385,111
Long-term intercompany payables	66,549	242,500	—	32,562	(341,611)	—
Other long-term liabilities	—	149,819	—	19,228	—	169,047

Total liabilities	321,836	4,483,173	—	94,724	(430,122)	4,469,611
Redeemable non-controlling interests	—	64,517	—	—	—	64,517
Stockholders’ equity	433,132	496,572	2,068,050	160,792	(2,725,414)	433,132

Total liabilities and stockholders’ equity	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2011 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Cash and cash equivalents	$91	$270,055	$—	$75,097	$—	$345,243
Short-term investments	—	405,801	—	—	—	405,801
Inventories	—	110,710	—	6,247	—	116,957
Deferred charges	—	57,936	—	43	—	57,979
Advances to affiliates and consolidated subsidiaries	11,182	14,846	27,863	—	(53,891)	—
Other current assets	2,279	131,330	—	848	—	134,457

Total current assets	13,552	990,678	27,863	82,235	(53,891)	1,060,437
Property and equipment, net	—	1,876,031	—	81,343	—	1,957,374
Investments in and advances to affiliates and consolidated subsidiaries	907,204	2,227,095	—	—	(3,134,299)	—
Wireless licenses	—	—	1,724,058	64,912	—	1,788,970
Assets held for sale	—	—	204,256	—	—	204,256
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	17,418	—	24,059	—	41,477
Other assets	3,894	59,592	—	4,804	—	68,290

Total assets	$924,650	$5,182,036	$1,956,177	$278,017	$(3,188,190)	$5,152,690

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$79	$447,298	$—	$12,901	$—	$460,278
Current maturities of long-term debt	—	21,911	—	—	—	21,911
Intercompany payables	—	39,046	—	14,847	(53,893)	—
Other current liabilities	5,247	247,135	—	11,358	—	263,740

Total current liabilities	5,326	755,390	—	39,106	(53,893)	745,929
Long-term debt, net	250,000	2,948,749	—	—	—	3,198,749
Deferred tax liabilities	—	333,804	—	—	—	333,804
Long-term intercompany payables	56,009	242,500	—	17,964	(316,473)	—
Other long-term liabilities	—	140,979	—	24,004	—	164,983

Total liabilities	311,335	4,421,422	—	81,074	(370,366)	4,443,465
Redeemable non-controlling interests	—	95,910	—	—	—	95,910
Stockholders’ equity	613,315	664,704	1,956,177	196,943	(2,817,824)	613,315

Total liabilities and stockholders’ equity	$924,650	$5,182,036	$1,956,177	$278,017	$(3,188,190)	$5,152,690

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2012 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$2,608,538	$—	$338,841	$78	$2,947,457
Equipment revenues	—	168,279	—	26,605	—	194,884
Other revenues	—	15,317	111,981	197	(127,495)	—

Total revenues	—	2,792,134	111,981	365,643	(127,417)	3,142,341

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	1,057,210	—	89,057	(112,100)	1,034,167
Cost of equipment	—	721,957	—	94,269	—	816,226
Selling and marketing	—	311,410	—	38,560	—	349,970
General and administrative	10,556	306,206	762	46,727	(15,317)	348,934
Depreciation and amortization	—	578,827	—	46,769	—	625,596
Impairments and other charges	—	39,399	—	—	—	39,399

Total operating expenses	10,556	3,015,009	762	315,382	(127,417)	3,214,292
Gain on sale, exchange or disposal of assets, net	—	84,939	143,904	871	—	229,714

Operating income (loss)	(10,556)	(137,936)	255,123	51,132	—	157,763
Equity in net income (loss) of consolidated subsidiaries	(190,241)	306,260	—	—	(116,019)	—
Equity in net loss of investees, net	—	(464)	—	—	—	(464)
Interest income	24,252	187	—	5	(24,250)	194
Interest expense	(12,747)	(279,735)	—	—	24,250	(268,232)
Loss on extinguishment of debt	—	(18,634)	—	—	—	(18,634)

Income (loss) before income taxes	(189,292)	(130,322)	255,123	51,137	(116,019)	(129,373)
Income tax expense	—	(57,904)	—	—	—	(57,904)

Net income (loss)	(189,292)	(188,226)	255,123	51,137	(116,019)	(187,277)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(2,015)	—	—	—	(2,015)

Net income (loss) attributable to common stockholders	$(189,292)	$(190,241)	$255,123	$51,137	$(116,019)	$(189,292)

Other comprehensive income (loss):
Net income (loss)	(189,292)	(188,226)	255,123	51,137	(116,019)	(187,277)
Net unrealized holding gains on investments and other	27	27	—	—	(27)	27

Comprehensive income (loss)	$(189,265)	$(188,199)	$255,123	$51,137	$(116,046)	$(187,250)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2011 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$2,495,525	$—	$333,691	$65	$2,829,281
Equipment revenues	—	211,659	—	30,191	—	241,850
Other revenues	—	15,656	106,696	—	(122,352)	—

Total revenues	—	2,722,840	106,696	363,882	(122,287)	3,071,131

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	995,215	—	92,332	(106,344)	981,203
Cost of equipment	—	716,461	—	101,459	—	817,920
Selling and marketing	—	316,228	—	53,029	—	369,257
General and administrative	14,351	303,602	751	52,768	(15,943)	355,529
Depreciation and amortization	—	494,967	—	53,459	—	548,426
Impairments and other charges	—	1,206	377	25,187	—	26,770

Total operating expenses	14,351	2,827,679	1,128	378,234	(122,287)	3,099,105
Gain (loss) on sale, exchange or disposal of assets, net	—	(12,947)	20,538	(4,969)	—	2,622

Operating income (loss)	(14,351)	(117,786)	126,106	(19,321)	—	(25,352)
Equity in net income (loss) of consolidated subsidiaries	(311,856)	106,318	—	—	205,538	—
Equity in net income of investees, net	—	2,984	—	—	—	2,984
Interest income	24,251	254	—	5	(24,265)	245
Interest expense	(12,671)	(267,297)	—	(472)	24,265	(256,175)
Other expense	—	(2)	—	—	—	(2)

Income (loss) before income taxes	(314,627)	(275,529)	126,106	(19,788)	205,538	(278,300)
Income tax expense	—	(39,377)	—	—	—	(39,377)

Net income (loss)	(314,627)	(314,906)	126,106	(19,788)	205,538	(317,677)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	3,050	—	—	—	3,050

Net income (loss) attributable to common stockholders	$(314,627)	$(311,856)	$126,106	$(19,788)	$205,538	$(314,627)

Other comprehensive income (loss):
Net income (loss)	(314,627)	(314,906)	126,106	(19,788)	205,538	(317,677)
Net unrealized holding losses on investments and other	(14)	(14)	—	—	14	(14)

Comprehensive income (loss)	$(314,641)	$(314,920)	$126,106	$(19,788)	$205,552	$(317,691)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2010 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$2,405,412	$—	$77,125	$64	$2,482,601
Equipment revenues	—	206,502	—	8,100	—	214,602
Other revenues	—	3,689	91,477	—	(95,166)	—

Total revenues	—	2,615,603	91,477	85,225	(95,102)	2,697,203

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	911,972	—	20,074	(91,411)	840,635
Cost of equipment	—	568,908	—	23,086	—	591,994
Selling and marketing	—	398,236	—	16,082	—	414,318
General and administrative	12,673	338,106	691	13,792	(3,691)	361,571
Depreciation and amortization	—	445,382	—	11,653	—	457,035
Impairments and other charges	—	476,561	766	—	—	477,327

Total operating expenses	12,673	3,139,165	1,457	84,687	(95,102)	3,142,880
Loss on sale, exchange or disposal of assets, net	—	(4,790)	(170)	(101)	—	(5,061)

Operating income (loss)	(12,673)	(528,352)	89,850	437	—	(450,738)
Equity in net income (loss) of consolidated subsidiaries	(870,930)	90,186	—	—	780,744	—
Equity in net income of investees, net	—	1,912	—	—	—	1,912
Interest income	24,250	1,110	—	—	(24,350)	1,010
Interest expense	(12,600)	(255,026)	—	(101)	24,350	(243,377)
Other income	—	3,209	—	—	—	3,209
Loss on extinguishment of debt	—	(54,558)	—	—	—	(54,558)

Income (loss) before income taxes	(871,953)	(741,519)	89,850	336	780,744	(742,542)
Income tax expense	—	(42,513)	—	—	—	(42,513)

Net income (loss)	(871,953)	(784,032)	89,850	336	780,744	(785,055)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(86,898)	—	—	—	(86,898)

Net income (loss) attributable to common stockholders	$(871,953)	$(870,930)	$89,850	$336	$780,744	$(871,953)

Other comprehensive income (loss):
Net income (loss)	(871,953)	(784,032)	89,850	336	780,744	(785,055)
Net unrealized holding loss on investments and other	(254)	(254)	—	—	254	(254)
Reclassification adjustment for losses included in net loss, net of tax	(1,457)	(1,457)	—	—	1,457	(1,457)

Comprehensive income (loss)	$(873,664)	$(785,743)	$89,850	$336	$782,455	$(786,766)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012 (in thousands, as restated):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(22)	$164,223	$—	$99,550	$(23,363)	$240,388

Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(471,892)	—	(30,496)	8,110	(494,278)
Purchases of wireless licenses and spectrum clearing costs	—	(5,596)	—	—	—	(5,596)
Proceeds from sales of wireless licenses and operating assets	—	153,226	—	8,952	(8,110)	154,068
Purchases of investments	—	(367,487)	—	—	—	(367,487)
Sales and maturities of investments	—	613,632	—	—	—	613,632
Payments received from joint venture	—	36,435	—	—	(36,435)	—
Investments in and advances to affiliates and consolidated subsidiaries	(959)	—	—	—	959	—
Change in restricted cash	—	239	—	—	—	239

Net cash provided by (used in) investing activities	(959)	(41,443)	—	(21,544)	(35,476)	(99,422)

Financing activities:
Proceeds from issuance of long-term debt	—	396,000	—	—	—	396,000
Repayment of long-term debt	—	(321,911)	—	—	—	(321,911)
Payment of debt issuance costs	—	(5,645)	—	—	—	(5,645)
Capital contributions, net	—	959	—	—	(959)	—
Purchase of non-controlling interest	—	(5,250)	—	—	—	(5,250)
Proceeds from issuance of common stock, net	959	—	—	—	—	959
Payments made to joint venture partners	—	(1,915)	—	(87,290)	59,798	(29,407)
Other	—	(5,405)	—	—	—	(5,405)

Net cash provided by (used in) financing activities	959	56,833	—	(87,290)	58,839	29,341

Net increase (decrease) in cash and cash equivalents	(22)	179,613	—	(9,284)	—	170,307
Cash and cash equivalents at beginning of period	91	270,055	—	75,097	—	345,243

Cash and cash equivalents at end of period	$69	$449,668	$—	$65,813	$—	$515,550

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011 (in thousands, as restated):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$6	$309,549	$—	$34,256	$(5,746)	$338,065

Investing activities:
Acquisition of a business	—	(850)	—	—	—	(850)
Purchases of and change in prepayments for purchases of property and equipment	—	(379,360)	—	(22,796)	—	(402,156)
Purchases of wireless licenses and spectrum clearing costs	—	(4,880)	—	—	—	(4,880)
Proceeds from sales of wireless licenses and operating assets	—	4,558	—	512	—	5,070
Purchases of investments	—	(826,233)	—	—	—	(826,233)
Sales and maturities of investments	—	487,860	—	—	—	487,860
Investments in and advances to affiliates and consolidated subsidiaries	(1,346)	—	—	—	1,346	—
Dividend received from equity investee	—	11,606	—	—	—	11,606
Change in restricted cash	—	(248)	—	(700)	—	(948)

Net cash used in investing activities	(1,346)	(707,547)	—	(22,984)	1,346	(730,531)

Financing activities:
Proceeds from issuance of long-term debt	—	396,772	—	—	—	396,772
Repayment of long-term debt	—	(18,589)	—	(5,000)	—	(23,589)
Payment of debt issuance costs	—	(7,269)	—	—	—	(7,269)
Capital contributions, net	—	1,346	—	—	(1,346)	—
Proceeds from the issuance of common stock, net	1,346	—	—	—	—	1,346
Proceeds from sale lease-back financing	—	25,815	—	—	—	25,815
Payments made to joint venture partners	—	(1,364)	—	(7,490)	5,746	(3,108)
Other	—	(3,048)	—	—	—	(3,048)

Net cash provided by (used in) financing activities	1,346	393,663	—	(12,490)	4,400	386,919

Net increase (decrease) in cash and cash equivalents	6	(4,335)	—	(1,218)	—	(5,547)
Cash and cash equivalents at beginning of period	85	274,390	—	76,315	—	350,790

Cash and cash equivalents at end of period	$91	$270,055	$—	$75,097	$—	$345,243

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010 (in thousands, as revised):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$19	$244,245	$—	$75,627	$—	$319,891

Investing activities:
Acquisition of a business	—	(40,730)	—	—	—	(40,730)
Purchases of and change in prepayments for purchases of property and equipment	—	(404,783)	—	(312)	—	(405,095)
Purchases of wireless licenses and spectrum clearing costs	—	(9,319)	—	(4,000)	—	(13,319)
Purchases of investments	—	(488,450)	—	—	—	(488,450)
Sales and maturities of investments	—	816,247	—	—	—	816,247
Investments in and advances to affiliates and consolidated subsidiaries	(1,535)	—	—	—	1,535	—
Purchase of membership units of equity investment	—	(967)	—	—	—	(967)
Change in restricted cash	—	749	—	—	—	749

Net cash used in investing activities	(1,535)	(127,253)	—	(4,312)	1,535	(131,565)

Financing activities:
Proceeds from issuance of long-term debt	—	1,179,876	—	—	—	1,179,876
Issuance of related party debt	—	(5,000)	—	5,000	—	—
Repayment of long-term debt	—	(1,118,096)	—	—	—	(1,118,096)
Payment of debt issuance costs	—	(1,308)	—	—	—	(1,308)
Capital contributions, net	—	1,535	—	—	(1,535)	—
Purchase of non-controlling interest	—	(77,664)	—	—	—	(77,664)
Non-controlling interest contribution	—	5,100	—	—	—	5,100
Proceeds from the issuance of common stock, net	1,535	—	—	—	—	1,535
Other	—	(1,978)	—	—	—	(1,978)

Net cash provided by (used in) financing activities	1,535	(17,535)	—	5,000	(1,535)	(12,535)

Net increase in cash and cash equivalents	19	99,457	—	76,315	—	175,791
Cash and cash equivalents at beginning of period	66	174,933	—	—	—	174,999

Cash and cash equivalents at end of period	$85	$274,390	$—	$76,315	$—	$350,790

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing the Original Form 10-K on February 22, 2013, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2012, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the consolidated financial statements included in Item 8 of this report and the filing of this Amendment, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, and our CEO and CFO concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2012.

(b) Management’s Annual Report on Internal Control over Financial Reporting (Restated)

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

In connection with the filing of the Original Form 10-K, under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the consolidated financial statements included in Item 8 of this report and the filing of this Amendment, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in Internal Control - Integrated Framework issued by the COSO, determined that the material weakness described below existed as of December 31, 2012. Accordingly, as a result of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2012. As a result, management has restated its Annual Report on Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this re-evaluation, management identified the following material weakness as of December 31, 2012: management failed to design and maintain a process to evaluate the completeness of the amount of capital expenditures that had not been paid in cash at the end of the period. Specifically, management did not design effective controls to properly classify purchases of property and equipment included in accounts payable at period end such that the consolidated statements of cash flows only included purchases of property and equipment as investing cash outflows when such amounts had been actually paid during the period. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 and the condensed consolidated financial statements for the fiscal quarters ended March 31, 2013 and 2012, June 30, 2013 and 2012 and September 30, 2012. Additionally, this material weakness could result in a further misstatement of the aforementioned account balances or disclosures with respect to the consolidated statements of cash flows that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Management’s Remediation Initiatives

As of the date of this Amendment, a new control has been designed and implemented. This control includes summarizing and reviewing data from system reporting that has been developed and tested to appropriately identify capital expenditure invoices that remain in trade accounts payable at each balance sheet date and validating that such adjustment is made to the statement of cash flows.

We believe that the action described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc. (incorporated by reference to Exhibit 3.1 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Leap Wireless International, Inc., filed with the Secretary of State of the State of Delaware on September 14, 2010 (incorporated by reference to Exhibit 3.1 of Leap’s Current Report on Form 8-K, filed with the SEC on September 14, 2010).

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of Leap Wireless International, Inc., filed with the Secretary of State of the State of Delaware on June 21, 2011 (incorporated by reference to Exhibit 3.1 of Leap’s Current Report on Form 8-K, filed with the SEC on June 22, 2011).

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Leap Wireless International, Inc., filed with the Secretary of State of the State of Delaware on August 31, 2011 (incorporated by reference to Exhibit 3.1 of Leap’s Current Report on Form 8-K, filed with the SEC on August 31, 2011).

3.5	Amended and Restated Bylaws of Leap Wireless International, Inc. (incorporated by reference to Exhibit 3.1 of Leap’s Current Report on Form 8-K, filed with the SEC on December 3, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010).

4.2	Tax Benefit Preservation Plan, dated as of August 30, 2011, between Leap Wireless International, Inc. and Mellon Investor Services LLC, which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of Leap’s Current Report on Form 8-K, filed with the SEC on August 31, 2011).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 3, 2009, by and among Leap Wireless International, Inc., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP (incorporated by reference to Exhibit 4.1 of Leap’s Current Report on Form 8-K, filed with the SEC on September 4, 2009).

4.4	Indenture, dated as of June 25, 2008, between Leap Wireless International, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Leap’s Current Report on Form 8-K, filed with the SEC on June 30, 2008).

4.4.1	Form of 4.50% Convertible Senior Note of Leap Wireless International, Inc. due 2014 (included in the Indenture filed as Exhibit 4.4 hereto, which is incorporated by reference to Exhibit 4.1 of Leap’s Current Report on Form 8-K, filed with the SEC on June 30, 2008).

4.5	Indenture, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 of Leap’s Current Report on Form 8-K, filed with the SEC on June 8, 2009).

4.5.1	Form of 7.75% Senior Secured Note of Cricket Communications, Inc. due 2016 (attached as Exhibit A to the Indenture filed as Exhibit 4.5 hereto, which is incorporated by reference to Exhibit 4.1 of Leap’s Current Report on Form 8-K, filed with the SEC on June 8, 2009).

4.6	Security Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Grantors (as defined therein) and Wilmington Trust FSB, as collateral trustee (incorporated by reference to Exhibit 4.2 of Leap’s Current Report on Form 8-K, filed with the SEC on June 8, 2009).

4.7	Collateral Trust Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee and collateral trustee (incorporated by reference to Exhibit 4.3 of Leap’s Current Report on Form 8-K, filed with the SEC on June 8, 2009).

4.8	Indenture, dated as of November 19, 2010, among Cricket Communications, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Leap’s Current Report on Form 8-K, filed with the SEC on November 19, 2010).

Exhibit Number	Description

4.8.1	Form of 7.75% Senior Note of Cricket Communications, Inc. due 2020 (attached as Exhibit A to the Indenture filed as Exhibit 4.8 hereto, which is incorporated by reference to Exhibit 4.1 of Leap’s Current Report on Form 8-K, filed with the SEC on November 19, 2010).

4.9	Registration Rights Agreement, dated as of May 23, 2011, among Cricket Communications, Inc., the Guarantors (as defined therein) and Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.1 of Leap’s Current Report on Form 8-K, filed with the SEC on May 23, 2011).

10.1	Credit Agreement, dated as of October 10, 2012, among Cricket Communications, Inc., Leap Wireless International, Inc. and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 of Leap’s Current Report on Form 8-K, filed with the SEC on October 10, 2012).

10.1.1	Subsidiaries Guaranty, dated as of October 10, 2012, made by the Subsidiary Guarantors (as defined therein) in favor of Deutsche Bank Trust Company Americas, as administrative agent, on behalf of the lenders and other guaranteed creditors (incorporated by reference to Exhibit 10.2 of Leap’s Current Report on Form 8-K, filed with the SEC on October 10, 2012).

10.2†	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the SEC on November 3, 2010).

10.2.1†	First Amendment, effective July 21, 2011, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the SEC on November 3, 2011).

10.2.2†	Second Amendment, effective August 30, 2011, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1.2 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012).

10.2.3†	Third Amendment, effective April 24, 2012, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the SEC on August 8, 2012).

10.2.4†	Fourth Amendment, effective May 31, 2012, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.2 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the SEC on August 8, 2012).

10.3	Agreement, dated July 26, 2011, by and among Leap Wireless International, Inc., Pentwater Capital Management LP, Pentwater Growth Fund Ltd., Pentwater Equity Opportunities Master Fund Ltd., Oceana Master Fund Ltd. and LMA SPC for and on behalf of Map 98 Segregated Portfolio (incorporated by reference to Exhibit 10.1 of Leap’s Current Report on Form 8-K, filed with the SEC on July 27, 2011).

10.4#	Form of Indemnification Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 of Leap’s Current Report on Form 8-K, filed with the SEC on November 5, 2009).

10.4.1#	Form of Addendum to Indemnification Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 of Leap’s Current Report on Form 8-K, filed with the SEC on December 1, 2011).

10.5#	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005 (incorporated by reference to Exhibit 10.13 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on May 16, 2005).

Exhibit Number	Description

10.5.1#	First Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of June 17, 2005 (incorporated by reference to Exhibit 10.2 of Leap’s Current Report on Form 8-K, filed with the SEC on June 23, 2005).

10.5.2#	Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of February 17, 2006 (incorporated by reference to Exhibit 10.10.2 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 27, 2006).

10.5.3#	Third Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.7.3 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009).

10.6#	Form of Executive Vice President and Senior Vice President Amended and Restated Severance Benefits Agreement (incorporated by reference to Exhibit 10.7 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008).

10.7#	Employment Offer Letter, dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner (incorporated by reference to Exhibit 10.15 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on May 16, 2005).

10.7.1#	Retirement and Employment Transition Agreement, dated January 17, 2011, between Cricket Communications, Inc. and Albin F. Moschner (incorporated by reference to Exhibit 10.1 of Leap’s Current Report on Form 8-K, filed with the SEC on January 21, 2011).

10.8#	Employment Offer Letter, dated April 7, 2008, between Cricket Communications, Inc. and Jeffrey E. Nachbor (incorporated by reference to Exhibit 10.3 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

10.8.1#	Retention Agreement, dated February 6, 2012, between Cricket Communications, Inc. and Jeffrey E. Nachbor (incorporated by reference to Exhibit 10.2 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on April 27, 2012).

10.8.2#	Bonus Agreement, dated March 5, 2012, between Cricket Communications, Inc. and Jeffrey E. Nachbor (incorporated by reference to Exhibit 10.3 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on April 27, 2012).

10.8.3#	Employment Transition Agreement, effective January 1, 2013, between Leap Wireless International, Inc., Cricket Communications, Inc. and Jeffrey E. Nachbor (incorporated by reference to Exhibit 10.8.3 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013).

10.9#	Employment Offer Letter, dated June 2, 2008, between Cricket Communications, Inc. and Walter Z. Berger (incorporated by reference to Exhibit 10.4 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

10.10#	Employment Agreement, dated January 1, 2011, by and among Leap Wireless International, Inc., Cricket Communications, Inc. and Robert A. Young (incorporated by reference to Exhibit 10.12 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011).

10.11#	Employment Offer Letter, dated January 4, 2011, between Cricket Communications, Inc. and Raymond J. Roman (incorporated by reference to Exhibit 10.13 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011).

10.11.1#	Separation Agreement, dated July 13, 2012, between Cricket Communications, Inc. and Raymond J. Roman (incorporated by reference to Exhibit 10.1 of Leap’s Current Report on Form 8-K, filed with the SEC on July 16, 2012).

Exhibit Number	Description

10.12#	Employment Offer Letter, dated February 7, 2012, between Cricket Communications, Inc. and Robert A. Strickland (incorporated by reference to Exhibit 10.1 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on April 27, 2012).

10.13#	Employment Offer Letter, dated April 13, 2012 between, Cricket Communications, Inc. and Jerry V. Elliott (incorporated by reference to Exhibit 10.4 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on April 27, 2012).

10.14#	Employment Offer Letter, dated November 5, 2012, between Cricket Communications, Inc. and R. Perley McBride (incorporated by reference to Exhibit 10.14 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013).

10.15#	Employment Transition Agreement, effective January 1, 2013, between Leap Wireless International, Inc., Cricket Communications, Inc. and Leonard C. Stephens (incorporated by reference to Exhibit 10.15 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013).

10.16#	Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.1 of Leap’s Current Report on Form 8-K, filed with the SEC on January 11, 2005).

10.16.1#	First Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.11.19 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 10, 2007).

10.16.2#	Second Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.11.20 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the SEC on August 9, 2007).

10.16.3#	Third Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Appendix A to Leap’s Definitive Proxy Statement, filed with the SEC on April 10, 2009).

10.16.4#	Fourth Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Appendix C to Leap’s Definitive Proxy Statement, filed with the SEC on April 27, 2012).

10.16.5#	Fifth Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (incorporated by reference to Appendix D to Leap’s Definitive Proxy Statement, filed with the SEC on April 27, 2012).

10.16.6#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005 (incorporated by reference to Exhibit 10.5 of Leap’s Current Report on Form 8-K, filed with the SEC on June 23, 2005).

10.16.7#	Amendment No. 1 to Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005 (incorporated by reference to Exhibit 10.9.3 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 27, 2006).

10.16.8#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into on or after October 26, 2005 (incorporated by reference to Exhibit 10.9.14 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 27, 2006).

10.16.9#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting) (incorporated by reference to Exhibit 10.11.6 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007).

10.16.10#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Revised May 2008) (incorporated by reference to Exhibit 10.7 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

Exhibit Number	Description

10.16.11#†	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of October 26, 2005, between Leap Wireless International, Inc. and Albin F. Moschner (incorporated by reference to Exhibit 10.9.4 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 27, 2006).

10.16.12#	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger (incorporated by reference to Exhibit 10.5 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

10.16.13#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Online Agreement) (incorporated by reference to Exhibit 10.12.11 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 21, 2012).

10.16.14#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into on or after October 26, 2005 (incorporated by reference to Exhibit 10.9.15 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 27, 2006).

10.16.15#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Revised May 2008) (incorporated by reference to Exhibit 10.8 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

10.16.16#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Performance-Vesting Shares for Executives) (incorporated by reference to Exhibit 10.2 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 6, 2010).

10.16.17#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Director-Per-Meeting Fees) (incorporated by reference to Exhibit 10.3 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 6, 2010).

10.16.18#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger (incorporated by reference to Exhibit 10.6 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 7, 2008).

10.16.19#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Online Agreement) (incorporated by reference to Exhibit 10.12.17 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 21, 2012).

10.16.20#	Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.4 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on May 16, 2005).

10.16.21#	Form of Non-Employee Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.12.19 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 21, 2012).

10.16.22#	Form of Muve Music Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.12.20 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 21, 2012).

10.16.23#	Form of Option Surrender Agreement (incorporated by reference to Exhibit 10.1 of Leap’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

10.16.24#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16.24 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013).

10.17#	Leap Wireless International, Inc. Executive Incentive Bonus Plan (incorporated by reference to Appendix B to Leap’s Definitive Proxy Statement, filed with the SEC on April 6, 2007).

Exhibit Number	Description

10.18#	2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc. (incorporated by reference to Exhibit 10.15 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009).

10.18.1#	First Amendment to the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc. (incorporated by reference to Exhibit 10.13.1 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010).

10.18.2#	Second Amendment to the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc. (incorporated by reference to Exhibit 10.3 of Leap’s Registration Statement on Form S-8, filed with the SEC on May 14, 2012).

10.18.3#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc. (incorporated by reference to Exhibit 10.15.1 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009).

10.18.4#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting) granted under the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc. (incorporated by reference to Exhibit 10.15.2 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009).

10.18.5#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18.5 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013).

10.19#	Form of Executive Cash Retention Agreement (incorporated by reference to Exhibit 10.1 of Leap’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 6, 2010).

21	Subsidiaries of Leap Wireless International, Inc. (incorporated by reference to Exhibit 21 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013).

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase document

101.DEF	XBRL Taxonomy Extension Definition Linkbase document

101.LAB	XBRL Taxonomy Extension Label Linkbase document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document

*	Filed herewith.
**	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 25, 2013

LEAP WIRELESS INTERNATIONAL, INC.

By:	/S/ S. DOUGLAS HUTCHESON
S. Douglas Hutcheson
Chief Executive Officer

By:	/S/ R. PERLEY MCBRIDE
R. Perley McBride
Chief Financial Officer