Form 10-Q/A
period 2013-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2013-10-28
CIK 1065049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock on April 22, 2013 was 79,045,864.

Explanatory Note

Overview

Leap Wireless International, Inc. (the “Company”), is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to restate and amend the Company’s previously issued unaudited condensed consolidated financial statements and related financial information for the three months ended March 31, 2013 and 2012 previously included in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission on May 2, 2013 (the “Original Filing Date”). This Amendment amends and restates the Company’s unaudited condensed consolidated financial statements and related disclosures in “Part I – Item 1. Financial Statements” for the fiscal quarters ended March 31, 2013 and 2012, as well as related disclosures in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I – Item 4. Controls and Procedures,” “Part II – Item 1A. Risk Factors” and “Part II – Item 6. Exhibits.”

Background to the Restatements

On October 20, 2013, the Audit Committee of the Board of Directors of the Company concluded, in consultation with management and after discussion with the Company’s independent registered public accounting firm (PricewaterhouseCoopers LLP), that, due to a classification error in the Company’s presentation of certain capital expenditures in the consolidated statements of cash flows, related supplementary cash flow disclosures and guarantor footnotes, the consolidated financial statements for the years ended December 31, 2012 and 2011 and the unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2013 and 2012, June 30, 2013 and 2012, and September 30, 2012 should no longer be relied upon.

As described further in Note 2 to the Company’s unaudited condensed consolidated financial statements included in “Part I – Item 1. Financial Statements” of this Amendment, the classification error related to certain purchases of property and equipment that were unpaid at each of the balance sheet dates (but that were scheduled to be settled in cash soon thereafter), which were incorrectly reflected as cash outflows from investing activities and cash inflows from operating activities.

Effects of Restatements

The following table illustrates the impact of the restatements on the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating Activities
Net cash provided by operating activities	$25,557	$2,463	$28,020	$35,357	$22,387	$57,744
Investing Activities
Purchases of property and equipment	$(26,362)	$(2,463)	$(28,825)	$(146,314)	$(17,970)	$(164,284)
Change in prepayments for purchases of property and equipment	—	—	—	(1,940)	(4,417)	(6,357)
Net cash used in investing activities	(7,427)	(2,463)	(9,890)	(23,417)	(22,387)	(45,804)

The resulting restatements have no impact on the total end-of-period cash and cash equivalents reported on the condensed consolidated statements of cash flows, on the related condensed consolidated balance sheets or condensed consolidated statements of comprehensive income, or on adjusted OIBDA (as defined herein) for any of the affected periods. The classification error was identified by management in connection with the preparation of the Company’s third quarter 2013 financial statements.

The Company has amended and restated in its entirety each Item of the Original Form 10-Q that required a change to reflect this restatement and to include certain additional information, namely: “Part I – Item 1. Financial Statements,” “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I – Item 4. Controls and Procedures,” “Part II – Item 1A. Risk Factors” and “Part II – Item 6. Exhibits.”

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment contains only the items and exhibits to the Original Form 10-Q that are being amended and restated, and unaffected items and exhibits are not included herein. Except as stated above, the financial statements and other disclosures in the Original Form 10-Q are unchanged. In particular, this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-Q was filed or to modify or update disclosures affected by other subsequent events. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s filings with the Securities and Exchange Commission made subsequent to the Original Filing Date, together with any amendments to those filings.

“Part II – Item 6. Exhibits” of this Amendment has been amended to include currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q/A

(Amendment No. 1)

For the Quarter Ended March 31, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$526,734	$515,550
Short-term investments	140,404	159,426
Inventories	102,028	121,601
Deferred charges	60,947	60,963
Other current assets	149,173	139,242

Total current assets	979,286	996,782
Property and equipment, net	1,628,827	1,762,090
Wireless licenses	2,090,654	1,947,333
Assets held for sale (Note 9)	—	136,222
Goodwill	31,886	31,886
Intangible assets, net	21,429	24,663
Other assets	80,548	68,284

Total assets	$4,832,630	$4,967,260

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$287,862	$396,110
Current maturities of long-term debt	4,000	4,000
Other current liabilities	289,469	216,880

Total current liabilities	581,331	616,990
Long-term debt, net	3,299,593	3,298,463
Deferred tax liabilities	397,429	385,111
Other long-term liabilities	166,828	169,047

Total liabilities	4,445,181	4,469,611

Redeemable non-controlling interests	63,519	64,517

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 79,054,530 and 79,194,750 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	8	8
Additional paid-in capital	2,182,912	2,182,503
Accumulated deficit	(1,858,301)	(1,748,694)
Accumulated other comprehensive loss	(689)	(685)

Total stockholders’ equity	323,930	433,132

Total liabilities and stockholders’ equity	$4,832,630	$4,967,260

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Service revenues	$684,622	$773,998
Equipment revenues	105,236	51,621

Total revenues	789,858	825,619

Operating expenses:
Cost of service (exclusive of items shown separately below)	250,858	261,311
Cost of equipment	258,968	247,847
Selling and marketing	78,838	95,554
General and administrative	82,225	89,699
Depreciation and amortization	152,573	146,543
Impairments and other charges (Note 7)	735	—

Total operating expenses	824,197	840,954
Gain (loss) on sale, exchange or disposal of assets, net	4,988	(468)

Operating loss	(29,351)	(15,803)
Equity in net income (loss) of investees, net	(1,158)	193
Interest income	47	29
Interest expense	(64,725)	(67,042)

Loss before income taxes	(95,187)	(82,623)
Income tax expense	(14,420)	(11,711)

Net loss	(109,607)	(94,334)
Accretion of redeemable non-controlling interests and distributions, net of tax	(1,705)	(4,105)

Net loss attributable to common stockholders	$(111,312)	$(98,439)

Loss per share attributable to common stockholders:
Basic	$(1.43)	$(1.28)

Diluted	$(1.43)	$(1.28)

Shares used in per share calculations:
Basic	77,714	77,025

Diluted	77,714	77,025

Other comprehensive loss:
Net loss	$(109,607)	$(94,334)
Net unrealized holding gains (losses) on investments and other	(3)	2

Comprehensive loss	$(109,610)	$(94,332)

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
	(As Restated, See Note 2)
Operating activities:
Net cash provided by operating activities	$28,020	$57,744

Investing activities:
Purchases of property and equipment	(28,825)	(164,284)
Change in prepayments for purchases of property and equipment	—	(6,357)
Purchases of wireless licenses and spectrum clearing costs	(335)	(976)
Proceeds from sales of wireless licenses and operating assets, net	321	855
Purchases of investments	(65,767)	(77,149)
Sales and maturities of investments	84,716	202,107

Net cash used in investing activities	(9,890)	(45,804)

Financing activities:
Repayment of long-term debt	(1,000)	—
Payment of debt issuance costs	(552)	—
Payments made to joint venture partners	(3,750)	(255)
Other	(1,644)	(1,010)

Net cash used in financing activities	(6,946)	(1,265)

Net increase in cash and cash equivalents	11,184	10,675
Cash and cash equivalents at beginning of period	515,550	345,243

Cash and cash equivalents at end of period	$526,734	$355,918

Supplementary disclosure of cash flow information:
Cash paid for interest	$(11,209)	$(21,372)
Supplemental disclosure of non-cash investing activities
Acquisition of property and equipment	$23,584	$78,230
Net wireless licenses received in exchange transaction	$6,809	$—

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

Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by STX Wireless Operations, LLC (“STX Operations”), which Cricket controls through a 75.75% membership interest in STX Wireless, LLC (“STX Wireless”), the parent company of STX Operations. For more information regarding this joint venture, see “Note 9. Significant Acquisitions and Other Transactions.”

Leap, Cricket and their subsidiaries and consolidated joint ventures are collectively referred to herein as the “Company.”

Note 2. Restatement of Previously Reported Condensed Consolidated Financial Statements

The Company has restated its unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 due to a classification error related to the presentation of certain capital expenditures and operating cash flows.

The classification error related to certain purchases of property and equipment that were unpaid at each of the balance sheet dates (but that were scheduled to be settled in cash soon thereafter), which were incorrectly reflected as cash outflows from investing activities and cash inflows from operating activities. This classification error resulted in a misstatement of net cash provided by operating activities and net cash used in investing activities, as follows (unaudited, in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating Activities
Net cash provided by operating activities	$25,557	$2,463	$28,020	$35,357	$22,387	$57,744
Investing Activities
Purchases of property and equipment	$(26,362)	$(2,463)	$(28,825)	$(146,314)	$(17,970)	$(164,284)
Change in prepayments for purchases of property and equipment	—	—	—	(1,940)	(4,417)	(6,357)
Net cash used in investing activities	(7,427)	(2,463)	(9,890)	(23,417)	(22,387)	(45,804)

The Company has also reflected these corrections as applicable in its condensed consolidated financial statements and also in the condensed consolidating statements of cash flows presented in “Note 14. Guarantor Financial Information.”

The resulting restatement has no impact on the total end-of-period cash and cash equivalents reported on the condensed consolidated statements of cash flows or on the related condensed consolidated balance sheets or condensed consolidated statements of comprehensive income for any of the affected periods.

Note 3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2012. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company’s results for the periods presented, with such adjustments consisting only of normal recurring adjustments. GAAP requires management to make estimates and assumptions that affect

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates and operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three months ended March 31, 2013 and 2012, all of the Company’s revenues and long-lived assets related to operations in the United States.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This new guidance became effective for the Company in the first quarter of 2013 and did not have a material impact on the Company or its condensed consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires companies to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This new guidance became effective for the Company in the first quarter of 2013 and did not have a material impact on the Company or its condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Supplementary Balance Sheet Information (in thousands):

	March 31, 2013	December 31, 2012
Other current assets:
Accounts receivable, net of allowances for bad debt of $0.8 million and $1.3 million, respectively (1)	$85,192	$86,467
Prepaid expenses	47,172	40,237
Other	16,809	12,538

	$149,173	$139,242

Property and equipment, net(2):
Network equipment	$3,344,060	$3,348,122
Computer hardware and software	542,126	526,348
Construction-in-progress	52,741	54,945
Other	107,393	109,400

	4,046,320	4,038,815
Accumulated depreciation	(2,417,493)	(2,276,725)

	$1,628,827	$1,762,090

Intangible assets, net:
Customer relationships	$50,435	$50,435
Trademarks	37,000	37,000

	87,435	87,435
Accumulated amortization of customer relationships	(43,102)	(40,528)
Accumulated amortization of trademarks	(22,904)	(22,244)

	$21,429	$24,663

Accounts payable and accrued liabilities:
Trade accounts payable	$176,740	$143,931
Accrued payroll and related benefits	50,073	67,539
Other accrued liabilities	61,049	184,640

	$287,862	$396,110

Other current liabilities:
Deferred service revenue(3)	$101,396	$100,276
Deferred equipment revenue(4)	37,829	36,471
Accrued sales, telecommunications, property and other taxes payable	17,599	4,267
Accrued interest	94,384	44,653
Other	38,261	31,213

	$289,469	$216,880

(1)	Accounts receivable, net, consists primarily of (i) amounts billed to third-party dealers for devices and accessories, (ii) amounts due from the Company’s third-party logistics provider for devices sold from the Company to the provider, (iii) amounts due from the federal government in connection with the Lifeline program, and (iv) amounts due from service providers related to interconnect and roaming agreements.
(2)	As of March 31, 2013 and December 31, 2012, $46.2 million and $45.8 million of assets were held by the Company under capital lease arrangements, respectively. Accumulated amortization relating to these assets totaled $24.2 million and $22.9 million as of March 31, 2013 and December 31, 2012, respectively.
(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.
(4)	Deferred equipment revenue relates to devices sold to third-party dealers and nationwide retailers which have not yet been purchased and activated by customers.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of March 31, 2013 or December 31, 2012.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of March 31, 2013 and December 31, 2012 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of March 31, 2013 or December 31, 2012.

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

Unrealized gains (losses) are presented in accumulated other comprehensive loss within stockholders’ equity in the condensed consolidated balance sheets. Realized gains (losses) are presented in other income (expense), net in the condensed consolidated statements of comprehensive income.

Cash Equivalents and Short-Term Investments

As of March 31, 2013 and December 31, 2012, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

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

Assets Measured at Fair Value on a Nonrecurring Basis

As of March 31, 2013, there were no non-financial assets that were measured and recorded at fair value on a nonrecurring basis. As of December 31, 2012, non-financial assets with a carrying value of $13.6 million accumulated in construction-in-

progress had been reduced to a fair value of zero, resulting in an impairment charge of $13.6 million. There were no other non-financial assets that were measured and recorded at fair value on a nonrecurring basis.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Long-Term Debt, Net

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

Credit Agreement

On October 10, 2012, Cricket entered into a credit agreement (as amended, the “Credit Agreement”) with respect to a $400 million senior secured B term loan facility, which was fully drawn in October 2012 and matures in October 2019. B term loan borrowings under the Credit Agreement must be repaid in 27 quarterly installments of $1.0 million each, which commenced on March 31, 2013, followed by a final installment of $373.0 million at maturity.

On March 8, 2013, Cricket amended the Credit Agreement to provide for an incremental $1,425 million senior secured C term loan facility, which was fully drawn on April 15, 2013 and matures in March 2020. C term loan borrowings under the Credit Agreement must be repaid in 26 quarterly installments of $3.6 million each, commencing on September 30, 2013, followed by a final installment of $1,332.4 million at maturity. Approximately $1,185 million of the net proceeds from the C term loan facility were used to fund the redemption of all of Cricket’s $1,100 million of 7.75% senior secured notes due 2016 (including accrued interest), as more fully described below. Remaining net proceeds may be used for general corporate purposes.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Borrowings under the Credit Agreement are effectively senior to all of Leap’s, Cricket’s and the guarantors’ existing and future unsecured indebtedness (including Cricket’s $1,600 million aggregate principal amount of senior notes and, in the case of Leap, Leap’s $248.2 million aggregate principal amount of convertible senior notes), as well as to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the obligations under the Credit Agreement.

Borrowings under the Credit Agreement are secured on a first-priority basis, equally and ratably with any future parity lien debt that Leap, Cricket or the guarantors may incur, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the Credit Agreement, Leap, Cricket and the guarantors are permitted to incur liens securing indebtedness for borrowed money in an aggregate principal amount outstanding (including the aggregate principal amount outstanding under the Credit Agreement) of up to the greater of $1,750 million and 3.5 times Leap’s consolidated cash flow (excluding the consolidated cash flow of Cricket Music Holdco, LLC (“Cricket Music”) (a wholly-owned subsidiary of Cricket that holds certain hardware, software and intellectual property relating to Cricket’s Muve Music® service)) for the prior four fiscal quarters.

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

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing the Company’s senior notes and convertible notes.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of 4.50% convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the Credit Agreement and the senior notes described below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations.

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

On March 26, 2013, Leap launched a tender offer to purchase, for cash, any and all of its $250 million of 4.50% convertible senior notes due 2014 at a purchase price of $1,005 per $1,000 principal amount of notes tendered plus accrued interest. On April 23, 2013, the Company purchased $1.8 million in aggregate principal amount of 4.50% convertible senior notes due 2014 pursuant to the tender offer. The Company may from time to time seek to purchase outstanding 4.50% convertible senior notes due 2014 through open-market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements and other factors.

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the Securities and Exchange Commission (the “SEC”). The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds the Company received in connection with the issuance of the additional notes was recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At March 31, 2013, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.86% and 7.80%, respectively, both of which include the effect of the discount accretion.

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

Note 7. Impairments and Other Charges

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

Note 10. Arrangement with Joint Venture

Cricket service is offered in South Texas by STX Operations, which Cricket controls through a 75.75% membership interest in STX Wireless, the parent company of STX Operations. The joint venture was created in October 2010 through the contribution by the Company and various entities doing business as Pocket Communications (“Pocket”) of substantially all of their respective wireless spectrum and operating assets in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, the Company made payments to Pocket of $40.7 million in cash.

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

To the extent the redemption price for Pocket’s non-controlling membership interest varies from the value of Pocket’s net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the three months ended March 31, 2013 and for the year ended December 31, 2012, the Company recorded a net accretion expense of $0.5 million and a net accretion benefit of $0.7 million, respectively, to bring the carrying value of Pocket’s membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $8.8 million and $2.8 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless’ earnings for the three months ended March 31, 2013. No tax distributions were made during the three months ended March 31, 2012. The Company recorded the tax distribution to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

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

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket’s membership interests in STX Wireless. As of March 31, 2013 and December 31, 2012, Pocket had $9.2 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement, respectively. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket’s membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket’s membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket’s net interest in STX Wireless, brought the carrying value of Pocket’s membership interests in STX Wireless to an estimated redemption value of $63.5 million and $64.5 million as of March 31, 2013 and December 31, 2012, respectively.

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

Note 11. Unrestricted Subsidiaries

In July 2011, the Company’s board of directors designated Cricket Music and Cricket Music’s wholly-owned subsidiary Muve USA, LLC (“Muve USA”) as “Unrestricted Subsidiaries” under the indentures governing Cricket’s senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as “Unrestricted Subsidiaries” under the Credit Agreement. Muve USA holds certain hardware, software and intellectual property relating to Cricket’s Muve Music service. The financial position and results of operations of Cricket Music and Muve USA are included in the Company’s condensed consolidated financial statements included in this report. Together with STX Wireless, Cricket Music and Muve USA and their subsidiaries are presented as “Non-Guarantors” within the Company’s condensed consolidating financial statements included in Note 14.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As required by the Credit Agreement and the indenture governing Cricket’s senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position as of March 31, 2013 and December 31, 2012 and results of operations of Cricket Music and Muve USA for the three months ended March 31, 2013 and 2012 in the following tables separately (in thousands):

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$—	$1
Other current assets	913	—
Property and equipment, net	3,813	4,937

Total assets	$4,726	$4,938

Liabilities and stockholders’ equity
Other current liabilities	$464	$5
Other long-term liabilities	457	—

Stockholders’ equity	3,805	4,933

Total liabilities and stockholders’ equity	$4,726	$4,938

	Three Months Ended March 31,
	2013	2012
Revenues	$—	$—
Operating expenses
Depreciation and amortization	1,124	1,124
Other	8	4

Total operating expenses	1,132	1,128

Operating loss	(1,132)	(1,128)

Net loss	$(1,132)	$(1,128)

Note 12. Income Taxes

The computation of the Company’s annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss). The Company’s projected ordinary income tax expense for the full year 2013 consists primarily of the deferred tax effect of the Company’s investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because the Company’s projected 2013 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes as of and for the three months ended March 31, 2013 and 2012 based upon the actual effective tax rate for those periods.

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

The Company has substantial federal and state net operating losses (“NOLs”) for income tax purposes. Subject to certain requirements, the Company may “carry forward” its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of March 31, 2013, the Company had federal and state NOLs of approximately $2.7 billion and $2.1 billion, respectively, which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.1 billion, the Company’s ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

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

On August 30, 2011, the Company’s board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve the Company’s ability to use its NOL carryforwards. The Tax Benefit Preservation Plan was approved by the Company’s stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Company’s board of directors.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

At its current purchase rate, the Company would purchase approximately one-half of its first-year minimum purchase commitment through June 2013, although the actual amount of the Company’s purchases will depend on the factors described above. At its current purchase rate, the Company’s iPhone purchases for the first year would be approximately $100 million below its first-year minimum purchase commitment; for the second year, approximately $150 million below its second-year minimum purchase commitment; and for the third year, approximately $200 million below its third-year minimum purchase commitment. The Company believes, however, that it will be able to increase its current iPhone sales rate and purchase and sell the total required number of devices over the three-year period of the commitment and for a subsequent one-year inventory sell-through period. The Company is pursuing a number of programs to expand sales volume, including exploring expanded device leasing and financing programs and working with Apple to increase the Company’s advertising and promotional programs to increase awareness of the Company’s iPhone offering. In addition, if Apple introduces an AWS-compatible version of the iPhone in the future, the Company will be able to sell the device in additional markets covering approximately 40% of its covered POPs. The Company may also seek to amend the requirements under, or extend the term of, the purchase commitment, although the Company’s current capital and liquidity projections do not assume that such a modification will occur.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14. Guarantor Financial Information

At March 31, 2013, the $2,700 million of senior notes issued by Cricket (the “Issuing Subsidiary”) were comprised of $1,100 million of 7.75% senior secured notes due 2016 and $1,600 million of 7.75% senior notes due 2020. The senior secured notes were, and the unsecured senior notes are, jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and Cricket License Company, LLC, a 100%-owned subsidiary of Cricket (the “Guarantor Subsidiary”).

The indenture governing the unsecured senior notes limits, among other things, the Guarantor Parent Company’s, Cricket’s and the Guarantor Subsidiary’s ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with affiliates; and make acquisitions or merge or consolidate with another entity.

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

Cricket formerly owned an 85% non-controlling membership interest in Savary Island Wireless, LLC (“Savary Island”), which held wireless spectrum in the upper Midwest portion of the U.S. and which leased a portion of that spectrum to Cricket. The remaining 15% controlling interest was held by Ring Island Wireless, LLC (“Ring Island”). In May 2012, Ring Island exercised its right to put its entire controlling membership interest in Savary Island to Cricket, and in October 2012, Cricket acquired Ring Island’s 15% controlling interest for $5.3 million in cash. In December 2012, Savary Island and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity. As a result of these transactions, the financial position, results of operations and cash flows of these entities have been consolidated into the Issuing Subsidiary. All prior period consolidating financial statements have been revised to reflect this reorganization.

In connection with the restatement of the Company’s unaudited condensed consolidated statements of cash flows, the Company has restated its unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012 due to a classification error related to the presentation of certain capital expenditures and operating cash flows (see Note 2). The classification error related to certain purchases of property and equipment that were unpaid at each of the balance sheet dates (but that were scheduled to be settled in cash soon thereafter), which were incorrectly reflected as cash outflows from investing activities and cash inflows from operating activities. This classification error resulted in a misstatement of net cash provided by operating activities and net cash used in investing activities. The classification error has been reflected in the condensed consolidating statements of cash flows for the Issuing Subsidiary and Non-Guarantor Subsidiaries as follows:

Condensed consolidating statement of cash flows for the three months ended March 31, 2013:

•	Issuing Subsidiary – Increased net cash provided by operating activities by $1.8 million with a corresponding increase in net cash used in investing activities for the same amount.

•	Non-Guarantor Subsidiaries – Increased net cash provided by operating activities by $0.7 million with a corresponding increase in net cash used in investing activities for the same amount.

Condensed consolidating statement of cash flows for the three months ended March 31, 2012:

•	Issuing Subsidiary – Increased net cash provided by operating activities by $23.0 million with a corresponding increase in net cash used in investing activities for the same amount.

•	Non-Guarantor Subsidiaries – Decreased net cash provided by operating activities by $0.6 million with a corresponding decrease in net cash used in investing activities for the same amount.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, certain revisions have been made to certain intercompany balances in the condensed consolidating statement of cash flows for the three months ended March 31, 2012 presented below to more appropriately reflect the substance of the underlying transactions or related settlement terms. These revisions had no impact on the consolidated balance sheet as of December 31, 2012 or the consolidated statement of cash flows for the three months ended March 31, 2012. The revisions had the following impacts to the condensed consolidating statement of cash flows for the three months ended March 31, 2012:

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheet as of March 31, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Cash and cash equivalents	$14	$448,581	$—	$78,139	$—	$526,734
Short-term investments	—	140,404	—	—	—	140,404
Inventories	—	98,279	—	3,749	—	102,028
Deferred charges	—	60,941	—	6	—	60,947
Advances to affiliates and consolidated subsidiaries	5,119	23,036	24,827	—	(52,982)	—
Other current assets	635	137,877	—	10,691	(30)	149,173

Total current assets	5,768	909,118	24,827	92,585	(53,012)	979,286
Property and equipment, net	—	1,567,332	—	61,495	—	1,628,827
Investments in and advances to affiliates and consolidated subsidiaries	636,118	2,315,746	—	—	(2,951,864)	—
Wireless licenses	—	—	2,025,742	64,912	—	2,090,654
Assets held for sale	—	—	—	—	—	—
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	14,095	—	7,334	—	21,429
Other assets	3,550	64,312	—	12,686	—	80,548

Total assets	$645,436	$4,881,825	$2,050,569	$259,676	$(3,004,876)	$4,832,630

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$27	$280,645	$—	$7,190	$—	$287,862
Current maturities of long-term debt	—	4,000	—	—	—	4,000
Intercompany payables	—	29,946	—	23,036	(52,982)	—
Other current liabilities	2,445	269,452	48	17,554	(30)	289,469

Total current liabilities	2,472	584,043	48	47,780	(53,012)	581,331
Long-term debt, net	250,000	3,049,593	—	—	—	3,299,593
Deferred tax liabilities	—	397,429	—	—	—	397,429
Long-term intercompany payables	69,034	242,500	—	36,531	(348,065)	—
Other long-term liabilities	—	151,123	—	15,705	—	166,828

Total liabilities	321,506	4,424,688	48	100,016	(401,077)	4,445,181
Redeemable non-controlling interests	—	63,519	—	—	—	63,519
Stockholders’ equity	323,930	393,618	2,050,521	159,660	(2,603,799)	323,930

Total liabilities and stockholders’ equity	$645,436	$4,881,825	$2,050,569	$259,676	$(3,004,876)	$4,832,630

Condensed Consolidating Balance Sheet as of December 31, 2012 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Cash and cash equivalents	$69	$449,668	$—	$65,813	$—	$515,550
Short-term investments	—	159,426	—	—	—	159,426
Inventories	—	118,149	—	3,452	—	121,601
Deferred charges	—	60,933	—	30	—	60,963
Advances to affiliates and consolidated subsidiaries	11,182	23,592	49,407	—	(84,181)	—
Other current assets	707	129,346	—	13,519	(4,330)	139,242

Total current assets	11,958	941,114	49,407	82,814	(88,511)	996,782
Property and equipment, net	—	1,694,365	—	67,725	—	1,762,090
Investments in and advances to affiliates and consolidated subsidiaries	739,072	2,327,953	—	—	(3,067,025)	—
Wireless licenses	—	—	1,882,421	64,912	—	1,947,333
Assets held for sale	—	—	136,222	—	—	136,222
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	14,756	—	9,907	—	24,663
Other assets	3,938	54,852	—	9,494	—	68,284

Total assets	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$40	$389,951	$—	$6,119	$—	$396,110
Current maturities of long-term debt	—	4,000	—	—	—	4,000
Intercompany payables	—	60,589	—	23,592	(84,181)	—
Other current liabilities	5,247	202,740	—	13,223	(4,330)	216,880

Total current liabilities	5,287	657,280	—	42,934	(88,511)	616,990
Long-term debt, net	250,000	3,048,463	—	—	—	3,298,463
Deferred tax liabilities	—	385,111	—	—	—	385,111
Long-term intercompany payables	66,549	242,500	—	32,562	(341,611)	—
Other long-term liabilities	—	149,819	—	19,228	—	169,047

Total liabilities	321,836	4,483,173	—	94,724	(430,122)	4,469,611
Redeemable non-controlling interests	—	64,517	—	—	—	64,517
Stockholders’ equity	433,132	496,572	2,068,050	160,792	(2,725,414)	433,132

Total liabilities and stockholders’ equity	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$602,037	$—	$82,570	$15	$684,622
Equipment revenues	—	89,340	—	15,896	—	105,236
Other revenues	—	4,149	25,490	89	(29,728)	—

Total revenues	—	695,526	25,490	98,555	(29,713)	789,858

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	255,844	—	20,578	(25,564)	250,858
Cost of equipment	—	224,043	—	34,925	—	258,968
Selling and marketing	—	68,309	—	10,529	—	78,838
General and administrative	2,607	71,680	191	11,896	(4,149)	82,225
Depreciation and amortization	—	143,974	—	8,599	—	152,573
Impairments and other charges	—	186	—	549	—	735

Total operating expenses	2,607	764,036	191	87,076	(29,713)	824,197
Gain (loss) on sale, exchange or disposal of assets, net	—	(1,703)	6,752	(61)	—	4,988

Operating income (loss)	(2,607)	(70,213)	32,051	11,418	—	(29,351)
Equity in net income (loss) of consolidated subsidiaries	(111,569)	43,469	—	—	68,100	—
Equity in net loss of investees, net	—	(1,158)	—	—	—	(1,158)
Interest income	6,063	46	—	—	(6,062)	47
Interest expense	(3,199)	(67,588)	—	—	6,062	(64,725)

Income (loss) before income taxes	(111,312)	(95,444)	32,051	11,418	68,100	(95,187)
Income tax expense	—	(14,420)	—	—	—	(14,420)

Net income (loss)	(111,312)	(109,864)	32,051	11,418	68,100	(109,607)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(1,705)	—	—	—	(1,705)

Net income (loss) attributable to common stockholders	$(111,312)	$(111,569)	$32,051	$11,418	$68,100	$(111,312)

Other comprehensive income (loss):
Net income (loss)	(111,312)	(109,864)	32,051	11,418	68,100	(109,607)
Net unrealized holding gains on investments and other	(3)	(3)	—	—	3	(3)

Comprehensive income (loss)	$(111,315)	$(109,867)	$32,051	$11,418	$68,103	$(109,610)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$685,710	$—	$88,272	$16	$773,998
Equipment revenues	—	45,250	—	6,371	—	51,621
Other revenues	—	3,965	29,689	—	(33,654)	—

Total revenues	—	734,925	29,689	94,643	(33,638)	825,619

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	266,874	—	24,110	(29,673)	261,311
Cost of equipment	—	219,348	—	28,499	—	247,847
Selling and marketing	—	85,033	—	10,521	—	95,554
General and administrative	2,737	78,574	190	12,163	(3,965)	89,699
Depreciation and amortization	—	130,183	—	16,360	—	146,543

Total operating expenses	2,737	780,012	190	91,653	(33,638)	840,954
Gain (loss) on sale, exchange or disposal of assets, net	—	(1,391)	—	923	—	(468)

Operating income (loss)	(2,737)	(46,478)	29,499	3,913	—	(15,803)
Equity in net income (loss) of consolidated subsidiaries	(98,586)	33,414	—	—	65,172	—
Equity in net income of investees, net	—	193	—	—	—	193
Interest income	6,063	26	—	2	(6,062)	29
Interest expense	(3,179)	(69,925)	—	—	6,062	(67,042)

Income (loss) before income taxes	(98,439)	(82,770)	29,499	3,915	65,172	(82,623)
Income tax expense	—	(11,711)	—	—	—	(11,711)

Net income (loss)	(98,439)	(94,481)	29,499	3,915	65,172	(94,334)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(4,105)	—	—	—	(4,105)

Net income (loss) attributable to common stockholders	$(98,439)	$(98,586)	$29,499	$3,915	$65,172	$(98,439)

Other comprehensive income (loss):
Net income (loss)	(98,439)	(94,481)	29,499	3,915	65,172	(94,334)
Net unrealized holding gains on investments and other	2	2	—	—	(2)	2

Comprehensive income (loss)	$(98,437)	$(94,479)	$29,499	$3,915	$65,170	$(94,332)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013 (unaudited and in thousands, as restated):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(55)	$2,503	$—	$25,572	$—	$28,020

Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(28,822)	—	(1,006)	1,003	(28,825)
Purchases of wireless licenses and spectrum clearing costs	—	(335)	—	—	—	(335)
Proceeds from sales of wireless licenses and operating assets	—	1,015	—	309	(1,003)	321
Purchases of investments	—	(65,767)	—	—	—	(65,767)
Sales and maturities of investments	—	84,716	—	—	—	84,716
Payments received from joint venture	—	8,799	—	—	(8,799)	—

Net cash provided by (used in) investing activities	—	(394)	—	(697)	(8,799)	(9,890)

Financing activities:
Repayment of long-term debt	—	(1,000)	—	—	—	(1,000)
Payment of debt issuance costs	—	(552)	—	—	—	(552)
Payments made to joint venture partners	—	—	—	(12,549)	8,799	(3,750)
Other	—	(1,644)	—	—	—	(1,644)

Net cash used in financing activities	—	(3,196)	—	(12,549)	8,799	(6,946)

Net increase (decrease) in cash and cash equivalents	(55)	(1,087)	—	12,326	—	11,184
Cash and cash equivalents at beginning of period	69	449,668	—	65,813	—	515,550

Cash and cash equivalents at end of period	$14	$448,581	$—	$78,139	$—	$526,734

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012 (unaudited and in thousands, as restated):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(24)	$38,806	$—	$18,962	$—	$57,744

Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(163,024)	—	(13,721)	6,104	(170,641)
Purchases of wireless licenses and spectrum clearing costs	—	(976)	—	—	—	(976)
Proceeds from sales of wireless licenses and operating assets	—	451	—	6,508	(6,104)	855
Purchases of investments	—	(77,149)	—	—	—	(77,149)
Sales and maturities of investments	—	202,107	—	—	—	202,107

Net cash used in investing activities	—	(38,591)	—	(7,213)	—	(45,804)

Financing activities:
Payments made to joint venture partners	—	(255)	—	—	—	(255)
Other	—	(1,010)	—	—	—	(1,010)

Net cash used in financing activities	—	(1,265)	—	—	—	(1,265)

Net increase (decrease) in cash and cash equivalents	(24)	(1,050)	—	11,749	—	10,675
Cash and cash equivalents at beginning of period	91	270,056	—	75,096	—	345,243

Cash and cash equivalents at end of period	$67	$269,006	$—	$86,845	$—	$355,918

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I— Item 1 of this report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or the SEC, on October 28, 2013.

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

Overview

Restatement of Previously Reported Condensed Consolidated Financial Information

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 due to a classification error related to the presentation of certain capital expenditures and operating cash flows. Specifically, we have reflected these corrections in the discussions of net cash provided by operating activities, net cash used in investing activities and capital expenditures in the sections below entitled “Liquidity and Capital Resources — Overview,” “Liquidity and Capital Resources — Cash Flows” and “Liquidity and Capital Resources — Capital Expenditures, Significant Acquisitions and Other Transactions — Capital Expenditures.” See Note 2 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report for additional information.

Company Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the “Cricket®” brand. Our Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% membership interest in STX Wireless, LLC, or STX Wireless, the parent company of STX Operations. For more information regarding this joint venture, see “Liquidity and Capital Resources - STX Wireless Joint Venture” below.

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

Results of Operations

Operating Items

The following table summarizes operating data for our condensed consolidated operations for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,
		% of 2013		% of 2012
		Service		Service	Change
	2013	Revenues	2012	Revenues	Dollars	Percent
Revenues:
Service revenues	$684,622		$773,998		$(89,376)	(11.5)%
Equipment revenues	105,236		51,621		53,615	103.9%

Total revenues	789,858		825,619		(35,761)	(4.3)%

Operating expenses:
Cost of service	250,858	36.6%	261,311	33.8%	(10,453)	(4.0)%
Cost of equipment	258,968	37.8%	247,847	32.0%	11,121	4.5%
Selling and marketing	78,838	11.5%	95,554	12.3%	(16,716)	(17.5)%
General and administrative	82,225	12.0%	89,699	11.6%	(7,474)	(8.3)%
Depreciation and amortization	152,573	22.3%	146,543	18.9%	6,030	4.1%
Impairments and other charges	735	0.1%	—	—%	735	*

Total operating expenses	824,197	120.4%	840,954	108.7%	(16,757)	(2.0)%
Gain (loss) on sale, exchange or disposal of assets, net	4,988	0.7%	(468)	(0.1)%	5,456	*

Operating loss	$(29,351)	(4.3)%	$(15,803)	(2.0)%	$(13,548)	85.7%

*	Percentage change is not meaningful.

The following table summarizes customer activity for the three months ended March 31, 2013 and 2012:

			Change
For the Three Months Ended March 31, (1)	2013	2012	Amount	Percent
Gross customer additions	473,881	859,547	(385,666)	(44.9)%
Net customer additions (losses)	(93,037)	258,060	(351,097)	*
Weighted-average number of customers	5,213,605	6,025,427	(811,822)	(13.5)%
As of March 31,
Total customers	5,203,747	6,192,073	(988,326)	(16.0)%

*	Percentage change is not meaningful.
(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

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

Gain (Loss) on Sale, Exchange or Disposal of Assets, Net

During the three months ended March 31, 2013, we recognized a gain of $6.8 million in connection with the exchange of various spectrum with a subsidiary of T-Mobile USA, Inc., or T-Mobile, and Cellco Partnership dba Verizon Wireless, or Verizon Wireless. For more information regarding this transaction, see the discussion below under “Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions.” This gain was partially offset by a loss of $1.8 million relating to the disposal of certain property and equipment. During the three months ended March 31, 2012, we recognized a loss of $0.5 million from the disposal of certain property and equipment.

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

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time we may generate additional liquidity through credit or capital markets transactions and asset sales. We had a total of $667.1 million in unrestricted cash, cash equivalents and short-term investments as of March 31, 2013. We generated $28.0 million (as restated) of net cash from operating activities during the three months ended March 31, 2013 and expect cash generated from operations to continue to be a significant source of liquidity. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the operating and capital requirements for our current business operations and current investment initiatives.

Our current investment initiatives include the ongoing maintenance and development of our network and other business assets to allow us to continue to provide customers with high-quality service. In addition, we are exploring cost-effective ways to deliver LTE services to customers in our network footprint. We have deployed LTE across approximately 21 million POPs in our network footprint and may launch the service to up to an additional approximately 10 million POPs in 2013. In addition, we may enter into partnerships or joint ventures with others to supplement our facilities-based LTE network coverage. We intend to be disciplined as we consider investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications services. Total capital expenditures for 2013 are expected to be between $250 million and $300 million. For additional information regarding our projected capital expenditures for the next several years, see the discussion below under “— Capital Expenditures, Significant Acquisitions and Other Transactions.”

In recent years, we have entered into agreements with significant purchase commitments, including an agreement with Apple to purchase an estimated $800 million of iPhone devices between June 2012 and June 2015 and an agreement with Sprint to purchase a minimum of $205 million of services between 2013 and 2015. Additional information regarding our purchase agreements with Apple and Sprint and other significant contracts and commitments we have entered into is set forth below under “— Capital Expenditures, Significant Acquisitions and Other Transactions.”

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

Although our significant outstanding indebtedness results in risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under our Credit Agreement and the indenture governing Cricket’s senior notes. In addition, because borrowings under our Credit Agreement bear interest at a floating rate, we review changes and trends in interest rates to evaluate possible hedging activities we could implement. We also regularly monitor the capital and credit markets for opportunities to refinance our existing indebtedness on favorable terms and extend the maturities of such indebtedness. As a result of the actions described above, and our expected cash generated from operations and other sources of liquidity, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows (as restated)

Operating Activities

Net cash provided by operating activities decreased $29.7 million, or 51.5%, for the three months ended March 31, 2013 compared to the corresponding period of the prior year. This decrease was primarily attributable to the increase in our operating loss and changes in working capital.

Investing Activities

Net cash used in investing activities was $9.9 million during the three months ended March 31, 2013, which included the effects of the following transactions:

•	We purchased $28.8 million of property and equipment for the ongoing maintenance and development of our network and other business assets.

•	We made investment purchases of $65.8 million, offset by sales or maturities of investments of $84.7 million.

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

On March 8, 2013, Cricket amended the Credit Agreement to provide for an incremental $1,425 million senior secured C term loan facility, which was fully drawn on April 15, 2013 and matures in March 2020. C term loan borrowings under the Credit Agreement must be repaid in 26 quarterly installments of $3.6 million each, commencing on September 30, 2013, followed by a final installment of $1,332.4 million at maturity. Approximately $1,185 million of the net proceeds from the C term loan facility were used to fund the redemption of all of Cricket’s $1,100 million of 7.75% senior secured notes due 2016 (including accrued interest), as more fully described below. Remaining net proceeds may be used for general corporate purposes.

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

Borrowings under the Credit Agreement are effectively senior to all of Leap’s, Cricket’s and the guarantors’ existing and future unsecured indebtedness (including Cricket’s $1,600 million aggregate principal amount of senior notes and, in the case of Leap, Leap’s $248.2 million aggregate principal amount of convertible senior notes), as well as to all of Leap’s, Cricket’s and the guarantors’ obligations under any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the collateral securing the obligations under the Credit Agreement.

Borrowings under the Credit Agreement are secured on a first-priority basis, equally and ratably with any future parity lien debt that Leap, Cricket or the guarantors may incur, by liens on substantially all of the present and future personal property of Leap, Cricket and the guarantors, except for certain excluded assets and subject to permitted liens (including liens on the collateral securing any future permitted priority debt). Under the Credit Agreement, Leap, Cricket and the guarantors are permitted to incur liens securing indebtedness for borrowed money in an aggregate principal amount outstanding (including the aggregate principal amount outstanding under the Credit Agreement) of up to the greater of $1,750 million and 3.5 times Leap’s consolidated cash flow (excluding the consolidated cash flow of Cricket Music) for the prior four fiscal quarters.

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

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On April 15, 2013, in connection with Cricket’s borrowing of C term loans under the Credit Agreement, Cricket issued a notice of redemption to redeem all of its $1,100 million of 7.75% senior secured notes due 2016 in accordance with the optional redemption provisions governing the notes at a redemption price of 103.875% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date of May 15, 2013. Also on April 15, 2013, Cricket deposited approximately $1,185 million with the trustee for the notes to fund the redemption price (including accrued interest) and the indenture governing the notes was satisfied and discharged in accordance with its terms. As a result of this redemption, we estimate that we will incur a loss on extinguishment of debt of approximately $70 million, which will be recorded in the second quarter of 2013.

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of 4.50% convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears, which interest payments commenced in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the Credit Agreement and the unsecured senior notes described below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations.

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

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the three months ended March 31, 2013, we incurred $28.8 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance and development of our network and other business assets.

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

To the extent the redemption price for Pocket’s non-controlling membership interest varies from the value of Pocket’s net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the three months ended March 31, 2013 and for the year ended December 31, 2012, we recorded a net accretion expense of $0.5 million and a net accretion benefit of $0.7 million, respectively, to bring the carrying value of Pocket’s membership interests in STX Wireless to its estimated redemption value.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $8.8 million and $2.8 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless’ earnings for the three months ended March 31, 2013. No tax distributions were made during the three months ended March 31, 2012. We recorded the tax distribution to Pocket as an adjustment to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

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

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket’s membership interests in STX Wireless. As of March 31, 2013 and December 31, 2012, Pocket had $9.2 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket’s membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket’s membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket’s net interest in STX Wireless, brought the carrying value of Pocket’s membership interests in STX Wireless to an estimated redemption value of $63.5 million and $64.5 million as of March 31, 2013 and December 31, 2012, respectively.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing the Original Form 10-Q on May 2, 2013, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2013, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the condensed consolidated financial statements included in Item 1 of this report and the filing of this Amendment, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013, and our CEO and CFO concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2013.

In connection with the restatement discussed in Note 2 to the condensed consolidated financial statements included in Item 1 of this report, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was that management failed to design and maintain a process to evaluate the completeness of the amount of capital expenditures that had not been paid in cash at the end of the period. Specifically, management did not design effective controls to properly classify purchases of property and equipment included in accounts payable at period end such that the consolidated statements of cash flows only included purchases of property and equipment as investing cash outflows when such amounts had been actually paid during the period. As a result, management has restated its Annual Report on Internal Control over Financial Reporting as of December 31, 2012. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 and the unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2013 and 2012, June 30, 2013 and 2012 and September 30, 2012. Additionally, this material weakness could result in a further misstatement of the aforementioned account balances or disclosures with respect to the consolidated statements of cash flows that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Remediation Initiatives

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

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 25, 2013 (as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on October 28, 2013), other than:

•	Changes to the risk factor below entitled “We Face Significant Competition, Which Could Have a Material Adverse Effect on Demand for Cricket Service,” which has been updated to reflect additional competitive pressures we may face;

•	Changes to the risk factors below entitled “Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us from Fulfilling Our Obligations,” “Despite Current Indebtedness Levels, We May Incur Additional Indebtedness. This Could Further Increase the Risks Associated with Our Leverage,” “We May Be Unable to Refinance Our Indebtedness,” and “Covenants in Our Credit Agreement and Indentures or in Credit Agreements or Indentures That We May Enter into in the Future May Limit Our Ability to Operate Our Business,” which have been updated to reflect the following transactions in April 2013: Cricket’s additional borrowings under the Credit Agreement and issuance of a notice of redemption for all of its 7.75% senior secured notes due 2016, and Leap’s purchase of $1.8 million in aggregate principal amount of 4.50% convertible senior notes due 2014 in a cash tender offer; and

•	Changes to the risk factor below entitled “Action by Congress or Government Agencies and Regulatory Requirements May Increase Our Costs of Providing Service or Require Us to Change Our Services,” which has been updated to reflect risks related to the use of certain foreign vendors.

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

The competitive pressures of the wireless telecommunications industry and the attractive growth prospects in the prepaid segment have caused a number of our competitors (including AT&T, Verizon Wireless, Sprint and T-Mobile) to offer competitively-priced unlimited prepaid and postpaid service offerings. In addition, a number of carriers have begun to offer bundled service offerings comprised of unlimited voice service and fixed amounts of data that customers can share across all of their wireless devices. We also face additional competition in the prepaid segment from Lifeline service offerings, which are available to consumers at reduced costs (and in some cases at no cost) because carriers offering this service receive a subsidy payment from the federal universal service fund, or USF, program. These Lifeline service offerings are also being provided by new MVNO providers who are utilizing other carriers’ networks.

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

We have now and will continue to have a significant amount of indebtedness. As of March 31, 2013, on a pro forma basis after giving effect to the financing transactions described in “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this report, our total outstanding indebtedness was $3,672.2 million, including $1,824.0 million in aggregate principal amount of outstanding borrowings under the Credit Agreement, $248.2 million in aggregate principal amount of 4.50% convertible senior notes due 2014 and $1,600.0 million in aggregate principal amount of 7.75% senior notes due 2020.

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

Despite Current Indebtedness Levels, We May Incur Additional Indebtedness, Which Could Further Increase the Risks Associated with Our Leverage.

The terms of our Credit Agreement, and the indenture governing Cricket’s senior notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. The indenture governing Leap’s convertible senior notes does not limit our ability to incur debt.

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

Our Credit Agreement and the indenture governing Cricket’s senior notes contain covenants that restrict the ability of Leap, Cricket and their restricted subsidiaries to make distributions or other payments to our investors or subordinated creditors unless we satisfy certain financial tests or other criteria. In addition, our Credit Agreement and indenture include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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

The restrictions in our Credit Agreement and the indenture governing Cricket’s senior notes could limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar or more onerous restrictions.

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

The FCC has adopted rules requiring commercial mobile radio service providers to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC has also adopted rules generally requiring carriers to offer data roaming services on commercially reasonable terms. Despite the adoption of these rules, however, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers’ control over the terms and conditions of wholesale roaming services. In addition, these rules do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. Furthermore, the FCC’s data roaming order is subject to a petition for reconsideration at the FCC. In light of the current FCC rules, orders and proceedings, if we were unexpectedly to lose the benefit of one or more key roaming or wholesale agreements, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and 3G or 4G data roaming services for our customers or may be unable to provide such services on a cost-effective basis. Our inability to obtain new or replacement roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

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

Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2011 and 2012. In connection with the restatement discussed under the heading “Restatement of Previously Reported Condensed Consolidated Financial Statements” in Note 2 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report, management determined that the material weakness described below existed as of each of these dates. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of those dates and that, as a result, our disclosure controls and procedures were not effective from December 31, 2011 through September 30, 2013.

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

Our resale shelf registration statement registers for resale 23,533,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 30% of Leap’s outstanding common stock as of April 22, 2013. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

In addition, under the indentures governing our senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. In addition, our Credit Agreement provides for an event of default upon the occurrence of a change of control. See “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources” of this report.

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

Item 6.	Exhibits.

Index to Exhibits:

Exhibit Number	Description of Exhibit

10.1	Amendment No. 1 to Credit Agreement and Subsidiaries Guaranty, dated as of March 8, 2013, among Leap Wireless International, Inc., Cricket Communications, Inc., the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent and Parity Lien Representative, and, with respect to certain sections only, Cricket License Company, LLC (incorporated by reference to Exhibit 10.1 of Leap’s Current Report on Form 8-K, filed with the SEC on March 11, 2013).

10.2*†	Fifth Amendment, effective February 15, 2013, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.

10.3#	Employment Transition Agreement, effective January 1, 2013, between Leap Wireless International, Inc., Cricket Communications, Inc. and Jeffrey E. Nachbor (incorporated by reference to Exhibit 10.8.3 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013).

10.4#	Employment Transition Agreement, effective January 1, 2013, between Leap Wireless International, Inc., Cricket Communications, Inc. and Leonard C. Stephens (incorporated by reference to Exhibit 10.15 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013).

10.5*#	Form of Performance Share Unit Grant Notice and Performance Share Unit Award Agreement with S. Douglas Hutcheson.

10.6*#	Form of Performance Share Unit Grant Notice and Performance Share Unit Award Agreement.

10.7*#	Form of Performance Cash Award Grant Notice and Performance Cash Award Agreement.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase document

101.DEF	XBRL Taxonomy Extension Definition Linkbase document

101.LAB	XBRL Taxonomy Extension Label Linkbase document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document

*	Previously filed.
**	Filed herewith.
***	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 25, 2013

LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. DOUGLAS HUTCHESON
S. Douglas Hutcheson
Chief Executive Officer

By:	/s/ R. PERLEY MCBRIDE
R. Perley McBride
Chief Financial Officer