Form 10-Q/A
period 2013-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2013-10-28
CIK 1065049

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

The number of shares outstanding of the registrant’s common stock on July 22, 2013 was 79,192,131.

Explanatory Note

Overview

Leap Wireless International, Inc. (the “Company”), is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to restate and amend the Company’s previously issued unaudited condensed consolidated financial statements and related financial information for the three and six months ended June 30, 2013 and 2012 previously included in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission on August 5, 2013 (the “Original Filing Date”). This Amendment amends and restates the Company’s unaudited condensed consolidated financial statements and related disclosures in “Part I – Item 1. Financial Statements” for the fiscal quarters ended June 30, 2013 and 2012, as well as related disclosures in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I – Item 4. Controls and Procedures,” “Part II – Item 1A. Risk Factors” and “Part II – Item 6. Exhibits.”

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

Effects of Restatements

The following table illustrates the impact of the restatements on the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 (unaudited, in thousands):

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating Activities
Net cash provided by operating activities	$15,028	$17,671	$32,699	$50,619	$35,259	$85,878
Investing Activities
Purchases of property and equipment	$(48,861)	$(17,671)	$(66,532)	$(265,412)	$(30,842)	$(296,254)
Change in prepayments for purchases of property and equipment	(4,986)	—	(4,986)	(1,940)	(4,417)	(6,357)
Net cash used in investing activities	(202,503)	(17,671)	(220,174)	(2,552)	(35,259)	(37,811)

Since the Company has not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, in this Amendment, the Company has also restated its unaudited condensed consolidated statement of cash flows and related guarantor financial information for the nine months ended September 30, 2012 to correct the classification error described above. These corrections are disclosed in Note 16 to the Company’s unaudited condensed consolidated financial statements included in “Part I – Item 1. Financial Statements” of this Amendment.

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

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q/A

(Amendment No. 1)

For the Quarter Ended June 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$605,039	$515,550
Short-term investments	308,012	159,426
Inventories	102,533	121,601
Deferred charges	49,331	60,963
Other current assets	167,442	139,242

Total current assets	1,232,357	996,782
Property and equipment, net	1,499,934	1,762,090
Wireless licenses	2,090,821	1,947,333
Assets held for sale (Note 10)	1,835	136,222
Goodwill	31,886	31,886
Intangible assets, net	18,581	24,663
Other assets	87,999	68,284

Total assets	$4,963,413	$4,967,260

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$325,928	$396,110
Current maturities of long-term debt	18,250	4,000
Other current liabilities	211,604	216,880

Total current liabilities	555,782	616,990
Long-term debt, net	3,619,964	3,298,463
Deferred tax liabilities	407,794	385,111
Other long-term liabilities	157,027	169,047

Total liabilities	4,740,567	4,469,611

Redeemable non-controlling interests	58,550	64,517

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock—authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock—authorized 160,000,000 shares, $.0001 par value; 79,180,726 and 79,194,750 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	8	8
Additional paid-in capital	2,179,639	2,182,503
Accumulated deficit	(2,014,653)	(1,748,694)
Accumulated other comprehensive loss	(698)	(685)

Total stockholders’ equity	164,296	433,132

Total liabilities and stockholders’ equity	$4,963,413	$4,967,260

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Service revenues	$678,497	$751,285	$1,363,119	$1,525,283
Equipment revenues	53,046	35,487	158,282	87,108

Total revenues	731,543	786,772	1,521,401	1,612,391

Operating expenses:
Cost of service (exclusive of items shown separately below)	249,371	256,555	500,229	517,866
Cost of equipment	183,658	171,673	442,626	419,520
Selling and marketing	69,397	77,247	148,235	172,801
General and administrative	83,402	94,892	165,627	184,591
Depreciation and amortization	150,856	154,483	303,429	301,026
Impairments and other charges (Note 8)	4,287	—	5,022	—

Total operating expenses	740,971	754,850	1,565,168	1,595,804
Gain (loss) on sale, exchange or disposal of assets, net	1,870	(333)	6,858	(801)

Operating income (loss)	(7,558)	31,589	(36,909)	15,786
Equity in net income (loss) of investees, net	1,696	(59)	538	134
Interest income	58	28	105	57
Interest expense	(66,851)	(66,983)	(131,576)	(134,025)
Loss on extinguishment of debt	(72,988)	—	(72,988)	—

Loss before income taxes	(145,643)	(35,425)	(240,830)	(118,048)
Income tax expense	(10,710)	(10,562)	(25,130)	(22,273)

Net loss	(156,353)	(45,987)	(265,960)	(140,321)
Accretion of redeemable non-controlling interests and distributions, net of tax	(6,756)	4,397	(8,461)	292

Net loss attributable to common stockholders	$(163,109)	$(41,590)	$(274,421)	$(140,029)

Loss per share attributable to common stockholders:
Basic	$(2.09)	$(0.54)	$(3.53)	$(1.82)

Diluted	$(2.09)	$(0.54)	$(3.53)	$(1.82)

Shares used in per share calculations:
Basic	77,915	77,206	77,815	77,116

Diluted	77,915	77,206	77,815	77,116

Other comprehensive loss:
Net loss	$(156,353)	$(45,987)	$(265,960)	$(140,321)
Net unrealized holding gains (losses) on investments and other	(10)	10	(13)	12

Comprehensive loss	$(156,363)	$(45,977)	$(265,973)	$(140,309)

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
	(As Restated, See Note 2)
Operating activities:
Net cash provided by operating activities	$32,699	$85,878

Investing activities:
Purchases of property and equipment	(66,532)	(296,254)
Change in prepayments for purchases of property and equipment	(4,986)	(6,357)
Purchases of wireless licenses and spectrum clearing costs	(2,337)	(2,712)
Proceeds from sales of wireless licenses and operating assets, net	3,404	1,420
Purchases of investments	(334,935)	(173,141)
Sales and maturities of investments	186,103	440,734
Change in restricted cash	(891)	(1,501)

Net cash used in investing activities	(220,174)	(37,811)

Financing activities:
Proceeds from the issuance of long-term debt	1,414,313	—
Repayment of long-term debt	(1,103,796)	—
Payment of debt issuance costs	(15,800)	—
Proceeds from issuance of common stock	620	483
Payments made to joint venture partners	(14,867)	(5,230)
Other	(3,506)	(2,187)

Net cash provided by (used in) financing activities	276,964	(6,934)

Net increase in cash and cash equivalents	89,489	41,133
Cash and cash equivalents at beginning of period	515,550	345,243

Cash and cash equivalents at end of period	$605,039	$386,376

Supplementary disclosure of cash flow information:
Cash paid for interest	$(138,236)	$(126,747)
Cash paid for income taxes	$(4,088)	$(3,943)
Supplementary disclosure of non-cash investing activities:
Acquisition of property and equipment	$17,135	$91,139
Net wireless licenses received in exchange transaction	$6,809	$—

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

Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by STX Wireless Operations, LLC (“STX Operations”), which Cricket controls through a 75.75% membership interest in STX Wireless, LLC (“STX Wireless”), the parent company of STX Operations. For more information regarding this joint venture, see “Note 11. Arrangement with Joint Venture.”

Leap, Cricket and their subsidiaries and consolidated joint ventures are collectively referred to herein as the “Company.”

Note 2. Restatement of Previously Reported Condensed Consolidated Financial Statements

The Company has restated its unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 due to a classification error related to the presentation of certain capital expenditures and operating cash flows. In addition, the Company is restating its unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012 (see Note 16).

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

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating Activities
Net cash provided by operating activities	$15,028	$17,671	$32,699	$50,619	$35,259	$85,878
Investing Activities
Purchases of property and equipment	$(48,861)	$(17,671)	$(66,532)	$(265,412)	$(30,842)	$(296,254)
Change in prepayments for purchases of property and equipment	(4,986)	—	(4,986)	(1,940)	(4,417)	(6,357)
Net cash used in investing activities	(202,503)	(17,671)	(220,174)	(2,552)	(35,259)	(37,811)

The Company has also reflected these corrections as applicable in its unaudited condensed consolidated financial statements and also in the condensed consolidating statements of cash flows presented in “Note 15. Guarantor Financial Information.”

The resulting restatement has no impact on the total end-of-period cash and cash equivalents reported on the condensed consolidated statements of cash flows or on the related condensed consolidated balance sheets or condensed consolidated statements of comprehensive income for any of the affected periods.

Note 3. Proposed Merger

On July 12, 2013, AT&T Inc. (“AT&T”) entered into an Agreement and Plan of Merger, dated as of July 12, 2013 (the “Merger Agreement”), with Leap, Mariner Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of AT&T (“Merger Sub”), and Laser, Inc., a Delaware corporation (the stockholders’ representative), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, AT&T will acquire Leap in a transaction in which Leap stockholders would receive $15.00 in cash for each outstanding share of Leap’s common stock, plus one non-transferable contingent value right (“CVR”) per share (together, the “Merger Consideration”). The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds of the future sale of the Company’s 700 MHz A block license in Chicago. The Merger Agreement provides that, on the terms and subject to the conditions thereof, Merger Sub will be merged with and into Leap (the “Merger”) with Leap continuing as the surviving corporation in the Merger, and each outstanding share of common stock of Leap (other than excluded shares) will cease to be outstanding and will be converted into the right to receive the Merger Consideration.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Each outstanding stock option, whether vested or unvested, that was granted under one of Leap’s stock plans and that has an exercise price equal to or below the $15.00 per share cash merger consideration will be cancelled at the effective time of the Merger and will entitle the holder to receive (1) cash equal to the product of the total number of shares underlying the stock option multiplied by the difference, if any, of the per share cash merger consideration and the exercise price per share underlying each stock option, less any applicable withholding taxes and (2) one CVR for each share underlying the stock option. Holders of an outstanding stock option, whether vested or unvested, with an exercise price greater than the per share cash merger consideration, will have the opportunity to exercise such stock option prior to the effective time of the Merger by providing Leap with a notice of exercise and, for each share underlying the stock option, a cash amount equal to the difference of the exercise price underlying the stock option less the per share cash merger consideration. Each stock option that is so exercised will be settled at the effective time of the Merger and the holder will receive one CVR in respect of each share underlying the stock option and, to the extent the stock option is not exercised prior to the effective time of the Merger, the stock option will be cancelled at the effective time of the Merger for no consideration to the holder. Each outstanding share of restricted stock granted under Leap’s stock plans will be cancelled at the effective time of the Merger and the holder will receive the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such share of restricted stock. Each outstanding stock unit granted under Leap’s stock plans (including performance stock units, deferred stock units and deferred cash units but excluding any cash award with a value that is not determined based on the price of Leap common stock), whether vested or unvested, will be cancelled and will entitle the holder to receive an amount in cash equal to the product of the number of shares covered by the unit (assuming target level of performance for any incomplete performance periods) multiplied by the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such unit.

Leap has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions, and (ii) subject to certain exceptions, not to withhold, withdraw or modify in a manner adverse to AT&T the recommendation of Leap’s board of directors that Leap’s stockholders adopt the Merger Agreement. Leap may furnish non-public information to a third party who has made an unsolicited proposal that Leap’s board of directors determines could be reasonably expected to result in a superior proposal and may engage in discussions with such third party. However, prior to any change in the recommendation of Leap’s board of directors, AT&T will have the right to propose revisions to the Merger Agreement and Leap’s board of directors must negotiate in good faith and consider such revised terms prior to making a determination to change its recommendation with respect to the Merger. Even if Leap’s board of directors changes its recommendation, Leap must continue to submit the Merger Agreement to a vote of its stockholders.

Consummation of the Merger is subject to various customary conditions, including, among others, the adoption of the Merger Agreement by the requisite vote of Leap’s stockholders; expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; approval of the transaction by the Federal Communications Commission (the “FCC”); and approval of the transaction by applicable state public utility commissions. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger, provided that AT&T will not be obligated to agree to divestitures or other restrictions that would have any effect on AT&T or to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on Leap and its subsidiaries, taken as a whole. It is a condition to AT&T’s obligation to consummate the Merger that the FCC approval has been obtained by final order and that other regulatory approvals have been obtained, in each case without the imposition of an adverse regulatory condition.

The Merger Agreement also provides for certain termination rights, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by July 11, 2014 (the “Termination Date,” as it may be extended in certain circumstances to January 11, 2015) and the right of AT&T to terminate the Merger Agreement if Leap’s board of directors changes its recommendation with respect to the Merger. A termination fee of $46.3 million is payable by Leap to AT&T upon termination of the Merger Agreement under specified circumstances following the making of a bona fide acquisition proposal (as defined in the Merger Agreement), including as a result of a change in Leap’s board of directors’ recommendation relating to a superior acquisition proposal. A termination fee of approximately $71.2 million will be payable by Leap to AT&T if the Merger Agreement is terminated by AT&T or Leap because Leap stockholder approval was not obtained following a change in Leap’s board of directors’ recommendation, or by AT&T following a change in Leap’s board of directors’ recommendation, where in each case the change of recommendation was in connection with a specified intervening event.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

If the Merger Agreement is terminated because the Termination Date has been reached because there is an order of a governmental entity permanently preventing completion of the transaction or as a result of a breach by AT&T and AT&T’s breach materially contributed to the failure to receive regulatory approval, and, at the time of such termination, all regulatory approvals have not been received or the transaction has been enjoined, Leap, subject to certain exceptions, will have the option within 30 days of termination of the Merger Agreement to enter into a three-year LTE data roaming agreement with AT&T, which will provide coverage in certain of Leap’s markets not covered by Leap’s LTE network. If Leap enters into the roaming agreement, AT&T will then have the option within 30 days after entry into the roaming agreement to purchase certain of Leap’s spectrum assets. If AT&T does not exercise its right to purchase all of the specified spectrum assets, Leap may, within 60 days after expiration of AT&T’s option, require AT&T to purchase all of the specified assets.

Affiliates of MHR Fund Management LLC (“MHR”), which collectively owned approximately 29.9% of the outstanding shares of Leap common stock as of July 22, 2013, have entered into a voting agreement with AT&T and Leap, pursuant to which MHR has agreed to vote such shares in favor of adoption of the Merger Agreement and against any competing acquisition proposals, subject to the limitation set forth in the voting agreement. MHR’s obligations under the voting agreement will terminate upon (i) the termination of the Merger Agreement in accordance with its terms and (ii) certain material amendments to the Merger Agreement.

Note 4. Basis of Presentation and Significant Accounting Policies

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

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three and six months ended June 30, 2013 and 2012, all of the Company’s revenues and long-lived assets related to operations in the United States.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. The service plans the Company currently offers are “all-inclusive” of telecommunications and regulatory fees, in that the Company does not separately bill and collect amounts owed and remitted to government agencies from its customers. For the Company’s legacy service plans that are not “all-inclusive,” the Company separately bills and collects from its customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from the Company’s customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the three and six months ended June 30, 2013, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $0.8 million and $1.6 million, respectively. During the three and six months ended June 30, 2012, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $2.7 million and $6.8 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of June 30, 2013 or December 31, 2012.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of June 30, 2013 and December 31, 2012 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of June 30, 2013 or December 31, 2012.

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

Cash Equivalents and Short-Term Investments

As of June 30, 2013 and December 31, 2012, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

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

Assets Measured at Fair Value on a Nonrecurring Basis

As of June 30, 2013 and December 31, 2012, non-financial assets with a carrying value of $2.0 million and $13.6 million, respectively, accumulated in construction-in-progress had been reduced to a fair value of zero, resulting in an impairment charge of $2.0 million and $13.6 million, respectively. There were no other non-financial assets that were measured and recorded at fair value on a nonrecurring basis.

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

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which is defined to include the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing the Company’s senior notes and convertible notes. The change in control resulting from the Merger would not constitute a “change of control” as defined in the Credit Agreement.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap’s capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap’s capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap’s board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option. The consummation of the Merger would trigger the right of holders of Leap’s 4.50% convertible senior notes due 2014 to require Leap to repurchase holders’ notes at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

On March 26, 2013, Leap launched a tender offer to purchase, for cash, any and all of its $250 million of 4.50% convertible senior notes due 2014 at a purchase price of $1,005 per $1,000 principal amount of notes tendered plus accrued interest. On April 23, 2013, the Company purchased $1.8 million in aggregate principal amount of 4.50% convertible senior notes due 2014 pursuant to the tender offer, which resulted in a loss on extinguishment of debt of $0.2 million. The Company may from time to time seek to purchase outstanding 4.50% convertible senior notes due 2014 through open-market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on the consent of AT&T, prevailing market conditions, the Company’s liquidity requirements and other factors.

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

If a “change of control” occurs (which is defined to include the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date. The change in control resulting from the Merger would not constitute a “change of control” as defined in the indenture governing the notes.

Note 8. Impairments and Other Charges

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 10. Significant Acquisitions and Other Transactions

On June 4, 2013, the Company entered into a license purchase agreement with Cellular South Licenses, LLC (“Cellular South”) to sell its 10 MHz PCS wireless license in Biloxi, Mississippi to Cellular South for $6.0 million. The closing of the transaction is subject to customary closing conditions, including the consent of the FCC. The wireless license to be sold to Cellular South has been classified as held for sale at its carrying value of $1.8 million in the condensed consolidated balance sheet as of June 30, 2013.

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

Note 11. Arrangement with Joint Venture

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $14.6 million and $4.7 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless’ earnings for the six months ended June 30, 2013. No tax distributions were made during the six months ended June 30, 2012. The Company recorded the tax distributions to Pocket as adjustments to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

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

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket’s membership interests in STX Wireless. As of June 30, 2013 and December 31, 2012, Pocket had $12.9 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement, respectively. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket’s membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket’s membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket’s net interest in STX Wireless, brought the carrying value of Pocket’s membership interests in STX Wireless to an estimated redemption value of $58.6 million and $64.5 million as of June 30, 2013 and December 31, 2012, respectively.

As described in Note 4, the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

Note 12. Unrestricted Subsidiaries

In July 2011, the Company’s board of directors designated Cricket Music and Cricket Music’s wholly-owned subsidiary Muve USA, LLC (“Muve USA”) as “Unrestricted Subsidiaries” under the indentures governing Cricket’s senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as “Unrestricted Subsidiaries” under the Credit Agreement. Muve USA holds certain hardware, software and intellectual property relating to Cricket’s Muve Music service. The financial position and results of operations of Cricket Music, Muve USA and their subsidiaries are included in the Company’s condensed consolidated financial statements included in this report. Together with STX Wireless, Cricket Music, Muve USA and their subsidiaries are presented as “Non-Guarantors” within the Company’s condensed consolidating financial statements included in Note 15.

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

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$150	$1
Other current assets	597	—
Property and equipment, net	2,688	4,937

Total assets	$3,435	$4,938

Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$14	$—
Other current liabilities	373	5
Other long-term liabilities	248	—
Stockholders’ equity	2,800	4,933

Total liabilities and stockholders’ equity	$3,435	$4,938

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$152	$—	$152	$—
Operating expenses
Depreciation and amortization	1,125	1,124	2,249	2,248
Other	7	1	15	5

Total operating expenses	1,132	1,125	2,264	2,253

Operating loss	(980)	(1,125)	(2,112)	(2,253)
Income tax expense	(28)	—	(28)	—

Net loss	$(1,008)	$(1,125)	$(2,140)	$(2,253)

Note 13. Income Taxes

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

The Company’s ability to utilize NOLs could be further limited if it were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period, which would include the ownership change that would result from the Merger. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The occurrence of such an ownership change would accelerate cash tax payments the Company would be required to make and likely result in a substantial portion of its NOLs expiring before the Company could fully utilize them.

On August 30, 2011, the Company’s board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve the Company’s ability to use its NOL carryforwards. The Tax Benefit Preservation Plan was approved by the Company’s stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Company’s board of directors. On July 12, 2013, Leap entered into an amendment to the Tax Benefit Preservation Plan to provide that neither the approval, execution or delivery of the Merger Agreement or any amendments thereof or agreements in connection therewith, nor the consummation of transactions or entry into any agreements contemplated thereby, including the Merger, will (i) cause the rights under the Tax Benefit Preservation Plan to become exercisable or entitle a holder of the rights to exercise such rights, (ii) cause AT&T or MHR or any of their affiliates or associates to become an “Acquiring Person” under the terms of the Tax Benefit Preservation Plan, or (iii) give rise to a Distribution Date or a Stock Acquisition Date (as such terms are defined in the Tax Benefit Preservation Plan). Other than as described above, the Tax Benefit Preservation Plan remains in effect and continues to apply to acquisitions of Leap common stock.

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

On July 19, 2013, July 24, 2013 and July 26, 2013, following the announcement of the Merger, lawsuits were filed in the Superior Court of the State of California, County of San Diego challenging the proposed Merger. The action filed on July 19, 2013 is captioned John Kim v. Leap Wireless International, Inc. et al., Case No. 37-2013-00058491-CU-BT-CTL and the actions filed on July 24, 2013 are captioned Wesley Decker v. Leap Wireless International, Inc. et al, Case No. 37-2013-00059095-CU-SL-CTL and Roxane Andrews v. Leap Wireless International, Inc. et al, Case No. 37-2013-00059141-CU-BT-

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CTL. The action filed on July 26, 2013 is captioned Joseph Marino v. Leap Wireless International Inc. et al, Case No. 37-2013-00059565-CU-BT-CTL. Each lawsuit is a putative class action filed on behalf of purported stockholders of Leap and names Leap, its directors as well as AT&T and Merger Sub as defendants. The complaints allege that Leap and its directors breached their fiduciary duties to Leap stockholders, and that AT&T and Merger Sub aided and abetted such breaches, by agreeing to improper deal protection terms in the Merger Agreement. The Decker, Andrews and Marino complaints further allege that Leap and its directors breached their fiduciary duties, and that AT&T and Merger Sub aided and abetted such breaches, by engaging in a flawed sales process and by agreeing to sell Leap for inadequate consideration. The Kim complaint seeks, among other relief, declaratory and injunctive relief against the Merger, imposition of a constructive trust and costs and fees. The Decker, Andrews and Marino complaints seek, among other relief, declaratory and injunctive relief against the Merger and costs and fees.

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

The Company purchased approximately one-half of its first-year minimum purchase commitment through June 2013, which purchases were approximately $100 million below its first-year minimum purchase commitment. At its current purchase rate, the Company’s iPhone purchases for the second year would be approximately $150 million below its second-year minimum purchase commitment and its purchases for the third year would be approximately $200 million below its third-year minimum purchase commitment. The actual amount of the Company’s purchases will depend on the factors described above. However, the Company believes that it will be able to increase its current iPhone sales rate and purchase and sell the total required number of devices over the three-year period of the commitment and for a subsequent one-year inventory sell-through period. Due to the Company’s efforts to expand sales volume for the iPhone, the Company has not been required to purchase additional handsets to meet its first-year minimum purchase commitment. In addition to the Company’s introduction and expansion of device financing programs, the Company is working with Apple to increase the Company’s advertising and promotional programs to increase awareness of the Company’s iPhone offering. In addition, if Apple introduces an AWS-compatible version of the iPhone in the future, the Company will be able to sell the device in additional markets covering approximately 40% of its covered POPs. The Company may also seek to amend the requirements under, or extend the term of, the purchase commitment, although the Company’s current capital and liquidity projections do not assume that such a modification will occur.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 15. Guarantor Financial Information

At June 30, 2013, all of the $1,600 million of senior notes issued by Cricket (the “Issuing Subsidiary”) were comprised of 7.75% senior notes due 2020, which are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and Cricket License Company, LLC, a 100%-owned subsidiary of Cricket (the “Guarantor Subsidiary”).

The indenture governing the senior notes limits, among other things, the Guarantor Parent Company’s, Cricket’s and the Guarantor Subsidiary’s ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with affiliates; and make acquisitions or merge or consolidate with another entity.

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

In connection with the restatement of the Company’s unaudited condensed consolidated statements of cash flows, the Company has restated its unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012 due to a classification error related to the presentation of certain capital expenditures and operating cash flows (see Note 2). The classification error related to certain purchases of property and equipment that were unpaid at each of the balance sheet dates (but that were scheduled to be settled in cash soon thereafter), which were incorrectly reflected as cash outflows from investing activities and cash inflows from operating activities. This classification error resulted in a misstatement of net cash provided by operating activities and net cash used in investing activities. The classification error has been reflected in the condensed consolidating statements of cash flows for the Issuing Subsidiary and Non-Guarantor Subsidiaries as follows:

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidating statement of cash flows for the six months ended June 30, 2013:

•	Issuing Subsidiary – Decreased net cash used in operating activities by $16.2 million with a corresponding increase in net cash used in investing activities for the same amount.

•	Non-Guarantor Subsidiaries – Increased net cash provided by operating activities by $1.5 million with a corresponding increase in net cash used in investing activities for the same amount.

Condensed consolidating statement of cash flows for the six months ended June 30, 2012:

•	Issuing Subsidiary – Increased net cash provided by operating activities by $44.7 million with a corresponding increase in net cash used in investing activities for the same amount.

•	Non-Guarantor Subsidiaries – Decreased net cash provided by operating activities by $9.5 million with a corresponding decrease in net cash used in investing activities for the same amount.

In addition, certain revisions have been made to certain intercompany balances in the condensed consolidating statement of cash flows for the six months ended June 30, 2012 presented below to more appropriately reflect the substance of the underlying transactions or related settlement terms. These revisions had no impact on the consolidated balance sheet as of December 31, 2012 or the condensed consolidated statement of cash flows for the six months ended June 30, 2012. The revisions had the following impacts to the condensed consolidating statement of cash flows for the six months ended June 30, 2012:

•	Issuing Subsidiary—Decreased net cash provided by operating activities by $5.6 million, with a corresponding decrease to net cash used in investing activities for the same amount.

•	Non-Guarantor Subsidiaries—Increased net cash provided by operating activities by $5.6 million, with a corresponding increase to net cash used in investing activities for the same amount.

The Company assessed the materiality of the revisions noted above and concluded that they were not material to any of the Company’s previously issued financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheet as of June 30, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Cash and cash equivalents	$109	$529,540	$—	$75,390	$—	$605,039
Short-term investments	—	308,012	—	—	—	308,012
Inventories	—	98,667	—	3,866	—	102,533
Deferred charges	—	49,328	—	3	—	49,331
Advances to affiliates and consolidated subsidiaries	11,181	26,162	49,052	—	(86,395)	—
Other current assets	805	156,146	6	10,515	(30)	167,442

Total current assets	12,095	1,167,855	49,058	89,774	(86,425)	1,232,357
Property and equipment, net	—	1,444,641	—	55,293	—	1,499,934
Investments in and advances to affiliates and consolidated subsidiaries	474,419	2,333,808	—	—	(2,808,227)	—
Wireless licenses	—	—	2,025,909	64,912	—	2,090,821
Assets held for sale	—	—	1,835	—	—	1,835
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	13,434	—	5,147	—	18,581
Other assets	3,149	75,103	—	9,747	—	87,999

Total assets	$489,663	$5,046,063	$2,076,802	$245,537	$(2,894,652)	$4,963,413

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$46	$323,398	$—	$2,484	$—	$325,928
Current maturities of long-term debt	—	18,250	—	—	—	18,250
Intercompany payables	—	60,233	—	26,162	(86,395)	—
Other current liabilities	5,213	189,512	—	16,909	(30)	211,604

Total current liabilities	5,259	591,393	—	45,555	(86,425)	555,782
Long-term debt, net	248,204	3,371,760	—	—	—	3,619,964
Deferred tax liabilities	—	407,794	—	—	—	407,794
Long-term intercompany payables	71,904	240,704	—	40,203	(352,811)	—
Other long-term liabilities	—	142,147	—	14,880	—	157,027

Total liabilities	325,367	4,753,798	—	100,638	(439,236)	4,740,567
Redeemable non-controlling interests	—	58,550	—	—	—	58,550
Stockholders’ equity	164,296	233,715	2,076,802	144,899	(2,455,416)	164,296

Total liabilities and stockholders’ equity	$489,663	$5,046,063	$2,076,802	$245,537	$(2,894,652)	$4,963,413

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheet as of December 31, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Cash and cash equivalents	$69	$449,668	$—	$65,813	$—	$515,550
Short-term investments	—	159,426	—	—	—	159,426
Inventories	—	118,149	—	3,452	—	121,601
Deferred charges	—	60,933	—	30	—	60,963
Advances to affiliates and consolidated subsidiaries	11,182	23,592	49,407	—	(84,181)	—
Other current assets	707	129,346	—	13,519	(4,330)	139,242

Total current assets	11,958	941,114	49,407	82,814	(88,511)	996,782
Property and equipment, net	—	1,694,365	—	67,725	—	1,762,090
Investments in and advances to affiliates and consolidated subsidiaries	739,072	2,327,953	—	—	(3,067,025)	—
Wireless licenses	—	—	1,882,421	64,912	—	1,947,333
Assets held for sale	—	—	136,222	—	—	136,222
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	14,756	—	9,907	—	24,663
Other assets	3,938	54,852	—	9,494	—	68,284

Total assets	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$40	$389,951	$—	$6,119	$—	$396,110
Current maturities of long-term debt	—	4,000	—	—	—	4,000
Intercompany payables	—	60,589	—	23,592	(84,181)	—
Other current liabilities	5,247	202,740	—	13,223	(4,330)	216,880

Total current liabilities	5,287	657,280	—	42,934	(88,511)	616,990
Long-term debt, net	250,000	3,048,463	—	—	—	3,298,463
Deferred tax liabilities	—	385,111	—	—	—	385,111
Long-term intercompany payables	66,549	242,500	—	32,562	(341,611)	—
Other long-term liabilities	—	149,819	—	19,228	—	169,047

Total liabilities	321,836	4,483,173	—	94,724	(430,122)	4,469,611
Redeemable non-controlling interests	—	64,517	—	—	—	64,517
Stockholders’ equity	433,132	496,572	2,068,050	160,792	(2,725,414)	433,132

Total liabilities and stockholders’ equity	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$594,040	$—	$84,391	$66	$678,497
Equipment revenues	—	45,584	—	7,462	—	53,046
Other revenues	—	3,851	25,506	89	(29,446)	—

Total revenues	—	643,475	25,506	91,942	(29,380)	731,543

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	254,913	—	19,987	(25,529)	249,371
Cost of equipment	—	160,406	—	23,252	—	183,658
Selling and marketing	—	61,919	—	7,478	—	69,397
General and administrative	2,566	73,068	191	11,428	(3,851)	83,402
Depreciation and amortization	—	142,403	—	8,453	—	150,856
Impairments and other charges	—	4,167	—	120	—	4,287

Total operating expenses	2,566	696,876	191	70,718	(29,380)	740,971
Gain (loss) on sale, exchange or disposal of assets, net	—	1,986	12	(128)	—	1,870

Operating income (loss)	(2,566)	(51,415)	25,327	21,096	—	(7,558)
Equity in net income (loss) of consolidated subsidiaries	(163,377)	46,395	—	—	116,982	—
Equity in net income of investees, net	—	1,696	—	—	—	1,696
Interest income	6,063	58	—	—	(6,063)	58
Interest expense	(3,220)	(69,694)	—	—	6,063	(66,851)
Loss on extinguishment of debt	(9)	(72,979)	—	—	—	(72,988)

Income (loss) before income taxes	(163,109)	(145,939)	25,327	21,096	116,982	(145,643)
Income tax expense	—	(10,682)	—	(28)	—	(10,710)

Net income (loss)	(163,109)	(156,621)	25,327	21,068	116,982	(156,353)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(6,756)	—	—	—	(6,756)

Net income (loss) attributable to common stockholders	$(163,109)	$(163,377)	$25,327	$21,068	$116,982	$(163,109)

Other comprehensive income (loss):
Net income (loss)	(163,109)	(156,621)	25,327	21,068	116,982	(156,353)
Net unrealized holding losses on investments and other	(10)	(10)	—	—	10	(10)

Comprehensive income (loss)	$(163,119)	$(156,631)	$25,327	$21,068	$116,992	$(156,363)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$1,196,077	$—	$166,961	$81	$1,363,119
Equipment revenues	—	134,924	—	23,358	—	158,282
Other revenues	—	8,000	50,996	178	(59,174)	—

Total revenues	—	1,339,001	50,996	190,497	(59,093)	1,521,401

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	510,757	—	40,565	(51,093)	500,229
Cost of equipment	—	384,449	—	58,177	—	442,626
Selling and marketing	—	130,228	—	18,007	—	148,235
General and administrative	5,173	144,748	382	23,324	(8,000)	165,627
Depreciation and amortization	—	286,377	—	17,052	—	303,429
Impairments and other charges	—	4,353	—	669	—	5,022

Total operating expenses	5,173	1,460,912	382	157,794	(59,093)	1,565,168
Gain (loss) on sale, exchange or disposal of assets, net	—	283	6,764	(189)	—	6,858

Operating income (loss)	(5,173)	(121,628)	57,378	32,514	—	(36,909)
Equity in net income (loss) of consolidated subsidiaries	(274,946)	89,864	—	—	185,082	—
Equity in net income of investees, net	—	538	—	—	—	538
Interest income	12,126	104	—	—	(12,125)	105
Interest expense	(6,419)	(137,282)	—	—	12,125	(131,576)
Loss on extinguishment of debt	(9)	(72,979)	—	—	—	(72,988)

Income (loss) before income taxes	(274,421)	(241,383)	57,378	32,514	185,082	(240,830)
Income tax expense	—	(25,102)	—	(28)	—	(25,130)

Net income (loss)	(274,421)	(266,485)	57,378	32,486	185,082	(265,960)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(8,461)	—	—	—	(8,461)

Net income (loss) attributable to common stockholders	$(274,421)	$(274,946)	$57,378	$32,486	$185,082	$(274,421)

Other comprehensive income (loss):
Net income (loss)	(274,421)	(266,485)	57,378	32,486	185,082	(265,960)
Net unrealized holding losses on investments and other	(13)	(13)	—	—	13	(13)

Comprehensive income (loss)	$(274,434)	$(266,498)	$57,378	$32,486	$185,095	$(265,973)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$666,327	$—	$84,938	$20	$751,285
Equipment revenues	—	31,270	—	4,217	—	35,487
Other revenues	—	3,748	28,774	27	(32,549)	—

Total revenues	—	701,345	28,774	89,182	(32,529)	786,772

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	264,377	—	20,959	(28,781)	256,555
Cost of equipment	—	152,736	—	18,937	—	171,673
Selling and marketing	—	68,438	—	8,809	—	77,247
General and administrative	2,813	83,727	191	11,909	(3,748)	94,892
Depreciation and amortization	—	143,889	—	10,594	—	154,483

Total operating expenses	2,813	713,167	191	71,208	(32,529)	754,850
Loss on sale, exchange or disposal of assets, net	—	(233)	—	(100)	—	(333)

Operating income (loss)	(2,813)	(12,055)	28,583	17,874	—	31,589
Equity in net income (loss) of consolidated subsidiaries	(41,654)	46,459	—	—	(4,805)	—
Equity in net loss of investees, net	—	(59)	—	—	—	(59)
Interest income	6,062	9,054	—	2	(15,090)	28
Interest expense	(3,185)	(78,888)	—	—	15,090	(66,983)

Income (loss) before income taxes	(41,590)	(35,489)	28,583	17,876	(4,805)	(35,425)
Income tax expense	—	(10,562)	—	—	—	(10,562)

Net income (loss)	(41,590)	(46,051)	28,583	17,876	(4,805)	(45,987)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	4,397	—	—	—	4,397

Net income (loss) attributable to common stockholders	$(41,590)	$(41,654)	$28,583	$17,876	$(4,805)	$(41,590)

Other comprehensive income (loss):
Net income (loss)	(41,590)	(46,051)	28,583	17,876	(4,805)	(45,987)
Net unrealized holding gains on investments and other	10	10	—	—	(10)	10

Comprehensive income (loss)	$(41,580)	$(46,041)	$28,583	$17,876	$(4,815)	$(45,977)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$1,352,037	$—	$173,210	$36	$1,525,283
Equipment revenues	—	76,520	—	10,588	—	87,108
Other revenues	—	7,713	58,463	27	(66,203)	—

Total revenues	—	1,436,270	58,463	183,825	(66,167)	1,612,391

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	531,251	—	45,069	(58,454)	517,866
Cost of equipment	—	372,084	—	47,436	—	419,520
Selling and marketing	—	153,471	—	19,330	—	172,801
General and administrative	5,550	162,301	381	24,072	(7,713)	184,591
Depreciation and amortization	—	274,072	—	26,954	—	301,026

Total operating expenses	5,550	1,493,179	381	162,861	(66,167)	1,595,804
Gain (loss) on sale, exchange or disposal of assets, net	—	(1,624)	—	823	—	(801)

Operating income (loss)	(5,550)	(58,533)	58,082	21,787	—	15,786
Equity in net income (loss) of consolidated subsidiaries	(140,240)	79,873	—	—	60,367	—
Equity in net income of investees, net	—	134	—	—	—	134
Interest income	12,125	9,080	—	4	(21,152)	57
Interest expense	(6,364)	(148,813)	—	—	21,152	(134,025)

Income (loss) before income taxes	(140,029)	(118,259)	58,082	21,791	60,367	(118,048)
Income tax expense	—	(22,273)	—	—	—	(22,273)

Net income (loss)	(140,029)	(140,532)	58,082	21,791	60,367	(140,321)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	292	—	—	—	292

Net income (loss) attributable to common stockholders	$(140,029)	$(140,240)	$58,082	$21,791	$60,367	$(140,029)

Other comprehensive income (loss):
Net income (loss)	(140,029)	(140,532)	58,082	21,791	60,367	(140,321)
Net unrealized holding gains on investments and other	12	12	—	—	(12)	12

Comprehensive income (loss)	$(140,017)	$(140,520)	$58,082	$21,791	$60,355	$(140,309)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013 (unaudited and in thousands, as restated):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$40	$(26,998)	$—	$59,657	$—	$32,699

Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(70,521)	—	(2,040)	1,043	(71,518)
Purchases of wireless licenses and spectrum clearing costs	—	(2,337)	—	—	—	(2,337)
Proceeds from sales of wireless licenses and operating assets	—	4,107	—	340	(1,043)	3,404
Purchases of investments	—	(334,935)	—	—	—	(334,935)
Sales and maturities of investments	—	186,103	—	—	—	186,103
Payments received from joint venture	—	33,513	—	—	(33,513)	—
Investments in and advances to affiliates and consolidated subsidiaries	(620)	—	—	—	620	—
Change in restricted cash	—	(891)	—	—	—	(891)

Net cash used in investing activities	(620)	(184,961)	—	(1,700)	(32,893)	(220,174)

Financing activities:
Proceeds from issuance of long-term debt	—	1,414,313	—	—	—	1,414,313
Repayment of long-term debt	—	(1,103,796)	—	—	—	(1,103,796)
Payment of debt issuance costs	—	(15,800)	—	—	—	(15,800)
Capital contributions, net	—	620	—	—	(620)	—
Proceeds from issuance of common stock, net	620	—	—	—	—	620
Payments made to joint venture partners	—	—	—	(48,380)	33,513	(14,867)
Other	—	(3,506)	—	—	—	(3,506)

Net cash provided by (used in) financing activities	620	291,831	—	(48,380)	32,893	276,964

Net increase in cash and cash equivalents	40	79,872	—	9,577	—	89,489
Cash and cash equivalents at beginning of period	69	449,668	—	65,813	—	515,550

Cash and cash equivalents at end of period	$109	$529,540	$—	$75,390	$—	$605,039

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012 (unaudited and in thousands, as restated):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(30)	$41,372	$—	$47,267	$(2,731)	$85,878

Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(291,673)	—	(17,899)	6,961	(302,611)
Purchases of wireless licenses and spectrum clearing costs	—	(2,712)	—	—	—	(2,712)
Proceeds from sales of wireless licenses and operating assets	—	912	—	7,469	(6,961)	1,420
Purchases of investments	—	(173,141)	—	—	—	(173,141)
Sales and maturities of investments	—	440,734	—	—	—	440,734
Investments in and advances to affiliates and consolidated subsidiaries	(483)	—	—	—	483	—
Change in restricted cash	—	(1,501)	—	—	—	(1,501)

Net cash provided by (used in) investing activities	(483)	(27,381)	—	(10,430)	483	(37,811)

Financing activities:
Capital contributions, net	—	483	—	—	(483)	—
Proceeds from the issuance of common stock, net	483	—	—	—	—	483
Payments made to joint venture partners	—	(510)	—	(7,451)	2,731	(5,230)
Other	—	(2,187)	—	—	—	(2,187)

Net cash provided by (used in) financing activities	483	(2,214)	—	(7,451)	2,248	(6,934)

Net increase (decrease) in cash and cash equivalents	(30)	11,777	—	29,386	—	41,133
Cash and cash equivalents at beginning of period	91	270,056	—	75,096	—	345,243

Cash and cash equivalents at end of period	$61	$281,833	$—	$104,482	$—	$386,376

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 16. Restated Condensed Consolidated Financial Information for the Nine Months Ended September 30, 2012

As described in Note 2, the following restated condensed consolidated statement of cash flows for the nine months ended September 30, 2012 reflects the correction of the classification error related to certain purchases of property and equipment that were unpaid at the balance sheet date (but that were scheduled to be settled in cash soon thereafter), which were incorrectly reflected as cash outflows from investing activities and cash inflows from operating activities. This classification error resulted in a misstatement of net cash provided by operating activities and net cash used in investing activities, as follows (unaudited, in thousands):

	Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated
Operating Activities
Net cash provided by operating activities	$149,025	$61,487	$210,512
Investing Activities
Purchases of property and equipment	$(371,558)	$(57,070)	$(428,628)
Change in prepayments for purchases of property and equipment	(1,940)	(4,417)	(6,357)
Net cash used in investing activities	5,046	(61,487)	(56,441)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited and in thousands)

Nine Months Ended September 30, 2012
(As Restated, See Note 2)
Operating activities:
Net cash provided by operating activities	$210,512

Investing activities:
Purchases of property and equipment	(428,628)
Change in prepayments for purchases of property and equipment	(6,357)
Purchases of wireless licenses and spectrum clearing costs	(3,625)
Proceeds from sales of wireless licenses and operating assets, net	154,021
Purchases of investments	(268,854)
Sales and maturities of investments	497,762
Change in restricted cash	(760)

Net cash used in investing activities	(56,441)

Financing activities:
Repayment of long-term debt	(21,911)
Payment of debt issuance costs	(296)
Proceeds from issuance of common stock	483
Payments made to joint venture partners	(27,566)
Other	(3,662)

Net cash used in financing activities	(52,952)

Net increase in cash and cash equivalents	101,119
Cash and cash equivalents at beginning of period	345,243

Cash and cash equivalents at end of period	$446,362

Supplementary disclosure of cash flow information:
Cash paid for interest	$(151,519)
Cash paid for income taxes	(3,943)
Supplementary disclosure of non-cash investing activities:
Acquisition of property and equipment	$35,474

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the restatement of the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012 as described above, the Company has restated its unaudited condensed consolidating statement of cash flows for the nine months ended September 30, 2012 as follows:

•	Issuing Subsidiary – Increased net cash provided by operating activities by $63.5 million with a corresponding decrease in net cash provided by investing activities for the same amount.

•	Non-Guarantor Subsidiaries – Decreased net cash provided by operating activities by $2.0 million with a corresponding decrease in net cash used in investing activities for the same amount.

As discussed in Note 15, Cricket formerly owned an 85% non-controlling membership interest in Savary Island. In October 2012, Cricket acquired the remaining 15% controlling interest for $5.3 million in cash. In December 2012, Savary Island and its subsidiaries were merged with and into Cricket, with Cricket as the surviving entity. As a result of these transactions, the financial position, results of operations and cash flows of these entities have been consolidated into the Issuing Subsidiary. Accordingly, the condensed consolidating statement of cash flows for the nine months ended September 30, 2012 has been revised to reflect this reorganization.

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012 (unaudited and in thousands, as restated):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(47)	$145,631	$—	$73,665	$(8,737)	$210,512

Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(415,394)	—	(26,609)	7,018	(434,985)
Purchases of wireless licenses and spectrum clearing costs	—	(3,625)	—	—	—	(3,625)
Proceeds from sales of wireless licenses and operating assets	—	153,507	—	7,532	(7,018)	154,021
Purchases of investments	—	(268,854)	—	—	—	(268,854)
Sales and maturities of investments	—	497,762	—	—	—	497,762
Payments received from joint venture	—	51,061	—	—	(51,061)	—
Investments in and advances to affiliates and consolidated subsidiaries	(483)	—	—	—	483	—
Change in restricted cash	—	(760)	—	—	—	(760)

Net cash provided by (used in) investing activities	(483)	13,697	—	(19,077)	(50,578)	(56,441)

Financing activities:
Repayment of long-term debt	—	(21,911)	—	—	—	(21,911)
Payment of debt issuance costs	—	(296)	—	—	—	(296)
Capital contributions, net	—	483	—	—	(483)	—
Proceeds from issuance of common stock, net	483	—	—	—	—	483
Payments made to joint venture partners	—	(1,797)	—	(85,567)	59,798	(27,566)
Other	—	(3,662)	—	—	—	(3,662)

Net cash provided by (used in) financing activities	483	(27,183)	—	(85,567)	59,315	(52,952)

Net increase (decrease) in cash and cash equivalents	(47)	132,145	—	(30,979)	—	101,119
Cash and cash equivalents at beginning of period	91	270,056	—	75,096	—	345,243

Cash and cash equivalents at end of period	$44	$402,201	$—	$44,117	$—	$446,362

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can generally identify forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	our ability to successfully implement product and service plan offerings and execute effectively on our strategic activities;

•	our ability to compete effectively against wireless carriers with nationwide networks and significantly greater deployment of 4G Long Term Evolution, or LTE, network technology, and the impact of competitors’ initiatives (including new service plans and pricing) and our ability to anticipate and respond to such initiatives;

•	our ability to offer customers cost-effective 4G LTE services and to meet increasing customer demand for high-quality, high-speed data services;

•	uncertainties with respect to the proposed merger with AT&T Inc., or AT&T, including the possibility that the proposed merger may not close or may be delayed, including due to the failure to timely receive required regulatory and stockholder approvals or satisfy other closing conditions;

•	the effect of the announcement of the proposed merger with AT&T on our customers, employees, suppliers, vendors, distributors, dealers, retailers, content and application providers, operating results and business generally;

•	the diversion of management’s time and attention while the proposed merger transaction is pending;

•	the amount of the costs, fees, expenses and charges related to the merger;

•	our ability to make significant changes to our business in light of the proposed merger with AT&T and the covenants contained in the Agreement and Plan of Merger, dated as of July 12, 2013, between Leap, AT&T and the other parties thereto, or the Merger Agreement;

•	changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, energy and transportation costs and other macro-economic factors that could adversely affect demand for the services we provide;

•	our ability to meet significant purchase commitments under agreements we have entered into;

•	our ability to refinance our indebtedness under, and comply with the covenants in, any credit agreement, indenture or similar instrument governing our existing indebtedness or any future indebtedness;

•	future customer usage of our wireless services, which could exceed our expectations, and our ability to manage or increase network capacity to meet increasing customer demand, in particular demand for data services;

•	our ability to obtain and maintain 3G and 4G roaming and wholesale services from other carriers at cost-effective rates;

•	our ability to acquire or obtain access to additional spectrum in the future at a reasonable cost or on a timely basis;

•	our ability to cost-effectively procure handsets compatible with our network technology and frequency channels;

•	failure of our network or information technology systems to perform according to expectations and risks associated with the ongoing operation and maintenance of those systems, including our customer billing system;

•	our ability to attract, integrate, motivate and retain an experienced workforce, including members of senior management;

•	our ability to maintain effective internal control over financial reporting; and

•	other factors detailed in “Part II—Item 1A. Risk Factors” below.

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

Overview

Restatement of Previously Reported Condensed Consolidated Financial Information

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 due to a classification error related to the presentation of certain capital expenditures and operating cash flows. Specifically, we have reflected these corrections in the discussions of net cash provided by operating activities, net cash used in investing activities and capital expenditures in the sections below entitled “Liquidity and Capital Resources — Overview,” “Liquidity and Capital Resources — Cash Flows” and “Liquidity and Capital Resources — Capital Expenditures, Significant Acquisitions and Other Transactions — Capital Expenditures.” See Note 2 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report for additional information.

Company Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the “Cricket®” brand. Our Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% membership interest in STX Wireless, LLC, or STX Wireless, the parent company of STX Operations. For more information regarding this joint venture, see “Liquidity and Capital Resources — STX Wireless Joint Venture” below.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors, to provide LTE-based services and meet increasing customer demand for high data throughput speeds, and to keep our costs low. During the third quarter of 2012, we increased pricing on our devices in an effort to better manage our device subsidy and promote the addition of longer-tenured customers, although such changes have also had the effect of decreasing gross customer additions. We also introduced new pricing plans for our service offerings, which included new features such as visual voicemail on certain smartphones, enhanced international calling plans, and supplemental data packages, and we enhanced our Muve Music service, which is now offered for no additional cost in service plans for our Android-based smartphones. In addition, we have introduced third-party device financing programs in our markets to help customers manage the cost of purchasing handsets. The extent to which these initiatives and others we may introduce will positively impact our future financial and operational results will depend upon our ability to anticipate and respond to competitors’ initiatives, our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings and our ability to retain and expand our customer base. The evolving competitive landscape may result in more competitive pricing, slower growth, higher costs and increased customer turnover. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

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

Proposed Merger

On July 12, 2013, AT&T entered into the Merger Agreement with Leap, Mariner Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of AT&T, or Merger Sub, and Laser, Inc., a Delaware corporation (the stockholders’ representative), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, AT&T will acquire Leap in a transaction in which Leap stockholders would receive $15.00 in cash for each outstanding share of Leap’s common stock, plus one non-transferable contingent value right, or CVR, per share (together, referred to in this report as the Merger Consideration). The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds of the future sale of our 700 MHz A block license in Chicago. The Merger Agreement provides that, on the terms and subject to the conditions thereof, Merger Sub will be merged with and into Leap, or the Merger, with Leap continuing as the surviving corporation in the Merger, and each outstanding share of common stock of Leap (other than excluded shares) will cease to be outstanding and will be converted into the right to receive the Merger Consideration.

Each outstanding stock option, whether vested or unvested, that was granted under one of Leap’s stock plans and that has an exercise price equal to or below the $15.00 per share cash merger consideration will be cancelled at the effective time of the Merger and will entitle the holder to receive (1) cash equal to the product of the total number of shares underlying the stock option multiplied by the difference, if any, of the per share cash merger consideration and the exercise price per share underlying each stock option, less any applicable withholding taxes and (2) one CVR for each share underlying the stock option. Holders of an outstanding stock option, whether vested or unvested, with an exercise price greater than the per share cash merger consideration, will have the opportunity to exercise such stock option prior to the effective time of the Merger by providing Leap with a notice of exercise and, for each share underlying the stock option, a cash amount equal to the difference of the exercise price underlying the stock option less the per share cash merger consideration. Each stock option that is so exercised will be settled at the effective time of the Merger and the holder will receive one CVR in respect of each share underlying the stock option and, to the extent the stock option is not exercised prior to the effective time of the Merger, the stock option will be cancelled at the effective time of the Merger for no consideration to the holder. Each outstanding share of restricted stock granted under Leap’s stock plans will be cancelled at the effective time of the Merger and the holder will receive the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such share of restricted stock. Each outstanding stock unit granted under Leap’s stock plans (including performance stock units, deferred stock units and deferred cash units but excluding any cash award with a value that is not determined based on the price of Leap common stock), whether vested or unvested, will be cancelled and will entitle the holder to receive an amount in cash equal to the product of the number of shares covered by the unit (assuming target level of performance for any incomplete performance periods) multiplied by the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such unit.

Leap has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions, and (ii) subject to certain exceptions, not to withhold, withdraw or modify in a manner adverse to AT&T the recommendation of Leap’s board of directors that Leap’s stockholders adopt the Merger Agreement. Leap may furnish non-public information to a third party who has made an unsolicited proposal that Leap’s board of directors determines could be reasonably expected to result in a superior proposal and may engage in discussions with such third party. However, prior to any change in the recommendation of Leap’s board of directors, AT&T will have the right to propose revisions to the Merger Agreement and Leap’s board of directors must negotiate in good faith and consider such revised terms prior to making a determination to change its recommendation with respect to the Merger. Even if Leap’s board of directors changes its recommendation, Leap must continue to submit the Merger Agreement to a vote of its stockholders.

Consummation of the Merger is subject to various customary conditions, including, among others, the adoption of the Merger Agreement by the requisite vote of Leap’s stockholders; expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; approval of the transaction by the Federal Communications Commission, or FCC; and approval of the transaction by applicable state public utility commissions. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger, provided that AT&T will not be obligated to agree to divestitures or other restrictions that would have any effect on AT&T or to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on Leap and its subsidiaries, taken as a whole. It is a condition to AT&T’s obligation to consummate the Merger that the FCC approval has been obtained by final order and that other regulatory approvals have been obtained, in each case without the imposition of an adverse regulatory condition.

The Merger Agreement also provides for certain termination rights, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by July 11, 2014 (which we refer to in this report as the Termination Date, as it may be extended in certain circumstances to January 11, 2015) and the right of AT&T to terminate the Merger Agreement if Leap’s board of directors changes its recommendation with respect to the Merger. A termination fee of $46.3 million is payable by Leap to AT&T upon termination of the Merger Agreement under specified circumstances following the making of a bona fide acquisition proposal (as defined in the Merger Agreement), including as a result of a change in Leap’s board of directors’ recommendation relating to a superior acquisition proposal. A termination fee of approximately $71.2 million will be payable by Leap to AT&T if the Merger Agreement is terminated by AT&T or Leap because Leap stockholder approval was not obtained following a change in Leap’s board of directors’ recommendation, or by AT&T following a change in Leap’s board of directors’ recommendation, where in each case the change of recommendation was in connection with a specified intervening event.

If the Merger Agreement is terminated because the Termination Date has been reached because there is an order of a governmental entity permanently preventing completion of the transaction or as a result of a breach by AT&T and AT&T’s breach materially contributed to the failure to receive regulatory approval, and, at the time of such termination, all regulatory approvals have not been received or the transaction has been enjoined, Leap, subject to certain exceptions, will have the option within 30 days of termination of the Merger Agreement to enter into a three-year LTE data roaming agreement with AT&T, which will provide coverage in certain of Leap’s markets not covered by Leap’s LTE network. If Leap enters into the roaming agreement, AT&T will then have the option within 30 days after entry into the roaming agreement to purchase certain of Leap’s spectrum assets. If AT&T does not exercise its right to purchase all of the specified spectrum assets, Leap may, within 60 days after expiration of AT&T’s option, require AT&T to purchase all of the specified assets.

Affiliates of MHR Fund Management LLC, or MHR, which collectively owned approximately 29.9% of the outstanding shares of Leap common stock as of July 22, 2013, have entered into a voting agreement with AT&T and Leap, pursuant to which MHR has agreed to vote such shares in favor of adoption of the Merger Agreement and against any competing acquisition proposals, subject to the limitation set forth in the voting agreement. MHR’s obligations under the voting agreement will terminate upon (i) the termination of the Merger Agreement in accordance with its terms and (ii) certain material amendments to the Merger Agreement.

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

During the six months ended June 30, 2013, we recognized a gain of $6.8 million in connection with the exchange of various spectrum with a subsidiary of T-Mobile USA, Inc., or T-Mobile, and Cellco Partnership dba Verizon Wireless, or Verizon Wireless. For more information regarding this transaction, see the discussion below under “Liquidity and Capital Resources —

Capital Expenditures, Significant Acquisitions and Other Transactions.” Additionally, we recognized a gain of $2.8 million in connection with the sale of various patents. These gains were partially offset by a loss of $2.8 million relating to the disposal of certain property and equipment. During the six months ended June 30, 2012, we recognized a loss of $0.8 million from the disposal of certain property and equipment.

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

ARPU—The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (unaudited; in thousands, except weighted-average number of customers and ARPU):

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

CPGA—The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (unaudited; in thousands, except gross customer additions and CPGA):

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

CCU—The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (unaudited; in thousands, except weighted-average number of customers and CCU):

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

Adjusted OIBDA—The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (unaudited; in thousands):

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

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $913.1 million in unrestricted cash, cash equivalents and short-term investments as of June 30, 2013. We generated $32.7 million (as restated) of net cash from operating activities during the six months ended June 30, 2013 and expect cash generated from operations to continue to be a significant source of liquidity. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the operating and capital requirements for our current business operations and current investment initiatives.

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

We determine our future capital and operating requirements and liquidity based upon our current and projected financial and operating performance, the scope of our investment initiatives and the extent of our contractual commitments. There are a number of risks and uncertainties (including those set forth in “Part II—Item 1A. Risk Factors” of this report) that could cause our financial and operating results and capital or liquidity requirements to differ materially from our projections. If our future financial and operating performance is materially less favorable than our current projections, or if our capital requirements materially increase, we will likely be required to generate additional capital resources. In such an event, we would seek to increase our liquidity through a number of actions, including selling assets, including spectrum not currently utilized in our business operations or other business assets; delaying or reducing operating and capital expenditures; or pursuing other capital or credit markets activities. However, our ability to undertake these transactions or initiatives may be restricted by the terms of the Merger Agreement unless consented to by AT&T.

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

Cash Flows (as restated)

Operating Activities

Net cash provided by operating activities decreased $53.2 million, or 61.9%, for the six months ended June 30, 2013 compared to the corresponding period of the prior year. This decrease was primarily attributable to the increase in our operating loss and changes in working capital.

Investing Activities

Net cash used in investing activities was $220.2 million during the six months ended June 30, 2013, which included the effects of the following transactions:

•	We purchased $66.5 million of property and equipment for the ongoing maintenance, development and enhancement of our network and other business assets.

•	We made investment purchases of $334.9 million, offset by sales or maturities of investments of $186.1 million.

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

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which is defined to include the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing our senior notes and convertible notes. The change in control resulting from the Merger would not constitute a “change of control” as defined in the Credit Agreement.

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

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap’s capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap’s capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap’s board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option. The Merger, if consummated, would trigger the right of holders of Leap’s 4.50% convertible senior notes due 2014 to require Leap to repurchase holders’ notes at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

If a “change of control” occurs (which is defined to include the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date. The change in control resulting from the Merger would not constitute a “change of control” as defined in the indenture governing the notes.

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

Fair Value of Financial Instruments and Non-Financial Assets

As more fully described in Note 6 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report, we apply the authoritative guidance for fair value measurements to our assets and liabilities. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

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

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the six months ended June 30, 2013, we incurred $66.5 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance, development and enhancement of our network and other business assets.

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

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $14.6 million and $4.7 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless’ earnings for the six months ended June 30, 2013. No tax distributions were made during the six months ended June 30, 2012. We recorded the tax distributions to Pocket as adjustments to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

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

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket’s membership interests in STX Wireless. As of June 30, 2013 and December 31, 2012, Pocket had $12.9 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket’s membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket’s membership interest, coupled with the accretion benefit recorded to adjust the redemption value of Pocket’s net interest in STX Wireless, brought the carrying value of Pocket’s membership interests in STX Wireless to an estimated redemption value of $58.6 million and $64.5 million as of June 30, 2013 and December 31, 2012, respectively.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing the Original Form 10-Q on August 5, 2013, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2013, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the condensed consolidated financial statements included in Item 1 of this report and the filing of this Amendment, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, and our CEO and CFO concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2013.

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

(c) Management’s Remediation Initiatives

As of the date of this Amendment a new control has been designed and implemented. This control includes summarizing and reviewing data from system reporting that has been developed and tested to appropriately identify capital expenditure invoices that remain in trade accounts payable at each balance sheet date and validating that such adjustment is made to the statement of cash flows.

We believe that the action described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described under “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 25, 2013 (as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on October 28, 2013) and as amended and supplemented by the Risk Factors described under “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 2, 2013 (as amended by Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on October 28, 2013), other than:

•	Changes to the risk factors below entitled “Our Strategic Plans Require that We Retain and Grow Our Current Customer Base; Our Failure to Do So Would Negatively Affect Our Business Plans and Financial Outlook” and “We Face Significant Competition, Which Could Have a Material Adverse Effect on Demand for Cricket Service,” which have been updated to reflect additional competitive pressures we may face;

•	Changes to the risk factor below entitled “The Wireless Industry Is Experiencing Rapid Technological Change; Offering LTE Services Will Require Us to Make Significant Capital Investments and/or Enter Into Partnerships or Joint Ventures with Others,” which has been updated to reflect the continued evolution of the wireless industry and changes to the competitive landscape; and

•	The addition of the risk factors in the section entitled “Risks Related to the Merger” and changes to the risk factor below entitled “Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs, and Our Ownership Is Highly Concentrated. Sales of a Significant Number of Shares by Large Stockholders May Adversely Affect the Market Price of Leap Common Stock” which have been added and updated to address risks related to Leap’s entry into the Merger Agreement and the proposed Merger transaction.

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

Many of our competitors have greater advantages of scale, larger spectrum holdings, larger network footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources, greater name and brand recognition and established relationships with a larger base of current and potential customers. Many of our competitors also offer LTE services over a significantly larger geographic area than we do, enabling them to better meet increasing customer demand for higher data throughput speeds to support mobile applications and mobile broadband use. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide; to offer the latest and most popular devices through exclusive vendor arrangements; to offer lower out-the-door pricing for smartphone devices by locking customers into two-year contracts; to market to broader customer segments and offer service over larger geographic areas than we can; to offer bundled service offerings that include landline phone, television and internet services that we are not able to duplicate; to better attract and retain third-party dealers and distributors; and to purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, any restriction on our ability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, further industry consolidation may result in vendors and suppliers devoting an increasing percentage of their time and resources to assisting larger wireless companies or terminating relationships with us. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers’ control over the terms and conditions of wholesale roaming services. These competitive pressures have continued to increase and intensify with recent market consolidation and other strategic transactions, including Verizon Wireless’ acquisition of significant amounts of spectrum from SpectrumCo in August 2012, the merger of T-Mobile and MetroPCS in April 2013 and the acquisition by Softbank of an approximately 70% ownership position in Sprint in July 2013. In particular, we expect to face new or increased competition from the nationwide expansion of the MetroPCS prepaid brand utilizing the T-Mobile 4G LTE network.

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

Our Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities (other than a transaction where immediately after such transaction Leap will be a wholly owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person’s voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board. In addition, under the indentures governing our senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. The change in control resulting from the Merger would not constitute a “change of control” under our Credit Agreement or the indenture governing the notes. However, the Merger, if consummated, would trigger the right of holders of Leap’s 4.50% convertible senior notes due 2014 to require Leap to repurchase holders’ notes at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

Our ability to utilize NOLs could be further limited if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period, which would include the ownership change that would result from the Merger. The occurrence of such a change in our ownership would generally limit the amount of NOL carryforwards we could utilize in a given year to the aggregate fair market value of Leap common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

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

On August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan was approved by our stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the number of shares of Leap common stock outstanding at any particular time for purposes of the Tax Benefit Preservation Plan is determined in accordance with Section 382, it may differ from the number of shares that we report as outstanding in our SEC filings. On July 12, 2013, Leap entered into an amendment to the Tax Benefit Preservation Plan to provide that neither the approval, execution or delivery of the Merger Agreement, the voting agreement or any amendments thereof or agreements in connection therewith, nor the consummation of transactions or entry into any agreements contemplated thereby, including the Merger, will (i) cause the rights under the Tax Benefit Preservation Plan to become exercisable or entitle a holder of the rights to exercise such rights, (ii) cause AT&T or MHR or any of their affiliates or associates to become an “Acquiring Person” under the terms of the Tax Benefit Preservation Plan, or (iii) give rise to a Distribution Date or a Stock Acquisition Date (as such terms are defined in the Tax Benefit Preservation Plan). Other than as described above, the Tax Benefit Preservation Plan remains in effect and continues to apply to acquisitions of Leap common stock.

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

Consummation of the Merger is subject to various customary conditions, including, among others, the adoption of the Merger Agreement by the requisite vote of Leap’s stockholders; expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; approval of the transaction by the FCC; and approval of the transaction by applicable state public utility commissions. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger, provided that AT&T will not be obligated to agree to divestitures or other restrictions that would have any effect on AT&T or to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on Leap and its subsidiaries, taken as a whole. It is a condition to AT&T’s obligation to consummate the Merger that the FCC approval has been obtained by final order and that other regulatory approvals have been obtained, in each case without the imposition of an adverse regulatory condition.

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

In addition, the Merger Agreement restricts us from taking certain actions without AT&T’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, including spectrum not currently utilized in our business operations or other business assets, incurring indebtedness, engaging in significant capital expenditures in excess of our capital budget, entering into other transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

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

Concurrent with the execution of the Merger Agreement, MHR, which collectively owned approximately 29.9% of the outstanding shares of Leap common stock as of July 22, 2013, entered into a voting agreement with AT&T and Leap, pursuant to which MHR has agreed to vote its shares in favor of adoption of the Merger Agreement and against any competing acquisition proposals, subject to the limitations set forth in the voting agreement. MHR’s obligations under the voting agreement will terminate upon (i) the termination of the Merger Agreement in accordance with its terms and (ii) certain material amendments to the Merger Agreement. Unless so terminated, this voting agreement is binding on MHR, even if Leap’s board of directors changes its recommendation to Leap stockholders with respect to the approval of the Merger.

Our resale shelf registration statement registers for resale 23,533,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 30% of Leap’s outstanding common stock as of July 22, 2013. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

In addition, under the indentures governing our senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. In addition, our Credit Agreement provides for an event of default upon the occurrence of a change of control. See “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources” of this report.

On August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan as a measure intended to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 of the Internal Revenue Code and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan was approved by our stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the Tax Benefit Preservation Plan may restrict a stockholder’s ability to acquire Leap common stock, it could discourage a tender offer for Leap common stock or make it more difficult for a third party to acquire a controlling position in our stock without our approval, and the liquidity and market value of Leap common stock may be adversely affected while the Tax Benefit Preservation Plan is in effect. On July 12, 2013, Leap entered into an amendment to the Tax Benefit Preservation Plan to provide that neither the approval, execution or delivery of the Merger Agreement, the voting agreement or any amendments thereof or agreements in connection therewith, nor the consummation of transactions or entry into any agreements contemplated thereby, including the Merger, will (i) cause the rights under the Tax Benefit Preservation Plan to become exercisable or entitle a holder of the rights to exercise such rights, (ii) cause AT&T or MHR or any of their affiliates or associates to become an “Acquiring Person” under the terms of the Tax Benefit Preservation Plan, or (iii) give rise to a Distribution Date or a Stock Acquisition Date (as such terms are defined in the Tax Benefit Preservation Plan. Other than as described above, the Tax Benefit Preservation Plan remains in effect and continues to apply to acquisitions of Leap common stock.

Item 6. Exhibits.

Index to Exhibits:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of July 12, 2013, by and among Leap Wireless International, Inc., AT&T Inc., Laser Inc. and Mariner Acquisition Sub Inc. (incorporated by reference to Exhibit 2.1 to Leap’s Current Report on Form 8-K filed on July 15, 2013).

4.1	First Amendment to the Tax Benefit Preservation Plan, dated as of July 12 between Leap Wireless International, Inc. and Computershare Inc., successor-in-interest to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.1 to Leap’s Current Report on Form 8-K filed on July 15, 2013).

10.1*†	Sixth Amendment, effective June 28, 2013, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.

10.2*#	Form of Amendment to Severance Benefits Agreement (for Chief Accounting Officer and Senior Vice Presidents).

10.3*#	Form of Amendment to Severance Benefits Agreements with William D. Ingram and Robert J. Irving, Jr.

10.4*#	Revised Form of Severance Benefits Agreement (for executive officers).

10.5*#	Revised Form of Severance Benefits Agreement (for Chief Accounting Officer and Senior Vice Presidents).

10.6*#	Employment Offer Letter, dated May 8, 2013, between Cricket Communications, Inc. and Julie Dexter-Berg.

10.7*#	Form of 2013 Performance-Based Deferred Stock Unit Grant Notice and Deferred Stock Unit Award Agreement.

10.8	Voting Agreement between AT&T Inc., Leap Wireless International, Inc. and certain stockholders of Leap dated July 12, 2013 (incorporated by reference to Exhibit A to Exhibit 2.1 to Leap’s Current Report on Form 8-K filed on July 15, 2013).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase document

101.DEF	XBRL Taxonomy Extension Definition Linkbase document

101.LAB	XBRL Taxonomy Extension Label Linkbase document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document

*	Previously filed.
**	Filed herewith.
***	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

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