Form 10-Q
period 2013-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2013-11-12
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

The number of shares outstanding of the registrant's common stock on November 4, 2013 was 79,366,846.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$563,613	$515,550
Short-term investments	345,594	159,426
Inventories	82,803	121,601
Deferred charges	40,776	60,963
Other current assets	165,197	139,242
Total current assets	1,197,983	996,782
Property and equipment, net	1,381,043	1,762,090
Wireless licenses	2,091,248	1,947,333
Assets held for sale (Note 6)	3,091	136,222
Goodwill	31,886	31,886
Intangible assets, net	16,119	24,663
Other assets	73,873	68,284
Total assets	$4,795,243	$4,967,260
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$287,833	$396,110
Current maturities of long-term debt	266,454	4,000
Other current liabilities	238,525	216,880
Total current liabilities	792,812	616,990
Long-term debt, net	3,368,157	3,298,463
Deferred tax liabilities	417,268	385,111
Other long-term liabilities	161,567	169,047
Total liabilities	4,739,804	4,469,611
Redeemable non-controlling interests	69,721	64,517
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 79,371,522 and 79,194,750 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	8	8
Additional paid-in capital	2,161,510	2,182,503
Accumulated deficit	(2,175,114)	(1,748,694)
Accumulated other comprehensive loss	(686)	(685)
Total stockholders' equity (deficit)	(14,282)	433,132
Total liabilities and stockholders' equity (deficit)	$4,795,243	$4,967,260

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Service revenues	$646,272	$722,022	$2,009,391	$2,247,305
Equipment revenues	47,720	51,950	206,002	139,058
Total revenues	693,992	773,972	2,215,393	2,386,363
Operating expenses:
Cost of service (exclusive of items shown separately below)	252,144	266,401	752,373	784,267
Cost of equipment	197,150	203,846	639,776	623,366
Selling and marketing	69,868	88,111	218,103	260,912
General and administrative	103,014	85,997	268,641	270,588
Depreciation and amortization	148,630	161,821	452,059	462,847
Impairments and other charges (Note 8)	8,608	14,753	13,630	14,753
Total operating expenses	779,414	820,929	2,344,582	2,416,733
Gain on sale, exchange or disposal of assets, net	2,039	128,366	8,897	127,565
Operating income (loss)	(83,383)	81,409	(120,292)	97,195
Equity in net loss of investees, net	(8,005)	(203)	(7,467)	(69)
Interest income	75	62	180	119
Interest expense	(59,219)	(67,308)	(190,795)	(201,333)
Loss on extinguishment of debt	—	—	(72,988)	—
Income (loss) before income taxes	(150,532)	13,960	(391,362)	(104,088)
Income tax benefit (expense)	(9,928)	12,908	(35,058)	(9,365)
Net income (loss)	(160,460)	26,868	(426,420)	(113,453)
Accretion of redeemable non-controlling interests and distributions, net of tax	(24,949)	(1,853)	(33,410)	(1,561)
Net income (loss) attributable to common stockholders	$(185,409)	$25,015	$(459,830)	$(115,014)
Income (loss) per share attributable to common stockholders:
Basic	$(2.37)	$0.32	$(5.90)	$(1.49)
Diluted	$(2.37)	$0.32	$(5.90)	$(1.49)
Shares used in per share calculations:
Basic	78,297	77,402	77,977	77,213
Diluted	78,297	77,524	77,977	77,213
Other comprehensive income (loss):
Net income (loss)	$(160,460)	$26,868	$(426,420)	$(113,453)
Net unrealized holding gains (losses) on investments and other	12	11	(1)	23
Comprehensive income (loss)	$(160,448)	$26,879	$(426,421)	$(113,430)

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
		(As Restated, See Note 2)
Operating activities:
Net cash provided by operating activities	$71,746	$210,512
Investing activities:
Purchases of property and equipment	(96,677)	(428,628)
Change in prepayments for purchases of property and equipment	(5,894)	(6,357)
Purchases of wireless licenses and spectrum clearing costs	(3,274)	(3,625)
Proceeds from sales of wireless licenses and operating assets, net	9,522	154,021
Purchases of investments	(509,215)	(268,854)
Sales and maturities of investments	322,837	497,762
Change in restricted cash	(63)	(760)
Net cash used in investing activities	(282,764)	(56,441)
Financing activities:
Proceeds from the issuance of long-term debt	1,414,313	—
Repayment of long-term debt	(1,108,359)	(21,911)
Payment of debt issuance costs	(15,800)	(296)
Proceeds from issuance of common stock	2,436	483
Payments made to joint venture partners	(28,207)	(27,566)
Other	(5,302)	(3,662)
Net cash provided by (used in) financing activities	259,081	(52,952)
Net increase in cash and cash equivalents	48,063	101,119
Cash and cash equivalents at beginning of period	515,550	345,243
Cash and cash equivalents at end of period	$563,613	$446,362
Supplementary disclosure of cash flow information:
Cash paid for interest	$(167,129)	$(151,519)
Cash paid for income taxes	$(4,225)	$(3,943)
Supplementary disclosure of non-cash investing activities:
Acquisition of property and equipment	$15,378	$35,474
Net wireless licenses received in exchange transaction	$6,809	$—

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

Cricket service is offered by Cricket Communications, Inc. ("Cricket"), a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by STX Wireless Operations, LLC ("STX Operations"), which Cricket controls through a 75.75% membership interest in STX Wireless, LLC ("STX Wireless"), the parent company of STX Operations. For more information regarding this joint venture, see "Note 11. Arrangement with Joint Venture."

Leap, Cricket and their subsidiaries and consolidated joint ventures are collectively referred to herein as the "Company."

Note 2.	Restatement of Previously Reported Condensed Consolidated Financial Statements

The Company has restated its unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012 due to a classification error related to the presentation of certain capital expenditures and operating cash flows.

The classification error related to certain purchases of property and equipment that were unpaid at the balance sheet date (but that were scheduled to be settled in cash soon thereafter), which were incorrectly reflected as cash outflows from investing activities and cash inflows from operating activities. This classification error resulted in a misstatement of net cash provided by operating activities and net cash provided by (used in) investing activities as follows (unaudited, in thousands):

	Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated
Operating Activities
Net cash provided by operating activities	$149,025	$61,487	$210,512
Investing Activities
Purchases of property and equipment	$(371,558)	$(57,070)	$(428,628)
Change in prepayments for purchases of property and equipment	(1,940)	(4,417)	(6,357)
Net cash provided by (used in) investing activities	5,046	(61,487)	(56,441)

The Company has also reflected these corrections as applicable in its unaudited condensed consolidated financial statements and also in the condensed consolidating statements of cash flows presented in "Note 15. Guarantor Financial Information."

The resulting restatement had no impact on the total end-of-period cash and cash equivalents reported on the condensed consolidated statement of cash flows or on the related condensed consolidated balance sheet or condensed consolidated statement of comprehensive income for the affected period.

Note 3.	Proposed Merger

On July 12, 2013, AT&T Inc. ("AT&T") entered into an Agreement and Plan of Merger, dated as of July 12, 2013 (the "Merger Agreement"), with Leap, Mariner Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of AT&T ("Merger Sub"), and Laser, Inc., a Delaware corporation (the stockholders' representative), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, AT&T will acquire Leap in a transaction in which Leap stockholders would receive $15.00 in cash for each outstanding share of Leap's common stock, plus one non-transferable contingent value right ("CVR") per share (together, the "Merger Consideration"). The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds of the future sale of the Company's 700 MHz A block license in Chicago. The Merger Agreement provides that, on

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the terms and subject to the conditions thereof, Merger Sub will be merged with and into Leap (the "Merger") with Leap continuing as the surviving corporation in the Merger, and each outstanding share of common stock of Leap (other than excluded shares) will cease to be outstanding and will be converted into the right to receive the Merger Consideration. The Company expects to complete the proposed Merger transaction with AT&T no later than mid-2014.

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

Leap has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants, subject to certain exceptions applicable prior to the adoption of the Merger Agreement by Leap's stockholders, not to solicit proposals relating to alternative transactions or enter into discussions concerning or provide information in connection with alternative transactions. On October 30, 2013, the Merger Agreement was adopted and approved by the requisite vote of Leap's stockholders at the special meeting of stockholders.

Consummation of the Merger is subject to various customary conditions, including, among others, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; approval of the transaction by the Federal Communications Commission (the "FCC"); and approval of the transaction by applicable state public utility commissions. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger, provided that AT&T will not be obligated to agree to divestitures or other restrictions that would have any effect on AT&T or to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on Leap and its subsidiaries, taken as a whole. It is a condition to AT&T's obligation to consummate the Merger that the FCC approval has been obtained by final order and that other regulatory approvals have been obtained, in each case without the imposition of an adverse regulatory condition.

The Merger Agreement also provides for certain termination rights, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by July 11, 2014 (the "Termination Date," as it may be extended in certain circumstances to January 11, 2015). A termination fee of $46.3 million is payable by Leap to AT&T upon termination of the Merger Agreement under specified circumstances following the making of a bona fide acquisition proposal (as defined in the Merger Agreement).

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

More information regarding the Merger, including the CVR, is available in the Company’s other filings with the Securities and Exchange Commission (the "SEC"), including the definitive proxy statement filed with the SEC on September 17, 2013 and the additional soliciting materials filed with the SEC on October 18, 2013.

Note 4.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for a complete set of financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2012, filed on October 28, 2013. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's results for the periods presented, with such adjustments consisting only of normal recurring adjustments. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management's estimates and operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services in the United States. As of and for the three and nine months ended September 30, 2013 and 2012, all of the Company's revenues and long-lived assets related to operations in the United States.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. The service plans the Company currently offers are "all-inclusive" of telecommunications and regulatory fees, in that the Company does not separately bill and collect amounts owed and remitted to government agencies from its customers. For the Company's legacy service plans that are not "all-inclusive," the Company separately bills and collects from its customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from the Company's customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the three and nine months ended September 30, 2013, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $0.6 million and $2.2 million, respectively. During the three and nine months ended September 30, 2012, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $1.5 million and $8.3 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of September 30, 2013, the Company had $0.7 million and $11.4 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively. As of December 31, 2012, the Company had $0.7 million and $11.4 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of September 30, 2013 and December 31, 2012, goodwill of $31.9 million primarily represented the excess of the purchase price over the fair value of the net assets acquired by STX Wireless in connection with the formation of the joint venture. For more information regarding this joint venture, see "Note 11. Arrangement with Joint Venture."

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. The Company's annual impairment test is conducted each year during the third quarter. The Company adopted Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02") in the first quarter of 2013. ASU 2012-02 simplified the requirements for testing indefinite-lived intangible assets for impairment and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test.

Wireless Licenses

As of September 30, 2013 and December 31, 2012, the carrying value of the Company's wireless licenses (excluding assets held for sale) was $2.1 billion and $1.9 billion respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of September 30, 2013, no wireless licenses were classified as assets held for sale. As of December 31, 2012, wireless licenses with carrying values and fair values of $136.2 million and $143.0 million, respectively, were classified as assets held for sale, pursuant to transactions described in "Note 10. Significant Acquisitions and Other Transactions."

For purposes of testing impairment, the Company's wireless licenses in its operating markets are combined into a single unit of account because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company's non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company's operating markets. As of September 30, 2013, the carrying values of the Company's operating and non-operating wireless licenses were $2,048.9 million and $42.3 million, respectively.

In accordance with ASU 2012-02, for the 2013 annual impairment test, the Company elected to perform a qualitative assessment to determine whether it would be more likely than not that its wireless licenses were impaired. The Company considered a variety of relevant events and circumstances that could affect the significant inputs used to determine fair value, most specifically, how the values of wireless licenses have generally increased over time. No adverse events or circumstances were identified that would significantly affect the fair values of the Company's wireless licenses. As a result, the Company determined that it was not more likely than not that an impairment to its wireless licenses existed and therefore that a quantitative impairment test was not necessary.

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

In connection with the Company's annual impairment testing of its goodwill in 2013, the Company based its determination of fair value primarily upon its average market capitalization for the month of August 2013, which inherently included an assumed control premium due to the proposed Merger. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. The Company considered the month of August to be an appropriate period over which to measure average market capitalization in 2013 because trading prices during that period reflected market reaction to the Company's most recently announced financial and operating results, as well as the proposed Merger.

As of September 30, 2013, the carrying value of the Company’s goodwill was $31.9 million. Based upon its annual impairment test conducted during the third quarter of 2013, the value of the Company’s net assets as of August 31, 2013 was $58.4 million and the fair value of the Company, based upon its average market capitalization during the month of August was $1,267.1 million. As such, the Company determined that no impairment condition existed and that it was not required to perform the second step of the goodwill impairment test.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the "FASB") issued ASU 2012-02 which simplified the requirements for testing for indefinite-lived intangible assets and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. The new guidance was adopted by the Company in the first quarter of 2013 and did not have a material impact on the Company or its condensed consolidated financial statements.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.	Supplementary Balance Sheet Information (in thousands):

	September 30, 2013	December 31, 2012

Other current assets:
Accounts receivable, net of allowances for bad debt of $1.8 million and $1.3 million, respectively(1)	$93,449	$86,467
Prepaid expenses	46,011	40,237
Other	25,737	12,538
	$165,197	$139,242
Property and equipment, net(2):
Network equipment	$3,366,084	$3,348,122
Computer hardware and software	566,574	526,348
Construction-in-progress(3)	35,586	54,945
Other	100,006	109,400
	4,068,250	4,038,815
Accumulated depreciation	(2,687,207)	(2,276,725)
	$1,381,043	$1,762,090
Intangible assets, net:
Customer relationships	$50,435	$50,435
Trademarks	37,000	37,000
	87,435	87,435
Accumulated amortization of customer relationships	(47,090)	(40,528)
Accumulated amortization of trademarks	(24,226)	(22,244)
	$16,119	$24,663
Accounts payable and accrued liabilities:
Trade accounts payable	$119,288	$143,931
Accrued payroll and related benefits	59,525	67,539
Other accrued liabilities	109,020	184,640
	$287,833	$396,110
Other current liabilities:
Deferred service revenue(4)	$91,717	$100,276
Deferred equipment revenue(5)	25,634	36,471
Accrued sales, telecommunications, property and other taxes payable	17,861	4,267
Accrued interest	59,776	44,653
Other	43,537	31,213
	$238,525	$216,880
____________

(1)
Accounts receivable, net, consists primarily of (i) amounts billed to third-party dealers for devices and accessories, (ii) amounts due from the federal government in connection with Lifeline and other regulatory programs, and (iii) amounts due from service providers related to interconnect and roaming agreements.

(2)
As of September 30, 2013 and December 31, 2012, $48.2 million and $45.8 million of assets were held by the Company under capital lease arrangements, respectively. Accumulated amortization relating to these assets totaled $26.9 million and $22.9 million as of September 30, 2013 and December 31, 2012, respectively.

(3)	See "Note 8. Impairments and Other Charges" for information regarding the impairment of certain amounts accumulated in construction-in-progress.

(4)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(5)	Deferred equipment revenue relates to devices sold to third-party dealers and nationwide retailers that have not yet been purchased and activated by customers.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.	Fair Value of Financial Instruments and Non-Financial Assets

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities presented at fair value as of September 30, 2013 or December 31, 2012.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of September 30, 2013 and December 31, 2012 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of September 30, 2013 or December 31, 2012, other than the financial and non-financial assets measured at fair value on a non-recurring basis discussed below.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of September 30, 2013 and December 31, 2012 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$12,083	$—	$12,083
Commercial paper	—	181,333	—	181,333
U.S. government or government agency securities	—	286,922	—	286,922
Total	$—	$480,338	$—	$480,338

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	At Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$126,617	$—	$126,617
Commercial paper	—	82,346	—	82,346
U.S. government or government agency securities	—	135,861	—	135,861
Total	$—	$344,824	$—	$344,824

Assets in the tables above are reported on the condensed consolidated balance sheets as components of cash and cash equivalents, short-term investments, other current assets and other assets.

Unrealized gains (losses) are presented in accumulated other comprehensive loss within stockholders' equity (deficit) in the condensed consolidated balance sheets. Realized gains (losses) are presented in other income (expense), net in the condensed consolidated statements of comprehensive income.

Cash Equivalents and Short-Term Investments

As of September 30, 2013 and December 31, 2012, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair values of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies, and short-term investments in commercial paper are determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
	Cost	Fair Value

Money market funds	$12,083	$12,083
Commercial paper	181,333	181,333
U.S. government or government agency securities	286,909	286,922
	$480,325	$480,338

	As of December 31, 2012
	Cost	Fair Value

Money market funds	$126,617	$126,617
Commercial paper	82,345	82,346
U.S. government or government agency securities	135,848	135,861
	$344,810	$344,824

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, the Company is required to disclose the fair value of outstanding debt at each reporting date. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,891.6 million and $3,421.5 million as of September 30, 2013 and December 31, 2012, respectively. The Company's debt was considered to be a Level 1 item for disclosure purposes.

Assets Measured at Fair Value on a Nonrecurring Basis

As of September 30, 2013 and December 31, 2012, non-financial assets with a carrying value of $4.9 million and $13.6 million, respectively, accumulated in construction-in-progress had been reduced to a fair value of zero, resulting in an impairment charge of $4.9 million and $13.6 million, respectively.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company reviews its investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. The Merger Agreement with AT&T requires that the Company sell its investments in certain regional wireless service providers, which investments the Company has accounted for under the equity method. During the third quarter of 2013, the Company commenced its plan to sell those investments. The investments met all of the criteria under the authoritative guidance to be classified as assets held for sale and, therefore, the Company reclassified the investments to assets held for sale as of September 30, 2013. In doing so, the Company was required to assess the fair value of the investments and determined that an other-than-temporary impairment existed as of September 30, 2013. As a result, the Company recorded an impairment charge of $6.6 million to reduce the carrying value of its equity method investments to their fair value as of September 30, 2013.

There were no other non-financial or financial assets that were measured and recorded at fair value on a nonrecurring basis.

Note 7.	Long-Term Debt, Net

Long-term debt, net as of September 30, 2013 and December 31, 2012 was comprised of the following (in thousands):

	September 30, 2013	December 31, 2012

Convertible senior notes due 2014	$248,204	$250,000
Senior secured notes due 2016	—	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	—	(23,767)
Term loans under Credit Agreement	1,818,438	400,000
Unamortized discount on term loans under Credit Agreement	(13,575)	(3,892)
Unsecured senior notes due 2020	1,600,000	1,600,000
Unamortized discount on $1,600 million unsecured senior notes due 2020	(18,456)	(19,878)
	3,634,611	3,302,463
Current maturities of long-term debt	(266,454)	(4,000)
	$3,368,157	$3,298,463

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

On March 8, 2013, Cricket amended the Credit Agreement to provide for an incremental $1,425 million senior secured C term loan facility, which was fully drawn on April 15, 2013 and matures in March 2020. C term loan borrowings under the Credit Agreement must be repaid in 26 quarterly installments of $3.6 million each, which commenced on September 30, 2013, followed by a final installment of $1,332.4 million at maturity. Approximately $1,185 million of the net proceeds from the C term loan facility were used to fund the redemption of all of Cricket's $1,100 million of 7.75% senior secured notes due 2016 (including accrued interest), as more fully described below. Remaining net proceeds may be used for general corporate purposes.

As of September 30, 2013, the Company had $1,818 million in outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At September 30, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.8%.

Borrowings under the Credit Agreement are guaranteed by Leap and each of its existing and future wholly-owned domestic subsidiaries (other than Cricket, which is the borrower) that guarantees any indebtedness of Leap, Cricket or any subsidiary guarantor or that constitutes a "significant subsidiary" as defined in Regulation S-X under the Securities Act of 1933, as amended (subject to certain exceptions).

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

Cricket has the right to prepay borrowings under the Credit Agreement, in whole or in part, at any time without premium or penalty, except that prepayments of C term loans in connection with a repricing transaction occurring on or prior to March 8, 2014 are subject to a prepayment premium of 1.00% of the principal amount of the borrowings so prepaid.

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

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which is defined to include the acquisition of beneficial ownership of 35% or more of Leap's equity securities (except for a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. The change in control resulting from the Merger would not constitute a "change of control" as defined in the Credit Agreement because immediately after the transaction Leap would be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing the Company's senior notes and convertible notes.

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On April 15, 2013, in connection with the borrowing of C term loans under the Credit Agreement, Cricket issued a notice of redemption to redeem all of its $1,100 million of 7.75% senior secured notes due 2016 in accordance with the optional redemption provisions governing the notes at a redemption price of 103.875% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date of May 15, 2013. Also on April 15, 2013, Cricket deposited approximately $1,185 million with the trustee for the notes to fund the redemption price (including accrued interest) and the indenture governing the notes was satisfied and discharged in accordance with its terms. As a result of this redemption, the Company recognized a loss on extinguishment of debt of $72.8 million during the nine months ended September 30, 2013, which was comprised of $42.6 million in redemption premium, $22.0 million in unamortized debt discount and $8.2 million in unamortized debt issuance costs.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2013, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.85% and 7.80%, respectively, both of which include the effect of the discount accretion.

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

If a "change of control" occurs (which is defined to include the acquisition of beneficial ownership of 35% or more of Leap's equity securities (except for a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date. The change in control resulting from the Merger would not constitute a "change of control" as defined in the indenture governing the notes because immediately after the transaction Leap would be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock.

Note 8.	Impairments and Other Charges

Impairment and other charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Property and equipment impairment	$2,942	$—	$4,901	$—
Severance	(945)	14,753	(1,684)	14,753
Restructuring activities	6,611	—	10,413	—
Impairment and other charges	$8,608	$14,753	$13,630	$14,753

During the second and third quarters of 2013, the Company determined that certain amounts accumulated in construction-in-progress were no longer recoverable, and as such, recorded an impairment charge of approximately $2.0 million and $2.9 million, respectively, reducing the carrying value of those capitalized amounts to zero. There were no other events or circumstances that occurred during the three and nine months ended September 30, 2013 or September 30, 2012 that indicated that the carrying value of any long-lived assets may not be recoverable.

In the third and fourth quarters of 2012, the Company developed plans to reduce administrative and corporate support costs through a reduction in personnel and to reduce previously planned network expansion activities and capital expenditures. In the third quarter of 2012, the Company recorded a liability of $14.8 million representing severance expense and related costs. In the

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

fourth quarter of 2012, the Company recognized restructuring charges of $11.0 million, primarily related to lease exit costs associated with cellular sites that were no longer being developed or utilized. During the first, second and third quarters of 2013, the Company recognized additional restructuring charges of $0.7 million, $3.1 million and $6.6 million, respectively, primarily related to contract terminations and lease exit costs.

During 2011, the Company recognized $26.4 million of post-acquisition charges associated with the integration of certain operating assets in South Texas.

The following table provides a rollforward of those amounts recorded as liabilities within the consolidated balance sheets:

	December 31, 2012	Accruals	Payments	September 30, 2013
Post-acquisition charges	$14,726	$—	$(2,659)	$12,067
Severance	9,877	(1,684)	(7,993)	200
Restructuring activities	10,393	14,812	(10,132)	15,073
Total amounts to be settled in cash	$34,996	$13,128	$(20,784)	$27,340

Note 9.	Basic and Diluted Earnings (Loss) Per Share

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

The following table sets forth a reconciliation of the Company's computation of weighted-average number of dilutive common share equivalents outstanding to weighted-average number of basic common shares outstanding for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Diluted shares outstanding used in earnings per share calculation
Weighted-average basic shares outstanding	78,297	77,402	77,977	77,213
Effect of dilutive securities:
Restricted stock awards	—	115	—	—
Deferred stock units	—	7	—	—
Weighted-average diluted shares outstanding	78,297	77,524	77,977	77,213

Basic earnings (loss) per share	$(2.37)	$0.32	$(5.90)	$(1.49)
Diluted earnings (loss) per share	$(2.37)	$0.32	$(5.90)	$(1.49)

During the three and nine months ended September 30, 2013, 6.9 million and 8.6 million common share equivalents were excluded from the computation of diluted earnings (loss) per share, as their effect was anti-dilutive.

During the three and nine months ended September 30, 2012, 8.2 million and 8.6 million common share equivalents were excluded from the computation of diluted earnings (loss) per share, as their effect was anti-dilutive.

Note 10.	Significant Acquisitions and Other Transactions

On September 24, 2013, the Company completed the sale of its 10 MHz PCS wireless license in Biloxi, Mississippi to Cellular South Licenses, LLC for $6.0 million. The wireless license sold had a carrying value of $1.8 million and the Company recognized a gain of $4.2 million in connection with the sale.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On August 28, 2012, the Company acquired 12 MHz of 700 MHz A block spectrum in Chicago from Verizon Wireless for $204 million and the Company and Savary Island Wireless, LLC ("Savary Island"), a former designated entity of the Company, sold to Verizon Wireless excess PCS and AWS spectrum in various markets across the U.S. for $360 million. The Company recognized a net gain of $130.4 million in connection with these transactions.

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

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the nine months ended September 30, 2013 and for the year ended December 31, 2012, the Company recorded a net accretion expense of $27.1 million and a net accretion benefit of $0.7 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value. The net accretion expense for the nine months ended September 30, 2013 has been calculated using a Leap enterprise value-to-revenue multiple based on a share price of $15.71 per share of Leap common stock, which was the trailing average share price for the ten trading days ended on September 30, 2013.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $25.9 million and $8.3 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the nine months ended September 30, 2013. During the nine months ended September 30, 2012, STX Wireless made pro-rata tax distributions of $9.1 million and $3.0 million to Cricket and Pocket, respectively. The Company recorded the tax distributions to Pocket as adjustments to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

During the nine months ended September 30, 2012, STX Wireless made optional pro-rata cash distributions of $50.7 million and $16.2 million to Cricket and Pocket, respectively. During the nine months ended September 30, 2013, STX Wireless made optional pro-rata cash distributions of $41.7 million and $13.3 million to Cricket and Pocket, respectively. Under the STX LLC Agreement, optional distributions to Pocket (plus an annual return, as discussed above), reduce the purchase price payable to Pocket in the event of a put, call or mandatory buyout following a change of control of Leap.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of September 30, 2013 and December 31, 2012, Pocket had $15.4 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement, respectively. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the net accretion (expense) benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $69.7 million and $64.5 million as of September 30, 2013 and December 31, 2012, respectively.

As described in Note 4, the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

	Nine Months Ended September 30,
	2013	2012

Beginning balance, January 1,	$64,517	$95,910
Accretion of redeemable non-controlling interests, before tax	27,065	(2,035)
Loans made to joint venture partner	(6,585)	(6,530)
Optional distributions made to joint venture partner	(13,338)	(16,243)
Other	(1,938)	(1,197)
Ending balance, September 30,	$69,721	$69,905

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12.	Unrestricted Subsidiaries

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

As required by the Credit Agreement and the indenture governing Cricket's senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position as of September 30, 2013 and December 31, 2012 and results of operations of Cricket Music, Muve USA and their subsidiaries for the three and nine months ended September 30, 2013 and 2012 in the following tables separately (in thousands):

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$698	$1
Property and equipment, net	1,564	4,937
Total assets	$2,262	$4,938
Liabilities and stockholders' equity
Accounts payable and accrued liabilities	$25	$—
Other current liabilities	349	5
Other long-term liabilities	145	—
Stockholders' equity	1,743	4,933
Total liabilities and stockholders' equity	$2,262	$4,938

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$103	$—	$255	$—
Operating expenses
Depreciation and amortization	1,124	1,124	3,373	3,372
Other	(5)	7	10	12
Total operating expenses	1,119	1,131	3,383	3,384
Operating loss	(1,016)	(1,131)	(3,128)	(3,384)
Income tax expense	(23)	—	(51)	—
Net loss	$(1,039)	$(1,131)	$(3,179)	$(3,384)

Note 13.	Income Taxes

The computation of the Company's annual effective tax rate includes a forecast of the Company's estimated "ordinary" income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company's ordinary income (loss). The Company's projected ordinary income tax expense for the full year 2013 consists primarily of the deferred tax effect of the Company's investments in joint ventures that are in a deferred tax liability position and the amortization of wireless licenses for income tax purposes. Because the Company's projected 2013 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, therefore making it difficult to determine a reliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes as of and for the three and nine months ended September 30, 2013 and 2012 based upon the actual effective tax rate for those periods.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and nine months ended September 30, 2013, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $1.8 million Texas Margins Tax ("TMT") credit. Accordingly, at September 30, 2013 and December 31, 2012, the Company recorded a valuation allowance offsetting substantially all of its deferred tax assets. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

The Company has substantial federal and state net operating losses ("NOLs") for income tax purposes. Subject to certain requirements, the Company may "carry forward" its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of September 30, 2013, the Company had federal and state NOLs of approximately $3.0 billion and $2.3 billion, respectively, which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.1 billion, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period along with any impact resulting from the Merger and, as such, there is no assurance the Company will be able to realize such tax savings.

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

On August 30, 2011, the Company’s board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve the Company’s ability to use its NOL carryforwards. The Tax Benefit Preservation Plan was approved by the Company's stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Company’s board of directors. On July 12, 2013, Leap entered into an amendment to the Tax Benefit Preservation Plan to provide that neither the approval, execution or delivery of the Merger Agreement or any amendments thereof or agreements in connection therewith, nor the consummation of transactions or entry into any agreements contemplated thereby, including the Merger, will (i) cause the rights under the Tax Benefit Preservation Plan to become exercisable or entitle a holder of the rights to exercise such rights, (ii) cause AT&T or MHR Fund Management LLC (together with its affiliates, "MHR") or any of their affiliates or associates to become an "Acquiring Person" under the terms of the Tax Benefit Preservation Plan, or (iii) give rise to a Distribution Date or a Stock Acquisition Date (as such terms are defined in the Tax Benefit Preservation Plan). Other than as described above, the Tax Benefit Preservation Plan remains in effect and continues to apply to acquisitions of Leap common stock.

The Company's unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14.	Commitments and Contingencies

From time to time, the Company is involved in a variety of legal proceedings, including lawsuits, claims, investigations and other proceedings concerning intellectual property, commercial disputes, business practices and other matters. Over the past several years, the Company has become subject to an increased number of these proceedings, including disputes alleging intellectual property infringement. These matters may seek monetary damages and other relief.

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

Merger-Related Litigation

On July 15, 2013, following the announcement of the Merger, a lawsuit was filed in the Delaware Court of Chancery challenging the proposed Merger. The action is captioned Booth Family Trust v. Leap Wireless International, Inc. et al., C.A. No. 8730-VCN. It is a putative class action filed on behalf of purported stockholders of Leap, and it names Leap and its directors as defendants. The complaint alleges that the directors of Leap breached their fiduciary duties to Leap stockholders by engaging in a flawed sales process, by agreeing to sell Leap for inadequate consideration and by agreeing to improper deal protection terms in the Merger Agreement. The complaint seeks, among other relief, declaratory and injunctive relief against the Merger and costs and fees.

On July 19, 2013, July 24, 2013 and July 26, 2013, additional lawsuits were filed in the Superior Court of the State of California, County of San Diego challenging the proposed Merger. The action filed on July 19, 2013 is captioned John Kim v. Leap Wireless International, Inc. et al., Case No. 37-2013-00058491-CU-BT-CTL; the actions filed on July 24, 2013 are captioned Wesley Decker v. Leap Wireless International, Inc. et al, Case No. 37-2013-00059095-CU-SL-CTL and Roxane Andrews v. Leap Wireless International, Inc. et al, Case No. 37-2013-00059141-CU-BT-CTL; and the action filed on July 26, 2013 is captioned Joseph Marino v. Leap Wireless International Inc. et al, Case No. 37-2013-00059565-CU-BT-CTL. Each lawsuit is a putative class action filed on behalf of purported stockholders of Leap and names Leap, its directors as well as AT&T and Merger Sub as defendants. The California complaints allege that Leap and its directors breached their fiduciary duties to Leap stockholders, and that AT&T and Merger Sub aided and abetted such breaches, by agreeing to improper deal protection terms in the Merger Agreement. The Decker, Andrews and Marino complaints further allege that Leap and its directors breached their fiduciary duties, and that AT&T and Merger Sub aided and abetted such breaches, by engaging in a flawed sales process and by agreeing to sell Leap for inadequate consideration. The Kim complaint seeks, among other relief, declaratory and injunctive relief against the Merger, imposition of a constructive trust and costs and fees. The Decker, Andrews and Marino complaints seek, among other relief, declaratory and injunctive relief against the Merger and costs and fees.

On August 15, 2013, the Superior Court of the State of California entered an order consolidating the four California actions under the caption In re Leap Wireless International, Inc. Shareholder Litigation, Lead Case No. 37-2013-00058491-CU-BT-CTL. On August 19, 2013, plaintiffs in the consolidated Superior Court action filed a consolidated amended complaint against Leap, its directors, AT&T, and Merger Sub. Generally, the complaint alleges that the Leap directors breached fiduciary duties by agreeing to the Merger Agreement for insufficient consideration, on improper terms, and with inadequate disclosure, and it alleges that these purported breaches were aided by AT&T and Merger Sub. The complaint seeks, among other relief, an injunction against the proposed Merger and damages.

On August 30, 2013, the Delaware Court of Chancery entered an order staying the Delaware action pending resolution of the consolidated action in California.

On October 17, 2013, following stipulated expedited discovery and negotiations among counsel to the parties, the parties entered into a memorandum of understanding regarding the settlement of putative class actions (the “MOU”). Although the defendants believe that no further disclosure is required to supplement the proxy statement for the Merger and deny that they acted improperly and that the process by which the proposed transaction was negotiated or is being executed was or is insufficient in any way, the

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

defendants agreed to enter into the MOU to avoid the risk that the putative stockholder class actions may delay or otherwise adversely affect the consummation of the Merger and to minimize the expense of defending such actions. Pursuant to the MOU Leap agreed to make certain supplemental disclosures related to the Merger. In addition, AT&T agreed to forbear from asserting its right to prevent termination of the voting agreement, dated July 12, 2013, among Leap, AT&T and MHR if a "Change of Recommendation" (as defined in the Merger Agreement) was made by Leap as a result of a "Superior Proposal" (as defined in the Merger Agreement) as permitted by Section 6.2(f)(i) of the Merger Agreement, and to forbear from asserting its right to prevent a Change of Recommendation by Leap under Sections 6.2(f)(ii)(A), (B), (C), and (E) of the Merger Agreement.

The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including completion of the Merger and court approval following notice to Leap’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Superior Court of the State of California, County of San Diego will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement and the transactions contemplated thereby, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Superior Court of the State of California, County of San Diego for an award of attorneys’ fees and expenses to be paid by Leap, its successor, or its insurer. The MOU also contemplates that Leap, its successor, or its insurer will pay or cause to be paid any attorneys’ fees and expenses, in an amount up to $990,000, awarded by the Superior Court of the State of California, County of San Diego.

There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Superior Court of the State of California, County of San Diego will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated. In the event that the parties do not enter into a stipulation of settlement or the MOU is terminated, the outcome of these lawsuits would be uncertain. An adverse monetary judgment could have a material adverse effect on the operations and liquidity of Leap, a preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. Leap believes these lawsuits are meritless.

Other Litigation

The Company is party to a civil action brought in June 2012 in the United States District Court for the Southern District of California by M Seven System Limited ("M Seven") against the Company, a third-party handset design firm and two employees of that design firm (one of whom is a former employee of the Company). M Seven alleges that the Company, the third-party firm and its employees engaged in trade secret misappropriation, copyright infringement and violations of the Digital Millennium Copyright Act in the design and distribution of the handsets. M Seven seeks compensatory damages in the form of lost profits or a reasonable royalty, disgorgement of defendants' profits, statutory damages, exemplary and/or punitive damages, pre- and post-judgment interest, attorneys' fees and costs and injunctive relief. On October 8, 2013, the District Court set a final pretrial conference of February 27, 2015, with a trial date to follow thereafter. M Seven previously filed civil and criminal actions in South Korea with similar allegations against the former Company employee, the handset design firm and its subcontractors. The handset design firm and its subcontractors were found liable in the civil matter and the subcontractors were found liable in the criminal action in South Korea. The Company, however, was not party to those actions and those judgments are not binding upon the Company or the District Court in the current matter.

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

iPhone Purchase Commitment
In May 2012, the Company entered into a three-year iPhone purchase commitment with Apple. The commitment began upon the Company's launch of sales of the iPhone in June 2012. Based on its current handset purchase and sales mix and current iPhone device pricing, the Company estimates that the commitment would require it to purchase approximately $800 million of iPhones, with annual commitments during the three-year period that increase moderately in the second and third years. The Company

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

projects that the minimum number of iPhones that it is required to purchase from Apple over the term of the commitment would represent 10% or less of the total number of handsets it expects to sell to new and upgrading customers over the period of the commitment and for approximately 12 to 18 months thereafter. The actual amount the Company spends and the number of devices it purchases over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device, future costs for the device, the success of the Company's marketing and advertising efforts, customer demand for devices offered by other manufacturers and other factors.
The Company purchased approximately one-half of its first-year minimum purchase commitment through June 2013, which purchases were approximately $100 million below its first-year minimum purchase commitment. At that purchase rate, the Company's iPhone purchases for the second year would be approximately $150 million below its second-year minimum purchase commitment and its purchases for the third year would be approximately $200 million below its third-year minimum purchase commitment. Due to the Company's efforts to expand sales volume for the iPhone, the Company has not been required to purchase additional handsets to meet its first-year minimum purchase commitment. Similar to other carriers, the Company’s iPhone purchase rate slowed during the second year in advance of Apple’s recent launch of new devices. However, the Company continues to believe that it will be able to increase its current iPhone sales rate and purchase and sell the total required number of devices over the three-year period of the commitment and for a subsequent inventory sell-through period of 12 to 18 months. During the third quarter of 2013, the Company introduced new device financing programs and the Company is continuing to work with Apple to increase the Company's advertising and promotional programs to increase awareness of the Company's iPhone offering. In addition, Apple recently released an AWS-compatible version of the iPhone, which the Company began offering in late October 2013 in additional markets where the Company did not previously sell the iPhone, which markets represent approximately 40% of the Company’s covered POPs. The Company may also seek to amend the requirements under, or extend the term of, the purchase commitment, although the Company's current capital and liquidity projections do not assume that such a modification will occur.

Wholesale Agreement

In August 2010, the Company entered into a wholesale agreement with an affiliate of Sprint, which the Company uses to offer Cricket services in a limited number of nationwide retailers outside of its current network footprint. The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, the Company pays Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. The Company has agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. The Company entered into an amendment to the wholesale agreement in February 2013 to enable the Company to purchase 4G LTE services. In addition, under the amendment, the Company can credit up to $162 million of revenue it provides Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue provided to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent the Company's revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

In addition, in the event Leap is involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than T-Mobile US, Inc., as successor to MetroPCS Communications, Inc., or its affiliates ("T-Mobile US")), either the Company (or the Company's successor in interest) or Sprint may terminate the wholesale agreement within 60 days following the closing of such a transaction. In connection with any such termination, the Company (or its successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum purchase commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, being 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015. This termination right would be triggered by the Merger, if consummated.

In the event that Leap is involved in a change-of-control transaction with T-Mobile US during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum purchase commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof. In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint's successor-in-interest.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15.	Guarantor Financial Information

At September 30, 2013, all of the $1,600 million of senior notes issued by Cricket (the "Issuing Subsidiary") were comprised of 7.75% senior notes due 2020, which are jointly and severally guaranteed on a full and unconditional basis by Leap (the "Guarantor Parent Company") and Cricket License Company, LLC, a 100%-owned subsidiary of Cricket (the "Guarantor Subsidiary").

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries (STX Wireless, Cricket Music and their respective subsidiaries) and total consolidated Leap and subsidiaries as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

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

In connection with the restatement of the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012, the Company has restated its condensed consolidating statement of cash flows for the nine months ended September 30, 2012 due to a classification error related to the presentation of certain capital expenditures and operating cash flows (see Note 2). The classification error related to certain purchases of property and equipment that were unpaid at the balance sheet date (but that were scheduled to be settled in cash soon thereafter), which were incorrectly reflected as cash outflows from investing activities and cash inflows from operating activities. This classification error resulted in a misstatement of net cash provided by operating activities and net cash provided by (used in) investing activities. The classification error has been reflected in the condensed consolidating statement of cash flows for the Issuing Subsidiary and Non-Guarantor Subsidiaries for the nine months ended September 30, 2012 as follows:

•	Issuing Subsidiary – Increased net cash provided by operating activities by $63.5 million with a corresponding decrease in net cash provided by investing activities for the same amount.

•	Non-Guarantor Subsidiaries – Decreased net cash provided by operating activities by $2.0 million with a corresponding decrease in net cash used in investing activities for the same amount.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheet as of September 30, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$687	$511,412	$—	$51,514	$—	$563,613
Short-term investments	—	345,594	—	—	—	345,594
Inventories	—	79,214	—	3,589	—	82,803
Deferred charges	—	40,774	—	2	—	40,776
Advances to affiliates and consolidated subsidiaries	245,786	30,881	23,793	—	(300,460)	—
Other current assets	1,958	155,350	3	8,376	(490)	165,197
Total current assets	248,431	1,163,225	23,796	63,481	(300,950)	1,197,983
Property and equipment, net	—	1,331,044	—	49,999	—	1,381,043
Investments in and advances to affiliates and consolidated subsidiaries	74,533	2,278,170	—	—	(2,352,703)	—
Wireless licenses	—	—	2,026,336	64,912	—	2,091,248
Assets held for sale	—	3,091	—	—	—	3,091
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	12,775	—	3,344	—	16,119
Other assets	709	60,520	—	12,644	—	73,873
Total assets	$323,673	$4,860,047	$2,050,132	$215,044	$(2,653,653)	$4,795,243
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$8,942	$275,846	$—	$3,505	$(460)	$287,833
Current maturities of long-term debt	248,204	18,250	—	—	—	266,454
Intercompany payables	—	269,579	—	30,881	(300,460)	—
Other current liabilities	2,386	218,798	—	17,371	(30)	238,525
Total current liabilities	259,532	782,473	—	51,757	(300,950)	792,812
Long-term debt, net	—	3,368,157	—	—	—	3,368,157
Deferred tax liabilities	—	417,268	—	—	—	417,268
Long-term intercompany payables	78,423	—	—	43,664	(122,087)	—
Other long-term liabilities	—	147,895	—	13,672	—	161,567
Total liabilities	337,955	4,715,793	—	109,093	(423,037)	4,739,804
Redeemable non-controlling interests	—	69,721	—	—	—	69,721
Stockholders' equity (deficit)	(14,282)	74,533	2,050,132	105,951	(2,230,616)	(14,282)
Total liabilities and stockholders' equity (deficit)	$323,673	$4,860,047	$2,050,132	$215,044	$(2,653,653)	$4,795,243

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheet as of December 31, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$69	$449,668	$—	$65,813	$—	$515,550
Short-term investments	—	159,426	—	—	—	159,426
Inventories	—	118,149	—	3,452	—	121,601
Deferred charges	—	60,933	—	30	—	60,963
Advances to affiliates and consolidated subsidiaries	11,182	23,592	49,407	—	(84,181)	—
Other current assets	707	129,346	—	13,519	(4,330)	139,242
Total current assets	11,958	941,114	49,407	82,814	(88,511)	996,782
Property and equipment, net	—	1,694,365	—	67,725	—	1,762,090
Investments in and advances to affiliates and consolidated subsidiaries	739,072	2,327,953	—	—	(3,067,025)	—
Wireless licenses	—	—	1,882,421	64,912	—	1,947,333
Assets held for sale	—	—	136,222	—	—	136,222
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	14,756	—	9,907	—	24,663
Other assets	3,938	54,852	—	9,494	—	68,284
Total assets	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$40	$389,951	$—	$6,119	$—	$396,110
Current maturities of long-term debt	—	4,000	—	—	—	4,000
Intercompany payables	—	60,589	—	23,592	(84,181)	—
Other current liabilities	5,247	202,740	—	13,223	(4,330)	216,880
Total current liabilities	5,287	657,280	—	42,934	(88,511)	616,990
Long-term debt, net	250,000	3,048,463	—	—	—	3,298,463
Deferred tax liabilities	—	385,111	—	—	—	385,111
Long-term intercompany payables	66,549	242,500	—	32,562	(341,611)	—
Other long-term liabilities	—	149,819	—	19,228	—	169,047
Total liabilities	321,836	4,483,173	—	94,724	(430,122)	4,469,611
Redeemable non-controlling interests	—	64,517	—	—	—	64,517
Stockholders' equity	433,132	496,572	2,068,050	160,792	(2,725,414)	433,132
Total liabilities and stockholders' equity	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$564,608	$—	$81,641	$23	$646,272
Equipment revenues	—	42,809	—	4,911	—	47,720
Other revenues	—	3,642	24,326	89	(28,057)	—
Total revenues	—	611,059	24,326	86,641	(28,034)	693,992
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	254,534	—	22,002	(24,392)	252,144
Cost of equipment	—	169,178	—	27,972	—	197,150
Selling and marketing	—	61,675	—	8,193	—	69,868
General and administrative	15,717	78,506	190	12,243	(3,642)	103,014
Depreciation and amortization	—	140,896	—	7,734	—	148,630
Impairments and other charges	—	8,503	—	105	—	8,608
Total operating expenses	15,717	713,292	190	78,249	(28,034)	779,414
Gain (loss) on sale, exchange or disposal of assets, net	—	(2,177)	4,165	51	—	2,039
Operating income (loss)	(15,717)	(104,410)	28,301	8,443	—	(83,383)
Equity in net income (loss) of consolidated subsidiaries	(172,499)	36,722	—	—	135,777	—
Equity in net loss of investees, net	—	(8,005)	—	—	—	(8,005)
Interest income	5,973	74	—	1	(5,973)	75
Interest expense	(3,166)	(62,026)	—	—	5,973	(59,219)
Income (loss) before income taxes	(185,409)	(137,645)	28,301	8,444	135,777	(150,532)
Income tax expense	—	(9,905)	—	(23)	—	(9,928)
Net income (loss)	(185,409)	(147,550)	28,301	8,421	135,777	(160,460)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(24,949)	—	—	—	(24,949)
Net income (loss) attributable to common stockholders	$(185,409)	$(172,499)	$28,301	$8,421	$135,777	$(185,409)
Other comprehensive income (loss):
Net income (loss)	$(185,409)	$(147,550)	$28,301	$8,421	$135,777	$(160,460)
Net unrealized holding gains on investments and other	12	12	—	—	(12)	12
Comprehensive income (loss)	$(185,397)	$(147,538)	$28,301	$8,421	$135,765	$(160,448)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,760,685	$—	$248,602	$104	$2,009,391
Equipment revenues	—	177,733	—	28,269	—	206,002
Other revenues	—	11,642	75,322	267	(87,231)	—
Total revenues	—	1,950,060	75,322	277,138	(87,127)	2,215,393
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	765,291	—	62,567	(75,485)	752,373
Cost of equipment	—	553,627	—	86,149	—	639,776
Selling and marketing	—	191,903	—	26,200	—	218,103
General and administrative	20,890	223,254	572	35,567	(11,642)	268,641
Depreciation and amortization	—	427,273	—	24,786	—	452,059
Impairments and other charges	—	12,856	—	774	—	13,630
Total operating expenses	20,890	2,174,204	572	236,043	(87,127)	2,344,582
Gain (loss) on sale, exchange or disposal of assets, net	—	(1,894)	10,929	(138)	—	8,897
Operating income (loss)	(20,890)	(226,038)	85,679	40,957	—	(120,292)
Equity in net income (loss) of consolidated subsidiaries	(447,445)	126,586	—	—	320,859	—
Equity in net loss of investees, net	—	(7,467)	—	—	—	(7,467)
Interest income	18,099	178	—	1	(18,098)	180
Interest expense	(9,585)	(199,308)	—	—	18,098	(190,795)
Loss on extinguishment of debt	(9)	(72,979)	—	—	—	(72,988)
Income (loss) before income taxes	(459,830)	(379,028)	85,679	40,958	320,859	(391,362)
Income tax expense	—	(35,007)	—	(51)	—	(35,058)
Net income (loss)	(459,830)	(414,035)	85,679	40,907	320,859	(426,420)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(33,410)	—	—	—	(33,410)
Net income (loss) attributable to common stockholders	$(459,830)	$(447,445)	$85,679	$40,907	$320,859	$(459,830)
Other comprehensive income (loss):
Net income (loss)	$(459,830)	$(414,035)	$85,679	$40,907	$320,859	$(426,420)
Net unrealized holding losses on investments and other	(1)	(1)	—	—	1	(1)
Comprehensive income (loss)	$(459,831)	$(414,036)	$85,679	$40,907	$320,860	$(426,421)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$638,394	$—	$83,607	$21	$722,022
Equipment revenues	—	44,088	—	7,862	—	51,950
Other revenues	—	3,841	27,239	81	(31,161)	—
Total revenues	—	686,323	27,239	91,550	(31,140)	773,972
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	269,050	—	24,650	(27,299)	266,401
Cost of equipment	—	180,181	—	23,665	—	203,846
Selling and marketing	—	77,838	—	10,273	—	88,111
General and administrative	2,510	75,548	191	11,589	(3,841)	85,997
Depreciation and amortization	—	151,695	—	10,126	—	161,821
Impairments and other charges	—	14,753	—	—	—	14,753
Total operating expenses	2,510	769,065	191	80,303	(31,140)	820,929
Gain (loss) on sale, exchange or disposal of assets, net	—	84,879	43,568	(81)	—	128,366
Operating income (loss)	(2,510)	2,137	70,616	11,166	—	81,409
Equity in net income of consolidated subsidiaries	24,650	81,783	—	—	(106,433)	—
Equity in net loss of investees, net	—	(203)	—	—	—	(203)
Interest income	6,064	3,269	—	1	(9,272)	62
Interest expense	(3,189)	(73,391)	—	—	9,272	(67,308)
Income before income taxes	25,015	13,595	70,616	11,167	(106,433)	13,960
Income tax benefit	—	12,908	—	—	—	12,908
Net income	25,015	26,503	70,616	11,167	(106,433)	26,868
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(1,853)	—	—	—	(1,853)
Net income attributable to common stockholders	$25,015	$24,650	$70,616	$11,167	$(106,433)	$25,015
Other comprehensive income:
Net income	$25,015	$26,503	$70,616	$11,167	$(106,433)	$26,868
Net unrealized holding gains on investments and other	11	11	—	—	(11)	11
Comprehensive income	$25,026	$26,514	$70,616	$11,167	$(106,444)	$26,879

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2012 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,990,431	$—	$256,817	$57	$2,247,305
Equipment revenues	—	120,608	—	18,450	—	139,058
Other revenues	—	11,554	85,702	108	(97,364)	—
Total revenues	—	2,122,593	85,702	275,375	(97,307)	2,386,363
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	800,301	—	69,719	(85,753)	784,267
Cost of equipment	—	552,265	—	71,101	—	623,366
Selling and marketing	—	231,309	—	29,603	—	260,912
General and administrative	8,060	237,849	572	35,661	(11,554)	270,588
Depreciation and amortization	—	425,767	—	37,080	—	462,847
Impairments and other charges	—	14,753	—	—	—	14,753
Total operating expenses	8,060	2,262,244	572	243,164	(97,307)	2,416,733
Gain on sale, exchange or disposal of assets, net	—	83,255	43,568	742	—	127,565
Operating income (loss)	(8,060)	(56,396)	128,698	32,953	—	97,195
Equity in net income (loss) of consolidated subsidiaries	(115,590)	161,656	—	—	(46,066)	—
Equity in net loss of investees, net	—	(69)	—	—	—	(69)
Interest income	18,189	12,349	—	5	(30,424)	119
Interest expense	(9,553)	(222,204)	—	—	30,424	(201,333)
Income (loss) before income taxes	(115,014)	(104,664)	128,698	32,958	(46,066)	(104,088)
Income tax expense	—	(9,365)	—	—	—	(9,365)
Net income (loss)	(115,014)	(114,029)	128,698	32,958	(46,066)	(113,453)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(1,561)	—	—	—	(1,561)
Net income (loss) attributable to common stockholders	$(115,014)	$(115,590)	$128,698	$32,958	$(46,066)	$(115,014)
Other comprehensive income (loss):
Net income (loss)	$(115,014)	$(114,029)	$128,698	$32,958	$(46,066)	$(113,453)
Net unrealized holding gains on investments and other	23	23	—	—	(23)	23
Comprehensive income (loss)	$(114,991)	$(114,006)	$128,698	$32,958	$(46,089)	$(113,430)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2013 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$618	$(14,483)	$—	$85,611	$—	$71,746
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(98,824)	—	(4,274)	527	(102,571)
Purchases of wireless licenses and spectrum clearing costs	—	(3,274)	—	—	—	(3,274)
Proceeds from sales of wireless licenses and operating assets	—	9,937	—	112	(527)	9,522
Purchases of investments	—	(509,215)	—	—	—	(509,215)
Sales and maturities of investments	—	322,837	—	—	—	322,837
Payments received from joint venture	—	67,541	—	—	(67,541)	—
Investments in and advances to affiliates and consolidated subsidiaries	(2,436)	—	—	—	2,436	—
Change in restricted cash	—	(63)	—	—	—	(63)
Net cash used in investing activities	(2,436)	(211,061)	—	(4,162)	(65,105)	(282,764)
Financing activities:
Proceeds from issuance of long-term debt	—	1,414,313	—	—	—	1,414,313
Repayment of long-term debt	—	(1,108,359)	—	—	—	(1,108,359)
Payment of debt issuance costs	—	(15,800)	—	—	—	(15,800)
Capital contributions, net	—	2,436	—	—	(2,436)	—
Proceeds from issuance of common stock, net	2,436	—	—	—	—	2,436
Payments made to joint venture partners	—	—	—	(95,748)	67,541	(28,207)
Other	—	(5,302)	—	—	—	(5,302)
Net cash provided by (used in) financing activities	2,436	287,288	—	(95,748)	65,105	259,081
Net increase (decrease) in cash and cash equivalents	618	61,744	—	(14,299)	—	48,063
Cash and cash equivalents at beginning of period	69	449,668	—	65,813	—	515,550
Cash and cash equivalents at end of period	$687	$511,412	$—	$51,514	$—	$563,613

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012 (unaudited and in thousands, as restated):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(47)	$145,631	$—	$73,665	$(8,737)	$210,512
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(415,394)	—	(26,609)	7,018	(434,985)
Purchases of wireless licenses and spectrum clearing costs	—	(3,625)	—	—	—	(3,625)
Proceeds from sales of wireless licenses and operating assets	—	153,507	—	7,532	(7,018)	154,021
Purchases of investments	—	(268,854)	—	—	—	(268,854)
Sales and maturities of investments	—	497,762	—	—	—	497,762
Payments received from joint venture	—	51,061	—	—	(51,061)	—
Investments in and advances to affiliates and consolidated subsidiaries	(483)	—	—	—	483	—
Change in restricted cash	—	(760)	—	—	—	(760)
Net cash provided by (used in) investing activities	(483)	13,697	—	(19,077)	(50,578)	(56,441)
Financing activities:
Repayment of long-term debt	—	(21,911)	—	—	—	(21,911)
Payment of debt issuance costs	—	(296)	—	—	—	(296)
Capital contributions, net	—	483	—	—	(483)	—
Proceeds from the issuance of common stock, net	483	—	—	—	—	483
Payments made to joint venture partners	—	(1,797)	—	(85,567)	59,798	(27,566)
Other	—	(3,662)	—	—	—	(3,662)
Net cash provided by (used in) financing activities	483	(27,183)	—	(85,567)	59,315	(52,952)
Net increase (decrease) in cash and cash equivalents	(47)	132,145	—	(30,979)	—	101,119
Cash and cash equivalents at beginning of period	91	270,056	—	75,096	—	345,243
Cash and cash equivalents at end of period	$44	$402,201	$—	$44,117	$—	$446,362

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•
uncertainties with respect to the proposed merger with AT&T Inc., or AT&T, including the possibility that the proposed merger may not close or may be delayed, including due to the failure to timely receive required regulatory approvals or satisfy other closing conditions;

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

Overview

Restatement of Previously Reported Condensed Consolidated Financial Information

This "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" gives effect to the restatement of our unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012 due to a classification error related to the presentation of certain capital expenditures and operating cash flows. Specifically, we have reflected these corrections in the discussion of net cash provided by operating activities in the section below entitled "Liquidity and Capital Resources - Cash Flows." See Note 2 to the condensed consolidated financial statements in "Part I - Item 1. Financial Statements" of this report for additional information.

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

As of September 30, 2013, Cricket service was offered in 48 states and the District of Columbia across an extended area covering approximately 291 million POPs. As of September 30, 2013, we had approximately 4.6 million customers, and we owned wireless licenses covering an aggregate of approximately 136.7 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 96.3 million POPs as of September 30, 2013. The licenses we own provide an average of 23 MHz of spectrum capacity in our operating markets.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services (including 4G LTE roaming services) over an extended service area. In 2010 we also entered into a wholesale agreement, which we use to offer Cricket services in a limited number of nationwide retailers outside of our current network footprint. These arrangements have enabled us to offer enhanced Cricket products and services, strengthen our retail presence in our existing markets and expand our distribution nationwide. In addition, we amended the wholesale agreement to enable us to purchase 4G LTE services. Since introducing our products in nationwide retailers in September 2011, our MVNO offering has fallen short of expectations. Accordingly, we determined to focus our efforts on those nationwide retailers that we believe provide the most attractive opportunities for our business. As a result, we reduced our total presence in the nationwide retail channel by nearly two-thirds, from approximately 13,000 locations at June 30, 2012 to approximately 5,000 locations at March 31, 2013.

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

We also continue to enhance our network to allow us to provide customers with high-quality service by improving the 3G and LTE network coverage and capacity in existing markets. To date, we have covered approximately 21 million POPs with next-generation LTE network technology. However, given the significant decrease in the size of our customer base in recent quarters, our high level of indebtedness and the high cost of LTE deployment, we have generally determined not to deploy LTE network technology in additional markets at this time.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators (or MVNOs), voice-over-internet-protocol (or VoIP) service providers, traditional landline service providers, cable companies and mobile satellite service providers. Competition in the wireless industry has increased and intensified in recent quarters, particularly from carriers with robust nationwide networks and significantly greater deployment of 4G LTE technology. In particular, we have been experiencing increased competition in many of our core Cricket markets from nationwide carriers increasingly targeting the prepaid segment, including from T-Mobile's nationwide expansion of the MetroPCS prepaid brand utilizing the T-Mobile 4G LTE network. This evolving competitive landscape has negatively impacted our financial and operating results in recent years, as evidenced by a 25% reduction in customers between March 31, 2012 and September 30, 2013. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors, to provide LTE-based services and meet increasing customer demand for high data throughput speeds, and to keep our costs low. The evolving competitive landscape may result in more competitive pricing, higher costs, lower customer additions and higher customer turnover than we project. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

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

Proposed Merger

On July 12, 2013, AT&T entered into the Merger Agreement with Leap, Mariner Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of AT&T, or Merger Sub, and Laser, Inc., a Delaware corporation (the stockholders' representative), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, AT&T will acquire Leap in a transaction in which Leap stockholders would receive $15.00 in cash for each outstanding share of Leap's common stock, plus one non-transferable contingent value right, or CVR, per share (together, referred to in this report as the Merger Consideration). The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds of the future sale of our 700 MHz A block license in Chicago. The Merger Agreement provides that, on the terms and subject to the conditions thereof, Merger Sub will be merged with and into Leap, or the Merger, with Leap continuing as the surviving corporation in the Merger, and each outstanding share of common stock of Leap (other than excluded shares) will cease to be outstanding and will be converted into the right to receive the Merger Consideration. We expect to complete the proposed Merger transaction with AT&T no later than mid-2014.

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

Leap has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants, subject to certain exceptions applicable prior to adoption of the Merger Agreement by Leap's stockholders, not to solicit proposals relating to alternative transactions or enter into discussions concerning or provide information in connection with alternative transactions. On October 30, 2013, the Merger Agreement was adopted and approved by the requisite vote of Leap's stockholders at the special meeting of stockholders.

Consummation of the Merger is subject to various customary conditions, including, among others, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; approval of the transaction by the Federal Communications Commission, or FCC; and approval of the transaction by applicable state public utility commissions. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger, provided that AT&T will not be obligated to agree to divestitures or other restrictions that would have any effect on AT&T or to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on Leap and its subsidiaries, taken as a whole. It is a condition to AT&T's obligation to consummate the Merger that the FCC approval has been obtained by final order and that other regulatory approvals have been obtained, in each case without the imposition of an adverse regulatory condition.

The Merger Agreement also provides for certain termination rights, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by July 11, 2014 (which we refer to in this report as the Termination Date, as it may be extended in certain circumstances to January 11, 2015). A termination fee of $46.3 million is payable by Leap to AT&T upon termination of the Merger Agreement under specified circumstances following the making of a bona fide acquisition proposal (as defined in the Merger Agreement).

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

More information regarding the Merger, including the CVR, is available in our other filings with the SEC, including the definitive proxy statement filed with the SEC on September 17, 2013 and the additional soliciting materials filed with the SEC on October 18, 2013.

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

Results of Operations

Operating Items

The following tables summarize operating data for our condensed consolidated operations for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,
					Change
	2013	% of 2013 Service Revenues	2012	% of 2012 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$646,272		$722,022		$(75,750)	(10.5)%
Equipment revenues	47,720		51,950		(4,230)	(8.1)%
Total revenues	693,992		773,972		(79,980)	(10.3)%
Operating expenses:
Cost of service	252,144	39.0%	266,401	36.9%	(14,257)	(5.4)%
Cost of equipment	197,150	30.5%	203,846	28.2%	(6,696)	(3.3)%
Selling and marketing	69,868	10.8%	88,111	12.2%	(18,243)	(20.7)%
General and administrative	103,014	15.9%	85,997	11.9%	17,017	19.8%
Depreciation and amortization	148,630	23.0%	161,821	22.4%	(13,191)	(8.2)%
Impairments and other charges	8,608	1.3%	14,753	2.0%	(6,145)	(41.7)%
Total operating expenses	779,414	120.6%	820,929	113.7%	(41,515)	(5.1)%
Gain on sale, exchange or disposal of assets, net	2,039	0.3%	128,366	17.8%	(126,327)	(98.4)%
Operating income (loss)	$(83,383)	(12.9)%	$81,409	11.3%	$(164,792)	*
* Percentage change is not meaningful.

	Nine Months Ended September 30,
					Change
	2013	% of 2013 Service Revenues	2012	% of 2012 Service Revenues	Dollars	Percent

Revenues:
Service revenues	$2,009,391		$2,247,305		$(237,914)	(10.6)%
Equipment revenues	206,002		139,058		66,944	48.1%
Total revenues	2,215,393		2,386,363		(170,970)	(7.2)%
Operating expenses:
Cost of service	752,373	37.4%	784,267	34.9%	(31,894)	(4.1)%
Cost of equipment	639,776	31.8%	623,366	27.7%	16,410	2.6%
Selling and marketing	218,103	10.9%	260,912	11.6%	(42,809)	(16.4)%
General and administrative	268,641	13.4%	270,588	12.0%	(1,947)	(0.7)%
Depreciation and amortization	452,059	22.5%	462,847	20.6%	(10,788)	(2.3)%
Impairments and other charges	13,630	0.7%	14,753	0.7%	(1,123)	(7.6)%
Total operating expenses	2,344,582	116.7%	2,416,733	107.5%	(72,151)	(3.0)%
Gain on sale, exchange or disposal of assets, net	8,897	0.4%	127,565	5.7%	(118,668)	(93.0)%
Operating income (loss)	$(120,292)	(6.0)%	$97,195	4.3%	$(217,487)	*
* Percentage change is not meaningful.

The following tables summarize customer activity for the three and nine months ended September 30, 2013 and 2012:

			Change
For the Three Months Ended September 30, (1)	2013	2012	Amount	Percent

Gross customer additions	370,971	563,459	(192,488)	(34.2)%
Net customer losses	(196,045)	(268,984)	72,939	(27.1)%
Weighted-average number of customers	4,734,846	5,727,212	(992,366)	(17.3)%

			Change
For the Nine Months Ended September 30, (1)	2013	2012	Amount	Percent

Gross customer additions	1,127,918	1,915,726	(787,808)	(41.1)%
Net customer losses	(653,350)	(300,194)	(353,156)	117.6%
Weighted-average number of customers	4,993,461	5,914,895	(921,434)	(15.6)%
As of September 30,
Total customers	4,643,430	5,633,819	(990,389)	(17.6)%
__________

(1)	We recognize a gross customer addition for each Cricket Wireless, Cricket Broadband and Cricket PAYGo line of service activated by a customer.

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Gross Customer Additions

Gross customer additions for the three months ended September 30, 2013 were 370,971 compared to 563,459 for the corresponding period of the prior year. The 34.2% decrease in the number of gross customer additions was primarily attributable to intensified competition in our markets and customer demand for more heavily subsidized devices than we offer, the discontinuation of sales of our daily PAYGo product, a narrowing of our focus in national retail and continued de-emphasis of our broadband service.

Gross customer additions for the nine months ended September 30, 2013 were 1,127,918 compared to 1,915,726 for the corresponding period of the prior year. The 41.1% decrease in the number of gross customer additions was primarily attributable to intensified competition in our markets and customer demand for more heavily subsidized devices than we offer, the discontinuation of sales of our daily PAYGo product, a narrowing of our focus in national retail and continued de-emphasis of our broadband service.

Net Customer Losses

Net customer losses for the three months ended September 30, 2013 were 196,045 compared to 268,984 for the corresponding period of the prior year. The change was primarily due to the decrease in gross customer additions discussed above and lower churn levels in the current period, partially offset by fewer reactivating customers.

Net customer losses for the nine months ended September 30, 2013 were 653,350 compared to 300,194 for the corresponding period of the prior year. The increase was primarily due to the decrease in gross customer additions discussed above and fewer reactivating customers, partially offset by slightly lower churn levels.

Service Revenues

Service revenues decreased $75.8 million, or 10.5%, for the three months ended September 30, 2013 compared to the corresponding period of the prior year. This decrease resulted from a 17.3% decrease in the weighted-average number of customers, partially offset by an 8.4% increase in average service revenue per customer, or ARPU.

Service revenues decreased $237.9 million, or 10.6%, for the nine months ended September 30, 2013 compared to the corresponding period of the prior year. This decrease resulted from a 15.6% decrease in the weighted-average number of customers, partially offset by a 6.2% increase in ARPU.

Equipment Revenues

Equipment revenues decreased $4.2 million, or 8.1%, for the three months ended September 30, 2013 compared to the corresponding period of the prior year. This decrease resulted primarily from a 21.4% decrease in the number of devices sold to new and upgrading customers, partially offset by a 16.9% increase in average revenue per device sold due to uptake of our higher-priced devices and a reduction in device subsidy.

Equipment revenues increased $66.9 million, or 48.1%, for the nine months ended September 30, 2013 compared to the corresponding period of the prior year. This increase resulted primarily from a 102.4% increase in average revenue per device sold due to uptake of our higher-priced devices and a reduction in device subsidy, partially offset by a 26.8% decrease in the number of devices sold to new and upgrading customers.

Cost of Service

Cost of service decreased $14.3 million, or 5.4%, for the three months ended September 30, 2013 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 39.0% from 36.9% in the prior year period. The increase in cost of service as a percentage of service revenues resulted primarily from a 17.3% decrease in the weighted-average number of customers.

Cost of service decreased $31.9 million, or 4.1%, for the nine months ended September 30, 2013 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 37.4% from 34.9% in the prior year period. The increase in cost of service as a percentage of service revenues resulted primarily from a 15.6% decrease in the weighted-average number of customers.

Cost of Equipment

Cost of equipment decreased $6.7 million, or 3.3%, for the three months ended September 30, 2013 compared to the corresponding period of the prior year. This decrease was primarily due to a decrease in the number of devices sold to new and upgrading customers, partially offset by increased uptake of our higher-priced devices as discussed above.

Cost of equipment increased $16.4 million, or 2.6%, for the nine months ended September 30, 2013 compared to the corresponding period of the prior year. This increase was primarily due to increased uptake of our higher-priced devices, partially offset by a decrease in the number of devices sold to new and upgrading customers as discussed above.

Selling and Marketing Expenses

Selling and marketing expenses decreased $18.2 million, or 20.7%, for the three months ended September 30, 2013 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 10.8% from 12.2% in the prior year period. These decreases were largely attributable to our cost reduction initiatives.

Selling and marketing expenses decreased $42.8 million, or 16.4%, for the nine months ended September 30, 2013 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 10.9% from 11.6%. These decreases were largely attributable to our cost reduction initiatives.

General and Administrative Expenses

General and administrative expenses increased $17.0 million, or 19.8%, for the three months ended September 30, 2013 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 15.9% from 11.9% in the prior year period. These increases were largely attributable to expenses incurred in connection with the proposed Merger with AT&T and the decrease in service revenues discussed above.

General and administrative expenses decreased $1.9 million, or 0.7%, for the nine months ended September 30, 2013 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 13.4% from 12.0% in the prior year period, primarily due to the expenses incurred in connection with the proposed Merger with AT&T and the decrease in service revenues discussed above.

Depreciation and Amortization

Depreciation and amortization expense decreased $13.2 million, or 8.2%, for the three months ended September 30, 2013 compared to the corresponding period of the prior year. Depreciation and amortization expense decreased $10.8 million, or 2.3%, for the nine months ended September 30, 2013 compared to the corresponding period of the prior year. The changes in depreciation and amortization expense were driven primarily by reduced levels of capital expenditures and assets reaching the end of their depreciable lives.

Impairments and Other Charges

During the three and nine months ended September 30, 2013, we incurred $8.6 million and $13.6 million in impairments and other charges, respectively, primarily related to write-offs of capitalized amounts that were no longer recoverable, contract termination and lease exit costs.

During the three and nine months ended September 30, 2012, we recorded a liability of approximately $14.8 million, representing severance expenses and related costs to implement our plan to reduce administrative and corporate support costs through a reduction in personnel.

Gain on Sale, Exchange or Disposal of Assets, Net

During the three months ended September 30, 2013, we recognized a gain of $4.2 million in connection with the sale of a wireless license, partially offset by a loss of $2.2 million relating to the disposal of certain property and equipment. During the three months ended September 30, 2012, we recognized a gain of $130.4 million in connection with the sale of various wireless licenses to Cellco Partnership dba Verizon Wireless, or Verizon Wireless, partially offset by a loss of $2.0 million relating to the disposal of certain property and equipment.

During the nine months ended September 30, 2013, we recognized a gain of $4.2 million in connection with the sale of a wireless license, a gain of $6.8 million in connection with the exchange of various wireless licenses with a subsidiary of T-Mobile USA, Inc., or T-Mobile, and Verizon Wireless and a gain of $2.8 million in connection with the sale of various patents. These gains were partially offset by a loss of $5.1 million relating to the disposal of certain property and equipment. During the nine months ended September 30, 2012, we recognized a gain of $130.4 million in connection with the sale of various wireless licenses to Verizon Wireless, partially offset by a loss of $2.8 million relating to the disposal of certain property and equipment.

For more information regarding the spectrum transactions described above, see the discussion below under "Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions."

Non-Operating Items

The following tables summarize non-operating data for our condensed consolidated operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012	Change

Equity in net loss of investees, net	$(8,005)	$(203)	$(7,802)
Interest income	75	62	13
Interest expense	(59,219)	(67,308)	8,089
Income tax benefit (expense)	(9,928)	12,908	(22,836)

	Nine Months Ended September 30,
	2013	2012	Change

Equity in net loss of investees, net	$(7,467)	$(69)	$(7,398)
Interest income	180	119	61
Interest expense	(190,795)	(201,333)	10,538
Loss on extinguishment of debt	(72,988)	—	(72,988)
Income tax expense	(35,058)	(9,365)	(25,693)

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Equity in Net Loss of Investees, Net

Equity in net loss of investees, net reflects our share of losses of certain regional wireless service providers in which we hold investments. Through September 30, 2013, we had made total contributions to these equity method investees of $23.0 million and received dividends from the investments of $18.2 million.

We review our investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be fully recoverable. The Merger Agreement with AT&T requires that we sell our investments in these regional wireless service providers, and in the third quarter of 2013 we commenced a plan to sell those investments. The investments met all of the criteria under the authoritative guidance to be classified as assets held for sale and, therefore, we reclassified the investments to assets held for sale as of September 30, 2013. In doing so, we were required to assess the fair value of the investments and determined that an other-than-temporary impairment existed at September 30, 2013. As a result, we recorded an impairment charge of $6.6 million to reduce the carrying value of our equity method investments to their fair value of $3.1 million at September 30, 2013.

Interest Expense

Interest expense decreased $8.1 million during the three months ended September 30, 2013 compared to the corresponding period of the prior year. The decrease in interest expense primarily resulted from the refinancing in October 2012 of our $300 million in aggregate principal amount of 10% senior notes due 2015 with the $400 million senior secured B term loan facility under the credit agreement we entered into in October 2012, as amended, or the Credit Agreement, and the refinancing in April 2013 of our $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016, or the Secured Notes, with the $1,425 million senior secured C term loan facility under the Credit Agreement, which term loan facilities bear interest at a lower rate, partially offset by a higher principal amount of long-term debt outstanding following such refinancings.

Interest expense decreased $10.5 million during the nine months ended September 30, 2013 compared to the corresponding period of the prior year. The decrease in interest expense primarily resulted from the refinancing in October 2012 of our $300 million aggregate principal amount of 10% senior notes due 2015 with the $400 million senior secured B term loan facility under the Credit Agreement, and the refinancing in April 2013 of the Secured Notes with the $1,425 million senior secured C term loan facility under the Credit Agreement, which term loan facilities bear interest at a lower rate, partially offset by a higher principal amount of long-term debt outstanding following such refinancings.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2013, we recognized a loss on extinguishment of debt of $73.0 million, $72.8 million of which related to the redemption of the Secured Notes and the satisfaction and discharge of the associated indenture in April 2013 and $0.2 million of which related to the purchase of $1.8 million in aggregate principal amount of 4.50% convertible senior notes due 2014 in April 2013.

Income Tax Expense

During the three months ended September 30, 2013, we recorded income tax expense of $9.9 million compared to an income tax benefit of $12.9 million for the three months ended September 30, 2012. The $22.8 million increase in income tax expense was primarily due to a nonrecurring $17.0 million tax benefit associated with the reversal of deferred tax liabilities related to our wireless licenses and from a nonrecurring $7.1 million net tax benefit associated with the reversal of deferred tax liabilities related to our former investment in Savary Island Wireless, LLC, or Savary Island (a former designated entity of Leap). Both nonrecurring items were primarily associated with the sale of various wireless licenses to Verizon Wireless during the three months ended September 30, 2012.

During the nine months ended September 30, 2013, we recorded income tax expense of $35.1 million compared to $9.4 million for the nine months ended September 30, 2012. The $25.7 million increase in income tax expense was primarily due to a nonrecurring $17.0 million tax benefit associated with the reversal of deferred tax liabilities related to our wireless licenses and from a nonrecurring $7.1 million net tax benefit associated with the reversal of deferred tax liabilities related to our former investment in Savary Island. Both nonrecurring items were primarily associated with the sale of various wireless licenses to Verizon Wireless during the nine months ended September 30, 2012.

Unrestricted Subsidiaries

In July 2011, Leap's board of directors designated Cricket Music Holdco, LLC (a wholly-owned subsidiary of Cricket, or Cricket Music) and Cricket Music's wholly-owned subsidiary Muve USA, LLC, or Muve USA, as "Unrestricted Subsidiaries" under the indentures governing our senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as "Unrestricted Subsidiaries" under the Credit Agreement. Cricket Music and Muve USA hold certain hardware, software and intellectual property relating to our Muve Music service. During the three and nine months ended September 30, 2012, Cricket Music, Muve USA and their subsidiaries had no operations or revenues. During the second quarter of 2013, Muve USA and its subsidiaries commenced limited operations providing music distribution services to TIM Celular S.A. in Brazil. During the three months ended September 30, 2013, our unrestricted subsidiaries had revenues and income tax expense of $103,000 and $23,000, respectively. During the nine months ended September 30, 2013, our unrestricted subsidiaries had revenues and income tax expense of $255,000 and $51,000, respectively. Given the lack or limited scope of operations during the relevant periods, the most significant components of the financial position and results of operations of our unrestricted subsidiaries during the three and nine months ended September 30, 2013 and 2012 were property and equipment and depreciation expense. As of September 30, 2013 and December 31, 2012, property and equipment of our unrestricted subsidiaries was $1.6 million and $4.9 million, respectively. As of September 30, 2013, our unrestricted subsidiaries also had $0.7 million, $0.4 million and $0.1 million of current assets, current liabilities and long-term liabilities, respectively. For the three and nine months ended September 30, 2013, depreciation expense of our unrestricted subsidiaries was $1.1 million and $3.4 million, respectively, resulting, in a net loss of $1.0 million and $3.2 million, respectively. For the three and nine months ended September 30, 2012, depreciation expense of our unrestricted subsidiaries was $1.1 million and $3.4 million, respectively, resulting, in a net loss of $1.1 million and $3.4 million, respectively.

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

The following table shows metric information for the three and nine months ended September 30, 2013 and 2012 (unaudited; adjusted OIBDA in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

ARPU	$45.45	$41.94	$44.66	$42.06
CPGA	$319	$310	$335	$269
CCU	$31.64	$24.11	$28.51	$23.85
Churn	4.0%	4.8%	4.0%	4.2%
Adjusted OIBDA	$78,040	$131,627	$347,909	$452,975

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

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (unaudited; in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service revenues	$646,272	$722,022	$2,009,391	$2,247,305
Less pass-through regulatory fees and telecommunications taxes	(614)	(1,476)	(2,243)	(8,291)
Total service revenues used in the calculation of ARPU	645,658	720,546	2,007,148	2,239,014
Weighted-average number of customers	4,734,846	5,727,212	4,993,461	5,914,895
ARPU	$45.45	$41.94	$44.66	$42.06

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (unaudited; in thousands, except gross customer additions and CPGA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Selling and marketing expense	$69,868	$88,111	$218,103	$260,912
Less share-based compensation (expense) benefit included in selling and marketing expense	(270)	300	(592)	(339)
Plus cost of equipment	197,150	203,846	639,776	623,366
Less equipment revenue	(47,720)	(51,950)	(206,002)	(139,058)
Less net loss on equipment transactions and third-party commissions unrelated to customer acquisition	(100,772)	(65,611)	(273,229)	(228,640)
Total costs used in the calculation of CPGA	$118,256	$174,696	$378,056	$516,241
Gross customer additions	370,971	563,459	1,127,918	1,915,726
CPGA	$319	$310	$335	$269

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (unaudited; in thousands, except weighted-average number of customers and CCU):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cost of service	$252,144	$266,401	$752,373	$784,267
Plus general and administrative expense	103,014	85,997	268,641	270,588
Less share-based compensation expense included in cost of service and general and administrative expense	(5,954)	(2,310)	(10,817)	(5,406)
Plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition	100,772	65,611	273,229	228,640
Less pass-through regulatory fees and telecommunications taxes	(614)	(1,476)	(2,243)	(8,291)
Total costs used in the calculation of CCU	$449,362	$414,223	$1,281,183	$1,269,798
Weighted-average number of customers	4,734,846	5,727,212	4,993,461	5,914,895
CCU	$31.64	$24.11	$28.51	$23.85

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (unaudited; in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating income (loss)	$(83,383)	$81,409	$(120,292)	$97,195
Plus depreciation and amortization	148,630	161,821	452,059	462,847
OIBDA	$65,247	$243,230	$331,767	$560,042
Less gain on sale, exchange or disposal of assets, net	(2,039)	(128,366)	(8,897)	(127,565)
Plus impairments and other charges	8,608	14,753	13,630	14,753
Plus share-based compensation expense	6,224	2,010	11,409	5,745
Adjusted OIBDA	$78,040	$131,627	$347,909	$452,975

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $909.2 million in unrestricted cash, cash equivalents and short-term investments as of September 30, 2013. We generated $71.7 million of net cash from operating activities during the nine months ended September 30, 2013 and expect cash generated from operations to continue to be a significant source of liquidity. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the operating and capital requirements for our current business operations and current investment initiatives until at least mid-2015. We expect to complete our proposed Merger transaction with AT&T no later than mid-2014.

Our current investment initiatives include the ongoing maintenance, development and enhancement of our network and other business assets, including improving the 3G and LTE network coverage and capacity in existing markets. To date, we have covered approximately 21 million POPs with next-generation LTE network technology. However, given the significant decrease in the size of our customer base in recent quarters, our high level of indebtedness and the high cost of LTE deployment, we have generally determined not to deploy LTE network technology in additional markets at this time.

We intend to be disciplined as we consider investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications services. Total capital expenditures for 2013 are expected to be between $125 million and $150 million. For additional information regarding our projected capital expenditures for the next several years, see the discussion below under "— Capital Expenditures, Significant Acquisitions and Other Transactions."

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

We determine our future capital and operating requirements and liquidity based upon our current and projected financial and operating performance, the scope of our investment initiatives and the extent of our contractual commitments. The evolving competitive landscape has negatively impacted our financial and operating results in recent quarters, as evidenced by a 25% reduction in the total number of our customers between March 31, 2012 and September 30, 2013. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors, to provide LTE-based services and meet increasing customer demand for high data throughput speeds, and to keep our costs low. If our proposed Merger transaction with AT&T is not completed as expected, and if we are unable to successfully respond to the competitive environment and we continue to lose customers at our current pace, we project that we will need to generate additional capital resources by mid-2015. Under such circumstances, we expect that we would seek to increase our liquidity prior to that time, for example, by significantly reducing operating activities and associated operating expenses and significantly delaying or reducing capital expenditures. In addition, we could seek to increase our liquidity through other actions, including selling assets, including spectrum not currently utilized in our business operations or other business assets, or pursuing other capital or credit markets activities. There are a number of risks and uncertainties (including those set forth in "Part II - Item 1A. Risk Factors" of this report) that could cause our financial and operating results and capital or liquidity requirements to differ materially from our projections. In particular, the evolving competitive landscape may result in more competitive pricing, higher costs, lower customer additions and higher customer turnover than we project, any of which results or actions could materially adversely impact our capital requirements and require that we generate additional capital resources sooner than we currently project.

We had $3,634.6 million in senior indebtedness outstanding as of September 30, 2013, which was comprised of $248 million in aggregate principal amount of 4.50% convertible senior notes due 2014, $1,600 million in aggregate principal amount of 7.75% senior notes due 2020, and $1,818 million in aggregate principal amount of term loan borrowings outstanding under our Credit Agreement. We may from time to time seek to purchase outstanding 4.50% convertible senior notes due 2014 through open-market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on the consent of AT&T, prevailing market conditions, our liquidity requirements and other factors.

Our significant outstanding indebtedness requires us to take actions to monitor and address potential risks in our business that could materially affect our financial condition and performance. For example, in connection with our financial planning process and capital raising activities, we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under our Credit Agreement and the indenture governing Cricket's senior notes. In addition, because borrowings under our Credit Agreement bear interest at a floating rate, we review changes and trends in interest rates to evaluate possible hedging activities we could implement, to the extent permitted by the Merger Agreement. Given our existing unrestricted cash, cash equivalents and short-term investments, our expected cash generated from operations and the various actions we could take, if necessary, to increase our liquidity as described above, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $138.8 million, or 65.9%, for the nine months ended September 30, 2013 compared to the corresponding period of the prior year. This decrease was primarily attributable to the increase in our operating loss and changes in working capital.

Investing Activities

Net cash used in investing activities was $282.8 million during the nine months ended September 30, 2013, which included the effects of the following transactions:

•	We purchased $96.7 million of property and equipment for the ongoing maintenance, development and enhancement of our network and other business assets.

•	We made investment purchases of $509.2 million, offset by sales or maturities of investments of $322.8 million.

Financing Activities

Net cash provided by financing activities was $259.1 million for the nine months ended September 30, 2013, which included the effects of the following transactions:

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

•	We made $28.2 million in distributions and loans to our joint venture partner.

•	We paid $15.8 million in debt issuance costs in connection with the borrowing of senior secured C term loans under our Credit Agreement.

•	We repaid $6.6 million of the senior secured term loans under our Credit Agreement.

•	We made $5.3 million of capital lease payments.

•	We received $2.4 million from the issuance of common stock.

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

On March 8, 2013, Cricket amended the Credit Agreement to provide for an incremental $1,425 million senior secured C term loan facility, which was fully drawn on April 15, 2013 and matures in March 2020. C term loan borrowings under the Credit Agreement must be repaid in 26 quarterly installments of $3.6 million each, which commenced on September 30, 2013, followed by a final installment of $1,332.4 million at maturity. Approximately $1,185 million of the net proceeds from the C term loan facility were used to fund the redemption of all of the Secured Notes (including accrued interest), as more fully described below. Remaining net proceeds may be used for general corporate purposes.

As of September 30, 2013, we had $1,818 million in outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate, or LIBOR, plus 3.50% (subject to a

LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At September 30, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.8%.

Borrowings under the Credit Agreement are guaranteed by Leap and each of its existing and future wholly-owned domestic subsidiaries (other than Cricket, which is the borrower) that guarantees any indebtedness of Leap, Cricket or any subsidiary guarantor or that constitutes a "significant subsidiary" as defined in Regulation S-X under the Securities Act of 1933, as amended (subject to certain exceptions).

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

Cricket has the right to prepay borrowings under the Credit Agreement, in whole or in part, at any time without premium or penalty, except that prepayments of C term loans in connection with a repricing transaction occurring on or prior to March 8, 2014 are subject to a prepayment premium of 1.00% of the principal amount of the borrowings so prepaid.

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

The Credit Agreement also provides for an event of default upon the occurrence of a change of control, which is defined to include the acquisition of beneficial ownership of 35% or more of Leap's equity securities (except for a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. The change in control resulting from the Merger would not constitute a "change of control" as defined in the Credit Agreement because immediately after the transaction Leap would be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock. If the indebtedness under the Credit Agreement was accelerated prior to maturity as a result of such change of control, this would give rise to an event of default under the indentures governing our senior notes and convertible notes.

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On April 15, 2013, in connection with Cricket's borrowing of C term loans under the Credit Agreement, Cricket issued a notice of redemption to redeem all of the Secured Notes in accordance with the optional redemption provisions governing the notes at a redemption price of 103.875% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date of May 15, 2013. Also on April 15, 2013, Cricket deposited approximately $1,185 million with the trustee for the Secured Notes to fund the redemption price (including accrued interest) and the indenture governing the Secured Notes was satisfied and discharged in accordance with its terms. As a result of this redemption, we recognized a loss on extinguishment of debt of $72.8 million during the nine months ended September 30, 2013, which was comprised of $42.6 million in redemption premium, $22.0 million in unamortized debt discount and $8.2 million in unamortized debt issuance costs.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% senior notes due

2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds we received in connection with the issuance of the additional notes was recorded in long-term debt, net in the condensed consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At September 30, 2013, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.85% and 7.80%, respectively, both of which include the effect of the discount accretion.

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

If a "change of control" occurs (which is defined to include the acquisition of beneficial ownership of 35% or more of Leap's equity securities (except for a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date. The change in control resulting from the Merger would not constitute a "change of control" as defined in the indenture governing the notes because immediately after such transaction Leap would be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock.

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

Fair Value of Financial Instruments and Non-Financial Assets

As more fully described in Note 6 to our condensed consolidated financial statements included in "Part I — Item 1. Financial Statements" of this report, we apply the authoritative guidance for fair value measurements to our assets and liabilities. The guidance defines fair value as an exit price, which is the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. We did not have any Level 3 assets or liabilities as of September 30, 2013 or December 31, 2012, other than financial and non-financial assets measured at fair value on a non-recurring basis.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the nine months ended September 30, 2013, we incurred $96.7 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance, development and enhancement of our network and other business assets.

Total capital expenditures for 2013 are expected to be between $125 million and $150 million. These capital expenditures are primarily expected to support the ongoing maintenance, development and enhancement of our network and other business assets.

We are generally targeting annual capital expenditures over the next several years of approximately 10% of annual service revenues to support the ongoing maintenance, development and enhancement of our network and other business assets (including capital expenditures relating to next-generation LTE network technology deployed in existing markets). The actual amount of capital expenditures we spend in future years for these purposes may vary as a result of numerous factors, including our then-available capital resources and customer usage of our network resources.

We continue to enhance our network to allow us to provide customers with high-quality service by improving the 3G and LTE network coverage and capacity in existing markets. To date, we have covered approximately 21 million POPs with LTE. However, given the significant decrease in the size of our customer base in recent quarters, our high level of indebtedness and the high cost of LTE deployment, we have generally determined not to deploy LTE network technology in additional markets at this time.

Other Transactions

On September 24, 2013, we completed the sale of our 10 MHz PCS wireless license in Biloxi, Mississippi to Cellular South Licenses, LLC for $6.0 million. The wireless license sold had a carrying value of $1.8 million and we recognized a gain of $4.2 million in connection with the sale.

On March 25, 2013, we completed an intra-market license exchange with T-Mobile and Verizon Wireless involving various markets in Philadelphia, Wilmington and Atlantic City. The licenses involved in the exchange had a carrying value of $136.2 million and we recognized a gain of $6.8 million in connection with the transaction.

On August 28, 2012, we acquired 12 MHz of 700 MHz A block spectrum in Chicago from Verizon Wireless for $204 million and we and Savary Island sold to Verizon Wireless excess PCS and AWS spectrum in various market across the U.S. for $360 million. We recognized a net gain of $130.4 million in connection with these transactions.

iPhone Purchase Commitment
In May 2012, we entered into a three-year iPhone purchase commitment with Apple. The commitment began upon our launch of sales of the iPhone in June 2012. Based on our current handset purchase and sales mix and current iPhone device pricing, we estimate that the commitment would require us to purchase approximately $800 million of iPhones, with annual commitments during the three-year period that increase moderately in the second and third years. We project that the minimum number of iPhones that we are required to purchase from Apple over the term of the commitment would represent 10% or less of the total number of handsets we expect to sell to new and upgrading customers over the period of the commitment and for approximately 12 to 18 months thereafter. The actual amount that we spend and the number of devices that we purchase over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device, future costs for the device, the success of our marketing and advertising efforts, customer demand for devices offered by other manufacturers and other factors.
We purchased approximately one-half of our first-year minimum purchase commitment through June 2013, which purchases were approximately $100 million below our first-year minimum purchase commitment. At that purchase rate, our iPhone purchases for the second year would be approximately $150 million below our second-year minimum purchase commitment and our purchases for the third year would be approximately $200 million below our third-year minimum purchase commitment. Due to our efforts to expand sales volume for the iPhone, we have not been required to purchase additional handsets to meet our first-year minimum purchase commitment. Similar to other carriers, our iPhone purchase rate slowed during the second year in advance of Apple’s recent launch of new devices. However, we continue to believe that we will be able to increase our current iPhone sales rate and purchase and sell the total required number of devices over the three-year period of the commitment and for a subsequent inventory sell-through period of 12 to 18 months. During the third quarter of 2013, we introduced new device financing programs and we are continuing to work with Apple to increase our advertising and promotional programs to increase awareness of our iPhone offering. In addition, Apple recently released an AWS-compatible version of the iPhone, which we began offering in late October 2013 in additional markets where we did not previously sell the iPhone, which markets represent approximately 40% of our covered POPs. We may also seek to amend the requirements under, or extend the term of, the purchase commitment, although our current capital and liquidity projections do not assume that such a modification will occur.
Wholesale Agreement

In August 2010, we entered into a wholesale agreement with an affiliate of Sprint, which we use to offer Cricket services in a limited number of nationwide retailers outside of our current network footprint. The initial term of the wholesale agreement runs until December 31, 2015, and automatically renews for successive one-year periods unless either party provides 180-day advance notice to the other. Under the agreement, we pay Sprint a specified amount per month for each subscriber activated on its network, subject to periodic market-based adjustments. We have agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. We entered into an amendment to the wholesale agreement in February 2013 to enable us to purchase 4G LTE services. In addition, under the amendment, we can credit up to $162 million of revenue we provide Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue we provide to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent our revenues were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

In addition, in the event we are involved in a change-of-control transaction with another facilities-based wireless carrier with annual revenues of at least $500 million in the fiscal year preceding the date of the change of control agreement (other than T-Mobile US, Inc., as successor to MetroPCS Communications, Inc., or its affiliates (which we refer to as T-Mobile US)), either we (or our successor in interest) or Sprint may terminate the wholesale agreement within 60 days following the closing of such a transaction. In connection with any such termination, we (or our successor in interest) would be required to pay to Sprint a specified percentage of the remaining aggregate minimum purchase commitment, with the percentage to be paid depending on the year in which the change of control agreement was entered into, being 20% for any such agreement entered into in 2013 and 10% for any such agreement entered into in 2014 or 2015. This termination right would be triggered by the Merger, if consummated.

In the event that we are involved in a change-of-control transaction with T-Mobile US during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum purchase commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof. In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint's successor-in-interest.

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

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the nine months ended September 30, 2013 and for the year ended December 31, 2012, we recorded a net accretion expense of $27.1 million and a net accretion benefit of $0.7 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value. The net accretion expense for the nine months ended September 30, 2013 has been calculated using a Leap enterprise value-to-revenue multiple based on a share price of $15.71 per share of Leap common stock, which was the trailing average share price for the ten trading days ended on September 30, 2013.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $25.9 million and $8.3 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the nine months ended September 30, 2013. During the nine months ended September 30, 2012, STX Wireless made pro-rata tax distributions of $9.1 million and $3.0 million to Cricket and Pocket, respectively. We recorded the tax distributions to Pocket as adjustments to additional paid-in-capital in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

During the nine months ended September 30, 2012, STX Wireless made optional pro-rata cash distributions of $50.7 million and $16.2 million to Cricket and Pocket, respectively. During the nine months ended September 30, 2013. STX Wireless made optional pro-rata cash distributions of $41.7 million and $13.3 million to Cricket and Pocket, respectively. Under the STX LLC Agreement, optional distributions to Pocket (plus an annual return, as discussed above), reduce the purchase price payable to Pocket in the event of a put, call or mandatory buyout following a change of control of Leap.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of September 30, 2013 and December 31, 2012, Pocket had $15.4 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the condensed consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the condensed consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the net accretion (expense) benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $69.7 million and $64.5 million as of September 30, 2013 and December 31, 2012, respectively.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our senior notes and convertible senior notes bear interest at fixed rates and, accordingly, our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Agreement. As of September 30, 2013, we had $1,818 million in principal amount of outstanding borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest at LIBOR plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. Our primary interest rate under the Credit Agreement is LIBOR plus 3.50%. At September 30, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.8%. Assuming the current outstanding balance of $1,818 million in principal amount under the Credit Agreement remained constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, by $18.2 million.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2013, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2013.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Remediation Initiatives

As of the date of this report, a new control has been designed and implemented. This control includes summarizing and reviewing data from system reporting that has been developed and tested to appropriately identify capital expenditure invoices that remain in trade accounts payable at each balance sheet date and validating that such adjustment is made to the statement of cash flows.

We believe that the action described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in a variety of legal proceedings, including lawsuits, claims, investigations and other proceedings concerning intellectual property, commercial disputes, business practices and other matters. Over the past several years, we have become subject to an increased number of these proceedings, including disputes alleging intellectual property infringement. These matters may seek monetary damages and other relief.

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

Merger-Related Litigation

On July 15, 2013, following the announcement of the Merger, a lawsuit was filed in the Delaware Court of Chancery challenging the proposed Merger. The action is captioned Booth Family Trust v. Leap Wireless International, Inc. et al., C.A. No. 8730-VCN. It is a putative class action filed on behalf of purported stockholders of Leap, and it names Leap and its directors as defendants. The complaint alleges that the directors of Leap breached their fiduciary duties to Leap stockholders by engaging in a flawed sales process, by agreeing to sell Leap for inadequate consideration and by agreeing to improper deal protection terms in the Merger Agreement. The complaint seeks, among other relief, declaratory and injunctive relief against the Merger and costs and fees.

On July 19, 2013, July 24, 2013 and July 26, 2013, additional lawsuits were filed in the Superior Court of the State of California, County of San Diego challenging the proposed Merger. The action filed on July 19, 2013 is captioned John Kim v. Leap Wireless International, Inc. et al., Case No. 37-2013-00058491-CU-BT-CTL; the actions filed on July 24, 2013 are captioned Wesley Decker v. Leap Wireless International, Inc. et al, Case No. 37-2013-00059095-CU-SL-CTL and Roxane Andrews v. Leap Wireless International, Inc. et al, Case No. 37-2013-00059141-CU-BT-CTL; and the action filed on July 26, 2013 is captioned Joseph Marino v. Leap Wireless International Inc. et al, Case No. 37-2013-00059565-CU-BT-CTL. Each lawsuit is a putative class action filed on behalf of purported stockholders of Leap and names Leap, its directors as well as AT&T and Merger Sub as defendants. The California complaints allege that Leap and its directors breached their fiduciary duties to Leap stockholders, and that AT&T and Merger Sub aided and abetted such breaches, by agreeing to improper deal protection terms in the Merger Agreement. The Decker, Andrews and Marino complaints further allege that Leap and its directors breached their fiduciary duties, and that AT&T and Merger Sub aided and abetted such breaches, by engaging in a flawed sales process and by agreeing to sell Leap for inadequate consideration. The Kim complaint seeks, among other relief, declaratory and injunctive relief against the Merger, imposition of a constructive trust and costs and fees. The Decker, Andrews and Marino complaints seek, among other relief, declaratory and injunctive relief against the Merger and costs and fees.

On August 15, 2013, the Superior Court of the State of California entered an order consolidating the four California actions under the caption In re Leap Wireless International, Inc. Shareholder Litigation, Lead Case No. 37-2013-00058491-CU-BT-CTL. On August 19, 2013, plaintiffs in the consolidated Superior Court action filed a consolidated amended complaint against Leap, its directors, AT&T, and Merger Sub. Generally, the complaint alleges that the Leap directors breached fiduciary duties by agreeing to the Merger Agreement for insufficient consideration, on improper terms, and with inadequate disclosure, and it alleges that these purported breaches were aided by AT&T and Merger Sub. The complaint seeks, among other relief, an injunction against the proposed Merger and damages.

On August 30, 2013, the Delaware Court of Chancery entered an order staying the Delaware action pending resolution of the consolidated action in California.

On October 17, 2013, following stipulated expedited discovery and negotiations among counsel to the parties, the parties entered into a memorandum of understanding regarding the settlement of putative class actions, or the MOU. Although the defendants believe that no further disclosure is required to supplement the proxy statement for the Merger and deny that they acted improperly and that the process by which the proposed transaction was negotiated or is being executed was or is insufficient in any way, the defendants agreed to enter into the MOU to avoid the risk that the putative stockholder class actions may delay or otherwise adversely affect the consummation of the Merger and to minimize the expense of defending such actions. Pursuant to the MOU Leap agreed to make certain supplemental disclosures related to the Merger. In addition, AT&T agreed to forbear from asserting its right to prevent termination of the voting agreement, dated July 12, 2013, among Leap, AT&T and affiliates of MHR Fund Management LLC, or MHR, if a "Change of Recommendation" (as defined in the Merger Agreement) was made by Leap as a result of a "Superior Proposal" (as defined in the Merger Agreement) as permitted by Section 6.2(f)(i) of the Merger Agreement, and to forbear from asserting its right to prevent a Change of Recommendation by Leap under Sections 6.2(f)(ii)(A), (B), (C), and (E) of the Merger Agreement.

The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including completion of the Merger and court approval following notice to Leap’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Superior Court of the State of California, County of San Diego will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement and the transactions contemplated thereby, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Superior Court of the State of California, County of San Diego for an award of attorneys’ fees and expenses to be paid by Leap, its successor, or its insurer. The MOU also contemplates that Leap, its successor, or its insurer will pay or cause to be paid any attorneys’ fees and expenses, in an amount up to $990,000, awarded by the Superior Court of the State of California, County of San Diego.

There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Superior Court of the State of California, County of San Diego will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated. In the event that the parties do not enter into a stipulation of settlement or the MOU is terminated, the outcome of these lawsuits would be uncertain. An adverse monetary judgment could have a material adverse effect on the operations and liquidity of Leap, a preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. Leap believes these lawsuits are meritless.

Other Litigation

We are party to a civil action brought in June 2012 in the United States District Court for the Southern District of California by M Seven System Limited, or M Seven, against Cricket, a third-party handset design firm and two employees of that design firm (one of whom is a former employee of ours). M Seven alleges that Cricket, the third-party firm and its employees engaged in trade secret misappropriation, copyright infringement and violations of the Digital Millennium Copyright Act, or DMCA, in the design and distribution of the handsets. M Seven seeks compensatory damages in the form of lost profits or a reasonable royalty, disgorgement of defendants' profits, statutory damages, exemplary and/or punitive damages, pre- and post-judgment interest, attorneys' fees and costs and injunctive relief. On October 8, 2013, the District Court set a final pretrial conference of February 27, 2015, with a trial date to follow thereafter. M Seven previously filed civil and criminal actions in South Korea with similar allegations against our former employee, the handset design firm and its subcontractors. The handset design firm and its subcontractors were found liable in the civil matter and the subcontractors were found liable in the criminal action in South Korea. We, however, were not party to those actions and those judgments are not binding upon us or the District Court in the current matter.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described under "Part I - Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 25, 2013 (as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on October 28, 2013), as amended and supplemented by the Risk Factors described under "Part II - Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 2, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013 (each as amended by Amendments No. 1 to Quarterly Reports on Form 10-Q/A filed with the SEC on October 28, 2013), other than:

•
The addition of a risk factor entitled "Our 700 MHz A Block License in Chicago Is Subject to Interference and Interoperability Issues, Which Could Delay or Impede the Realization of Value of the CVRs for Leap Stockholders or,

if the Merger Is Not Consummated, Our Ability to Expand Our Service Capacity in the Chicago Market," which provides a more detailed discussion of the previously disclosed risks related to our 700 MHz A block license.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $160.5 million and $426.4 million for the three and nine months ended September 30, 2013, respectively, and net losses of $187.3 million, $317.7 million, and $785.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful enhancement of our distribution channels, and on customer acceptance of our Cricket product and service offerings. If we fail to attract and retain additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

Our Strategic Plans Require that We Retain and Grow Our Current Customer Base; Our Failure to Do So Would Negatively Affect Our Business Plans and Financial Outlook.

We have experienced a 25% reduction in the total number of our customers between March 31, 2012 and September 30, 2013. In addition, our growth has varied substantially in the past. We believe that our recent customer losses and the uneven growth we have experienced generally reflect increased and intensified competition in the wireless telecommunications market, increasing customer demand for the high data throughput speeds available on 4G LTE networks, promotional activity, seasonal trends in customer activity and varying national economic conditions. Our long-term business plans assume that we will increase our customer base, providing us with increased economies of scale. Our ability to grow our customer base and to achieve increased customer penetration levels in our markets is subject to a number of risks, including, among other things, increased competition, our inability to manage or increase our network capacity or service offerings to meet increasing customer demand, the LTE technology deployment alternatives available to us, the defection of third-party dealers and distributors to competitors, promotional or retention activities that do not perform as expected, device quality, availability and selection issues, inventory shortages, device pricing, unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base), our inability to successfully enhance our distribution channels, billing or other system or service disruptions, adverse changes in the legislative and regulatory environment and other factors that may limit our ability to grow our customer base. Our strategic plans depend heavily upon the efforts of our authorized dealers, distributors and national retail partners, which together constitute the significant majority of our sales and distribution presence. If we are unable to offer customers compelling products and services, we could lose distribution partners. If we continue to lose customers or are unable to attract and retain a growing customer base, that failure could have a material adverse effect on our business, financial condition and results of operations.

The Operation of Our Business Requires a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control.

Our business requires that we generate a significant amount of cash flow from operations to fund ongoing liquidity requirements, including payments on our indebtedness. Our ability to generate cash flow from operations is subject to our operational performance and to general competitive, economic, financial, legislative, regulatory and other factors that are beyond our control. Our service revenues have declined in recent quarters, primarily due to our net customer losses. We cannot assure you that our business will generate sufficient cash flow from operations to fund our ongoing liquidity needs. If cash flow from operations is insufficient, we may be required to take actions, such as significantly delaying or reducing capital expenditures, attempting to restructure or refinance our indebtedness prior to maturity, significantly reducing operating activities and associated operating expenses, selling assets, including spectrum not currently utilized in our business operations or other business assets, or seeking additional capital. Any or all of these actions may be insufficient to allow us to fund our liquidity needs. Further, we may be unable to take any of these actions on commercially reasonable terms or at all. In addition, our ability to undertake these actions may be restricted by the terms of the Merger Agreement unless consented to by AT&T.

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

Many of our competitors have greater advantages of scale, larger spectrum holdings, larger network footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources, greater name and brand recognition and established relationships with a larger base of current and potential customers. Many of our competitors also offer LTE services over a significantly larger geographic area than we do, enabling them to better meet increasing customer demand for higher data throughput speeds to support mobile applications and mobile broadband use. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide; to offer the latest and most popular devices through exclusive vendor arrangements; to offer lower out-the-door pricing for smartphone devices by locking customers into two-year contracts; to market to broader customer segments and offer service over larger geographic areas than we can; to offer bundled service offerings that include landline phone, television and internet services that we are not able to duplicate; to better attract and retain third-party dealers and distributors; and to purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, any restriction on our ability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. In addition, further industry consolidation may result in vendors and suppliers devoting an increasing percentage of their time and resources to assisting larger wireless companies or terminating relationships with us. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services. These competitive pressures have continued to increase and intensify with recent market consolidation and other strategic transactions, including Verizon Wireless' acquisition of significant amounts of spectrum from SpectrumCo in August 2012, the combination of T-Mobile and MetroPCS in April 2013 and the acquisition by Softbank of an approximately 70% ownership position in Sprint in July 2013. In particular, we have been experiencing increased competition in many of our core Cricket markets from nationwide carriers increasingly targeting the prepaid segment, including from T-Mobile's nationwide expansion of the MetroPCS prepaid brand utilizing the T-Mobile 4G LTE network.

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

The evolving competitive landscape has negatively impacted our financial and operating results in recent years, as evidenced by a 25% reduction in the total number of our customers between March 31, 2012 and September 30, 2013. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors, to provide LTE-based services and meet increasing customer demand for high data throughput speeds, and to keep our costs low. The extent to which these initiatives will positively impact our future financial and operational results will depend upon our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings and our ability to retain and expand our customer base. The evolving competitive landscape may result in more competitive pricing, higher costs, lower customer additions and higher customer turnover than we project. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

The Wireless Industry Is Experiencing Rapid Technological Change; Many of Our Facilities-Based Competitors Have Deployed Next-Generation LTE Technology Across a Substantial Portion of Their Network Footprint.

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

Deployment of LTE through facilities-based coverage requires significant capital investment. Capital expenditures for the deployment of LTE are currently anticipated to be less than $10 per covered POP. In addition, we may have unanticipated or unforeseen costs in connection with the deployment of LTE and the maintenance of our network. To date, we have covered approximately 21 million POPs in our network footprint with LTE technology. However, given the significant decrease in the size of our customer base in recent quarters, our high level of indebtedness and the high cost of LTE deployment, we have generally determined not to deploy LTE network technology in additional markets at this time.

If we decide to pursue further facilities-based coverage in the future, we expect that we would likely be required over time to acquire or access additional spectrum or take other actions to enable us to provide LTE at service levels that would meet future customer expectations. We currently own an average of 23 MHz of spectrum capacity in the markets we operate, which generally includes an initial spectrum reserve that we could use to deploy LTE network technology. The national wireless carriers against which we compete generally have greater spectrum capacity than we do in the markets in which we would launch LTE. Because the efficiency of an LTE network and the peak speeds that it can deliver depend upon the amount of contiguous spectrum that is available, competitors who have access to more spectrum than we do are likely to offer faster speeds for their next-generation services and operate those networks more efficiently than we could. As a result, we may be required to take various actions to meet consumer demand, including acquiring additional spectrum, entering into third-party wholesale or roaming arrangements, leasing additional cell sites, spending additional capital to deploy equipment or other actions. We cannot assure you that we would be able to take any of these actions at reasonable costs, on a timely basis or at all.

We recently entered into a nationwide roaming agreement for LTE services. In addition, we amended our wholesale agreement to enable us to purchase LTE services. We cannot guarantee that we will be able to maintain or renew these arrangements or enter into additional agreements on a cost-effective basis. There are also risks that other wireless carriers on whose networks our customers roam may change their technology to other technologies or pursue standards that are incompatible with ours. If these risks materialize, our business, financial condition and results of operations could be materially adversely affected.

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

iPhone Purchase Commitment
In May 2012, we entered into a three-year iPhone purchase commitment with Apple. The commitment began upon our launch of sales of the iPhone in June 2012. Based on our current handset purchase and sales mix and current iPhone device pricing, we estimate that the commitment would require us to purchase approximately $800 million of iPhones, with annual commitments during the three-year period that increase moderately in the second and third years. We project that the minimum number of iPhones that we are required to purchase from Apple over the term of the commitment would represent 10% or less of the total number of handsets we expect to sell to new and upgrading customers over the period of the commitment and for approximately 12 to 18 months thereafter. The actual amount that we spend and the number of devices that we purchase over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device, future costs for the device, the success of our marketing and advertising efforts, customer demand for devices offered by other manufacturers and other factors.
We purchased approximately one-half of our first-year minimum purchase commitment through June 2013, which purchases were approximately $100 million below our first-year minimum purchase commitment. At that purchase rate, our iPhone purchases for the second year would be approximately $150 million below our second-year minimum purchase commitment and our purchases for the third year would be approximately $200 million below our third-year minimum purchase commitment. Due to our efforts to expand sales volume for the iPhone, we have not been required to purchase additional handsets to meet our first-year minimum purchase commitment. If we were required to meet the annual minimum commitment in any year of the contract term and we were unable to sell such additional devices at the rates and prices we project, such shortfall could have a material adverse impact on our business, results of operations and financial condition.
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

Other Agreements
Other agreements that we have entered into with significant purchase commitments include our agreements with music content providers that require us to purchase certain minimum amounts of content for our Muve Music service. We may enter into additional agreements with vendors with significant purchase commitments in the future to enable us to offer enhanced products and services or to obtain more favorable overall purchasing terms and conditions.

There are numerous risks and uncertainties that could impact our ability to realize the expected benefits from these arrangements or any new ones we may enter into. We cannot guarantee that customers will accept our products and service offerings at the levels we expect, that prices will not decline to levels below what we have negotiated to pay or that we will be able to satisfy any purchase commitments. Since introducing our products in nationwide retailers in September 2011, our MVNO offering has fallen short of expectations. As a result, we significantly reduced the number of locations in which we offer our products in the nationwide retail channel from approximately 13,000 locations at June 30, 2012 to approximately 5,000 locations at March 31, 2013, which may impact our sales volumes and therefore the amount of services we may purchase under the wholesale agreement. Furthermore, we cannot guarantee that we will be able to renew these agreements or any future agreement on terms that will be acceptable to us. If we are unable to attract new wireless customers and sell our products and services at the levels we expect, our ability to derive benefits from these agreements or any future agreement we enter into could be limited, which could materially adversely affect our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us from Fulfilling Our Obligations. We May Be Unable to Refinance Our Indebtedness Prior to Maturity.

We have now and will continue to have a significant amount of indebtedness. As of September 30, 2013, our total outstanding principal amount of indebtedness was $3,666.6 million, including $1,818.4 million in aggregate principal amount of outstanding borrowings under the Credit Agreement, $248.2 million in aggregate principal amount of 4.50% convertible senior notes due 2014 and $1,600.0 million in aggregate principal amount of 7.75% senior notes due 2020.

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

In addition, we cannot guarantee that we will be able to repay or refinance all or any portion of our indebtedness prior to its maturity. If we are unable to repay or refinance our indebtedness as planned, we will likely be required to take additional actions to generate liquidity such as significantly delaying or reducing capital expenditures, significantly reducing operating activities and associated operating expenses, selling assets, including spectrum not currently utilized in our business operations and other business assets, or seeking additional equity capital. There can be no assurance, however, that we will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

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

Our Credit Agreement also provides for an event of default upon the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap's equity securities (except for a transaction where immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock), a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap's board of directors that is not approved by the board. In addition, under the indentures governing our senior notes and convertible senior notes, if certain "change of control" events occur, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. The change in control resulting from the Merger would not constitute a "change of control" under our Credit Agreement or the indenture governing the notes because immediately after such transaction Leap will be a wholly-owned subsidiary of a person of which no person or group is the beneficial owner of 35% or more of such person's voting stock. However, the Merger, if consummated, would trigger the right of holders of Leap's 4.50% convertible senior notes due 2014 to require Leap to repurchase holders' notes at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

We May Be Unable to Obtain or Maintain the Roaming and Wholesale Services We Need From Other Carriers to Remain Competitive.

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming and wholesale services to us. We currently rely on roaming agreements with one key carrier for our voice roaming and 3G and 4G data roaming services. We have also entered into a wholesale agreement, which we use to offer Cricket services in nationwide retailers outside of our current network footprint, and we amended that agreement to enable us to purchase 4G LTE services. Most of our roaming agreements cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some carriers are higher than the rates they charge to certain other roaming partners.

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

Our network and information technology (IT) infrastructure and the infrastructure of our vendors (including systems supporting service activation, billing, point of sale, inventory management, customer care and financial reporting) are vulnerable to damage and disruption from technology failures, power surges or outages, system or equipment failures, natural disasters, fires, human error, hacking and cyber attacks, computer viruses, terrorism, intentional wrongdoing and similar events. In particular, cyber attacks on companies, including our company, have increased in frequency, scope and potential harm in recent years. Any such failure, damage or disruption could affect the quality of our services, cause network service interruptions and result in material remediation costs, litigation, higher churn, reduced revenue, increased costs and lost market share. Unauthorized access to or use of customer or account information, including credit card or other personal data, could also result in harm to our customers and legal actions against us, and could damage our reputation. In addition, earthquakes, floods, hurricanes, fires and other unforeseen natural disasters or events could materially disrupt our business operations or the provision of Cricket service in one or more markets. In the past, our operations in certain markets have been adversely affected by hurricanes and related weather systems. Costs we incur to restore, repair or replace our network or IT infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use and other security breaches, may be substantial and increase our cost of providing service. Any failure in, damage to or disruption of our or our vendors' network and IT infrastructure could also materially impact our ability to timely and accurately record, process and report information important to our business. While we maintain insurance coverage for some of the above events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. If any of the above events were to occur, we could experience higher churn, reduced revenues, increased costs and reputational harm, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

The implementation of significant new systems often involves delays and disruptions in connection with the transition to and operation of the new systems. From time to time after the launch of our customer billing system in the second quarter of 2011, we experienced intermittent disruptions with certain aspects of the system, which limited our ability to activate new customers and to provide account services to current customers. We believe that these system issues had the effect of reducing our gross customer additions and increasing churn. Although we believe that we largely identified and remedied the causes of these disruptions, we still experience intermittent outages with our customer billing system from time to time and we cannot assure you that we will not experience additional disruptions in the future. Future significant difficulties in operating our customer billing system or other new systems could materially impact our ability to attract and retain customers or to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience decreased gross customer additions, higher churn, reduced revenues and increased costs or could suffer material weaknesses in our internal control over financial reporting, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

We Use Equipment, Software, Technology and Content in the Operation of Our Business, Which May Subject Us to Third-Party Infringement Claims.

The technologies used in the telecommunications industry are protected by and subject to a wide array of patents and other intellectual property rights. As a result, third parties have asserted and may in the future assert infringement claims against us or our suppliers based on our or their general business operations and the equipment, software, technology or other content that we or they use or provide. Over the past several years, we have become subject to increased amounts of litigation, including disputes alleging patent and other intellectual property infringement relating to the operation of our networks and our sale of handsets and other devices. If plaintiffs in any patent litigation that may be brought against us were to prevail, we could be required to pay substantial damages or settlement costs, and we could be required to alter the way we conduct business to avoid future infringement, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, legislative or regulatory action could be taken that could limit our ability to use certain foreign vendors to supply us with equipment, materials or other services that we use in our business operations. For example, we previously purchased network equipment from a Chinese company (Huawei), which is currently used to support approximately 20% of our covered POPs. Members of the U.S. Congress and certain regulatory agencies have raised concerns about American companies purchasing equipment and software from Chinese telecommunications companies, including concerns relating to alleged violations of intellectual property rights by Chinese companies and potential security risks posed by U.S. companies purchasing technical equipment and software from Chinese companies. In October 2012, the U.S. House of Representatives Permanent Select Committee on Intelligence issued a report asserting that network equipment manufactured by Chinese telecommunications companies poses a security threat to the United States and recommending the use of other network vendors. The report also recommends that Congress consider adopting legislation to address the purported risk posed by telecommunications companies with nation-state ties. Media outlets have reported that Huawei is considering ceasing the sale of network equipment in the United States, although Huawei has disputed those reports and asserts that it intends to continue to grow its U.S. presence. Any legislative or regulatory requirement that restricts us from purchasing or utilizing equipment or software from Huawei or other Chinese or other foreign companies, any determination by such suppliers to cease doing business in the United States, or any determination that we otherwise make that it is advantageous for us to cease doing business with these companies could require changes in our equipment procurement activities and business operations and make it more difficult for us to maintain our network and other assets.

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

We participate in the federal government's Lifeline program, which provides support from the USF to subsidize discounted telecommunications services for qualified low-income consumers. In order to participate in the Lifeline program in any given state, a carrier must be designated as an eligible telecommunications carrier, or ETC, in that state. As of September 30, 2013, Cricket had been designated as an ETC in 28 states and the District of Columbia. In January 2012, the FCC adopted an order regarding the Lifeline program, the stated purpose of which is to streamline the administration of the program and to implement measures to curb perceived waste, fraud and abuse in the program. In addition, various states are considering or enacting rules with similar stated purposes as the FCC order. In connection with the FCC's order, among other things, we are required to have our Lifeline customers re-certify on an annual basis their eligibility to participate in the program. These requirements could result in the loss of Lifeline customers and associated funding from the USF if these customers fail to meet the FCC's eligibility standards or fail to respond to requests to re-certify their eligibility. Further, the FCC is developing a National Lifeline Accountability Database, the primary purpose of which will be to validate the identity of Lifeline customers and prevent Lifeline support from being provided to more than one eligible recipient per household in accordance with FCC regulations. While the timing of the deployment of the database is uncertain, its implementation and use could reduce the number of customers we could enroll in our Lifeline programs and thus reduce the amount of Lifeline funding we receive. In addition, the FCC could pursue enforcement action against us and impose monetary penalties if it were to conclude that we violated any of the Lifeline rules. In addition, future action by Congress, the FCC, or the states in which we have been designated as an ETC could reduce or eliminate the amount of Lifeline funding we receive for providing wireless service to certain qualifying low income customers, which could result in the loss of subscribers and the associated service revenue.

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

Our 700 MHz A Block License in Chicago Is Subject to Interference and Interoperability Issues, Which Could Delay or Impede the Realization of Value of the CVRs for Leap Stockholders or, if the Merger Is Not Consummated, Our Ability to Expand Our Service Capacity in the Chicago Market.

Our 700 MHz A block license, or the 700 MHz License, in Chicago was purchased from Verizon Wireless for $204 million in August 2012. The wireless spectrum covered by the 700 MHz License was previously occupied by television broadcast stations but was made available by the FCC for commercial and public safety services as a result of the digital television, or DTV, transition. The 700 MHz License was granted for a ten-year term expiring on June 13, 2019. Until recently, as a condition of obtaining the license, 700 MHz A block licensees were required to provide signal coverage and offer service to (1) at least 35% of the geographic area of the license within four years of the initial license grant, and (2) at least 70% of the geographic area of the license at the end of the license term. The licensee was also required to file construction notifications, all necessary supporting documentation and required certifications with the FCC to demonstrate compliance with these interim and end-of-term construction benchmarks. Any licensee that failed to meet the interim requirement within its license area would have its license term reduced from ten to eight years, thus requiring the licensee to meet the end-of-term benchmark at an accelerated schedule. Licensees that did not meet the interim construction benchmarks could also be subject to monetary forfeitures and the loss of authority to operate in part of the unserved area. For those licenses for which the end-of-term performance requirements had not been met, the unused portion of the license would terminate automatically without FCC action and would become available for reassignment, subject to the “keep-what-you-use” rule.

We have been engaged in the first stages of development of the 700 MHz License. In connection with the development and operation of the license, we must coordinate with adjacent spectrum licensees to minimize interference from and into our mobile wireless service. One of the adjacent licensees in the lower 700 MHz E block, an affiliate of Dish Network, is authorized to operate on its license at higher power levels than other lower 700 MHz licensees such as Leap that operate on different frequency blocks. We and this licensee have begun preliminary coordination efforts. AT&T, the other primary holder of lower 700 MHz E block licenses, previously agreed to operate at lower power levels that are consistent with those used by other operators who hold lower 700 MHz licenses in different frequency blocks. In a recently issued FCC order, which we refer to as the 700 MHz Interoperability Order, the FCC stated that it would alter the technical parameters of Dish Network's lower 700 MHz E block licenses, including lowering Dish Network's authorized power levels, upon the occurrence of certain contingencies. However, there is no assurance that lower 700 MHz E block license parameters will in fact be altered or that we will be able to coordinate successfully all of our planned operations with Dish Network.

We must also coordinate with the incumbent broadcaster on DTV Channel 51 to reduce possible signal interference in order to commence operations using the 700 MHz License. Based upon third-party technical and statistical analyses we have commissioned, we do not believe there is substantial interference between the 700 MHz License and DTV Channel 51, and have sought the concurrence of the incumbent broadcaster on DTV Channel 51. If the incumbent broadcaster does not concur with our determination, we expect to seek relief from the FCC from the DTV interference protection requirements. In addition, it is possible that purported interference could be eliminated by the future broadcast spectrum auction that is currently expected to take place in 2014 or 2015, which may result in the movement of DTV Channel 51 to another spectrum band or other actions. However, there can be no assurance that the FCC will grant relief on the terms we seek or at all, or that any purported interference will be eliminated by the broadcast spectrum auction.

If Leap is not able to resolve any interference issues affecting the license, including by coordinating with adjacent licensees, obtaining the concurrence of the broadcaster on DTV Channel 51 or receiving a waiver from the FCC (or the interference being eliminated as a result of the future broadcast spectrum auction), the value of the 700 MHz License and the CVR could be materially and adversely affected and could be zero.

The 700 MHz License also faces certain interoperability constraints. As an “A block” spectrum license, the 700 MHz License authorizes operations on frequency “Band Class 12,” which is a band not widely used by other wireless communications carriers due, in part, to the DTV interference mentioned above. Since wireless handsets must be manufactured to operate on particular spectrum bands, this results in fewer handsets being manufactured for Band Class 12, making it more difficult for holders of A block licenses such as the 700 MHz License to achieve economies of scale when purchasing handsets.

In addition, the ability to roam with a Band Class 12 handset is limited due to the limited use of Band Class 12 spectrum by wireless communications carriers. As a result, Band Class 12 handsets must contain additional hardware in order to roam on additional bands. This additional hardware typically adds size and cost to the handsets, making them less desirable for customers.

In the 700 MHz Interoperability Order, the FCC adopted an industry compromise under which AT&T has agreed to take certain actions to promote device interoperability within the 700 MHz band, subject to certain conditions. These actions include AT&T’s agreeing to deploy Multi-Frequency Band Indicator, or MFBI, capabilities into its network by September 30, 2015, subject to an extension or waiver process. By that same date, under the compromise AT&T will begin a phased roll-out of devices capable of supporting Band Class 12 and will provide LTE roaming to carriers with compatible Band Class 12 devices, consistent with the FCC’s rules on roaming. In conjunction with the actions to be taken by AT&T, as discussed above, Dish Network has agreed to operate in accordance with lower power limits on its lower 700 MHz E block licenses if the FCC provides Dish Network with a modified build-out schedule for its E block licenses and certain other items pertaining to its operations in other frequency bands. This interoperability compromise must still be implemented by the parties and by the FCC.

As discussed above, the 700 MHz License was originally subject to an interim construction deadline. The 700 MHz Interoperability Order generally extended the interim construction requirement for lower 700 MHz A and B block licensees until December 13, 2016 (three years from the current deadline) and eliminated the interim construction requirement entirely for lower 700 MHz A block licensees that warrant relief from Channel 51 operations. The final construction deadline of June 13, 2019 remains in effect. However, there can be no assurances that the interference and interoperability issues affecting the 700 MHz License will be suitably resolved or that the 700 MHz License ultimately will be sold for a value sufficient to generate a payment to CVR holders, or at all.

Wireless Licenses Comprise a Significant Portion of our Assets; Future Declines in the Fair Value of Our Licenses Could Result in Impairment Charges.
As of September 30, 2013, the carrying value of our wireless licenses was approximately $2.1 billion. These assets by their nature, however, may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses. In addition, the amount that we could realize upon any sale of our wireless licenses could materially differ from their carrying value. Valuation swings could occur for a variety of reasons relating to supply and demand, including consolidation in the wireless industry that allows or requires carriers to sell significant portions of their spectrum holdings, a sudden, large sale of spectrum by one or more carriers, or a decline in market prices as a result of the sale prices in FCC auctions.
We assess potential impairments to our indefinite-lived intangible assets, including our wireless licenses, annually during the third quarter of each year. We also evaluate on a quarterly basis whether any triggering events or changes in circumstances have occurred subsequent to the annual impairment test that would indicate an impairment condition exists. We estimate the fair value of our wireless licenses primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions, pricing trends among historical wireless license transactions, our spectrum holdings within a given market relative to other carriers' holdings and qualitative demographic and economic information concerning the areas that comprise our markets. During the years ended December 31, 2011 and 2010, we recorded impairment charges of $0.4 million and $0.8 million, respectively, with respect to our wireless licenses. No impairment charges were recorded for the year ended December 31, 2012 or the nine months ended September 30, 2013, with respect to our wireless licenses. A significant impairment loss in any future period could have a material adverse effect on our operating income and on the carrying value of our wireless licenses on our balance sheet.

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

If We Experience High Rates of Credit Card, Subscription or Dealer Fraud, Our Ability to Generate Cash Flow Will Decrease.

Our operating costs could increase substantially as a result of fraud, including customer credit card, subscription or dealer fraud. We have implemented a number of strategies and processes to detect and prevent efforts to defraud us, and we believe that our efforts have substantially reduced the incidence of the types of fraud we have identified. However, we continue to identify instances of fraud and undertake measures to address and prevent the recurrence of the fraudulent activities we identify. If our strategies are not successful in detecting and controlling fraud, the resulting loss of revenue or increased expenses could have a material adverse impact on our financial condition and results of operations.

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

We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Subject to certain requirements, we may "carry forward" our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. During the year ended December 31, 2012, $37.2 million of our state NOLs expired. At September 30, 2013, we had federal and state NOLs of approximately $3.0 billion and $2.3 billion, respectively (which begin to expire in 2022 for federal income tax purposes and of which $69.8 million will expire at the end of 2013 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.1 billion, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period along with any impacts resulting from the Merger and, as such, there is no assurance we will be able to realize such tax savings.

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

On August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan was approved by our stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the number of shares of Leap common stock outstanding at any particular time for purposes of the Tax Benefit Preservation Plan is determined in accordance with Section 382, it may differ from the number of shares that we report as outstanding in our SEC filings. On July 12, 2013, Leap entered into an amendment to the Tax Benefit Preservation Plan to provide that neither the approval, execution or delivery of the Merger Agreement, the related voting agreement executed by MHR or any amendments thereof or agreements in connection therewith, nor the consummation of transactions or entry into any agreements contemplated thereby, including the Merger, will (i) cause the rights under the Tax Benefit Preservation Plan to become exercisable or entitle a holder of the rights to exercise such rights, (ii) cause AT&T or MHR or any of their affiliates or associates to become an "Acquiring Person" under the terms of the Tax Benefit Preservation Plan, or (iii) give rise to a Distribution Date or a Stock Acquisition Date (as such terms are defined in the Tax Benefit Preservation Plan). Other than as described above, the Tax Benefit Preservation Plan remains in effect and continues to apply to acquisitions of Leap common stock.

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

Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2011 and 2012. In connection with the restatement discussed under the heading "Restatement of Previously Reported Condensed Consolidated Financial Statements" in Note 2 to the condensed consolidated financial statements included in "Part I - Item 1. Financial Statements" of this report, management determined that the material weakness described below existed as of each of these dates. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of those dates and that, as a result, our disclosure controls and procedures were not effective from December 31, 2011 through September 30, 2013.

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

Consummation of the Merger is subject to various customary conditions, including, among others, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; approval of the transaction by the FCC; and approval of the transaction by applicable state public utility commissions. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger, provided that AT&T will not be obligated to agree to divestitures or other restrictions that would have any effect on AT&T or to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on Leap and its subsidiaries, taken as a whole. Governmental review of the proposed Merger (including by the FCC and the Department of Justice) may be prolonged by the recent or any future shutdown of the U.S. federal government, which could delay the consummation of the Merger. It is a condition to AT&T's obligation to consummate the Merger that the FCC approval has been obtained by final order and that other regulatory approvals have been obtained, in each case without the imposition of an adverse regulatory condition.

If the Merger is not consummated, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of Leap common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by a delay in receipt of necessary governmental approvals, our business, financial condition and results of operations may also be materially adversely affected. Additionally, if the Merger Agreement is terminated, under certain circumstances we may be required to pay AT&T a termination fee of $46.3 million. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on our ability to make significant changes to our ongoing business during the pendency of the Merger, could have a material adverse effect on our business, financial condition and results of operations.

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

The Consideration to be Paid in the Merger is Fixed and Will Not Be Adjusted for Changes in Our Business, Assets, Liabilities, Prospects, Outlook, Financial Condition or Results of Operations, or in the Event of any Change in Our Stock Price. The Value of the CVRs May Depend on the Resolution of Interference and Interoperability Issues and the Sale of Our Chicago Spectrum, and We Make No Assurance as to the Value, if Any, That May Be Realized from the CVRs.

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

The amount of cash, if any, realized with respect to the CVR portion of the Merger Consideration and the timing of any payments made to Leap stockholders with respect to CVRs may be dependent on our ability and the ability of the stockholder representative to resolve interference and interoperability issues with respect to our 700 MHz License in Chicago and effect a sale of the license. There is no guarantee that any such interference or interoperability issues can be resolved or that any such sale will be effected at a value sufficient to generate a payment to CVR holders, or at all, and accordingly, Leap stockholders may not realize any proceeds from the CVR portion of the Merger Consideration.

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

•
entry or expansion of competitors into our markets, changes in product and service offerings by us or our competitors, changes in the prices charged for product and service offerings by us or our competitors, or changes or upgrades in the network technologies used by us or our competitors;

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 30% of Leap common stock as of November 4, 2013. Moreover, our three largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 50% of Leap common stock as of November 4, 2013. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters.

This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statement registers for resale 23,533,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 30% of Leap's outstanding common stock as of November 4, 2013. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

As of November 4, 2013, 79,366,846 shares of Leap common stock were issued and outstanding, and 5,957,614 additional shares of Leap common stock were reserved for issuance, including 4,304,165 shares reserved for issuance upon the exercise of outstanding stock options and deferred stock units under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 548,115 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 653,865 shares reserved for issuance upon the exercise of outstanding stock options under our 2009 Employment Inducement Equity Incentive Plan, 128,317 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan, and 323,152 shares available for future issuance under our Amended and Restated Employee Stock Purchase Plan.

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

On August 30, 2011, our board of directors adopted a Tax Benefit Preservation Plan as a measure intended to help deter acquisitions of Leap common stock that could result in an ownership change under Section 382 of the Internal Revenue Code and thus help preserve our ability to use our NOL carryforwards. The Tax Benefit Preservation Plan was approved by our stockholders in May 2012. The Tax Benefit Preservation Plan is designed to deter acquisitions of Leap common stock that would result in a stockholder owning 4.99% or more of Leap common stock (as calculated under Section 382), or any existing holder of 4.99% or more of Leap common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our board of directors. Because the Tax Benefit Preservation Plan may restrict a stockholder's ability to acquire Leap common stock, it could discourage a tender offer for Leap common stock or make it more difficult for a third party to acquire a controlling position in our stock without our approval, and the liquidity and market value of Leap common stock may be adversely affected while the Tax Benefit Preservation Plan is in effect. On July 12, 2013, Leap entered into an amendment to the Tax Benefit Preservation Plan to provide that neither the approval, execution or delivery of the Merger Agreement, the related voting agreement executed by MHR or any amendments thereof or agreements in connection therewith, nor the consummation of transactions or entry into any agreements contemplated thereby, including the Merger, will (i) cause the rights under the Tax Benefit Preservation Plan to become exercisable or entitle a holder of the rights to exercise such rights, (ii) cause AT&T or MHR or any of their affiliates or associates to become an "Acquiring Person" under the terms of the Tax Benefit Preservation Plan, or (iii) give rise to a Distribution Date or a Stock Acquisition Date (as such terms are defined in the Tax Benefit Preservation Plan). Other than as described above, the Tax Benefit Preservation Plan remains in effect and continues to apply to acquisitions of Leap common stock.

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

4.1
First Amendment to the Tax Benefit Preservation Plan, dated as of July 12, 2013 between Leap Wireless International, Inc. and Computershare Inc., successor-in-interest to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.1 to Leap's Current Report on Form 8-K filed on July 15, 2013).

10.1
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

LEAP WIRELESS INTERNATIONAL, INC.

Date:	November 8, 2013	By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
Chief Executive Officer

Date:	November 8, 2013	By:	/s/ R. Perley McBride
R. Perley McBride
Chief Financial Officer