Form 10-K
period 2013-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2014-03-06
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2013, the aggregate market value of the registrant's voting and nonvoting common stock held by non-affiliates of the registrant was approximately $367,047,632 based on the closing price of Leap common stock on the NASDAQ Global Select Market on June 28, 2013 of $6.73 per share.

The number of shares outstanding of the registrant's common stock on February 18, 2014 was 79,780,364.

Documents Incorporated by Reference

Documents incorporated by reference: None.

LEAP WIRELESS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

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

•
limitations on our ability to make significant changes to our business in light of the proposed merger with AT&T and the covenants contained in the Agreement and Plan of Merger, dated as of July 12, 2013, between Leap, AT&T and the other parties thereto, or the Merger Agreement;

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

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by STX Wireless Operations, LLC, or STX Operations, which Cricket controls through a 75.75% membership interest in STX Wireless, LLC, or STX Wireless, the parent company of STX Operations. For more information regarding this joint venture, see "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - STX Wireless Joint Venture."

Leap was formed as a Delaware corporation in 1998. Leap's shares began trading publicly in September 1998, and we launched our innovative Cricket service in March 1999. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than interest income and through dividends, if any, from its subsidiaries.

Proposed Merger

On July 12, 2013, Leap entered into the Merger Agreement with AT&T, Mariner Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of AT&T, which we refer to as Merger Sub, and Laser, Inc., a Delaware corporation (which will act as the stockholders' representative for certain purposes under the Merger Agreement), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, AT&T will acquire Leap in a transaction in which Leap stockholders would receive $15.00 in cash for each outstanding share of Leap's common stock, plus one non-transferable contingent value right, or CVR, per share (together, referred to in this report as the Merger Consideration). The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds, if any, resulting from the future sale of our 700 MHz A block license in Chicago, which we refer to as the 700 MHz License. The Merger Agreement provides that, on the terms and subject to the conditions thereof, Merger Sub will be merged with and into Leap, with Leap continuing as the surviving corporation in the Merger (which we refer to as the Merger), and each outstanding share of common stock of Leap (other than excluded shares) will cease to be outstanding and will be converted into the right to receive the Merger Consideration. Subject to the satisfaction or waiver of the conditions to closing, we expect to complete the proposed Merger with AT&T no later than the end of the first quarter of 2014.

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

Leap has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants not to solicit proposals relating to alternative transactions or enter into discussions concerning or provide information in connection with alternative transactions. On October 30, 2013, the Merger Agreement was adopted and approved by the requisite vote of Leap's stockholders at the special meeting of stockholders.

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

Cricket Business Overview

Cricket Service

As of December 31, 2013, Cricket service was offered in 48 states and the District of Columbia across an extended area covering approximately 292 million POPs. As of December 31, 2013, we had approximately 4.6 million customers, and we owned wireless licenses covering an aggregate of approximately 137.7 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 97.1 million POPs as of December 31, 2013. The licenses we own provide an average of 23 MHz of spectrum capacity in our operating markets. In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services (including 4G LTE roaming services) over an extended service area. In 2010 we entered into a wholesale agreement, which we use to offer Cricket services in a limited number of nationwide retailers outside of our current network footprint.

Cricket Business Strategy

•
Deliver Superior Customer Experience. Because we offer monthly services without a fixed-term contract, we are required to earn our customers' business every month. As a result, we are focused on improving the experience we provide customers so that they choose to remain a Cricket customer for a longer period. We have improved our device activation process by spending more time with customers to help ensure that they understand and are comfortable with the device they are purchasing. We have also significantly improved the quality of our device portfolio in recent years, including introducing higher-end smartphones such as the iPhone® and Samsung Galaxy handsets. In addition, we are introducing improvements to the in-store experience we and our dealers provide our customers. We are also working to improve ways that we resolve customer service issues, including by introducing more self-service alternatives and improving the quality of call center services we provide.

•
Retain and Expand Our Customer Base by Providing Value. The foundation of our business is to provide unlimited, nationwide wireless services, and we design and market our products and services to appeal to customers seeking increased value. We continually update our product and service offerings to better meet the needs of our current customers and to attract and retain new ones, including customers who may have previously entered into contract-based service plans with other nationwide carriers. The service offerings we have introduced in recent years include Muve Music®, an unlimited music download service we offer that is designed specifically for mobile handsets, which we offer for no additional cost in service plans for our Android-based smartphones. We have also introduced Lifeline service offerings in a number of states, which provide qualifying low-income customers with a subsidized discount on their wireless service. We offer current and new customers a diverse handset line-up, ranging from higher-end smartphones to lower-cost feature phones. In addition, through a third party we have introduced a device financing program in our markets to help customers manage the cost of purchasing a handset. We plan to continue to develop our product and service offerings in 2014 and beyond.

•
Focus on Smart Investments. Our strategy is to be disciplined in pursuing investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications. Beginning in the second half of 2012, we increased pricing on our devices in an effort to better manage device subsidies and promote the addition of longer-tenured customers, although such changes have also had the effect of decreasing gross customer additions. In addition, we have streamlined and reduced our number of dealer locations and Cricket-owned stores to increase sales activity for more productive locations and reduce costs. The extent to which these initiatives and others we may introduce will positively impact our future financial and operational results will depend upon our ability to anticipate and respond to competitors' initiatives, our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings and our ability to retain and expand our customer base. Our current investment initiatives also include the ongoing maintenance, development and enhancement of our network and other business assets, including improving the 3G and LTE network coverage and capacity in existing markets. To date, we have covered approximately 21 million POPs with next-generation LTE network technology. However, given the significant decrease in the size of our customer base in recent quarters, our high level of indebtedness and the high cost of LTE deployment, we have generally determined not to deploy LTE network technology in additional markets at this time.

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

Our most popular Cricket Wireless service plans bundle unlimited voice and data services, which include local and U.S. long distance, text messaging, mobile web, navigation, data back-up and other features. The service plans we currently offer are "all-inclusive," with telecommunication taxes and certain fees included within the service plan price. We also offer a flexible payment option, BridgePayTM, which gives our customers greater flexibility in the use of and payment for our Cricket Wireless service and which we believe helps us to retain customers.

Muve Music. We also offer Muve Music, an unlimited music download service designed specifically for mobile handsets. We launched Muve Music in 2011 and the service is now offered for no additional cost in service plans for our Android-based smartphones. Muve Music was available to more than 2.3 million Cricket customers as of December 31, 2013 and is currently among the largest on-demand music subscription services in the U.S. as measured by the number of paid users.

Cricket Lifeline. We participate in the federal government's Lifeline program, which provides support from the federal universal service fund, or USF, to subsidize discounted telecommunications services for qualified low-income consumers. Through our Cricket Lifeline program, we provide qualified customers with a monthly credit that they can apply to their phone service with us. In order to participate in the Lifeline program in any given state, a carrier must be designated as an eligible telecommunications carrier, or ETC, in that state. As of December 31, 2013, Cricket had been designated as an ETC in 28 states and the District of Columbia.

Cricket PAYGoTM. Cricket PAYGo is a pay-as-you-go, unlimited prepaid wireless service designed for customers who prefer the flexibility and control offered by traditional prepaid services. Monthly pay-as-you-go versions of our Cricket PAYGo product are generally available through nationwide retailers.

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

We expect to continue to develop our product and service offerings in 2014 and beyond to better meet our customers' needs.

Devices

Our current device portfolio ranges widely from higher-end smartphones to lower-cost feature phones. Our portfolio of devices provides features that include full web capabilities, mobile web browsers, picture-enabled caller ID, high-resolution cameras with digital zoom and flash, integrated FM radio and MP3 stereo, USB, infrared and Bluetooth connectivity, on-board memory and other features to facilitate digital data transmission. The higher-quality, higher-priced devices in our portfolio include devices manufactured by Apple, Samsung, HTC and others. We currently offer five LTE-compatible devices and expect to offer additional LTE devices in 2014.

Beginning in the second half of 2012, we increased the average out-the-door selling price for our devices as part of our strategy to manage the amount we spend to subsidize devices we sell to new and current customers. In addition, through a third party we have introduced a device financing program in certain of our markets to help customers manage the cost of purchasing a device.

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

We outsource our billing, device provisioning and payment systems to external vendors and also outsource bill presentment, distribution and fulfillment services. In recent years, we have upgraded a number of our significant, internal business systems, including implementing a new inventory management system, a new point-of-sale system and a new customer billing system. We believe that these systems have improved customer experience, increased our efficiency, enhanced our ability to provide products and services, enabled us to better scale our business operations and reduced our operating costs.

Sales and Distribution

Our sales and distribution strategy is designed to increase our market penetration, while minimizing expenses associated with sales, distribution and marketing, by focusing on improving the sales process for customers, and by offering easy-to-understand service plans and attractive device pricing and promotions.

We sell our Cricket devices and service through direct and indirect channels of distribution. Our direct channel is comprised of our own Cricket retail stores. As of December 31, 2013, we had 168 direct locations, which were responsible for approximately 16% of our gross customer additions in 2013. In addition, we and third-party retailers also sell Cricket services over the internet.

Our indirect channel consists of our authorized dealers and distributors, including premier dealers and local market authorized dealers. Premier dealers are independent dealers that sell Cricket products exclusively in stores that look and function similar to our company-owned stores, enhancing the in-store experience and the level of customer service and expanding our brand presence within a market. Premier dealers tend to generate significantly more business than other indirect dealers. As of December 31, 2013, we had approximately 2,530 indirect dealer locations, of which approximately 2,100 were premier dealer locations.

Our indirect channel also includes national retail locations. Beginning in September 2011, we began to significantly expand our nationwide sales presence by offering Cricket products and services in thousands of nationwide retail locations. However, our mobile virtual network operator (MVNO) offering has fallen short of expectations. Accordingly, we determined to focus our efforts on those nationwide retailers that we believe provide the most attractive opportunities for our business. As a result, we reduced our total presence in the nationwide retail channel by nearly two-thirds, from approximately 13,000 locations at June 30, 2012 to approximately 5,100 locations at December 31, 2013. "Top-up" cards for our Cricket Broadband and Cricket PAYGo services are also available in approximately 6,200 convenience stores and other indirect outlets.

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

Network Operations and Partnerships

As of December 31, 2013, Cricket service was offered in 48 states and the District of Columbia across an extended area covering approximately 292 million POPs.

Network Operations

We offer Cricket service, in part, through a network footprint in our operating markets that covered approximately 97.1 million POPs as of December 31, 2013. We have deployed a high-quality network with CDMA2000® 1xRTT (referred to as CDMA 1xRTT) and CDMA2000 1xEV-DO (referred to as EvDO) capability. In addition, to date we have covered approximately 21 million POPs with next-generation LTE network technology. Our current investment initiatives include improving our 3G and LTE network coverage and capacity in existing markets. However, given the significant decrease in the size of our customer base in recent quarters, our high level of indebtedness and the high cost of LTE deployment, we have generally determined not to deploy LTE network technology in additional markets at this time.

As of December 31, 2013, our wireless network consisted of approximately 9,600 cell sites (most of which were co-located on leased facilities) and 27 switches in 25 switching centers. A switching center serves several purposes, including routing calls, supervising call originations and terminations at cell sites, managing call handoffs and access to and from the public switched telephone network, or PSTN, and other value-added services. These locations also house platforms that enable services including text messaging, picture messaging, voice mail and data services. In operating our network, we monitor quality metrics, including dropped call rates and blocked call rates. We rely upon a network operations center, or NOC, to provide dedicated monitoring capabilities 24 hours a day, every day of the year, to ensure highly reliable service to our customers. We have outsourced the operation of our NOC to a third party in order to improve monitoring and reporting functions and to reduce costs associated with these operations.

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

Roaming and Wholesale Services

In addition to utilizing our Cricket network footprint, we provide Cricket voice and data services through roaming and wholesale relationships that have enabled us to offer enhanced Cricket products and services, strengthen our retail presence in our existing markets and expand our distribution nationwide. We have entered into roaming relationships with national and regional wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services over an extended service area. We currently rely on one key carrier for 3G data roaming services and recently entered into an agreement with that carrier for 4G LTE roaming services. We have also entered into a wholesale agreement with an affiliate of Sprint Nextel, which we use to offer Cricket voice and data services in a limited number of nationwide retailers outside of our current network footprint. We recently amended that agreement to enable us to offer 4G LTE services. Since introducing our products in nationwide retailers in September 2011, our MVNO offering has fallen short of expectations. Accordingly, we determined to focus our efforts on those nationwide retailers that we believe provide the most attractive opportunities for our business. As a result, we reduced our total presence in the nationwide retail channel by nearly two-thirds, from approximately 13,000 locations at June 30, 2012 to approximately 5,100 locations at December 31, 2013.

Competition

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, voice-over-internet-protocol (VoIP) service providers, traditional landline service providers, cable companies and mobile satellite service providers. In addition, we may face additional competition from new entrants in the wireless marketplace. Competition in the wireless industry has increased and intensified in recent quarters, particularly from carriers and their affiliated brands with robust nationwide networks and significantly greater deployment of 4G LTE technology.

Many of our competitors have greater advantages of scale, larger spectrum holdings, larger network footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources, greater name and brand recognition and established relationships with a larger base of current and potential customers. Many of our competitors also offer LTE services over a significantly larger geographic area than we do, enabling them to better meet increasing customer demand for higher data throughput speeds to support mobile applications and mobile broadband use. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide; to offer the latest and most popular devices through exclusive vendor arrangements; to offer lower out-the-door pricing for smartphone devices by offering greater device subsidies than we do; to market to broader customer segments and offer service over larger geographic areas than we can; to offer bundled service offerings that include landline phone, television and internet services that we are not able to duplicate; to better attract and retain third-party dealers and distributors; and to purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, any restriction on our ability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. We also anticipate that demand for CDMA-AWS handsets will decrease in the future and, as a result, that the selection of such handsets will diminish and prices will increase. In addition, further industry consolidation may result in vendors and suppliers devoting an increasing percentage of their time and resources to assisting larger wireless companies or terminating relationships with us. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services.

These competitive pressures have continued to increase and intensify with recent market consolidation and other strategic transactions, including Verizon Wireless' acquisition of significant amounts of spectrum from SpectrumCo in August 2012, the combination of T-Mobile and MetroPCS in April 2013 and Softbank's acquisition of an approximately 70% ownership position in Sprint in July 2013. In particular, we have been experiencing increased competition in many of our core Cricket markets from nationwide carriers increasingly targeting the prepaid segment, including from T-Mobile's nationwide expansion of the MetroPCS prepaid brand utilizing the T-Mobile 4G LTE network.

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

In addition to our voice offerings, many companies offer other products and services that compete with those we offer. For example, there are numerous music services that compete with our Muve Music service, including the iTunes service offered by

Apple, and various streaming services offered by Rhapsody, Pandora, Spotify, Beats Music and others. These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

The evolving competitive landscape has negatively impacted our financial and operating results in recent years, as evidenced by a 26.5% reduction in the total number of our customers between March 31, 2012 and December 31, 2013. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors, to provide LTE-based services and meet increasing customer demand for high data throughput speeds, and to keep our costs low. Our competitiveness also will depend on our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings and our ability to retain and expand our customer base. The evolving competitive landscape may result in more competitive pricing, higher costs, lower customer additions and higher customer turnover than we project. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

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

Licensing of our Wireless Service Systems

We hold broadband Personal Communications Services, or PCS, licenses, Advanced Wireless Services, or AWS, licenses and the 700 MHz License. The licensing rules that apply to these three categories of licenses are summarized below.

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

All PCS licensees must satisfy minimum geographic coverage requirements within five and, in some cases, ten years after the license grant date. These initial requirements are met for most 10 MHz licenses when a signal level sufficient to provide adequate service is offered to at least one-quarter of the population of the licensed area within five years, or in the alternative, a showing of substantial service is made for the licensed area within five years of being licensed. For 30 MHz licenses, a signal level must be provided that is sufficient to offer adequate service to at least one-third of the population within five years and two-thirds of the population within ten years after the license grant date. In the alternative, 30 MHz licensees may provide substantial service to their licensed area within the appropriate five- and ten-year benchmarks. "Substantial service" is defined by the FCC as service that is "sound, favorable, and substantially above a level of mediocre service which just might minimally warrant renewal." In general, a failure to comply with FCC coverage requirements could cause the revocation of the relevant wireless license, with no eligibility to regain it, or the imposition of fines and/or other sanctions.

All PCS licenses have a 10-year term, at the end of which they must be renewed. Our PCS licenses began expiring in 2006 and will continue to expire through 2015. The FCC's rules provide a formal presumption that a PCS license will be renewed, called a "renewal expectancy," if the PCS licensee (1) has provided "substantial service" during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party. If the FCC does not acknowledge a renewal expectancy with respect to one or more of our licenses, or renew one or more of our licenses, our business may be materially harmed.

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

AWS licenses generally have a 15-year term, at the end of which they must be renewed. With respect to construction requirements, an AWS licensee must offer "substantial service" to the public at the end of the license term. As noted above, a failure to comply with FCC coverage requirements could cause the revocation of the relevant wireless license, with no eligibility to regain it, or the imposition of fines and/or other sanctions.

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

700 MHz License. Our 700 MHz License was purchased from Cellco Partnership dba Verizon Wireless, or Verizon Wireless, for $204 million in August 2012. The wireless spectrum covered by the 700 MHz License was previously occupied by television broadcast stations but was made available by the FCC for commercial and public safety services as a result of the digital television, or DTV, transition. The 700 MHz License was granted for a ten-year term expiring on June 13, 2019. Until recently, as a condition of obtaining the license, 700 MHz A block licensees were required to provide signal coverage and offer service to (1) at least 35% of the geographic area of the license within four years of the initial license grant, and (2) at least 70% of the geographic area of the license at the end of the license term. The licensee was also required to file construction notifications, all necessary supporting documentation and required certifications with the FCC to demonstrate compliance with these interim and end-of-term construction benchmarks. Any licensee that failed to meet the interim requirement within its license area would have its license term reduced from ten to eight years, thus requiring the licensee to meet the end-of-term benchmark at an accelerated schedule. Licensees that did not meet the interim construction benchmarks could also be subject to monetary forfeitures and the loss of authority to operate in part of the unserved area. For those licenses for which the end-of-term performance requirements had not been met, the unused portion of the license would terminate automatically without FCC action and would become available for reassignment, subject to the "keep-what-you-use" rule.

We have been engaged in the first stages of development of the 700 MHz License. In connection with the development and operation of the license, we must coordinate with adjacent spectrum licensees to minimize interference from and into our mobile wireless service. One of the adjacent licensees in the lower 700 MHz E block, an affiliate of Dish Network, had been authorized to operate on its license at higher power levels than other lower 700 MHz licensees such as Leap that operate on different frequency blocks. In a recently issued FCC order, which we refer to as the 700 MHz Interoperability Order, the FCC altered the technical parameters of lower 700 MHz E block licenses, including lowering authorized E block licensee power levels. We and Dish Network have begun preliminary coordination efforts, and our preliminary analysis indicates that we should be able to coexist with E block operations that are consistent with the lower power levels in the 700 MHz Interoperability Order. However, once we or any subsequent purchaser of the 700 MHz License were to determine the parameters of our or its actual operations in the vicinity of Dish Network’s transmitter, we or such subsequent purchaser would need to coordinate such operations with Dish Network, and there can be no assurance that we or such purchaser would be successful in doing so.

We must also coordinate with the incumbent broadcaster on DTV Channel 51 to reduce possible signal interference in order to commence operations using the 700 MHz License. Based upon third-party technical and statistical analyses we have commissioned, we do not believe there is any harmful interference between the 700 MHz License and DTV Channel 51 operations and have sought the concurrence of the incumbent broadcaster on DTV Channel 51. Because the incumbent broadcaster has not concurred with our determination to date, we have also filed a petition with the FCC seeking relief from the agency's DTV interference protection requirements. That petition has been vigorously opposed by the incumbent Channel 51 broadcaster, as well as by the broadcast trade association. The opponents have argued that we have not met the standard for a waiver of the FCC’s DTV protection criteria. The incumbent broadcaster has also argued that wireless operations using the 700 MHz License will cause severe interference with Channel 51 operations and has submitted its own technical analysis that contradicts the third-party reports we commissioned.

It is also possible that any purported interference of the 700 MHz License operations with DTV Channel 51 operations could be eliminated by the future broadcast incentive spectrum auction that is currently expected to take place in 2015 or later, which may result in the movement of DTV Channel 51 to another spectrum band or other regulatory actions. For example, the FCC could revise its rules relating to interference between wireless operations and over-the-air broadcast service in ways that could facilitate usage of the 700 MHz License, including in connection with its current rulemaking proceeding for the future broadcast incentive spectrum auction. However, there can be no assurance that the FCC will grant relief on the terms we seek or at all, that any purported interference will be eliminated by the broadcast incentive spectrum auction or that any other regulatory action will be taken that will mitigate the purported interference or produce a more favorable operating environment for wireless carrier operations.

If we (or following the closing of the Merger, the stockholders' representative) are not able to resolve interference issues affecting the license, including by coordinating with adjacent licensees, obtaining the concurrence of the broadcaster on DTV Channel 51 or regulatory action (including receiving a waiver from the FCC, the interference being eliminated as a result of the future broadcast incentive spectrum auction or other actions), the value of the 700 MHz License and the CVR could be materially and adversely affected and could be zero. In addition, the initiation of the broadcast incentive spectrum auction could cause carriers that participate in that auction to be subject to anti-collusion rules that historically have significantly constrained the ability of such carriers, during the pendency of the auction process, to participate in other discussions regarding acquiring aftermarket spectrum, like the 700 MHz License. Depending on the timing of the broadcast incentive spectrum auction, these anti-collusion rules could significantly constrain, for a period of time, the pool of possible purchasers of the 700 MHz License, which could materially and adversely affect the amount of proceeds realized on any sale of the 700 MHz License and thus the value of the CVR.

The 700 MHz License also faces certain interoperability constraints. As an "A block" spectrum license, the 700 MHz License authorizes operations on frequency "Band Class 12," which is a band not widely used by other wireless communications carriers due, in part, to the DTV interference mentioned above. Since wireless handsets must be manufactured to operate on particular spectrum bands, this results in fewer handsets being manufactured for Band Class 12, making it more difficult for holders of A block licenses such as the 700 MHz License to achieve economies of scale when purchasing handsets.

In addition, the ability to roam with a Band Class 12 handset is limited due to the limited use of Band Class 12 spectrum by wireless communications carriers. As a result, Band Class 12 handsets must contain additional hardware in order to roam on additional bands. This additional hardware typically adds size and cost to the handsets, making them less desirable for customers.

In the 700 MHz Interoperability Order, the FCC adopted an industry compromise under which AT&T has agreed to take certain actions to promote device interoperability within the 700 MHz band, subject to certain conditions. These actions include AT&T’s agreeing to deploy Multi-Frequency Band Indicator, or MFBI, capabilities into its network by September 30, 2015, subject to an extension or waiver process. By that same date, under the compromise AT&T will begin a phased roll-out of devices capable of supporting Band Class 12 and will provide LTE roaming to carriers with compatible Band Class 12 devices, consistent with the FCC’s rules on roaming. In conjunction with the actions to be taken by AT&T, as discussed above, Dish Network has agreed to operate in accordance with lower power limits on its lower 700 MHz E block licenses.

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

Transfer and Assignment. The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a commercial wireless license, with limited exceptions. The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling membership interests in an entity that holds a wireless license generally may be bought or sold without FCC approval. The FCC engages in a case-by-case review of transactions that involve the consolidation of spectrum licenses or leases and applies a spectrum "screen" in examining such transactions. This screen and the rules and criteria that the FCC uses for evaluating spectrum aggregation generally are under review in a pending FCC proceeding. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any pending or future requests for approval of assignment or transfer of control applications that we file, in general we believe the FCC will approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide wireless service, if the FCC were to disapprove any such filing, our business plans would be adversely affected.

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

The FCC has adopted an order codifying and supplementing its previous internet openness principles (sometimes referred to as "network neutrality" principles) into binding rules. These rules are intended to ensure that consumers are able to access the lawful internet content, applications, and services of their choice, and to attach non-harmful devices to the network. The rules also require greater transparency regarding providers' network management practices. The rules in this proceeding were recently vacated by a federal court and it is unclear whether the FCC will seek further judicial review or attempt to issue new rules. Any new rules would likely contain uncertainties that would require future case-by-case interpretation and enforcement by the FCC in specific complaints. Any new rules and pending review and complaint proceedings affecting their interpretation and enforcement could have significant operational implications for how we manage traffic on our network, the applications and devices that could be used on our networks, and our consumer disclosure practices. We cannot predict how any such rules, or their interpretation or enforcement, would affect our business, financial condition and results of operations.

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

We participate in the federal government's Lifeline program, which provides support from the USF to subsidize discounted telecommunications services for qualified low-income consumers. In order to participate in the Lifeline program in any given state, a carrier must be designated as an ETC in that state. As of December 31, 2013, Cricket had been designated as an ETC in 28 states and the District of Columbia. In January 2012, the FCC adopted an order regarding the Lifeline program, the stated purpose of which is to streamline the administration of the program and to implement measures to curb perceived waste, fraud and abuse in the program. In addition, various states are considering or enacting rules with similar stated purposes as the FCC order. In connection with the FCC's order, among other things, we are required to have our Lifeline customers re-certify on an annual basis their eligibility to participate in the program. These requirements could result in the loss of Lifeline customers and associated funding from the USF if these customers fail to meet the FCC's eligibility standards or fail to respond to requests to re-certify their eligibility. Further, the FCC is developing a National Lifeline Accountability Database, the primary purpose of which will be to validate the identity of Lifeline customers and prevent Lifeline support from being provided to more than one eligible recipient per household in accordance with FCC regulations. While the timing of the deployment of the database is uncertain, its implementation and use could reduce the number of customers we enroll in our Lifeline programs and thus the amount of Lifeline funding we receive. In addition, the FCC could pursue enforcement action against us and impose monetary penalties if it were to conclude that we violated any of the Lifeline rules. In addition, future action by Congress, the FCC, or the states in which we have been designated as an ETC could reduce or eliminate the amount of Lifeline funding we receive for providing wireless service to certain qualifying low income customers, which could result in the loss of subscribers and the associated service revenue.

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

We also are subject, or potentially subject, to numerous additional rules and requirements, including universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings exploring the possible re-imposition of bright-line spectrum aggregation requirements and/or adjustment of the FCC’s case-by-case spectrum screens; further regulation of special access used for wireless backhaul services; regulation surrounding the deployment of advanced wireless broadband infrastructure; the imposition of text-to-911 capabilities; and the transition to IP networks, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements generally are the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

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

Intellectual Property

We have pursued registration of our primary trademarks and service marks in the United States. Leap is a U.S. registered trademark and the Leap logo is a trademark of Leap. Cricket, Cricket with Stylized K, Cricket Wireless with Stylized K, Cricket Clicks, Color Green Trade Dress, Muve, Muve Music, Muve First, Muve Headliner, MyPerks, Flex Bucket, Real Unlimited Unreal Savings and the Cricket "K" are U.S. registered trademarks of Cricket. In addition, the following are trademarks or service marks of Cricket: BridgePay, Cricket By Week, Cricket Choice, Cricket Connect, Cricket Nation, Cricket PAYGo, Muve Money, Cricket Crosswave, Seek Music, Cricket MyPerks and Cricket Wireless Internet Service. All other trademarks are the property of their respective owners.

We also have several patents and have several patent applications pending in the United States relating to telecommunications and related services. However, our business is not substantially dependent upon any of our patents or patent applications. We believe that our technical expertise, network technology, operational efficiency, cost structure and ability to introduce new products in a timely manner are more critical to maintaining our competitive position in the future.

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

Financial Information Concerning Segments and Geographical Information

Financial information concerning our operating segment and the geographic area in which we operate is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this report.

Employees

As of December 31, 2013, we had 2,984 employees.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, although during 2012 we experienced our lowest customer activity during the fourth quarter due, in part, to handset price increases that we introduced in the third quarter. Based on historical results, we also generally expect churn to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in the competitive landscape, service plan pricing, device availability, economic conditions, and high unemployment (particularly in the lower-income segment of our customer base), any of which may either offset or magnify certain seasonal effects. Customer activity can also be strongly affected by promotional and retention efforts that we undertake. For example, from time to time, we lower the price on select smartphones for customers who activate a new line of service and then transfer phone numbers previously used with other carriers. This type of promotion is intended to drive significant, new customer activity for our smartphone handsets and their accompanying higher-priced service plans. We also frequently offer existing customers the opportunity to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We also utilize retention programs to encourage existing customers whose service may have been suspended for failure to timely pay to continue service with us for a reduced or free amount for a limited period of time. In addition, during holiday and other key selling periods, we may also increase device subsidies to try to generate additional sales volume. The design, size and duration of our promotional and retention programs vary over time in response to changing market conditions. We believe that our promotional and retention efforts, including those efforts described above, have generally provided and continue to provide important long-term benefits to us, including by helping us attract new customers for our wireless services or by extending the period of time over which customers use our services, thus allowing us to obtain additional revenue from handsets we have already sold. The success of any of these activities depends upon many factors, including the costs that we incur to attract or retain customers and the length of time these customers continue to use our services. Sales activity that would otherwise have been expected based on seasonal trends can also be negatively impacted by factors we have experienced in the past such as billing system disruptions, promotional and retention efforts not performing as expected, device quality issues, and inventory shortages.

Inflation

We believe inflation has not had a material effect on our results of operations.

Item 1A.	Risk Factors

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

If the Merger is not consummated, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of Leap common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. The evolving competitive landscape has negatively impacted our financial and operating results in recent quarters, as evidenced by a 26.5% reduction in the total number of our customers between March 31, 2012 and December 31, 2013, which resulted in significant declines in our service revenues and cash generated from operations. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors, to provide LTE-based services and meet increasing customer demand for high data throughput speeds, and to keep our costs low. If the Merger is not completed as expected, and if we are unable to successfully respond to the competitive environment and we continue to lose customers at our current pace, we project that we will need to generate additional capital resources by mid-2015. Under such circumstances, we expect that we would be required to take actions to increase our liquidity, such as significantly reducing operating activities and associated operating expenses, significantly delaying or reducing capital expenditures, selling assets, including spectrum not currently utilized in our business operations or other business assets, or pursuing capital or credit markets activities. However, there can be no assurances that we would be successful in any such efforts or that any or all of these actions would be sufficient to allow us to fund our liquidity needs. Furthermore, we currently have limited capacity to incur additional debt under our senior secured credit agreement, or the Credit Agreement, and the indenture governing Cricket's senior notes, and we do not forecast having increases in such capacity in the near term or beyond. The evolving competitive landscape may also result in more competitive pricing, higher costs, lower customer additions and higher customer turnover than we project, any of which results or actions could materially adversely impact our capital requirements and require that we generate additional capital resources sooner than we currently project. As a result, failure to consummate the Merger, or any significant delay in consummating the Merger, including by a delay in receipt of necessary governmental approvals, could have a material adverse effect on our business, financial condition and results of operations.

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

Our 700 MHz License in Chicago Is Subject to Interference and Interoperability Issues, Which Could Delay or Impede the Realization of Value of the CVRs for Leap Stockholders or, if the Merger Is Not Consummated, Our Ability to Expand Our Service Capacity in the Chicago Market.

Our 700 MHz License was purchased from Verizon Wireless for $204 million in August 2012. The wireless spectrum covered by the 700 MHz License was previously occupied by television broadcast stations but was made available by the FCC for commercial and public safety services as a result of the DTV transition. The 700 MHz License was granted for a ten-year term expiring on June 13, 2019. Until recently, as a condition of obtaining the license, 700 MHz A block licensees were required to provide signal coverage and offer service to (1) at least 35% of the geographic area of the license within four years of the initial license grant, and (2) at least 70% of the geographic area of the license at the end of the license term. The licensee was also required to file construction notifications, all necessary supporting documentation and required certifications with the FCC to demonstrate compliance with these interim and end-of-term construction benchmarks. Any licensee that failed to meet the interim requirement within its license area would have its license term reduced from ten to eight years, thus requiring the licensee to meet the end-of-term benchmark at an accelerated schedule. Licensees that did not meet the interim construction benchmarks could also be subject to monetary forfeitures and the loss of authority to operate in part of the unserved area. For those licenses for which the end-of-term performance requirements had not been met, the unused portion of the license would terminate automatically without FCC action and would become available for reassignment, subject to the "keep-what-you-use" rule.

We have been engaged in the first stages of development of the 700 MHz License. In connection with the development and operation of the license, we must coordinate with adjacent spectrum licensees to minimize interference from and into our mobile wireless service. One of the adjacent licensees in the lower 700 MHz E block, an affiliate of Dish Network, had been authorized to operate on its license at higher power levels than other lower 700 MHz licensees such as Leap that operate on different frequency blocks. In a recently issued FCC order, which we refer to as the 700 MHz Interoperability Order, the FCC altered the technical parameters of lower 700 MHz E block licenses, including lowering authorized E block licensee power levels. We and Dish Network have begun preliminary coordination efforts, and our preliminary analysis indicates that we should be able to coexist with E block operations that are consistent with the lower power levels in the 700 MHz Interoperability Order. However, once we or any subsequent purchaser of the 700 MHz License were to determine the parameters of our or its actual operations in the vicinity of Dish Network’s transmitter, we or such subsequent purchaser would need to coordinate such operations with Dish Network, and there can be no assurance that we or such purchaser would be successful in doing so.

We must also coordinate with the incumbent broadcaster on DTV Channel 51 to reduce possible signal interference in order to commence operations using the 700 MHz License. Based upon third-party technical and statistical analyses we have commissioned, we do not believe there is any harmful interference between the 700 MHz License and DTV Channel 51 operations and have sought the concurrence of the incumbent broadcaster on DTV Channel 51. Because the incumbent broadcaster has not concurred with our determination to date, we have also filed a petition with the FCC seeking relief from the agency's DTV interference protection requirements. That petition has been vigorously opposed by the incumbent Channel 51 broadcaster, as well as by the broadcast trade association. The opponents have argued that we have not met the standard for a waiver of the FCC’s DTV protection criteria. The incumbent broadcaster has also argued that wireless operations using the 700 MHz License will cause severe interference with Channel 51 operations and has submitted its own technical analysis that contradicts the third-party reports we commissioned.

It is also possible that any purported interference of the 700 MHz License operations with DTV Channel 51 operations could be eliminated by the future broadcast incentive spectrum auction that is currently expected to take place in 2015 or later, which may result in the movement of DTV Channel 51 to another spectrum band or other regulatory actions. For example, the FCC could revise its rules relating to interference between wireless operations and over-the-air broadcast service in ways that could facilitate usage of the 700 MHz License, including in connection with its current rulemaking proceeding for the future broadcast incentive spectrum auction. However, there can be no assurance that the FCC will grant relief on the terms we seek or at all, that any purported interference will be eliminated by the broadcast incentive spectrum auction or that any other regulatory action will be taken that will mitigate the purported interference or produce a more favorable operating environment for wireless carrier operations.

If we (or following the closing of the Merger, the stockholders' representative) are not able to resolve interference issues affecting the license, including by coordinating with adjacent licensees, obtaining the concurrence of the broadcaster on DTV Channel 51 or regulatory action (including receiving a waiver from the FCC, the interference being eliminated as a result of the future broadcast incentive spectrum auction or other actions), the value of the 700 MHz License and the CVR could be materially and adversely affected and could be zero. In addition, the initiation of the broadcast incentive spectrum auction could cause carriers that participate in that auction to be subject to anti-collusion rules that historically have significantly constrained the ability of such carriers, during the pendency of the auction process, to participate in other discussions regarding acquiring aftermarket spectrum, like the 700 MHz License. Depending on the timing of the broadcast incentive spectrum auction, these anti-collusion rules could significantly constrain, for a period of time, the pool of possible purchasers of the 700 MHz License, which could materially and adversely affect the amount of proceeds realized on any sale of the 700 MHz License and thus the value of the CVR.

The 700 MHz License also faces certain interoperability constraints. As an "A block" spectrum license, the 700 MHz License authorizes operations on frequency "Band Class 12," which is a band not widely used by other wireless communications carriers due, in part, to the DTV interference mentioned above. Since wireless handsets must be manufactured to operate on particular spectrum bands, this results in fewer handsets being manufactured for Band Class 12, making it more difficult for holders of A block licenses such as the 700 MHz License to achieve economies of scale when purchasing handsets.

In addition, the ability to roam with a Band Class 12 handset is limited due to the limited use of Band Class 12 spectrum by wireless communications carriers. As a result, Band Class 12 handsets must contain additional hardware in order to roam on additional bands. This additional hardware typically adds size and cost to the handsets, making them less desirable for customers.

In the 700 MHz Interoperability Order, the FCC adopted an industry compromise under which AT&T has agreed to take certain actions to promote device interoperability within the 700 MHz band, subject to certain conditions. These actions include AT&T’s agreeing to deploy Multi-Frequency Band Indicator, or MFBI, capabilities into its network by September 30, 2015, subject to an extension or waiver process. By that same date, under the compromise AT&T will begin a phased roll-out of devices capable of supporting Band Class 12 and will provide LTE roaming to carriers with compatible Band Class 12 devices, consistent with the FCC’s rules on roaming. In conjunction with the actions to be taken by AT&T, as discussed above, Dish Network has agreed to operate in accordance with lower power limits on its lower 700 MHz E block licenses.

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

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced a net loss of $603.5 million, $187.3 million and $317.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. We may not generate profits in the future on a consistent basis or at all. Our strategic objectives depend on our ability to successfully and cost-effectively operate our markets, on our ability to forecast and respond appropriately to changes in the competitive and economic environment, on the successful enhancement of our distribution channels, and on customer acceptance of our Cricket product and service offerings. If we fail to attract and retain additional customers for our Cricket products and services and fail to achieve consistent profitability in the future, that failure could have a material adverse effect on our financial condition.

Our Strategic Plans Require that We Retain and Grow Our Current Customer Base; Our Failure to Do So Negatively Affects Our Business Plans and Financial Outlook.

We experienced a 26.5% reduction in the total number of our customers between March 31, 2012 and December 31, 2013. In addition, our growth has varied substantially in the past. We believe that the recent customer losses and the uneven growth we have experienced generally reflect increased and intensified competition in the wireless telecommunications market, increasing customer demand for the high data throughput speeds available on 4G LTE networks, promotional activity, seasonal trends in customer activity and varying national economic conditions. Our ability to retain and grow our customer base and to achieve increased customer penetration levels in our markets is subject to a number of risks, including, among other things: increased competition; challenges in managing or increasing our network capacity or service offerings to meet increasing customer demand; the LTE technology deployment alternatives available to us; the defection of third-party dealers and distributors to competitors; promotional or retention activities that do not perform as expected; device quality, availability and selection issues; inventory shortages; device pricing; unfavorable economic conditions (which may have a disproportionate negative impact on portions of our customer base); our inability to successfully enhance our distribution channels; billing or other system or service disruptions; adverse changes in the legislative and regulatory environment; and other factors that may limit our ability to grow our customer base. Our strategic plans depend heavily upon the efforts of our authorized dealers, distributors and national retail partners, which together constitute the significant majority of our sales and distribution presence. If we are unable to offer customers compelling products and services, we could lose distribution partners. If we continue to lose customers or are unable to attract and retain a growing customer base, that failure could have a material adverse effect on our business, financial condition and results of operations.

The Operation of Our Business Requires a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control.

Our business requires that we generate a significant amount of cash flow from operations to fund ongoing liquidity requirements, including payments on our indebtedness. Our ability to generate cash flow from operations is subject to our operational performance and to general competitive, economic, financial, legislative, regulatory and other factors that are beyond our control. Our service revenues have significantly declined in recent quarters, primarily due to our net customer losses. We cannot assure you that our business will generate sufficient cash flow from operations to fund our ongoing liquidity needs. If cash flow from operations is insufficient, we may be required to take actions, such as significantly reducing operating activities and associated operating expenses, significantly delaying or reducing capital expenditures, selling assets, including spectrum not currently utilized in our business operations or other business assets, or pursuing capital or credit markets activities. However, there can be no assurances that we would be successful in any such efforts or that any or all of these actions would be sufficient to allow us to fund our liquidity needs. In addition, our ability to undertake these actions may be restricted by the terms of the Merger Agreement unless consented to by AT&T. Furthermore, we currently have limited capacity to incur additional debt under our Credit Agreement and the indenture governing Cricket's senior notes, and we do not forecast having increases in such capacity in the near term or beyond.

We Face Significant Competition, Which Could Have a Material Adverse Effect on Demand for Cricket Service.

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, VoIP service providers, traditional landline service providers, cable companies and mobile satellite service providers. In addition, we may face additional competition from new entrants in the wireless marketplace. Competition in the wireless industry has increased and intensified in recent quarters, particularly from carriers and their affiliated brands with robust nationwide networks and significantly greater deployment of 4G LTE technology.

Many of our competitors have greater advantages of scale, larger spectrum holdings, larger network footprints, access to greater amounts of capital, greater technical, sales, marketing and distribution resources, greater name and brand recognition and established relationships with a larger base of current and potential customers. Many of our competitors also offer LTE services over a significantly larger geographic area than we do, enabling them to better meet increasing customer demand for higher data throughput speeds to support mobile applications and mobile broadband use. These advantages may allow our competitors to provide service offerings with more extensive features and options than those we currently provide; to offer the latest and most popular devices through exclusive vendor arrangements; to offer lower out-the-door pricing for smartphone devices by offering greater device subsidies than we do; to market to broader customer segments and offer service over larger geographic areas than we can; to offer bundled service offerings that include landline phone, television and internet services that we are not able to duplicate; to better attract and retain third-party dealers and distributors; and to purchase equipment, supplies, devices and services at lower prices than we can. As device selection and pricing become increasingly important to customers, any restriction on our ability to offer customers the latest and most popular devices as a result of exclusive dealings between device manufacturers and our larger competitors could put us at a significant competitive disadvantage and make it more difficult for us to attract and retain customers. We also anticipate that demand for CDMA-AWS handsets will decrease in the future and, as a result, that the selection of such handsets will diminish and prices will increase. In addition, further industry consolidation may result in vendors and suppliers devoting an increasing percentage of their time and resources to assisting larger wireless companies or terminating relationships with us. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, advantages that our competitors may have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide voice and data roaming services, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to some carriers' control over the terms and conditions of wholesale roaming services.

These competitive pressures have continued to increase and intensify with recent market consolidation and other strategic transactions, including Verizon Wireless' acquisition of significant amounts of spectrum from SpectrumCo in August 2012, the combination of T-Mobile and MetroPCS in April 2013 and Softbank's acquisition of an approximately 70% ownership position in Sprint in July 2013. In particular, we have been experiencing increased competition in many of our core Cricket markets from nationwide carriers increasingly targeting the prepaid segment, including from T-Mobile's nationwide expansion of the MetroPCS prepaid brand utilizing the T-Mobile 4G LTE network.

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

In addition to our voice offerings, many companies offer other products and services that compete with those we offer. For example, there are numerous music services that compete with our Muve Music service, including the iTunes service offered by Apple, and various streaming services offered by Rhapsody, Pandora, Spotify, Beats Music and others. These various service offerings have presented, and are expected to continue to present, strong competition in markets in which our offerings overlap.

The evolving competitive landscape has negatively impacted our financial and operating results in recent years, as evidenced by a 26.5% reduction in the total number of our customers between March 31, 2012 and December 31, 2013. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors, to provide LTE-based services and meet increasing customer demand for high data throughput speeds, and to keep our costs low. Our competitiveness will also depend on our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings and our ability to retain and expand our customer base. The evolving competitive landscape may result in more competitive pricing, higher costs, lower customer additions and higher customer turnover than we project. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

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

Many of our facilities-based competitors have deployed next-generation LTE network technology across a substantial portion of their network footprint and have the spectrum depth to be able to provide faster data throughput speeds on their LTE networks than we can. If we are unable to offer our customers cost-effective LTE services to meet increasing customer demand for higher data throughput speeds to support mobile applications and mobile broadband use, such failure would have a material adverse effect on our competitive position and our business, financial condition and results of operations. In addition, the pace and scope at which we offer LTE services could impact us in a number of ways. If we are unable to offer customers LTE services to the extent provided by other wireless carriers, we may have difficulty attracting and retaining customers for our wireless products and services, providing customers with attractive handset offerings and procuring cost-effective vendor support for our network infrastructure.

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

In June 2013, T-Mobile announced that the migration of legacy MetroPCS customers onto its HSPA+ and LTE network was ahead of schedule and that T-Mobile expected to complete migration by the end of 2015. The shutdown of the legacy MetroPCS CDMA network is likely to result in Leap being the sole U.S. carrier operating a CDMA network on AWS frequencies. As a result, we anticipate that demand for CDMA-AWS handsets will decrease in the future and, as a result, that the selection of such handsets will diminish and prices will increase. There can be no assurance that we will continue to be able to cost-effectively procure AWS-compatible devices in the future.

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

General Economic Conditions May Adversely Affect Our Business, Financial Performance or Ability to Obtain Financing on Reasonable Terms or at All.

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

In addition, U.S. credit markets have in recent years experienced significant dislocations and liquidity disruptions. Because our $1,813.9 million in aggregate principal amount of outstanding borrowings under our Credit Agreement bears interest at a floating rate, significant adverse changes and trends in interest rates could materially impact our borrowing costs. In addition, uncertainty in the capital markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. General economic conditions, combined with intensified competition in the wireless telecommunications industry and other factors, have also adversely affected the trading prices of equity securities of many U.S. companies, including Leap, which could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

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
We purchased approximately one-half of our first-year minimum purchase commitment through June 2013, which purchases were approximately $100 million below our first-year minimum purchase commitment. Due to our efforts to expand sales volume for the iPhone, we have not been required to purchase additional handsets to meet our first-year minimum purchase commitment. Based on our current network footprint and product offerings, we currently estimate that our iPhone purchases for the second year would be approximately $200 million below our second-year minimum purchase commitment and our purchases for the third year would be approximately $300 million below our third-year minimum purchase commitment. We believe that we would be able to increase our current iPhone sales rate and purchase and sell the total required number of devices over the three-year period of the commitment and for a subsequent inventory sell-through period of 12 to 18 months. The actual amount that we spend and the number of devices that we purchase over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device, future costs for the device, the success of our marketing and advertising efforts, customer demand for devices offered by other manufacturers and other factors. If our proposed Merger with AT&T is not completed as expected, and we were required to meet the annual minimum commitment in any year of the contract term and we were unable to sell such additional devices at the rates and prices we project, such shortfall could have a material adverse impact on our business, results of operations and financial condition.
Wholesale Agreement

In August 2010, we entered into a wholesale agreement with an affiliate of Sprint, which we use to offer Cricket services in nationwide retailers outside of our current network footprint. We have agreed, among other things, to purchase a minimum of $300 million of wholesale services over the initial five-year term of the agreement, with the following annual minimum purchase commitments: $20 million in 2011; $75 million in 2012; $80 million in 2013; $75 million in 2014; and $50 million in 2015. We entered into an amendment to the wholesale agreement in February 2013 to enable us to purchase 4G LTE services. In addition, under the amendment, we can credit up to $162 million of revenue we provide Sprint under other existing commercial arrangements against the minimum purchase commitment. Any wholesale revenue we provide to Sprint in a given year above the minimum purchase commitment for that particular year is credited to the next succeeding year. However, to the extent the revenues we provide Sprint were to fall beneath the applicable commitment amount for any given year, excess revenues from a subsequent year could not be carried back to offset such shortfall.

Other Agreements
In recent years we have entered into other agreements with significant purchase commitments, including agreements with music content providers, which required us to purchase certain minimum amounts of content for our Muve Music service. We may enter into additional agreements with vendors with significant purchase commitments in the future to enable us to offer enhanced products and services or to obtain more favorable overall purchasing terms and conditions.

There are numerous risks and uncertainties that could impact our ability to realize the expected benefits from these arrangements or any new ones we may enter into. We cannot guarantee that customers will accept our products and service offerings at the levels we expect, that prices will not decline to levels below what we have negotiated to pay or that we will be able to satisfy any purchase commitments. Since introducing our products in nationwide retailers in September 2011, our MVNO offering has fallen short of expectations. As a result, we significantly reduced the number of locations in which we offer our products in the nationwide retail channel from approximately 13,000 locations at June 30, 2012 to approximately 5,100 locations at December 31, 2013, which may impact our sales volumes and therefore the amount of services we may purchase under the wholesale agreement. Furthermore, we cannot guarantee that we will be able to renew these agreements or any future agreement on terms that will be acceptable to us. If we are unable to attract new wireless customers and sell our products and services at the levels we expect, our ability to derive benefits from these agreements or any future agreement we enter into could be limited, which could materially adversely affect our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us from Fulfilling Our Obligations. We May Be Unable to Refinance Our Indebtedness Prior to Maturity.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2013, our total outstanding principal amount of indebtedness was $3,662.1 million, including $1,813.9 million in aggregate principal amount of outstanding borrowings under our Credit Agreement, $248.2 million in aggregate principal amount of 4.50% convertible senior notes due 2014 and $1,600.0 million in aggregate principal amount of 7.75% senior notes due 2020.

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

In addition, we cannot guarantee that we will be able to repay or refinance all or any portion of our indebtedness prior to its maturity. If we are unable to repay or refinance our indebtedness as planned, we will likely be required to take additional actions to generate liquidity such as significantly reducing operating activities and associated operating expenses, significantly delaying or reducing capital expenditures, selling assets, including spectrum not currently utilized in our business operations or other business assets, or pursuing credit or capital markets activities. There can be no assurance, however, that we will be able to obtain sufficient funds to enable us to repay or refinance any of our indebtedness on commercially reasonable terms or at all.

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

We currently have limited capacity to incur additional debt under our Credit Agreement and the indenture governing Cricket's senior notes, and we do not forecast having increases in such capacity in the near term or beyond. We may, however, incur additional indebtedness in the future, as market conditions permit, to enhance our liquidity and to provide us with additional flexibility to pursue business investment initiatives, which could consist of debt financing from the public and/or private credit or capital markets. However, our ability to undertake these transactions may be restricted by the terms of the Merger Agreement unless consented to by AT&T. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. In addition, depending on the timing and extent of any additional indebtedness that we could incur and our then-current consolidated leverage ratio, such additional amounts could potentially result in the issuance of adverse credit ratings affecting us and/or our outstanding indebtedness. Any future adverse credit ratings could make it more difficult or expensive for us to borrow in the future and could affect the trading prices of our senior notes, our convertible senior notes and our common stock.

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

We currently have limited capacity to incur additional debt under our Credit Agreement and the indenture governing Cricket's senior notes, and we do not forecast having increases in such capacity in the near term or beyond. If our proposed Merger with AT&T is not completed as expected, and if we are unable to successfully respond to the competitive environment and we continue to lose customers at our current pace, our limited ability to incur additional debt as a source of liquidity could have a material adverse impact on our business, results of operations and financial condition.

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

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. Generally, there are multiple sources for the types of products and services we purchase or use. However, we currently rely on one key vendor for billing services, a single vendor to support the platform for our Muve Music service, a single vendor for the operation of our network operations center, a limited number of vendors for voice and data communications transport services and a limited number of vendors for payment processing services. We have also entered into an inventory logistics and supply chain outsourcing arrangement with a third party to manage the planning, purchasing and fulfillment of handsets and other devices. We have also recently entered into outsourcing agreements to transition various network operations, IT and service desk functions to new vendors.

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

Media reports have suggested that the use of wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Certain class action lawsuits have been filed in the industry claiming damages for alleged health problems arising from the use of wireless handsets. We are currently a defendant in a matter brought by an individual alleging that one of our wireless handsets caused brain cancer. The World Health Organization's International Agency for Research of Cancer has also stated that exposure to wireless handsets may be carcinogenic. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, anti-lock brakes, hearing aids and other medical devices. The FCC has indicated that it plans to gather additional data regarding handset emissions and has opened a proceeding to evaluate whether any changes to radio frequency exposure limits are necessary. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated.

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

The implementation of significant new systems often involves delays and disruptions in connection with the transition to and operation of the new systems. From time to time after the launch of our customer billing system in the second quarter of 2011, we experienced intermittent disruptions with certain aspects of the system, which limited our ability to activate new customers and to provide account services to current customers. We believe that these system issues had the effect of reducing our gross customer additions and increasing churn. Although we believe that we largely identified and remedied the causes of these disruptions, we still experience intermittent outages with our customer billing system from time to time and we cannot assure you that we will not experience additional disruptions in the future. Future significant difficulties in operating our customer billing system or other systems could materially impact our ability to attract and retain customers or to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience decreased gross customer additions, higher churn, reduced revenues and increased costs or could suffer material weaknesses in our internal control over financial reporting, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

In addition, we cannot guarantee that these systems will improve our business operations, including our ability to manage and control device inventories. We implemented the inventory management system to assist us with the planning, purchasing and fulfillment of handsets and other devices. Prior to implementing this system, we experienced inventory shortages from time to time, most notably with certain of our strongest-selling devices, and these shortages had the effect of limiting customer activity. There can be no assurance that this system will improve device inventory management or that we will not experience inventory shortages in the future. Any failure to effectively manage and control our device inventories could adversely affect our ability to gain new customers and have a material adverse effect on our business, financial condition and results of operations.

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

We generally seek to enter into indemnification agreements with the manufacturers, licensors and vendors who provide us with the equipment, software and technology that we use in our business to help protect us against possible infringement claims. However, we do not have indemnification arrangements with all of our partners and suppliers. In addition, to the extent that there is an indemnification arrangement in place, depending on the nature and scope of a possible claim, we may not be entitled to seek indemnification under the terms of the agreement. We also cannot guarantee that the financial condition of an indemnifying party would be sufficient to protect us against all losses associated with infringement claims or that we would be fully indemnified against all possible losses associated with a possible claim. In addition, our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business, which could have the effect of slowing or limiting our ability to introduce products and services to our customers. Moreover, we may be subject to claims that products, software and services provided by different vendors, which we combine to offer our services, may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier is valid or successful, it could materially adversely affect our business, financial condition or results of operations by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all) or requiring us to redesign our business operations or systems to avoid claims of infringement. In addition, infringement claims against our suppliers could also require us to purchase products and services at higher prices or from different suppliers and could adversely affect our business by delaying our ability to offer certain products and services to our customers.

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

In addition, legislative or regulatory action could be taken that could limit our ability to use certain foreign vendors to supply us with equipment, materials or other services that we use in our business operations. For example, we previously acquired network equipment from a Chinese company (Huawei), which is currently used to support approximately 20% of our covered POPs. Members of the U.S. Congress and certain regulatory agencies have raised concerns about American companies purchasing equipment and software from Chinese telecommunications companies, including concerns relating to alleged violations of intellectual property rights by Chinese companies and potential security risks posed by U.S. companies purchasing technical equipment and software from Chinese companies. In October 2012, the U.S. House of Representatives Permanent Select Committee on Intelligence issued a report asserting that network equipment manufactured by Chinese telecommunications companies poses a security threat to the United States and recommending the use of other network vendors. The report also recommends that Congress consider adopting legislation to address the purported risk posed by telecommunications companies with nation-state ties. Media outlets have reported that Huawei is planning to cease selling network equipment in the United States. Any legislative or regulatory requirement that restricts us from purchasing or utilizing equipment or software from Huawei or other Chinese or other foreign companies, any determination by such suppliers to cease doing business in the United States, or any determination that we otherwise make that it is advantageous for us to cease doing business with these companies could require changes in our equipment procurement activities and business operations and make it more difficult for us to maintain our network and other assets.

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

We participate in the federal government's Lifeline program, which provides support from the USF to subsidize discounted telecommunications services for qualified low-income consumers. In order to participate in the Lifeline program in any given state, a carrier must be designated as an eligible telecommunications carrier, or ETC, in that state. As of December 31, 2013, Cricket had been designated as an ETC in 28 states and the District of Columbia. In January 2012, the FCC adopted an order regarding the Lifeline program, the stated purpose of which is to streamline the administration of the program and to implement measures to curb perceived waste, fraud and abuse in the program. In addition, various states are considering or enacting rules with similar stated purposes as the FCC order. In connection with the FCC's order, among other things, we are required to have our Lifeline customers re-certify on an annual basis their eligibility to participate in the program. These requirements could result in the loss of Lifeline customers and associated funding from the USF if these customers fail to meet the FCC's eligibility standards or fail to respond to requests to re-certify their eligibility. Further, the FCC is developing a National Lifeline Accountability Database, the primary purpose of which will be to validate the identity of Lifeline customers and prevent Lifeline support from being provided to more than one eligible recipient per household in accordance with FCC regulations. While the timing of the deployment of the database is uncertain, its implementation and use could reduce the number of customers we could enroll in our Lifeline programs and thus reduce the amount of Lifeline funding we receive. In addition, the FCC could pursue enforcement action against us and impose monetary penalties if it were to conclude that we violated any of the Lifeline rules. In addition, future action by Congress, the FCC, or the states in which we have been designated as an ETC could reduce or eliminate the amount of Lifeline funding we receive for providing wireless service to certain qualifying low income customers, which could result in the loss of subscribers and the associated service revenue.

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

We also are subject, or potentially subject, to numerous additional rules and requirements, including universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings exploring the possible re-imposition of bright-line spectrum aggregation requirements and/or adjustment of the FCC’s case-by-case spectrum screens; further regulation of special access used for wireless backhaul services; regulation surrounding the deployment of advanced wireless broadband infrastructure; the imposition of text-to-911 capabilities; and the transition to IP networks, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements generally are the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

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

Wireless Licenses Comprise a Significant Portion of our Assets; Future Declines in the Fair Value of Our Licenses Could Result in Impairment Charges.
As of December 31, 2013, the carrying value of our wireless licenses was approximately $2.1 billion. These assets by their nature, however, may not be readily saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses. In addition, the amount that we could realize upon any sale of our wireless licenses could materially differ from their carrying value. Valuation swings could occur for a variety of reasons relating to supply and demand, including consolidation in the wireless industry that allows or requires carriers to sell significant portions of their spectrum holdings, a sudden, large sale of spectrum by one or more carriers, or a decline in market prices as a result of the sale prices in FCC auctions.
We assess potential impairments to our indefinite-lived intangible assets, including our wireless licenses, annually during the third quarter of each year. We also evaluate on a quarterly basis whether any triggering events or changes in circumstances have occurred subsequent to the annual impairment test that would indicate an impairment condition exists. We estimate the fair value of our wireless licenses primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions, pricing trends among historical wireless license transactions, our spectrum holdings within a given market relative to other carriers' holdings and qualitative demographic and economic information concerning the areas that comprise our markets. No impairment charges were recorded for the years ended December 31, 2013 or December 31,

2012 with respect to our wireless licenses. During the year ended December 31, 2011, we recorded an impairment charge of $0.4 million with respect to our wireless licenses. A significant impairment loss in any future period could have a material adverse effect on our operating income and on the carrying value of our wireless licenses on our balance sheet.

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

Our business is managed by a small number of key executive officers, including our chief executive officer, or CEO, S. Douglas Hutcheson. In February 2012, we hired Robert A. Strickland as our chief technical officer. In May 2012, we hired Jerry V. Elliott as our chief financial officer, or CFO, and in November 2012 appointed him as president and chief operating officer. In November 2012, we hired R. Perley McBride as our CFO. In May 2013, we hired Julie Dexter Berg as our chief marketing officer.

As several members of senior management have been hired in the past few years, it may take time to fully integrate these individuals into their roles. In addition, if we were to lose the services of key individuals in the future, any such departures could materially and adversely impact how we manage and operate our business. We may also have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance.

Our Ability to Use Our Net Operating Loss Carryforwards to Reduce Future Possible Tax Payments Could Be Negatively Impacted if There Is an "Ownership Change" (as Defined Under Section 382 of the Internal Revenue Code); Our Tax Benefit Preservation Plan May Not Be Effective to Prevent an Ownership Change.

We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Subject to certain requirements, we may "carry forward" our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. During the year ended December 31, 2013, $69.8 million of our state NOLs expired. At December 31, 2013, we had federal and state NOLs of approximately $3.1 billion and $2.3 billion, respectively (which begin to expire in 2022 for federal income tax purposes and of which $92.8 million will expire at the end of 2014 for state income tax purposes). While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.2 billion, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period along with any impacts resulting from the Merger and, as such, there is no assurance we will be able to realize such tax savings.

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

During the fourth quarter of 2013, we reported that our internal control over financial reporting was not effective as of December 31, 2011 and 2012 due to the existence of a material weakness. The material weakness we identified in our internal control over financial reporting was that management failed to design and maintain a process to evaluate the completeness of the amount of capital expenditures that had not been paid in cash at the end of the period. Specifically, management did not design effective controls to properly classify purchases of property and equipment included in accounts payable at period end such that the consolidated statements of cash flows only included purchases of property and equipment as investing cash outflows when such amounts had been actually paid during the period. Accordingly, management concluded that our disclosure controls and procedures were not effective from December 31, 2011 through September 30, 2013.

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

Although we believe we have taken appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future or that no material weakness will result from any difficulties, errors, delays or disruptions from significant new internal systems we have implemented in recent years, including our customer billing system, inventory management system and point-of-sale system. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies, and may subject us to risk of litigation, for which we may incur substantial costs regardless of its outcome. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Related to Ownership of Leap Common Stock

Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.

The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of Leap common stock has been subject to wide fluctuations. Factors affecting the trading price of Leap common stock may include, among other things:

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 30% of Leap common stock as of February 18, 2014. Moreover, our two largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 35% of Leap common stock as of February 18, 2014. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap's assets and other matters.

Our resale shelf registration statement registers for resale 23,533,869 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 30% of Leap's outstanding common stock as of February 18, 2014. We have also agreed to register for resale any additional shares of common stock that these entities or their affiliates acquire. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap's stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

As of February 18, 2014, 79,780,364 shares of Leap common stock were issued and outstanding, and 5,544,096 additional shares of Leap common stock were reserved for issuance, including 3,607,842 shares reserved for issuance upon the exercise of outstanding stock options and deferred stock units under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan; 991,924 shares of common stock available for future issuance under our 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan; 531,620 shares reserved for issuance upon the exercise of outstanding stock options and deferred stock units under our 2009 Employment Inducement Equity Incentive Plan; 193,046 shares of common stock available for future issuance under our 2009 Employment Inducement Equity Incentive Plan; and 219,664 shares available for future issuance under our Amended and Restated Employee Stock Purchase Plan.

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

As of December 31, 2013, we leased approximately 9,600 cell sites, 25 switching centers and three warehouse facilities (which range in size from approximately 3,750 square feet to 16,000 square feet). In addition, we had 36 office leases in our individual markets that range from approximately 100 square feet to approximately 40,000 square feet. We also leased approximately 190 retail locations, comprised of our own Cricket retail stores and a smaller number of locations that we subleased to authorized dealers, which range in size from approximately 900 square feet to 4,000 square feet.

As of December 31, 2013, we leased office space totaling approximately 200,000 square feet for our corporate headquarters in San Diego. We use these offices for engineering and administrative purposes. As of such date, we also leased space, totaling approximately 100,000 square feet, for our facility in Denver for sales and marketing, product development, supply chain, engineering and information technology functions. We do not own any real property.

As we operate our business, we may lease additional or substitute office facilities, retail stores, cell sites, switch sites and warehouse facilities.

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

Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on favorable terms. Our policy is to recognize legal costs as incurred. It is possible, however, that our business, financial condition and results of operations in future periods could be materially adversely affected by increased litigation expenses, significant settlement costs and/or unfavorable damage awards.

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

On August 15, 2013, the Superior Court of the State of California entered an order consolidating the four California actions under the caption In re Leap Wireless International, Inc. Shareholder Litigation, Lead Case No. 37-2013-00058491-CU-BT-CTL. On August 19, 2013, plaintiffs in the consolidated Superior Court action filed a consolidated amended complaint against Leap, its directors, AT&T, and Merger Sub. Generally, the complaint alleges that the Leap directors breached their fiduciary duties by agreeing to the Merger Agreement for insufficient consideration, on improper terms, and with inadequate disclosure, and it alleges that these purported breaches were aided by AT&T and Merger Sub. The complaint seeks, among other relief, an injunction against the proposed Merger and damages.

On August 30, 2013, the Delaware Court of Chancery entered an order staying the Delaware action pending resolution of the consolidated action in California.

On October 17, 2013, following stipulated expedited discovery and negotiations among counsel to the parties, the parties entered into a memorandum of understanding regarding the settlement of the putative class actions, or the MOU. Although the defendants believe that no further disclosure was required to supplement the proxy statement for the Merger and deny that they acted improperly and that the process by which the proposed transaction was negotiated or is being implemented was insufficient in any way, the defendants agreed to enter into the MOU to avoid the risk that the putative stockholder class actions may delay or otherwise adversely affect the consummation of the Merger and to minimize the expense of defending such actions. Pursuant to the MOU Leap agreed to make certain supplemental disclosures related to the Merger. In addition, AT&T agreed to forbear from asserting its right to prevent termination of the voting agreement, dated July 12, 2013, among Leap, AT&T and affiliates of MHR Fund Management LLC, or MHR, if a "Change of Recommendation" (as defined in the Merger Agreement) was made by Leap as a result of a "Superior Proposal" (as defined in the Merger Agreement) as permitted by Section 6.2(f)(i) of the Merger Agreement, and to forbear from asserting its right to prevent a Change of Recommendation by Leap under Sections 6.2(f)(ii)(A), (B), (C), and (E) of the Merger Agreement.

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

Flat Wireless

On January 5, 2014, we filed an action against Flat Wireless, LLC, or Flat, in the U.S. District Court for the Southern District of California, which we refer to as the California Action. In the California Action, Cricket sought declaratory relief that it was entitled to sell its approximately 4% membership interest in Flat to a third party, subject to Cricket’s complying with the right of right refusal provisions set forth in the Amended and Restated Company Agreement of Flat Wireless, LLC, as amended, or the Flat LLC Agreement. On January 9, 2014, Flat filed suit against us in the District Court of Lubbock County, Texas, which we refer to as the Texas Action, seeking to prohibit Cricket from transferring its membership interest in Flat on the grounds that the third-party offer is allegedly not "bona fide." On that same date, Flat obtained, on an ex parte basis without any notice to us, a temporary restraining order, or TRO, which prohibited Cricket from any further action or attempts to transfer its membership interest pending further order of the court or expiration of the TRO. The TRO was subsequently extended, again ex parte, to February 6, 2014. On February 3, 2014, following a hearing, the Texas court (i) dissolved the TRO, (ii) denied Flat’s request for a temporary injunction, (iii) compelled Flat’s claims to arbitration, which we refer to as the Arbitration Proceeding, and (iv) stayed the case. Flat has appealed the denial of the temporary injunction, and that appeal remains pending. In addition, Flat filed a motion for temporary injunction with the Court of Appeal, which was denied on February 24, 2014, and a motion for preliminary injunction in the Arbitration Proceeding. In light of the Arbitration Proceeding, the parties have agreed that the California Action should be dismissed. On February 26, 2014, the arbitrator issued a preliminary injunction prohibiting Cricket from transferring the units to the prospective third party purchaser pending the final outcome of the Arbitration Proceeding, which is expected in April 2014. The disposition of Cricket’s membership interest in Flat is one of the conditions to the completion of the Merger with AT&T. On March 3, 2014, AT&T waived the condition. We believe that Flat’s claims in the appeal of the Texas Action and in the Arbitration Proceeding are without merit, and we will continue to defend vigorously our position in both proceedings.

M Seven

We are party to a civil action brought in June 2012 in the United States District Court for the Southern District of California by M Seven System Limited, or M Seven, against Cricket, a third-party handset design firm and two employees of that design firm (one of whom is a former employee of ours). M Seven alleges that Cricket, the third-party firm and its employees engaged in trade secret misappropriation, copyright infringement and violations of the DMCA in the design and distribution of the handsets. M Seven seeks compensatory damages in the form of lost profits or a reasonable royalty, disgorgement of defendants' profits, statutory damages, exemplary and/or punitive damages, pre- and post-judgment interest, attorneys' fees and costs and injunctive relief. On October 8, 2013, the District Court set a final pretrial conference of February 27, 2015, with a trial date to follow thereafter. M Seven previously filed civil and criminal actions in South Korea with similar allegations against our former employee, the handset design firm and its subcontractors. The handset design firm and its subcontractors were found liable in the civil matter and the subcontractors were found liable in the criminal action in South Korea. We, however, were not party to those actions and those judgments are not binding upon us or the District Court in the current matter.

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

	High($)	Low($)
Calendar Year - 2012
First Quarter	11.14	8.56
Second Quarter	8.78	4.78
Third Quarter	6.96	4.42
Fourth Quarter	7.59	5.18
Calendar Year - 2013
First Quarter	7.05	5.22
Second Quarter	6.73	5.38
Third Quarter	17.39	6.67
Fourth Quarter	17.44	15.67

On February 18, 2014, the last reported sale price of Leap common stock on the NASDAQ Global Select Market was $17.56 per share. As of February 18, 2014, there were 79,780,364 shares of common stock outstanding held by approximately 220 holders of record.

Dividends

Leap has not paid or declared any cash dividends on its common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. As more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms of our Credit Agreement and the indenture governing our senior notes restrict our ability to declare or pay dividends. We intend to retain future earnings, if any, to fund our business operations. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenues	$2,898,072	$3,142,341	$3,071,131	$2,697,203	$2,481,321
Operating income (loss)(1)(2)	(224,916)	157,763	(25,352)	(450,738)	31,124
Loss before income taxes	(557,884)	(129,373)	(278,300)	(742,542)	(197,354)
Income tax expense	(45,569)	(57,904)	(39,377)	(42,513)	(40,609)
Net loss	(603,453)	(187,277)	(317,677)	(785,055)	(237,963)
Accretion of redeemable non-controlling interests, net of tax	(37,355)	(2,015)	3,050	(86,898)	(1,529)
Net loss attributable to common stockholders	$(640,808)	$(189,292)	$(314,627)	$(871,953)	$(239,492)
Loss per share attributable to common stockholders
Basic(3)	$(8.20)	$(2.45)	$(4.11)	$(11.49)	$(3.30)
Diluted(3)	$(8.20)	$(2.45)	$(4.11)	$(11.49)	$(3.30)
Shares used in per share calculations:(3)
Basic	78,136	77,283	76,534	75,917	72,515
Diluted	78,136	77,283	76,534	75,917	72,515

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$531,245	$515,550	$345,243	$350,790	$174,999
Short-term investments	385,783	159,426	405,801	68,367	389,154
Working capital	346,936	379,792	314,508	85,305	272,974
Total assets	4,662,888	4,967,260	5,152,690	4,834,823	5,377,481
Capital leases	36,545	42,896	34,823	10,307	12,285
Current maturities of long-term debt	266,454	4,000	21,911	8,500	8,000
Long-term debt, net (excluding current maturities)	3,364,567	3,298,463	3,198,749	2,832,070	2,735,318
Total stockholders' equity (deficit)	(193,671)	433,132	613,315	911,282	1,690,530

(1)
We recorded a gain on sale, exchange or disposal of assets, net of $229.7 million for the year ended December 31, 2012. Refer to Note 7 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the wireless license dispositions resulting in the gain.

(2)
Refer to Note 5 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of the $477.3 million non-cash impairment recorded within operating income (loss) during the year ended December 31, 2010.

(3)
Refer to Note 3 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for an explanation of the calculation of basic and diluted earnings (loss) per share.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this report.

Overview

Company Overview

We are a wireless communications carrier that offers digital wireless services in the U.S. under the "Cricket" brand. Our Cricket service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check.

Cricket service is offered by Cricket, a wholly-owned subsidiary of Leap. Cricket service is also offered in South Texas by STX Operations, which Cricket controls through a 75.75% membership interest in STX Wireless, the parent company of STX Operations. For more information regarding this joint venture, see "Liquidity and Capital Resources — STX Wireless Joint Venture" below.

As of December 31, 2013, Cricket service was offered in 48 states and the District of Columbia across an extended area covering approximately 292 million POPs. As of December 31, 2013, we had approximately 4.6 million customers, and we owned wireless licenses covering an aggregate of approximately 137.7 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 97.1 million POPs as of December 31, 2013. The licenses we own provide an average of 23 MHz of spectrum capacity in our operating markets.

In addition to our Cricket network footprint, we have entered into roaming relationships with other wireless carriers that enable us to offer Cricket customers nationwide voice and data roaming services (including 4G LTE roaming services) over an extended service area. In 2010 we also entered into a wholesale agreement, which we use to offer Cricket services in a limited number of nationwide retailers outside of our current network footprint. These arrangements have enabled us to offer enhanced Cricket products and services, strengthen our retail presence in our existing markets and expand our distribution nationwide. In addition, we amended the wholesale agreement to enable us to purchase 4G LTE services. Since introducing our products in nationwide retailers in September 2011, our MVNO offering has fallen short of expectations. Accordingly, we determined to focus our efforts on those nationwide retailers that we believe provide the most attractive opportunities for our business. As a result, we reduced our total presence in the nationwide retail channel by nearly two-thirds, from approximately 13,000 locations at June 30, 2012 to approximately 5,100 locations at December 31, 2013.

Our business strategy includes our efforts to improve the experience we provide customers so that they choose to remain a Cricket customer for a longer period. As part of these efforts, we have improved our device activation process, the quality of our device portfolio, and the in-store and call center experience we provide to our customers. We are also focused on continually updating our product and service offerings to better meet the needs of current customers and to attract and retain new ones. Product and service offerings we have introduced in recent years include our Muve Music unlimited music download service, the Lifeline service offerings we have introduced in a number of states, and the third-party device financing programs we have introduced in our markets to help customers manage the cost of purchasing a handset. We are also focused on pursuing disciplined investment initiatives and remaining focused on our position as a low-cost provider of wireless telecommunications. Beginning in the second half of 2012, we increased pricing on our devices in an effort to better manage device subsidies and promote the addition of longer-tenured customers, although such changes have also had the effect of decreasing gross customer additions. In addition, we have streamlined and reduced our number of dealer locations and Cricket-owned stores to increase sales activity for more productive locations and reduce costs. The extent to which these initiatives and others we may introduce will positively impact our future financial and operational results will depend upon our ability to anticipate and respond to competitors' initiatives, our continued efforts to enhance the productivity of our distribution channels, continued customer acceptance of our product and service offerings and our ability to retain and expand our customer base.

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

The wireless telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, VoIP service providers, traditional landline service providers, cable companies and mobile satellite service providers. Competition in the wireless industry has increased and intensified in recent quarters, particularly from carriers and their affiliated brands with robust nationwide networks and significantly greater deployment of 4G LTE technology. In particular, we have been experiencing increased competition in many of our core Cricket markets from nationwide carriers increasingly targeting the prepaid segment, including from T-Mobile's nationwide expansion of the MetroPCS prepaid brand utilizing the T-Mobile 4G LTE network. This evolving competitive landscape has negatively impacted our financial and operating results in recent years, as evidenced by a 26.5% reduction in customers between March 31, 2012 and December 31, 2013. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors, to provide LTE-based services and meet increasing customer demand for high data throughput speeds, and to keep our costs low. The evolving competitive landscape may result in more competitive pricing, higher costs, lower customer additions and higher customer turnover than we project. Any of these results or actions could have a material adverse effect on our business, financial condition and results of operations.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise in connection with our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, although during 2012 we experienced our lowest customer activity during the fourth quarter due, in part, to handset price increases that we introduced in the third quarter. Based on historical results, we also generally expect churn to be highest in the third quarter and lowest in the first quarter. Sales activity and churn, however, can be strongly affected by other factors, including changes in the competitive landscape, service plan pricing, device availability, economic conditions, and high unemployment (particularly in the lower-income segment of our customer base), any of which may either offset or magnify certain seasonal effects. Customer activity can also be strongly affected by promotional and retention efforts that we undertake. For example, from time to time, we lower the price on select smartphones for customers who activate a new line of service and then transfer phone numbers previously used with other carriers. This type of promotion is intended to drive significant, new customer activity for our smartphone handsets and their accompanying higher-priced service plans. We also frequently offer existing customers the opportunity to activate an additional line of voice service on a previously activated Cricket device not currently in service. Customers accepting this offer receive a free first month of service on the additional line of service after paying an activation fee. We also utilize retention programs to encourage existing customers whose service may have been suspended for failure to timely pay to continue service with us for a reduced or free amount for a limited period of time. In addition, during holiday and other key selling periods, we may also increase device subsidies to try to generate additional sales volume. The design, size and duration of our promotional and retention programs vary over time in response to changing market conditions. We believe that our promotional and retention efforts, including those efforts described above, have generally provided and continue to provide important long-term benefits to us, including by helping us attract new customers for our wireless services or by extending the period of time over which customers use our services, thus allowing us to obtain additional revenue from handsets we have already sold. The success of any of these activities depends upon many factors, including the costs that we incur to attract or retain customers and the length of time these customers continue to use our services. Sales activity that would otherwise have been expected based on seasonal trends can also be negatively impacted by factors we have experienced in the past such as billing system disruptions, promotional and retention efforts not performing as expected, device quality issues, and inventory shortages.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. See "—Liquidity and Capital Resources" below.

Proposed Merger

On July 12, 2013, Leap entered into the Merger Agreement with AT&T, Merger Sub, and Laser, Inc., a Delaware corporation (which will act as the stockholders' representative for certain purposes under the Merger Agreement), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, AT&T will acquire Leap in a transaction in which Leap stockholders would receive $15.00 in cash for each outstanding share of Leap's common stock, plus one non-transferable CVR per share (together, referred to in this report as the Merger Consideration). The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds, if any, resulting from the future sale of our 700 MHz License. The Merger Agreement provides that, on the terms and subject to the conditions thereof, Merger Sub will be merged with and into Leap, with Leap continuing as the surviving corporation in the Merger, and each outstanding share of common stock of Leap (other than excluded shares) will cease to be outstanding and will be converted into the right to receive the Merger Consideration. Subject to the satisfaction or waiver of the conditions to closing, we expect to complete the proposed Merger with AT&T no later than the end of the first quarter of 2014. See "Part I - Item 1. Business - Proposed Merger" above for more information regarding this transaction.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that we provide to our customers. The service plans we currently offer are "all-inclusive" of telecommunications and regulatory fees, in that we do not separately bill and collect amounts owed and remitted to government agencies from our customers. For our legacy service plans, which are not "all-inclusive," we separately bill and collect from our customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from our customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the years ended December 31, 2013, 2012 and 2011, the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $2.6 million, $9.4 million and $32.6 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

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

During the years ended December 31, 2013 and 2012, we determined that certain amounts capitalized were no longer recoverable, and as such, recorded impairment charges of approximately $19.8 million and $13.6 million, respectively, reducing the carrying value of those capitalized amounts to zero. There were no other events or circumstances that occurred during the years ended December 31, 2013, 2012 and 2011 that indicated the carrying value of any long-lived assets may not be recoverable.

Impairment of Indefinite-Lived Intangible Assets

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate an impairment condition may exist. Our annual impairment test is conducted each year during the third quarter. We adopted Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," or ASU 2012-02, in the first quarter of 2013. ASU 2012-02 simplified the requirements for testing indefinite-lived intangible assets for impairment and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test.

Wireless Licenses

We hold PCS, AWS and 700MHz wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS and 700MHz licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because we expect to provide wireless service using the relevant licenses for the foreseeable future. PCS, AWS and 700MHz licenses are routinely renewed for either no or a nominal fee and we have determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of our wireless licenses. On a quarterly basis, we evaluate the remaining useful lives of our indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, we would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. As of December 31, 2013 and 2012, the carrying value of our wireless licenses (excluding assets held for sale) was $2.1 billion and $1.9 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2013, no wireless licenses were classified as assets held for sale. As of December 31, 2012, wireless licenses with carrying values and fair values of $136.2 million and $143.0 million, respectively, were classified as assets held for sale, as more fully described below in "-Liquidity and Capital Resources-Capital Expenditures, Significant Acquisitions and Other Transactions."

For purposes of testing impairment, our wireless licenses in our operating markets are combined into a single unit of account because we believe that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Our non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in our operating markets. As of December 31, 2013, the carrying values of our operating and non-operating wireless licenses were $2,047.4 million and $43.9 million, respectively.

In accordance with ASU 2012-02, for the 2013 annual impairment test, we elected to perform a qualitative assessment to determine whether it would be more likely than not that our wireless licenses were impaired. We considered a variety of relevant events and circumstances that could affect the significant inputs used to determine fair value, most specifically, how the values of wireless licenses have generally increased over time. No adverse events or circumstances were identified that would significantly affect the fair values of our wireless licenses. As a result, we determined that it was more likely than not that our wireless licenses were not impaired, and therefore, we concluded that a quantitative impairment test was not necessary.

Subsequent to the 2013 annual impairment test of our wireless licenses, we evaluated whether any triggering events or changes in circumstances had occurred that indicated that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in our business climate, any adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, we concluded that no triggering events or changes in circumstances had occurred.

In connection with our 2012 annual impairment test, the aggregate fair value and carrying value of our operating wireless licenses (excluding assets held for sale) were $2,415.0 million and $1,745.7 million, respectively, as of September 30, 2012. No impairment charges were recorded during the years ended December 31, 2012 or 2011 with respect to our operating wireless licenses as the aggregate fair value of these licenses exceeded their aggregate carrying value as of such dates. If the fair value of our operating wireless licenses had declined by 10%, we would not have recognized any impairment loss.

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

Goodwill

We record the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. Goodwill is tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. As further discussed in the notes to the consolidated financial statements, goodwill is tested for impairment by comparing the fair value of our single reporting unit to its carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

During the third quarter of each year, we assess our goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the carrying value of our net assets to their fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of the impairment, if any.

In connection with our annual impairment testing of goodwill in 2013, we based the determination of fair value primarily upon our average market capitalization for the month of August 2013, which inherently included an assumed control premium due to the proposed Merger with AT&T. Our average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. We considered the month of August to be an appropriate period over which to measure average market capitalization in 2013 because trading prices during that period reflected market reaction to our most recently announced financial and operating results, as well as the proposed Merger.

As of December 31, 2013, the carrying value of our goodwill was $31.9 million. Based upon our annual impairment test conducted during the third quarter of 2013, the value of our net assets as of August 31, 2013 was $58.4 million and our fair value, based upon our average market capitalization during the month of August, was $1,267.1 million. As such, we determined that no impairment condition existed and that we were not required to perform the second step of the goodwill impairment test.

In the fourth quarter of 2013, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to the annual impairment test conducted in the third quarter of 2013. As part of this evaluation, we considered whether there had been any events or circumstances that would indicate it was more likely than not that our carrying value exceeded our fair value. Based on this evaluation, we determined that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2013. Had we concluded that a triggering event had occurred as of such date, the first step of the goodwill impairment test would have resulted in a determination that our fair value (based upon our average market capitalization during the month of December, which included an assumed control premium due to the proposed Merger) exceeded the carrying value of our net assets, and thus we would not have been required to perform any further impairment evaluation.

Based upon our annual impairment test conducted during the third quarter of 2012, the value of our net assets as of August 31, 2012 was $527.5 million and our fair value, based upon our average market capitalization during the month of August and an assumed control premium of 30%, was $573.5 million. We believe that consideration of a control premium is customary in determining fair value and is contemplated by the applicable accounting guidance. We believe that our consideration of a control premium was appropriate because we believe that our market capitalization did not fully capture the fair value of our business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in our company. We determined the amount of the control premium as part of our third quarter 2012 testing based upon relevant transactional experience and an assessment of market, economic and other factors. As such, we determined that no impairment condition existed and that we were not required to perform the second step of the goodwill impairment test.

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

We periodically assess the likelihood that our deferred tax assets will be recoverable from future taxable income. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2013, we weighed the positive and negative factors and, at this time, we do not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of a $1.8 million Texas Margins Tax, or TMT, credit. Accordingly, at December 31, 2013, 2012 and 2011, we recorded a valuation allowance offsetting substantially all of our deferred tax assets. We will continue to monitor the positive and negative factors to assess whether we are required to continue to maintain a valuation allowance. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in our tax provision. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

We have substantial federal and state NOLs for income tax purposes. Subject to certain requirements, we may "carry forward" our federal NOLs for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of December 31, 2013, we had federal and state NOLs of approximately $3.1 billion and $2.3 billion, respectively, which begin to expire in 2022 for federal income tax purposes and of which $92.8 million will expire at the end of 2014 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.2 billion, our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings.

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

None of our NOL carryforwards are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of a Section 382 limitation will be removed from deferred tax assets with a corresponding reduction to the valuation allowance. Since we currently maintain a full valuation allowance against our federal and state NOL carryforwards, we do not expect that any possible limitation would have a current impact on our results of operations.

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

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations (in thousands, except percentages):

	Year Ended December 31,
					Change from Prior Year
	2013	% of Service Revenues	2012	% of Service Revenues	Dollars	Percent
Revenues:
Service revenues	$2,630,554		$2,947,457		$(316,903)	(10.8)%
Equipment revenues	267,518		194,884		72,634	37.3%
Total revenues	2,898,072		3,142,341		(244,269)	(7.8)%
Operating expenses:
Cost of service	999,965	38.0%	1,034,167	35.1%	(34,202)	(3.3)%
Cost of equipment	871,399	33.1%	816,226	27.7%	55,173	6.8%
Selling and marketing	276,604	10.5%	349,970	11.9%	(73,366)	(21.0)%
General and administrative	357,323	13.6%	348,934	11.8%	8,389	2.4%
Depreciation and amortization	594,341	22.6%	625,596	21.2%	(31,255)	(5.0)%
Impairments and other charges	28,783	1.1%	39,399	1.3%	(10,616)	(26.9)%
Total operating expenses	3,128,415	118.9%	3,214,292	109.1%	(85,877)	(2.7)%
Gain on sale, exchange or disposal of assets, net	5,427	0.2%	229,714	7.8%	(224,287)	(97.6)%
Operating income (loss)	$(224,916)	(8.6)%	$157,763	5.4%	$(382,679)	*
* Percentage change is not meaningful.

	Year Ended December 31,
					Change from Prior Year
	2012	% of Service Revenues	2011	% of Service Revenues	Dollars	Percent
Revenues:
Service revenues	$2,947,457		$2,829,281		$118,176	4.2%
Equipment revenues	194,884		241,850		(46,966)	(19.4)%
Total revenues	3,142,341		3,071,131		71,210	2.3%
Operating expenses:
Cost of service	1,034,167	35.1%	981,203	34.7%	52,964	5.4%
Cost of equipment	816,226	27.7%	817,920	28.9%	(1,694)	(0.2)%
Selling and marketing	349,970	11.9%	369,257	13.1%	(19,287)	(5.2)%
General and administrative	348,934	11.8%	355,529	12.6%	(6,595)	(1.9)%
Depreciation and amortization	625,596	21.2%	548,426	19.4%	77,170	14.1%
Impairments and other charges	39,399	1.3%	26,770	0.9%	12,629	47.2%
Total operating expenses	3,214,292	109.1%	3,099,105	109.5%	115,187	3.7%
Gain on sale, exchange or disposal of assets, net	229,714	7.8%	2,622	0.1%	227,092	*
Operating income (loss)	$157,763	5.4%	$(25,352)	(0.9)%	$183,115	*
* Percentage change is not meaningful.

The following tables summarize customer activity:

	Year Ended December 31,
	2013	2012	2011
Gross customer additions	1,519,833	2,334,383	2,991,352
Net customer additions (losses)	(745,297)	(637,229)	415,834
Weighted-average number of customers	4,886,943	5,799,493	5,724,152
Total customers, end of period	4,551,484	5,296,784	5,934,013

Gross Customer Additions

Gross customer additions for the year ended December 31, 2013 were 1,519,833 compared to 2,334,383 for the prior year. The 34.9% decrease in the number of gross customer additions was primarily attributable to intensified competition in our markets (particularly from T-Mobile's MetroPCS brand and from other nationwide carriers who are increasingly targeting the prepaid segment), increasing customer demand for 4G data services and increased handset pricing.

Gross customer additions for the year ended December 31, 2012 were 2,334,383 compared to 2,991,352 for the prior year. The 22.0% decrease in the number of gross customer additions was primarily attributable to increased competition and overall softness in the wireless industry. Additional contributors to the decrease in the number of gross customer additions included higher pricing on our devices, promotional activities that did not perform as expected, certain device quality and selection issues, our continued de-emphasis of Cricket Broadband, discontinuation of our daily PAYGo product and a narrowed focus on fewer nationwide retail partners.

Net Customer Additions (Losses)

Net customer losses for the year ended December 31, 2013 were 745,297 compared to 637,229 for the prior year. The change was primarily due to the decrease in gross customer additions discussed above and fewer reactivating customers, partially offset by lower churn.

Net customer losses for the year ended December 31, 2012 were 637,229 compared to net customer additions of 415,834 for the prior year. The change was primarily due to the decrease in gross customer additions discussed above and higher churn levels.

Service Revenues

Service revenues decreased $316.9 million, or 10.8%, for the year ended December 31, 2013 compared to the prior year. This decrease resulted from a 15.7% decrease in weighted-average number of customers, partially offset by a 6.1% increase in ARPU, primarily due to increased uptake of higher-priced service plans for our smartphones and Muve Music service.

Service revenues increased $118.2 million, or 4.2%, for the year ended December 31, 2012 compared to the prior year. This increase resulted from a 1.3% increase in the weighted-average number of customers and a 3.7% increase in ARPU, primarily due to increased uptake of higher-priced service plans for our smartphones and Muve Music service.

Equipment Revenues

Equipment revenues increased $72.6 million, or 37.3%, for the year ended December 31, 2013 compared to the prior year. This increase resulted primarily from a 76.8% increase in average revenue per device sold due to uptake of our higher-priced devices, partially offset by a 22.4% decrease in the number of devices sold to new and upgrading customers, lower revenues from our handset protection programs and an increase in promotional activities.

Equipment revenues decreased $47.0 million, or 19.4%, for the year ended December 31, 2012 compared to the prior year, primarily due to an 8.9% decrease in the number of devices sold to new and upgrading customers, which was primarily due to our decreased gross customer additions in 2012, as discussed above.

Cost of Service

Cost of service decreased $34.2 million, or 3.3%, for the year ended December 31, 2013 compared to the prior year. The decrease was primarily attributable to lower variable product costs associated with a 15.7% decrease in the weighted-average number of customers, partially offset by an increase in costs associated with our Muve Music service. As a percentage of service revenues, such expenses increased to 38.0% from 35.1% in the prior year, which was primarily due to our fixed network costs and the decrease in the size of our customer base.

Cost of service increased $53.0 million, or 5.4%, for the year ended December 31, 2012 compared to the prior year. As a percentage of service revenues, such expenses increased to 35.1% from 34.7% in the prior year. Principal factors contributing to the increase in cost of service were the inclusion of Muve Music in service plans for our Android-based smartphones and increased roaming costs in connection with our unlimited nationwide service plans.

Cost of Equipment

Cost of equipment increased $55.2 million, or 6.8%, for the year ended December 31, 2013 compared to the prior year. This increase was primarily due to increased uptake of our higher-priced devices, partially offset by a decrease in the number of devices sold to new and upgrading customers discussed above.

Cost of equipment decreased $1.7 million, or 0.2%, for the year ended December 31, 2012 compared to the prior year, primarily due to an 8.9% decrease in the number of devices sold, partially offset by a 9.6% increase in the average cost per device sold.

Selling and Marketing Expenses

Selling and marketing expenses decreased $73.4 million, or 21.0%, for the year ended December 31, 2013 compared to the prior year, largely due to lower spending on traditional media in connection with our cost management initiatives and a reduction in the amount we were required by Apple to spend on iPhone-related marketing activities. As a percentage of service revenues, selling and marketing expenses decreased to 10.5% from 11.9% in the prior year.

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

General and Administrative Expenses

General and administrative expenses increased $8.4 million, or 2.4%, for the year ended December 31, 2013 compared to the prior year. As a percentage of service revenues, such expenses increased to 13.6% from 11.8% in the prior year. These increases were largely attributable to $21.3 million of expenses incurred in connection with the proposed Merger with AT&T. Excluding Merger-related expenses, general and administrative expenses were $336.1 million and decreased $12.9 million or 3.7% from the prior year. This decrease reflects continued benefits from our cost-management initiatives, partially offset by increased compensation expense associated with certain employee benefits. As a percentage of service revenues, excluding Merger-related expenses, general and administrative expenses increased to 12.8% from 11.8% in the prior year, primarily due to the decrease in the size of our customer base.

General and administrative expenses decreased $6.6 million, or 1.9%, for the year ended December 31, 2012 compared to the prior year. As a percentage of service revenues, such expenses decreased to 11.8% from 12.6% in the prior year, primarily due to continued benefits from our cost-management initiatives and the increase in service revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $31.3 million, or 5.0%, for the year ended December 31, 2013 compared to the prior year. The changes in depreciation and amortization expense were driven primarily by reduced levels of capital expenditures and assets reaching the end of their depreciable lives.

Depreciation and amortization expense increased $77.2 million, or 14.1%, for the year ended December 31, 2012 compared to the prior year. The increase in depreciation and amortization expense was due primarily to network upgrades, which related, in part, to our deployment of next-generation LTE technology.

Impairments and Other Charges

During the year ended December 31, 2013, we incurred approximately $28.8 million in impairments and other charges, primarily related to write-offs of capitalized amounts related to internal corporate infrastructure projects that were no longer recoverable and contract termination and lease exit costs.

During the year ended December 31, 2012, we incurred approximately $39.4 million in impairments and other charges related to reducing our cost structure and exiting certain activities. During the third quarter of 2012, we recorded approximately $14.8 million in severance expenses and related costs to implement our plan to reduce administrative and corporate support costs through a reduction in personnel. Additionally, in connection with our plans to reduce our previously planned network expansion activities and overall capital expenditures, certain plans for network design, site acquisition and internal corporate programming and development were canceled. Therefore, we determined that certain capitalized amounts were no longer recoverable, and as such, we recorded an impairment charge of $13.6 million, writing the carrying value of those capitalized amounts down to zero. Additionally, in connection with the reduction in network expansion activities, we recognized restructuring charges of approximately $11.0 million, primarily related to lease exit costs associated with cell sites that were no longer being developed or utilized.

During the year ended December 31, 2011, we incurred approximately $26.4 million of integration charges relating primarily to certain leased cell site and retail store locations contributed to our joint venture STX Wireless in the South Texas region that it no longer uses.

No impairment charges were recorded during the years ended December 31, 2013 or 2012 with respect to our wireless licenses. As a result of our annual impairment testing of our wireless licenses conducted during the third quarter of 2011, we recorded impairment charges of $0.4 million to reduce the carrying value of certain non-operating wireless licenses to their fair value. No such impairment charges were recorded with respect to our operating wireless licenses, as the aggregate fair values of these licenses exceeded their aggregate carrying value.

Gain on Sale, Exchange or Disposal of Assets, Net

Gain on sale, exchange or disposal of assets, net reflects the net gain or loss recognized upon the disposal of certain of our property and equipment and wireless licenses. During the year ended December 31, 2013, we recognized a net gain of $5.4 million. We recorded a gain of $4.2 million in connection with the sale of a wireless license, a gain of $6.8 million in connection with the exchange of various wireless licenses with a subsidiary of T-Mobile USA, Inc., or T-Mobile, and Verizon Wireless, and a gain of $2.8 million in connection with the sale of various patents. For more information regarding these transactions, see the discussion below under "Liquidity and Capital Resources - Capital Expenditures, Significant Acquisitions and Other Transactions." These gains were partially offset by a loss of approximately $8.4 million relating to the disposal of certain property and equipment.

During the year ended December 31, 2012, we recognized a net gain of $229.7 million. We recorded a gain of approximately $236.8 million related to the sale of spectrum to Verizon Wireless and exchange of spectrum with T-Mobile. This gain was partially offset by a loss of approximately $7.2 million relating to the disposal of certain property and equipment.

We recognized a net gain of $2.6 million during the year ended December 31, 2011. We recognized a non-cash gain on the exchange of wireless licenses of $20.5 million. Offsetting this gain were losses recognized on the disposal of certain of our property and equipment during the year.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations (in thousands):

	Year Ended December 31,
	2013	2012	Change
Equity in net loss of investees, net	$(10,558)	$(464)	$(10,094)
Interest income	362	194	168
Interest expense	(249,784)	(268,232)	18,448
Loss on extinguishment of debt	(72,988)	(18,634)	(54,354)
Income tax expense	(45,569)	(57,904)	12,335

	Year Ended December 31,
	2012	2011	Change
Equity in net income (loss) of investees, net	$(464)	$2,984	$(3,448)
Interest income	194	245	(51)
Interest expense	(268,232)	(256,175)	(12,057)
Other expense, net	—	(2)	2
Loss on extinguishment of debt	(18,634)	—	(18,634)
Income tax expense	(57,904)	(39,377)	(18,527)

Equity in Net Income (Loss) of Investees, Net

Equity in net income (loss) of investees, net reflects our share of net income or losses of regional wireless service providers in which we hold investments. Since inception of our investment in these equity investees through December 31, 2013, we had made total contributions to these equity method investees of $23.0 million and received dividends from the investments of $18.2 million.

We review our investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be fully recoverable. The Merger Agreement with AT&T requires that we sell our investments in these regional wireless service providers, and in the third quarter of 2013 we commenced a plan to sell those investments. As the investments met all of the criteria under the authoritative guidance to be classified as assets held for sale, we reclassified the investments to assets held for sale as of September 30, 2013. We are required to assess the fair value of the investments at each period end. Accordingly, we determined that an other-than-temporary impairment existed at September 30, 2013 and December 30, 2013. As a result, we recorded impairment charges totaling $9.2 million to reduce the carrying value of our equity method investment to its estimated fair value of zero at December 31, 2013. In March 2014, we completed the sale of our investment in one of our equity method investees for a contingent fee of up to $5.0 million.

Interest Expense

Interest expense decreased $18.4 million during the year ended December 31, 2013 compared to the prior year. The decrease in interest expense resulted primarily from the refinancing in October 2012 of our $300 million in aggregate principal amount of 10% senior notes due 2015 with the $400 million senior secured B term loan facility under the Credit Agreement, and the refinancing in April 2013 of our $1,100 million in aggregate principal amount of 7.75% senior secured notes due 2016, or the Secured Notes, with the $1,425 million senior secured C term loan facility under the Credit Agreement, which term loan facilities bear interest at a lower rate, partially offset by a higher principal amount of long-term debt outstanding following such refinancings.

Interest expense increased $12.1 million during the year ended December 31, 2012 compared to the prior year. The increase in interest expense resulted primarily from our issuance of $400 million of additional 7.75% senior notes due 2020 in May 2011, as well as interest expense related to our entry into additional capital leases.

Loss on Extinguishment of Debt

During the year end December 31, 2013, we recognized a loss on extinguishment of debt of $73.0 million, $72.8 million of which related to the redemption of the Secured Notes and the satisfaction and discharge of the associated indenture in April 2013 and $0.2 million of which related to the purchase of $1.8 million in aggregate principal amount of 4.50% convertible senior notes due 2014 in April 2013.

On October 10, 2012, in connection with our entry into the Credit Agreement, we issued a notice of redemption to redeem all of our 10% unsecured senior notes due 2015 in accordance with the optional redemption provisions governing the notes at a redemption price of 105% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date. On November 9, 2012, we completed the redemption for a total cash payment of $324.5 million and the indenture governing the notes was satisfied and discharged in accordance with its terms. As a result of this redemption, we recognized an $18.6 million loss on extinguishment of debt during the year ended December 31, 2012, which was comprised of $15.0 million in redemption premium, $3.5 million in unamortized debt issuance costs and $0.1 million in professional fees.

During the year ended December 31, 2011, we did not have any extinguishment of debt.

Income Tax Expense

During the year ended December 31, 2013, we recorded income tax expense of $45.6 million compared to income tax expense of $57.9 million for the year ended December 31, 2012. The $12.3 million decrease in income tax expense was primarily due to a $2.2 million increase in tax expense associated with the amortization of wireless licenses, offset by a $3.1 million decrease in tax expense from the deferred tax effects of our investment in STX Wireless, a nonrecurring $18.3 million decrease in tax expense associated with the reversal of deferred tax liabilities related to our wireless licenses, and a $7.3 million increase in tax expense due to a nonrecurring tax benefit realized in the prior year associated with the reversal of deferred tax liabilities related to our former investment in Savary Island Wireless, LLC, or Savary Island. Both nonrecurring items were primarily associated with the spectrum transactions that were consummated with Verizon Wireless in August 2012 and with T-Mobile in October 2012.

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

Unrestricted Subsidiaries

In July 2011, Leap's board of directors designated Cricket Music Holdco, LLC (a wholly-owned subsidiary of Cricket, or Cricket Music) and Cricket Music's wholly-owned subsidiary Muve USA, LLC, or Muve USA, as "Unrestricted Subsidiaries" under the indentures governing our senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as "Unrestricted Subsidiaries" under the Credit Agreement. Cricket Music and Muve USA hold certain hardware, software and intellectual property relating to our Muve Music service. During the year ended December 31, 2012, Cricket Music, Muve USA and their subsidiaries had no operations or revenues. During the year ended December 31, 2013, Muve USA and its subsidiaries commenced limited operations providing music distribution services to TIM Celular S.A. in Brazil. During the year ended December 31, 2013, our unrestricted subsidiaries had revenues and income tax expense of $410,000 and $82,000, respectively. Given the lack or limited scope of operations during the relevant period, the most significant components of the financial position and results of operations of our unrestricted subsidiaries were property and equipment and depreciation expense. As of December 31, 2013 and 2012, property and equipment of our unrestricted subsidiaries was approximately $0.4 million and $4.9 million, respectively. For the years ended December 31, 2013, 2012 and 2011, depreciation expense of our unrestricted subsidiaries was approximately $4.5 million, $4.5 million and $2.2 million, respectively, resulting in a net loss of approximately $4.2 million, $4.5 million and $2.2 million, respectively.

Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods presented (in thousands, except per share data):

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$789,858	$731,543	$693,992	$682,679
Operating loss	(29,351)	(7,558)	(83,383)	(104,624)
Net loss	(109,607)	(156,353)	(160,460)	(177,033)
Net loss attributable to common stockholders	(111,312)	(163,109)	(185,409)	(180,978)
Basic loss per share attributable to common stockholders	(1.43)	(2.09)	(2.37)	(2.30)
Diluted loss per share attributable to common stockholders	(1.43)	(2.09)	(2.37)	(2.30)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$825,619	$786,772	$773,972	$755,978
Operating income (loss)	(15,803)	31,589	81,409	60,568
Net income (loss)	(94,334)	(45,987)	26,868	(73,824)
Net income (loss) attributable to common stockholders	(98,439)	(41,590)	25,015	(74,278)
Basic income (loss) per share attributable to common stockholders	(1.28)	(0.54)	0.32	(0.96)
Diluted income (loss) per share attributable to common stockholders	(1.28)	(0.54)	0.32	(0.96)

Quarterly Results of Operations Data (Unaudited)

The following table presents our unaudited condensed consolidated quarterly statement of operations data for 2013, which has been derived from our unaudited condensed consolidated financial statements (in thousands):

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues:
Service revenues	$684,622	$678,497	$646,272	$621,163
Equipment revenues	105,236	53,046	47,720	61,516
Total revenues	789,858	731,543	693,992	682,679
Operating expenses:
Cost of service (exclusive of items shown separately below)	250,858	249,371	252,144	247,592
Cost of equipment	258,968	183,658	197,150	231,623
Selling and marketing	78,838	69,397	69,868	58,501
General and administrative	82,225	83,402	103,014	88,682
Depreciation and amortization	152,573	150,856	148,630	142,282
Impairments and other charges	735	4,287	8,608	15,153
Total operating expenses	824,197	740,971	779,414	783,833
Gain (loss) on sale, exchange or disposal of assets, net	4,988	1,870	2,039	(3,470)
Operating loss	(29,351)	(7,558)	(83,383)	(104,624)
Equity in net income (loss) of investees, net	(1,158)	1,696	(8,005)	(3,091)
Interest income	47	58	75	182
Interest expense	(64,725)	(66,851)	(59,219)	(58,989)
Loss on extinguishment of debt	—	(72,988)	—	—
Loss before income taxes	(95,187)	(145,643)	(150,532)	(166,522)
Income tax expense	(14,420)	(10,710)	(9,928)	(10,511)
Net loss	(109,607)	(156,353)	(160,460)	(177,033)
Accretion of redeemable non-controlling interests, net of tax	(1,705)	(6,756)	(24,949)	(3,945)
Net loss attributable to common stockholders	$(111,312)	$(163,109)	$(185,409)	$(180,978)

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

ARPU is service revenues, less pass-through regulatory fees and telecommunications taxes, divided by the weighted-average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenues per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings, affect average revenues per customer, and to forecast future service revenues. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. Our customers are generally disconnected from service after a specified period following their failure to either pay a monthly bill or replenish, or "top-up," their account. Because our calculation of weighted-average number of customers includes customers who are not currently paying for service but who have not yet been disconnected from service because they have not paid their last bill or have not replenished their account, ARPU may appear lower during periods in which we have significant disconnect activity. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless communications providers. Other companies may calculate this measure differently.

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

The following table shows metric information for 2013 (unaudited; in thousands, except for ARPU, CPGA, CCU, and Churn):

	Three Months Ended				Year Ended December 31, 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
ARPU	$43.72	$44.89	$45.45	$45.30	$44.81
CPGA	$317	$387	$319	$282	$321
CCU	$26.36	$27.79	$31.64	$32.84	$29.52
Churn	3.6%	4.3%	4.0%	3.5%	3.9%
Adjusted OIBDA	$121,083	$148,786	$78,040	$60,310	$408,219

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

ARPU - The following table reconciles total service revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU (unaudited; in thousands, except weighted-average number of customers and ARPU):

	Three Months Ended				Year Ended December 31, 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Service revenues	$684,622	$678,497	$646,272	$621,163	$2,630,554
Less pass-through regulatory fees and telecommunications taxes	(855)	(774)	(614)	(406)	(2,649)
Total service revenues used in the calculation of ARPU	$683,767	$677,723	$645,658	$620,757	$2,627,905
Weighted-average number of customers	5,213,605	5,031,930	4,734,846	4,567,388	4,886,943
ARPU	$43.72	$44.89	$45.45	$45.30	$44.81

CPGA - The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (unaudited; in thousands, except gross customer additions and CPGA):

	Three Months Ended				Year Ended December 31, 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Selling and marketing expense	$78,838	$69,397	$69,868	$58,501	$276,604
Less share-based compensation expense included in selling and marketing expense	(111)	(211)	(270)	(238)	(830)
Plus cost of equipment	258,968	183,658	197,150	231,623	871,399
Less equipment revenue	(105,236)	(53,046)	(47,720)	(61,516)	(267,518)
Less net loss on equipment transactions and third-party commissions unrelated to customer acquisition	(82,072)	(90,385)	(100,772)	(117,921)	(391,150)
Total costs used in the calculation of CPGA	$150,387	$109,413	$118,256	$110,449	$488,505
Gross customer additions	473,881	283,066	370,971	391,915	1,519,833
CPGA	$317	$387	$319	$282	$321

CCU - The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (unaudited; in thousands, except weighted-average number of customers and CCU):

	Three Months Ended				Year Ended December 31, 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Cost of service	$250,858	$249,371	$252,144	$247,592	$999,965
Plus general and administrative expense	82,225	83,402	103,014	88,682	357,323
Less share-based compensation expense included in cost of service and general and administrative expense	(2,003)	(2,860)	(5,954)	(3,791)	(14,608)
Plus net loss on equipment transactions and third-party commissions unrelated to customer acquisition	82,072	90,385	100,772	117,921	391,150
Less pass-through regulatory fees and telecommunications taxes	(855)	(774)	(614)	(406)	(2,649)
Total costs used in the calculation of CCU	$412,297	$419,524	$449,362	$449,998	$1,731,181
Weighted-average number of customers	5,213,605	5,031,930	4,734,846	4,567,388	4,886,943
CCU	$26.36	$27.79	$31.64	$32.84	$29.52

Adjusted OIBDA - The following table reconciles adjusted OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA (unaudited; in thousands):

	Three Months Ended				Year Ended December 31, 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Operating loss	$(29,351)	$(7,558)	$(83,383)	$(104,624)	$(224,916)
Plus depreciation and amortization	152,573	150,856	148,630	142,282	594,341
OIBDA	$123,222	$143,298	$65,247	$37,658	$369,425
Less (gain) loss on sale, exchange or disposal of assets, net	(4,988)	(1,870)	(2,039)	3,470	(5,427)
Plus impairments and other charges	735	4,287	8,608	15,153	28,783
Plus share-based compensation expense	2,114	3,071	6,224	4,029	15,438
Adjusted OIBDA	$121,083	$148,786	$78,040	$60,310	$408,219
Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $917.0 million in unrestricted cash, cash equivalents and short-term investments as of December 31, 2013. We generated $128.8 million of net cash from operating activities during the year ended December 31, 2013, compared to $240.4 million during the year ended December 31, 2012. The decrease in net cash from operating activities was primarily attributable to the increase in our operating loss and changes in working capital. We believe that our existing unrestricted cash, cash equivalents and short term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the operating, capital and debt service requirements for our current business operations and current investment initiatives until at least mid-2015. Subject to the satisfaction or waiver of the conditions to closing, we expect to complete the proposed Merger with AT&T no later than the end of the first quarter of 2014.

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

We intend to be disciplined as we consider investment initiatives and to remain focused on our position as a low-cost provider of wireless telecommunications services. Total capital expenditures for 2013 were $133.1 million. We currently expect total capital expenditures for 2014 to be between $125 million and $175 million, although these estimates will change significantly if we complete our proposed Merger with AT&T. For additional information regarding our projected capital expenditures for the next several years, see the discussion below under "— Capital Expenditures, Significant Acquisitions and Other Transactions."

In recent years, we have entered into agreements with significant purchase commitments, including an agreement with Apple to purchase an estimated $800 million of iPhone devices between June 2012 and June 2015 and an agreement with Sprint to purchase a minimum of $125 million of services between 2014 and 2015. Additional information regarding our purchase agreements with Apple and Sprint and other significant contracts and commitments we have entered into is set forth below under "— Capital Expenditures, Significant Acquisitions and Other Transactions."

We determine our future capital and operating requirements and liquidity based upon our current and projected financial and operating performance, the scope of our investment initiatives and the extent of our contractual commitments. The evolving competitive landscape has negatively impacted our financial and operating results in recent quarters, as evidenced by a 26.5% reduction in the total number of our customers between March 31, 2012 and December 31, 2013, which resulted in significant declines in our service revenues and cash generated from operations. Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors, to provide LTE-based services and meet increasing customer demand for high data throughput speeds, and to keep our costs low. If our proposed Merger with AT&T is not completed as expected, and if we are unable to successfully respond to the competitive environment and we continue to lose customers at our current pace, we project that we will need to generate additional capital resources by mid-2015. Under such circumstances, we expect that we would seek to increase our liquidity prior to that time, for example, by significantly reducing operating activities and associated operating expenses and significantly delaying or reducing capital expenditures. In addition, we could seek to increase our liquidity through other actions, including selling assets, including spectrum not currently utilized in our business operations or other business assets, or pursuing other capital or credit markets activities. However, there can be no assurances that we would be successful in any such efforts or that any or all of these actions would be sufficient to allow us to fund our liquidity needs. Furthermore, we currently have limited capacity to incur additional debt under our Credit Agreement and the indenture governing Cricket's senior notes, and we do not forecast having increases in such capacity in the near term or beyond. There are a number of risks and uncertainties (including those set forth in "Part I - Item 1A. Risk Factors" of this report) that could cause our financial and operating results and capital or liquidity requirements to differ materially from our projections. In particular, the evolving competitive landscape may result in more competitive pricing, higher costs, lower customer additions and higher customer turnover than we project, any of which results or actions could materially adversely impact our capital requirements and require that we generate additional capital resources sooner than we currently project. As a result, failure to consummate the Merger, or any significant delay in consummating the Merger, could have a material adverse effect on our business, financial condition and results of operations.

We had $3,662 million in senior indebtedness outstanding as of December 31, 2013, which was comprised of $248 million in aggregate principal amount of 4.50% convertible senior notes due 2014, $1,600 million in aggregate principal amount of 7.75% senior notes due 2020, and $1,814 million in aggregate principal amount of term loan borrowings outstanding under our Credit Agreement. We may from time to time seek to purchase outstanding 4.50% convertible senior notes due 2014 through open-market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on the consent of AT&T, prevailing market conditions, our liquidity requirements and other factors.

Our significant outstanding indebtedness requires us to take actions to monitor and address potential risks in our business that could materially affect our financial condition and performance. For example, in connection with our financial and capital planning processes, we regularly review our business plans and forecasts to monitor our ability to service our debt and to assess our capacity to incur additional debt under our Credit Agreement and the indenture governing Cricket's senior notes. In addition, because borrowings under our Credit Agreement bear interest at a floating rate, we review changes and trends in interest rates to evaluate possible hedging activities we could implement, to the extent permitted by the Merger Agreement. Given our existing unrestricted cash, cash equivalents and short-term investments, our expected cash generated from operations and the various actions we could take, if necessary, to increase our liquidity as described above, we believe we have the ability to effectively manage our levels of indebtedness and address risks to our business and financial condition related to our indebtedness.

Cash Flows

The following table shows cash flow information for the three years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	128,802	240,388	338,065
Net cash used in investing activities	(358,759)	(99,422)	(730,531)
Net cash provided by financing activities	245,652	29,341	386,919

Operating Activities

Net cash provided by operating activities decreased $111.6 million, or 46.4%, for the year ended December 31, 2013 compared to the prior year. This decrease was primarily attributable to the increase in our operating loss, which was primarily attributable to our lower revenues due to our lower weighted-average number of customers.

Net cash provided by operating activities decreased $97.7 million, or 28.9%, for the year ended December 31, 2012 compared to the prior year. This decrease was primarily attributable to changes in working capital.

Investing Activities

Net cash used in investing activities was $358.8 million during the year ended December 31, 2013, which included the effects of the following transactions:

•	We purchased $133.1 million of property and equipment for the ongoing maintenance, development and enhancement of our network and other business assets.

•	We made investment purchases of $770.8 million, offset by sales or maturities of investments of $543.8 million.

•	We received approximately $9.7 million in net proceeds from the sale of wireless licenses and operating assets.
Net cash used in investing activities was $99.4 million during the year ended December 31, 2012, which included the effects of the following transactions:

•	We purchased $487.9 million of property and equipment for the ongoing maintenance, development and enhancement of our network and other business assets.

•	We made investment purchases of $367.5 million, offset by sales or maturities of investments of $613.6 million.

•	We received approximately $154.1 million in net proceeds from the sale of wireless licenses and operating assets.
Net cash used in investing activities was $730.5 million for the year ended December 31, 2011, which included the effects of the following transactions:

•	We purchased $395.3 million of property and equipment for the ongoing maintenance, development and enhancement of our network and other business assets.

•	We made investment purchases of $826.2 million, offset by sales or maturities of investments of $487.9 million.

•
We received an $18.2 million dividend from one of our equity method investees on July 1, 2011, of which approximately $11.6 million was reflected as cash from investing activities, as it represented a return of our original investment.

Financing Activities

Net cash provided by financing activities was $245.7 million for the year ended December 31, 2013, which included the effects of the following transactions:

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

•	We made approximately $33.3 million in distributions and loans to Pocket Communications, or Pocket, in connection with our STX Wireless joint venture.

Net cash provided by financing activities was $29.3 million for the year ended December 31, 2012, which included the effects of the following transactions:

•
We entered into a Credit Agreement with respect to a $400 million senior secured term loan facility, which resulted in net proceeds of $396.0 million. The net proceeds from this borrowing were partially offset by the payment to redeem all of our $300 million in aggregate principal amount of outstanding 10.0% unsecured senior notes due 2015.

•	We made approximately $29.4 million in distributions and loans to Pocket in connection with our STX Wireless joint venture.

•	We repaid in full the remaining $21.9 million in principal amount of our non-negotiable promissory note.

•	We made a payment of approximately $5.3 million to acquire all of the remaining membership interests we did not previously own in Savary Island.

Net cash provided by financing activities was $386.9 million for the year ended December 31, 2011, which included the effects of the following transactions:

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

As of December 31, 2013, we had $1,814 million in outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate, or LIBOR, plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At December 31, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.8%.

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

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On April 15, 2013, in connection with Cricket's borrowing of C term loans under the Credit Agreement, Cricket issued a notice of redemption to redeem all of the Secured Notes in accordance with the optional redemption provisions governing the notes at a redemption price of 103.875% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date of May 15, 2013. Also on April 15, 2013, Cricket deposited approximately $1,185 million with the trustee for the Secured Notes to fund the redemption price (including accrued interest) and the indenture governing the Secured Notes was satisfied and discharged in accordance with its terms. As a result of this redemption, we recognized a loss on extinguishment of debt of $72.8 million during the year ended December 31, 2013, which was comprised of $42.6 million in redemption premium, $22.0 million in unamortized debt discount and $8.2 million in unamortized debt issuance costs.

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds we received in connection with the issuance of the notes has been recorded in long-term debt, net in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds we received in connection with the issuance of the additional notes was recorded in long-term debt, net in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2013, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.85% and 7.80%, respectively, both of which include the effect of the discount accretion.

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

We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such Level 3 assets and liabilities have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment and estimation. As of December 31, 2013 and 2012, none of our financial assets required fair value to be measured using Level 3 inputs. However, as more fully described in Note 4 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report, we have non-financial assets measured at fair value using Level 3 inputs on a non-recurring basis.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability.

We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations.

Capital Expenditures, Significant Acquisitions and Other Transactions

Capital Expenditures

During the year ended December 31, 2013, we incurred approximately $133.1 million in capital expenditures. These capital expenditures were primarily for the ongoing maintenance, development and enhancement of our network and other business assets.

We currently expect total capital expenditures for 2014 to be between $125 million and $175 million, although these estimates will change significantly if we complete our proposed Merger with AT&T. These capital expenditures are primarily expected to support the ongoing maintenance, development and enhancement of our network and other business assets.

We are generally targeting annual capital expenditures over the next several years of less than 10% of annual service revenues to support the ongoing maintenance, development and enhancement of our network and other business assets (including capital expenditures relating to next-generation LTE network technology deployed in existing markets). The actual amount of capital expenditures we spend in future years for these purposes may vary as a result of numerous factors, including our then-available capital resources, customer usage of our network resources and the completion of our proposed Merger with AT&T.

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

On March 25, 2013, we completed an intra-market license exchange with T-Mobile and Verizon Wireless involving various markets in Philadelphia, Wilmington and Atlantic City. The licenses involved in the exchange, which were classified as assets held for sale as of December 31, 2012, had a carrying value of $136.2 million, and we recognized a gain of $6.8 million in connection with the transaction.

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

On August 28, 2012, we purchased the 700 MHz License from Verizon Wireless for $204 million and we and Savary Island sold to Verizon Wireless excess PCS and AWS spectrum in various markets across the U.S for $360 million. We recognized a net gain of $130.4 million in connection with these transactions.

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

We purchased approximately one-half of our first-year minimum purchase commitment through June 2013, which purchases were approximately $100 million below our first-year minimum purchase commitment. Due to our efforts to expand sales volume for the iPhone, we have not been required to purchase additional handsets to meet our first-year minimum purchase commitment. Based on our current network footprint and product offerings, we currently project that our iPhone purchases for the second year would be approximately $200 million below our second-year minimum purchase commitment and our purchases for the third year would be approximately $300 million below our third-year minimum purchase commitment. Similar to other carriers, our iPhone purchase rate slowed during the second year in advance of Apple’s recent launch of new devices. During the third quarter of 2013, we introduced new device financing programs and we are continuing to work with Apple to increase our advertising and promotional programs to increase awareness of our iPhone offering. In addition, Apple recently released an AWS-compatible version of the iPhone, which we began offering in late October 2013 in additional markets where we did not previously sell the iPhone, which markets represent approximately 40% of our covered POPs. If requested to do so, we believe that we would be able to increase our current iPhone sales rate and purchase and sell the total required number of devices over the three-year period of the commitment and for a subsequent inventory sell-through period of 12 to 18 months. The actual amount that we spend and the number of devices that we purchase over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device, future costs for the device, the success of our marketing and advertising efforts, customer demand for devices offered by other manufacturers and other factors. We could also seek to amend the requirements under, or extend the term of, the purchase commitment, although our current capital and liquidity projections do not assume that such a modification will occur.

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

In the event that we were involved in a change-of-control transaction with T-Mobile US during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum purchase commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof. In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint's successor-in-interest.

STX Wireless Joint Venture

Cricket service is offered in South Texas by our joint venture STX Operations, which Cricket controls through a 75.75% membership interest in its parent company STX Wireless. The joint venture was created in October 2010 through the contribution by us and various entities doing business as Pocket of substantially all of our respective wireless spectrum and operating assets in the South Texas region. In exchange for such contributions, Cricket received a 75.75% controlling membership interest in STX Wireless and Pocket received a 24.25% non-controlling membership interest. Additionally, in connection with the transaction, we made payments to Pocket of $40.7 million in cash.

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

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the year ended December 31, 2013 and 2012, we recorded net accretion expense of $32.0 million and net accretion benefit of $0.7 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value. The net accretion expense for the year ended December 31, 2013 has been calculated using a Leap enterprise value-to-revenue multiple based on a share price of $17.34 per share of Leap common stock, which was the trailing average share price for the ten trading days ended on December 31, 2013.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $25.9 million and $8.3 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the year ended December 31, 2013. During the year ended December 31, 2012, STX Wireless made pro-rata tax distributions of $9.1 million and $3.0 million to Cricket and Pocket, respectively. We recorded the tax distributions to Pocket as adjustments to additional paid-in-capital in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

During the year ended December 31, 2013, STX Wireless made optional pro-rata cash distributions of $57.3 million and $18.3 million to Cricket and Pocket, respectively. During the year ended December 31, 2012, STX Wireless made optional pro-rata cash distributions of $50.7 million and $16.2 million to Cricket and Pocket, respectively. Under the STX LLC Agreement, optional distributions to Pocket (plus an annual return, as discussed above) reduce the purchase price payable to Pocket in the event of a put, call or mandatory buyout following a change of control of Leap.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of December 31, 2013 and 2012, Pocket had $15.5 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the net accretion (expense) benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $68.5 million and $64.5 million as of December 31, 2013 and 2012, respectively.

Contractual Obligations

The following table sets forth estimated amounts and timing of our minimum contractual payments as of December 31, 2013 for the next five years and thereafter (in thousands). Future events, including potential refinancing of our long-term debt, could cause actual payments to differ significantly from these amounts.

	2014	2015-2016	2017-2018	Thereafter	Total
Long-term debt(1)	$266,454	$36,500	$36,500	$3,322,625	$3,662,079
Capital leases(2)	10,056	16,705	10,124	10,145	47,030
Operating leases	268,453	474,657	311,627	198,999	1,253,736
Purchase obligations(3)	763,459	495,034	94,977	—	1,353,470
Contractual interest(4)	217,047	419,269	415,753	311,432	1,363,501
Total	$1,525,469	$1,442,165	$868,981	$3,843,201	$7,679,816
____________

(1)
Amounts shown for Cricket's long-term debt include principal only and exclude the effects of discount accretion on our $1,600 million of 7.75% senior notes due 2020 and $1,814 million senior secured term loans under the Credit Agreement. Interest on the debt, calculated at the current interest rate, is stated separately.

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

(4)	Contractual interest is based on the current interest rates in effect at December 31, 2013 for debt outstanding as of that date.

The table above does not include the following contractual obligations relating to STX Wireless: (1) Cricket's obligation to pay to Pocket, if Pocket exercises its right to sell its membership interest in STX Wireless to Cricket, an amount equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, which amount was estimated to be approximately $68.5 million as of December 31, 2013; and (2) STX Wireless' obligation to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or the FASB, issued ASU 2012-02 which simplified the requirements for testing for indefinite-lived intangible assets and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. The new guidance was adopted by us in the first quarter of 2013 and did not have a material impact on us or our consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," or ASU 2013-02. ASU 2013-02 requires companies to present information about significant items that have been reclassified by component out of accumulated other comprehensive income either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This new guidance became effective for us in the first quarter of 2013 and did not have a material impact on us or our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our senior notes and convertible senior notes bear interest at fixed rates and, accordingly, our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Agreement. As of December 31, 2013, we had $1,814 million in principal amount of outstanding borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest at LIBOR plus 3.50% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.50% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. Our primary interest rate under the Credit Agreement is LIBOR plus 3.50%. At December 31, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.80%. Assuming the outstanding balance under our Credit Agreement remained constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, by approximately $18.1 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Diego, California
March 5, 2014

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2013	December 31, 2012

Assets
Cash and cash equivalents	$531,245	$515,550
Short-term investments	385,783	159,426
Inventories	73,035	121,601
Deferred charges	38,293	60,963
Other current assets	159,581	139,242
Total current assets	1,187,937	996,782
Property and equipment, net	1,266,373	1,762,090
Wireless licenses	2,091,261	1,947,333
Assets held for sale (Note 7)	—	136,222
Goodwill	31,886	31,886
Intangible assets, net	14,043	24,663
Other assets	71,388	68,284
Total assets	$4,662,888	$4,967,260
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$365,479	$396,110
Current maturities of long-term debt	266,454	4,000
Other current liabilities	209,068	216,880
Total current liabilities	841,001	616,990
Long-term debt, net	3,364,567	3,298,463
Deferred tax liabilities	424,446	385,111
Other long-term liabilities	158,010	169,047
Total liabilities	4,788,024	4,469,611
Redeemable non-controlling interests	68,535	64,517
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock - authorized 160,000,000 shares, $.0001 par value; 79,726,348 and 79,194,750 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	8	8
Additional paid-in capital	2,159,171	2,182,503
Accumulated deficit	(2,352,147)	(1,748,694)
Accumulated other comprehensive loss	(703)	(685)
Total stockholders' equity (deficit)	(193,671)	433,132
Total liabilities and stockholders' equity	$4,662,888	$4,967,260

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Service revenues	$2,630,554	$2,947,457	$2,829,281
Equipment revenues	267,518	194,884	241,850
Total revenues	2,898,072	3,142,341	3,071,131
Operating expenses:
Cost of service (exclusive of items shown separately below)	999,965	1,034,167	981,203
Cost of equipment	871,399	816,226	817,920
Selling and marketing	276,604	349,970	369,257
General and administrative	357,323	348,934	355,529
Depreciation and amortization	594,341	625,596	548,426
Impairments and other charges (Note 11)	28,783	39,399	26,770
Total operating expenses	3,128,415	3,214,292	3,099,105
Gain on sale, exchange or disposal of assets, net	5,427	229,714	2,622
Operating income (loss)	(224,916)	157,763	(25,352)
Equity in net income (loss) of investees, net	(10,558)	(464)	2,984
Interest income	362	194	245
Interest expense	(249,784)	(268,232)	(256,175)
Other expense, net	—	—	(2)
Loss on extinguishment of debt	(72,988)	(18,634)	—
Loss before income taxes	(557,884)	(129,373)	(278,300)
Income tax expense	(45,569)	(57,904)	(39,377)
Net loss	(603,453)	(187,277)	(317,677)
Accretion of redeemable non-controlling interests and distributions, net of tax	(37,355)	(2,015)	3,050
Net loss attributable to common stockholders	$(640,808)	$(189,292)	$(314,627)
Loss per share attributable to common stockholders:
Basic	$(8.20)	$(2.45)	$(4.11)
Diluted	$(8.20)	$(2.45)	$(4.11)
Shares used in per share calculations:
Basic	78,136	77,283	76,534
Diluted	78,136	77,283	76,534
Other comprehensive loss:
Net loss	$(603,453)	$(187,277)	$(317,677)
Net unrealized holding gains (losses) on investments and other	(18)	27	(14)
Comprehensive loss	$(603,471)	$(187,250)	$(317,691)

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(603,453)	$(187,277)	$(317,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	15,438	8,122	15,328
Depreciation and amortization	594,341	625,596	548,426
Accretion of asset retirement obligations	3,356	3,208	3,061
Non-cash interest items, net	10,608	13,514	13,178
Non-cash loss on extinguishment of debt	30,510	3,528	—
Deferred income tax expense	41,716	53,845	35,316
Impairments and other charges, net	15,447	13,640	377
Gain on sale, exchange or disposal of assets, net	(5,427)	(229,714)	(2,732)
Equity in net loss of investees, net of cash dividends	10,558	464	3,628
Changes in assets and liabilities:
Inventories and deferred charges	71,236	(7,628)	(23,352)
Other assets	(29,113)	(9,735)	(40,970)
Accounts payable and accrued liabilities	(3,030)	(6,136)	38,224
Other liabilities	(14,286)	(53,989)	43,212
Impairments and other charges, to be settled in cash	(9,099)	12,950	22,046
Net cash provided by operating activities	128,802	240,388	338,065
Investing activities:
Acquisition of a business	—	—	(850)
Purchases of property and equipment	(133,067)	(487,921)	(395,343)
Change in prepayments for purchases of property and equipment	(4,975)	(6,357)	(6,813)
Purchases of wireless licenses and spectrum clearing costs	(3,289)	(5,596)	(4,880)
Proceeds from sales of wireless licenses and operating assets, net	9,665	154,068	5,070
Purchases of investments	(770,803)	(367,487)	(826,233)
Sales and maturities of investments	543,773	613,632	487,860
Dividend received from equity investee	—	—	11,606
Change in restricted cash	(63)	239	(948)
Net cash used in investing activities	(358,759)	(99,422)	(730,531)
Financing activities:
Proceeds from the issuance of long-term debt	1,414,313	396,000	396,772
Repayment of long-term debt	(1,112,922)	(321,911)	(23,589)
Payment of debt issuance costs	(15,800)	(5,645)	(7,269)
Purchase of non-controlling interest	—	(5,250)	—
Proceeds from issuance of common stock, net	555	959	1,346
Proceeds from sale lease-back financing	—	—	25,815
Payments made to joint venture partners	(33,338)	(29,407)	(3,108)
Other	(7,156)	(5,405)	(3,048)
Net cash provided by financing activities	245,652	29,341	386,919
Net increase (decrease) in cash and cash equivalents	15,695	170,307	(5,547)
Cash and cash equivalents at beginning of period	515,550	345,243	350,790
Cash and cash equivalents at end of period	$531,245	$515,550	$345,243

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2010	78,437,309	8	2,155,712	(1,243,740)	(698)	911,282
Components of comprehensive loss:
Net loss	—	—	—	(317,677)	—	(317,677)
Net unrealized holding losses on investments and other	—	—	—	—	(14)	(14)
Comprehensive loss						(317,691)
Share-based compensation expense	—	—	15,328	—	—	15,328
Accretion of redeemable non-controlling interests, net of tax	—	—	5,124	—	—	5,124
Issuance of common stock under share-based compensation plans, net of repurchases	486,740	—	1,346	—	—	1,346
Distributions to joint venture partners	—	—	(2,074)	—	—	(2,074)
Balance at December 31, 2011	78,924,049	8	2,175,436	(1,561,417)	(712)	613,315
Components of comprehensive loss:
Net loss	—	—	—	(187,277)	—	(187,277)
Net unrealized holding gains on investments and other	—	—	—	—	27	27
Comprehensive loss						(187,250)
Share-based compensation expense	—	—	8,122	—	—	8,122
Accretion of redeemable non-controlling interests, net of tax	—	—	2,126	—	—	2,126
Issuance of common stock under share-based compensation plans, net of repurchases	270,701	—	960	—	—	960
Distributions to joint venture partners	—	—	(4,141)	—	—	(4,141)
Balance at December 31, 2012	79,194,750	8	2,182,503	(1,748,694)	(685)	433,132
Components of comprehensive loss:
Net loss	—	—	—	(603,453)	—	(603,453)
Net unrealized holding losses on investments and other	—	—	—	—	(18)	(18)
Comprehensive loss						(603,471)
Share-based compensation expense	—	—	13,470	—	—	13,470
Accretion of redeemable non-controlling interests, net of tax	—	—	(29,071)	—	—	(29,071)
Issuance of common stock under share-based compensation plans, net of repurchases	531,598	—	553	—	—	553
Distributions to joint venture partners	—	—	(8,284)	—	—	(8,284)
Balance at December 31, 2013	79,726,348	8	2,159,171	(2,352,147)	(703)	(193,671)

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company

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

On July 12, 2013, Leap entered into an Agreement and Plan of Merger, dated as of July 12, 2013 (the "Merger Agreement"), with AT&T Inc. ("AT&T"), Mariner Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of AT&T ("Merger Sub"), and Laser, Inc., a Delaware corporation (which will act as the stockholders' representative for certain purposes under the Merger Agreement), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, AT&T will acquire Leap in a transaction in which Leap stockholders would receive $15.00 in cash for each outstanding share of Leap's common stock, plus one non-transferable contingent value right ("CVR") per share (together, the "Merger Consideration"). The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds, if any, resulting from the future sale of the Company's 700 MHz A block license in Chicago (the "700 MHz License"). The Merger Agreement provides that, on the terms and subject to the conditions thereof, Merger Sub will be merged with and into Leap, with Leap continuing as the surviving corporation (the "Merger"), and each outstanding share of common stock of Leap (other than excluded shares) will cease to be outstanding and will be converted into the right to receive the Merger Consideration. Subject to the satisfaction or waiver of the conditions to closing, the Company expects to complete the proposed Merger with AT&T no later than the end of the first quarter of 2014.

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

Leap has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants not to solicit proposals relating to alternative transactions or enter into discussions concerning or provide information in connection with alternative transactions. On October 30, 2013, the Merger Agreement was adopted and approved by the requisite vote of Leap's stockholders at the special meeting of stockholders.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management's estimates.

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

Segment and Geographic Data

The Company operates in a single operating segment and a single reporting unit as a wireless communications carrier that offers digital wireless services almost entirely in the United States. As of and for the years ended December 31, 2013, 2012 and 2011, substantially all of the Company's revenues and long-lived assets related to operations in the United States.

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

Universal Service Fund, E-911 and other telecommunications-related regulatory fees are assessed by various federal and state governmental agencies in connection with the services that the Company provides to its customers. The service plans the Company currently offers are "all-inclusive" of telecommunications and regulatory fees, in that the Company does not separately bill and collect amounts owed and remitted to government agencies from its customers. For the Company's legacy service plans, which are not "all-inclusive," the Company separately bills and collects from its customers amounts owed and remitted to government agencies. Regulatory fees and telecommunications taxes separately billed and collected from the Company's customers are recorded in service revenues. Amounts owed to government agencies are recorded in cost of service. During the years ended December 31, 2013, 2012 and 2011 the total amount of regulatory fees and telecommunications taxes separately billed and collected from customers and recorded in service revenues was $2.6 million, $9.4 million and $32.6 million, respectively. Sales, use and excise taxes for all service plans are reported on a net basis.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Investments are classified as available-for-sale and stated at fair value. The net unrealized gains or losses on available-for-sale securities are reported as a component of other comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on investments. Investments are periodically reviewed for impairment. If the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized in earnings (or net loss) for the difference.

Restricted Cash, Cash Equivalents and Short-Term Investments

The Company has set aside certain amounts of cash, cash equivalents and short term investments to satisfy certain contractual obligations and has classified such amounts as restricted in its consolidated balance sheets. Restricted cash, cash equivalents and short-term investments are included in either other current assets or other assets, depending on the nature of the underlying contractual obligation. As of December 31, 2013, the Company had approximately $0.9 million and $11.3 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively. As of December 31, 2012, the Company had approximately $0.7 million and $11.4 million of restricted cash, cash equivalents and short-term investments included in other current assets and other assets, respectively.

Fair Value of Financial Instruments

The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

an exit price, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance. See "Note 4. Fair Value of Financial Instruments and Non-Financial Assets" for further discussion regarding the Company's measurement of assets and liabilities at fair value.

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

In accordance with the authoritative guidance for accounting for costs of computer software developed or obtained for internal use, certain costs related to the development of internal use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 31, 2013 and 2012, the Company capitalized internal use software costs of $41.5 million and $74.4 million, respectively, to property and equipment, and amortized internal use software costs of $84.6 million and $76.7 million, respectively.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Lived Intangible Assets

The Company's long-lived intangible assets consist of trademarks and customer relationships. The Company's trademarks were recorded upon adoption of fresh-start reporting and are being amortized on a straight-line basis over their estimated useful lives of fourteen years. Customer relationships acquired in connection with the Company's formation of the STX Wireless joint venture in the fourth quarter of 2010 are amortized on an accelerated basis over a useful life of up to four years. Amortization expense for other intangible assets for the years ended December 31, 2013, 2012 and 2011 was $10.6 million, $16.8 million and $23.4 million, respectively. Estimated amortization expense for other intangible assets is $4.6 million for 2014, $2.6 million for 2015, $2.6 million for 2016, $2.6 million for 2017, $1.5 million for 2018 and zero thereafter.

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

During the years ended December 31, 2013 and 2012, the Company determined that certain amounts capitalized were no longer recoverable, and as such, recorded impairment charges of approximately $19.8 million and $13.6 million, respectively, reducing the carrying value of those capitalized amounts to zero. There were no other events or circumstances that occurred during the years ended December 31, 2013, 2012 and 2011 that indicated the carrying value of any long-lived assets may not be recoverable.

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

Wireless Licenses

The Company holds Personal Communications Services ("PCS"), Advanced Wireless Services ("AWS") and 700 MHz wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. Wireless licenses are recorded at cost when acquired and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS and 700 MHz licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to provide wireless service using the relevant licenses for the foreseeable future. PCS, AWS and 700 MHz licenses are routinely renewed for either no or a nominal fee and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of the Company's wireless licenses. On a quarterly basis, the Company evaluates the remaining useful lives of its indefinite-lived wireless licenses to determine whether events and circumstances, such as legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company would first test the wireless license for impairment and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. The Company also tests its wireless licenses for impairment on an annual basis in accordance with the authoritative guidance for intangible assets. The Company's annual impairment test is conducted each year during the third quarter. Refer to "Note 6. Wireless Licenses and Goodwill" for further discussion regarding the Company's impairment evaluation of wireless licenses.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of December 31, 2013 and 2012, goodwill of $31.9 million primarily represented the excess of the purchase price over the fair value of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless in connection with the formation of the joint venture. Goodwill is tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. The Company's annual impairment test is conducted each year during the third quarter. In addition, on a quarterly basis, the Company evaluates the triggering event criteria outlined in the authoritative guidance for intangible assets to determine whether events or changes in circumstances indicate that an impairment condition may exist. Refer to "Note 6. Wireless Licenses and Goodwill" for further discussion regarding the Company's goodwill impairment evaluation.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and for investments in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company's share of net earnings or losses of the investee. The Company's ownership interest in equity method investees ranges from approximately 4.0% to 20.7% of outstanding membership units. The carrying value of the Company's investments in its equity method investees was zero and $10.6 million as of December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company's share of earnings (losses) in its equity method investees (net of its share of their losses) was $(1.4) million, $(0.5) million and $3.0 million, respectively.

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

The Company reviews its investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be fully recoverable. The Merger Agreement with AT&T requires that the Company sell its investments in its equity method investees, and in the third quarter of 2013 we commenced a plan to sell those investments. As the investments met all of the criteria under the authoritative guidance to be classified as assets held for sale, the Company reclassified the investments to assets held for sale as of September 30, 2013. The Company is required to assess the fair value of its investments at each period end and determined that an other-than-temporary impairment existed at December 31, 2013. As a result, the Company recorded impairment charges totaling $9.2 million to reduce the carrying value of one of its equity method investments to zero at December 31, 2013. In March 2014, the Company completed the sale of its investment in one of its equity method investees for a contingent fee of up to $5.0 million.

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

The networks the Company operates do not, by themselves, provide national coverage and it must pay fees to other carriers who provide roaming or wholesale services to the Company. The Company currently relies on roaming agreements with several carriers for the majority of its voice services and generally on one key carrier for its data roaming services. The Company has also entered into a wholesale agreement, which the Company uses to offer Cricket services in a limited number of nationwide retailers outside of its current network footprint. If the Company were unable to obtain or maintain cost-effective roaming or wholesale services for its customers in geographically desirable service areas, the Company's competitive position, business, financial condition and results of operations could be materially adversely affected.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating Leases

Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other current or long-term liabilities in the consolidated balance sheets. Rent expense totaled $252.6 million, $256.3 million and $260.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following table summarizes the Company's asset retirement obligations as of and for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Asset retirement obligations, beginning of year	$36,230	$32,919
Liabilities incurred	118	815
Accretion expense	3,356	3,208
Decommissioned sites	(320)	(712)
Other	(3,155)	—
Asset retirement obligations, end of year	$36,229	$36,230

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $85.5 million, $131.2 million and $115.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Share-based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee's requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2013.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes

The Company calculates income taxes in each of the jurisdictions in which it operates. This process involves calculating the current tax expense or benefit and any deferred income tax expense or benefit resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss ("NOL") carryforwards, capital loss carryforwards and income tax credits.

The Company periodically assesses the likelihood that its deferred tax assets will be recoverable from future taxable income. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2013, the Company weighed the positive and negative factors and, at this time, does not believe there is sufficient positive evidence to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $1.8 million Texas Margins Tax ("TMT") credit. Accordingly, at December 31, 2013, 2012 and December 31, 2011, the Company recorded a valuation allowance offsetting substantially all of its deferred tax assets. The Company will continue to monitor the positive and negative factors to assess whether it is required to continue to maintain a valuation allowance. At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, with the corresponding benefit reflected in the Company's tax provision. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.

The Company has substantial federal and state NOLs for income tax purposes. Subject to certain requirements, the Company may "carry forward" its federal NOLs for up to 20 years to offset future taxable income and reduce its income tax liability. For state income tax purposes, the NOL carryforward period ranges from five to 20 years. As of December 31, 2013, the Company had federal and state NOLs of approximately $3.1 billion and $2.3 billion, respectively, which begin to expire in 2022 for federal income tax purposes and of which $92.8 million will expire at the end of 2014 for state income tax purposes. While these NOL carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $1.2 billion, the Company's ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

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

None of the Company's NOL carryforwards are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of a Section 382 limitation will be removed from deferred tax assets with a corresponding reduction to the valuation allowance. Since the Company currently maintains a full valuation

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

allowance against its federal and state NOL carryforwards, it is not expected that any possible limitation would have a current impact on its results of operations.

In accordance with the authoritative guidance for business combinations, which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

The Company's unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period. All of the Company's tax years from 1998 to 2012 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company's 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, employee stock purchase rights and convertible senior notes. Since the Company incurred losses for the years ended December 31, 2013, 2012 and 2011, 8.7 million, 8.4 million and 7.8 million common share equivalents were excluded in the computation of diluted loss per share for those periods, respectively.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the "FASB") issued ASU 2012-02 which simplified the requirements for testing for indefinite-lived intangible assets and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. The new guidance was adopted by the Company in the first quarter of 2013 and did not have a material impact on the Company or its consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires companies to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This new guidance became effective for the Company in the first quarter of 2013 and did not have a material impact on the Company or its consolidated financial statements.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of December 31, 2013 or December 31, 2012.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets as of December 31, 2013 and December 31, 2012 included its cash equivalents, its short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of December 31, 2013 or December 31, 2012, other than the non-financial assets measured at fair value on a non-recurring basis discussed below.

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were recorded at fair value as of December 31, 2013 and December 31, 2012 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$12,144	$—	$12,144
Commercial paper	—	191,989	—	191,989
U.S. government or government agency securities	—	306,808	—	306,808
Total	$—	$510,941	$—	$510,941

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$126,617	$—	$126,617
Commercial paper	—	82,346	—	82,346
U.S. government or government agency securities	—	135,861	—	135,861
Total	$—	$344,824	$—	$344,824

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

Cash Equivalents and Short-Term Investments

As of December 31, 2013 and December 31, 2012, all of the Company's short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. The fair value of the Company's cash equivalents, short-term investments in obligations of the U.S. government and government agencies and its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. Such investments are therefore considered to be Level 2 items.

Available-for-sale securities were comprised as follows as of December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013
	Cost	Fair Value
Money market funds	$12,144	$12,144
Commercial paper	191,989	191,989
U.S. government or government agency securities	306,813	306,808
	$510,946	$510,941

	As of December 31, 2012
	Cost	Fair Value
Money market funds	$126,617	$126,617
Commercial paper	82,345	82,346
U.S. government or government agency securities	135,848	135,861
	$344,810	$344,824

Long-Term Debt

The Company reports its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company's outstanding long-term debt is determined primarily by using quoted prices in active markets and was $3,906.0 million and $3,421.5 million as of December 31, 2013 and 2012, respectively. The Company's debt was considered to be a Level 1 item for disclosure purposes.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2013 and 2012, non-financial assets with a carrying value of $19.8 million and $13.6 million, respectively, accumulated in construction-in-progress had been reduced to a fair value of zero, resulting in an impairment charge of $19.8 million and $13.6 million, respectively.

The Company reviews its investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. The Merger Agreement with AT&T requires that the Company sell its investments in certain regional wireless service providers, which investments the Company has accounted for under the equity method. During the third quarter of 2013, the Company commenced its plan to sell those investments. As the investments met all of the criteria under the authoritative guidance to be classified as assets held for sale, the Company reclassified the investments to assets held for sale as of September 30, 2013. The Company was required to assess the fair value of the investments and determined that an other-than-temporary impairment existed as of December 31, 2013. As a result, the Company recorded an impairment charge of $9.2 million to reduce the carrying value of one of its equity method investments to its estimated fair value of zero as of December 31, 2013. In March 2014, the Company completed the sale of its investment in one of its equity method investees for a contingent fee of up to $5.0 million.

There were no other non-financial or financial assets that were measured and recorded at fair value on a nonrecurring basis.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	December 31, 2013	December 31, 2012
Other current assets:
Accounts receivable, net of allowances for bad debt of $1.3 million and $1.3 million, respectively(1)	$102,702	$86,467
Prepaid expenses	32,762	40,237
Other	24,117	12,538
	$159,581	$139,242
Property and equipment, net(2):
Network equipment	$3,333,173	$3,348,122
Computer hardware and software	571,646	526,348
Construction-in-progress(3)	14,339	54,945
Other	97,054	109,400
	4,016,212	4,038,815
Accumulated depreciation	(2,749,839)	(2,276,725)
	$1,266,373	$1,762,090
Intangible assets, net:
Customer relationships	$50,435	$50,435
Trademarks	37,000	37,000
	87,435	87,435
Accumulated amortization of customer relationships	(48,505)	(40,528)
Accumulated amortization of trademarks	(24,887)	(22,244)
	$14,043	$24,663
Accounts payable and accrued liabilities:
Trade accounts payable	$192,947	$143,931
Accrued payroll and related benefits	59,762	67,539
Other accrued liabilities	112,770	184,640
	$365,479	$396,110
Other current liabilities:
Deferred service revenue(4)	$93,347	$100,276
Deferred equipment revenue(5)	23,876	36,471
Accrued sales, telecommunications, property and other taxes payable	15,889	4,267
Accrued interest	31,567	44,653
Other	44,389	31,213
	$209,068	$216,880
____________

(1)
Accounts receivable, net, consists primarily of (i) amounts billed to third-party dealers for devices and accessories, (ii) amounts due from the federal government in connection with the Lifeline program and other regulatory programs, and (iii) amounts due from service providers related to interconnect and roaming agreements.

(2)
As of December 31, 2013 and December 31, 2012, approximately $48.7 million and $45.8 million of assets were held by the Company under capital lease arrangements, respectively. Accumulated amortization relating to these assets totaled $28.1 million and $22.9 million as of December 31, 2013 and December 31, 2012, respectively.

(3)	See "Note 11. Impairments and Other Charges" for information regarding the impairment of certain amounts accumulated in construction-in-progress.

(4)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(5)	Deferred equipment revenue relates to devices sold to third-party dealers and nationwide retailers, which have not yet been purchased and activated by customers.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplementary Cash Flow Information (in thousands):

	December 31,
	2013	2012	2011
Cash paid for interest	$(251,883)	$(268,186)	$(229,034)
Cash paid for income taxes	$(4,276)	$(4,043)	$(3,079)
Supplementary disclosure of non-cash investing activities:
Net wireless licenses received in exchange transaction	$6,809	$106,877	$20,649
Assets acquired through capital leases	$807	$13,829	$1,749
Acquisition of property and equipment	$27,548	$43,220	$117,042

Note 6.	Wireless Licenses and Goodwill

Wireless Licenses

As of December 31, 2013 and 2012, the carrying value of the Company's wireless licenses (excluding assets held for sale) was $2.1 billion and $1.9 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of their carrying value or fair value less costs to sell. As of December 31, 2013, no wireless licenses were classified as assets held for sale. As of December 31, 2012, wireless licenses with carrying values and fair values of $136.2 million and $143.0 million, respectively, were classified as assets held for sale.

For purposes of testing impairment, the Company's wireless licenses in its operating markets are combined into a single unit of account because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company's non-operating licenses are tested for impairment on an individual basis because these licenses are not functioning as part of a group with licenses in the Company's operating markets. As of December 31, 2013, the carrying values of the Company's operating and non-operating wireless licenses were $2,047.4 million and $43.9 million, respectively.

In accordance with ASU 2012-02, for the 2013 annual impairment test, the Company elected to perform a qualitative assessment to determine whether it would be more likely than not that its wireless licenses were impaired. The Company considered a variety of relevant events and circumstances that could affect the significant inputs used to determine fair value, most specifically, how the values of wireless licenses have generally increased over time. No adverse events or circumstances were identified that would significantly affect the fair values of the Company's wireless licenses. As a result, the Company determined that it was more likely than not that its wireless licenses were not impaired, and therefore, the Company concluded that a quantitative impairment test was not necessary.

Subsequent to the 2013 annual impairment test of its wireless licenses, the Company evaluated whether any triggering events or changes in circumstances occurred that indicated that an impairment condition may exist. This evaluation included consideration of whether there had been any significant adverse change in legal factors or in the Company's business climate, any adverse action or assessment by a regulator, unanticipated competition, loss of key personal or likely sale or disposal of all or a significant portion of an asset group. Based upon this evaluation, the Company concluded that no triggering events or changes in circumstances had occurred.

In connection with the Company's 2012 annual impairment test, the aggregate fair value and carrying value of its operating wireless licenses (excluding assets held for sale) were $2,415.0 million and $1,745.7 million, respectively, as of September 30, 2012. No impairment charges were recorded during the years ended December 31, 2012 or 2011 with respect to the Company's operating wireless licenses as the aggregate fair value of these licenses exceeded their aggregate carrying value as of such dates. If the fair value of the Company's operating wireless licenses had declined by 10%, the Company would not have recognized any impairment loss.

In connection with the Company's 2012 annual impairment test, the aggregate fair value and carrying value of its non-operating wireless licenses (excluding assets held for sale) were $77.9 million and $42.6 million, respectively, as of September 30, 2012.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company did not record any impairment charges during the year ended December 31, 2012 to reduce the carrying value of any non-operating wireless license to its estimated fair value. If the fair value of the Company's non-operating wireless licenses had each declined by 10%, it would have recognized an impairment loss of approximately $0.1 million.

The Company recorded an impairment charge of $0.4 million during the year ended December 31, 2011 to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values.

Goodwill

The Company records the excess of the purchase price over the fair value of net assets acquired in a business combination as goodwill. As of December 31, 2013 and 2012, goodwill of $31.9 million primarily represented the excess of the purchase price over the fair values of the assets acquired (net of liabilities assumed, including the related deferred tax effects) by STX Wireless from Pocket in connection with the formation of the joint venture.

During the third quarter of each year, the Company assesses its goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the carrying value of the Company's net assets to their fair value. If the fair value is determined to be less than carrying value, a second step is performed to measure the amount of the impairment, if any.

In connection with the Company's annual impairment testing of goodwill in 2013, management based the determination of fair value primarily upon its average market capitalization for the month of August 2013, which inherently included an assumed control premium due to the proposed Merger with AT&T. Average market capitalization is calculated based upon the average number of shares of Leap common stock outstanding during such month and the average closing price of Leap common stock during such month. The Company considered the month of August to be an appropriate period over which to measure average market capitalization in 2013 because trading prices during that period reflected market reaction to the Company's most recently announced financial and operating results, as well as the proposed Merger.

As of December 31, 2013, the carrying value of the Company's goodwill was $31.9 million. Based upon the Company's annual impairment test conducted during the third quarter of 2013, the value of the Company's net assets as of August 31, 2013 was $58.4 million and the fair value of the Company, based upon its average market capitalization during the month of August, was $1,267.1 million. As such, the Company determined that no impairment condition existed and that it was not required to perform the second step of the goodwill impairment test.

In the fourth quarter of 2013, the Company evaluated whether any triggering events or changes in circumstances had occurred subsequent to the annual impairment test conducted in the third quarter of 2013. As part of this evaluation, the Company considered whether there had been any events or circumstances that would indicate it was more likely than not that the Company’s carrying value exceeded its fair value. Based on this evaluation, the Company determined that there had not been any triggering events or changes in circumstances that indicated an impairment condition existed as of December 31, 2013. Had the Company concluded that a triggering event had occurred as of such date, the first step of the goodwill impairment test would have resulted in a determination that the fair value of the Company (based upon its average market capitalization in the month of December, which included an assumed control premium due to the proposed Merger) exceeded the carrying value of its net assets, and thus, the Company would not have been required to perform any further impairment evaluation.

Based upon the Company’s annual impairment test conducted during the third quarter of 2012, the value of its net assets as of August 31, 2012 was $527.5 million and the fair value of the Company, based upon its average market capitalization during the month of August and an assumed control premium of 30%, was $573.5 million. The Company believes that consideration of a control premium is customary in determining fair value and is contemplated by the applicable accounting guidance. The Company believes that its consideration of a control premium was appropriate because it believes that its market capitalization did not fully capture the fair value of its business as a whole or the additional amount an assumed purchaser would pay to obtain a controlling interest in the Company. The Company determined the amount of the control premium as part of its third quarter 2012 testing based upon relevant transactional experience and an assessment of market, economic and other factors. As such, the Company determined that no impairment condition existed and that it was not required to perform the second step of the goodwill impairment test.

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

On March 25, 2013, the Company completed an intra-market license exchange with a subsidiary of T-Mobile USA, Inc. ("T-Mobile") and Cellco Partnership dba Verizon Wireless ("Verizon Wireless") involving various markets in Philadelphia, Wilmington and Atlantic City. The licenses involved in the exchange, which were classified as assets held for sale as of December 31, 2012, had a carrying value of $136.2 million, and the Company recognized a gain of $6.8 million in connection with the transaction.

On October 1, 2012, the Company assigned to various entities affiliated with T-Mobile spectrum in various markets in Alabama, Illinois, Missouri, Minnesota and Wisconsin in exchange for 10 MHz of additional AWS spectrum in Phoenix, Houston and two other Texas markets. The transactions also included intra-market exchanges between the Company and T-Mobile in Philadelphia, Wilmington, Atlantic City and various markets in Texas and New Mexico. The Company recognized a non-cash gain on the transaction of approximately $106.4 million related to the excess of the fair value over carrying value of the spectrum exchanged by it in the transaction.

On August 28, 2012, the Company acquired the 700 MHz License from Verizon Wireless for $204 million and the Company and Savary Island Wireless, LLC ("Savary Island"), a former designated entity of the Company, sold to Verizon Wireless excess PCS and AWS spectrum in various markets across the U.S. for $360 million. The Company recognized a net gain of $130.4 million in connection with these transactions.

Note 8.	Arrangement with Joint Venture

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

Cricket controls and manages the joint venture under the terms of the amended and restated limited liability company agreement (the "STX LLC Agreement"). Under the STX LLC Agreement, Pocket has the right to put, and the Company has the right to call, all of Pocket's membership interests in STX Wireless, which rights are generally exercisable on or after April 1, 2014. In addition, in the event of a change of control of Leap (including as a result of the consummation of the Merger), Pocket is obligated to sell to the Company all of its membership interests in STX Wireless. The purchase price for Pocket's membership interests would be equal to 24.25% of the product of Leap's enterprise value-to-revenue multiple for the four most recently completed fiscal quarters multiplied by the total revenues of STX Wireless and its subsidiaries over that same period, subject to adjustment in certain circumstances. The purchase price will be reduced by the total amount of optional cash distributions that have been made to Pocket pursuant to the STX LLC Agreement plus an amount equal to an 8% per annum return on each such distribution from the date it was made. The purchase price is payable in either cash, Leap common stock or a combination thereof, as determined by Cricket in its discretion (provided that, if permitted by Cricket's debt instruments, at least $25.0 million of the purchase price must be paid in cash). The Company has the right to deduct from or set off against the purchase price any obligations owed to the Company by Pocket. Under the STX LLC Agreement, Cricket is permitted to purchase Pocket's membership interests in STX Wireless over multiple closings in the event that the block of shares of Leap common stock issuable to Pocket at the closing of the purchase would be greater than 9.9% of the total number of shares of Leap common stock then issued and outstanding.

To the extent the redemption price for Pocket's non-controlling membership interest varies from the value of Pocket's net interest in STX Wireless at any period (after the attribution of profits or losses), the value of such interest is accreted to the redemption price for such interest with a corresponding adjustment to additional paid-in capital. For the year ended December 31, 2013 and 2012, the Company recorded net accretion expense of $32.0 million and net accretion benefit of $0.7 million, respectively, to bring the carrying value of Pocket's membership interests in STX Wireless to its estimated redemption value. The net accretion expense for the year ended December 31, 2013 has been calculated using a Leap enterprise value-to-revenue multiple based on a share

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

price of $17.34 per share of Leap common stock, which was the trailing average share price for the ten trading days ended on December 31, 2013.

In accordance with the STX LLC Agreement, STX Wireless made pro-rata tax distributions of $25.9 million and $8.3 million to Cricket and Pocket, respectively, in connection with their estimated tax liabilities resulting from STX Wireless' earnings for the year ended December 31, 2013. During the year ended December 31, 2012, STX Wireless made pro-rata tax distributions of $9.1 million and $3.0 million to Cricket and Pocket, respectively. The Company recorded the tax distributions to Pocket as adjustments to additional paid-in-capital in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The distributions made to Cricket were eliminated in consolidation.

During the year ended December 31, 2013, STX Wireless made optional pro-rata cash distributions of $57.3 million and $18.3 million to Cricket and Pocket, respectively. During the year ended December 31, 2012, STX Wireless made optional pro-rata cash distributions of $50.7 million and $16.2 million to Cricket and Pocket, respectively. Under the STX LLC Agreement, optional distributions to Pocket (plus an annual return, as discussed above), reduce the purchase price payable to Pocket in the event of a put, call or mandatory buyout following a change of control of Leap.

At the closing of the formation of the joint venture, STX Wireless entered into a loan and security agreement with Pocket pursuant to which, commencing in April 2012, STX Wireless agreed to make quarterly limited-recourse loans to Pocket out of excess cash in an aggregate principal amount not to exceed $30 million, which loans are secured by Pocket's membership interests in STX Wireless. As of December 31, 2013 and December 31, 2012, Pocket had $15.5 million and $8.3 million in aggregate principal amount of outstanding borrowings under the loan and security agreement, respectively. Borrowings under the loan and security agreement bear interest at 8.0% per annum, compounded annually, and will mature on the earlier of October 2020 and the date on which Pocket ceases to hold any membership interests in STX Wireless. Cricket has the right to set off all outstanding principal and interest under this loan and security agreement against the payment of the purchase price for Pocket's membership interests in STX Wireless in the event of a put, call or mandatory buyout following a change of control of Leap. Accordingly, outstanding borrowings and accrued interest under the loan and security agreement have been recorded as a deduction from the purchase price payable to Pocket as discussed above in the consolidated balance sheets and as a component of accretion of redeemable non-controlling interests and distributions, net of tax, in the consolidated statements of comprehensive income. The offset of the outstanding borrowings and accrued interest against the purchase price for Pocket's membership interest, coupled with the net accretion (expense) benefit recorded to adjust the redemption value of Pocket's net interest in STX Wireless, brought the carrying value of Pocket's membership interests in STX Wireless to an estimated redemption value of $68.5 million and $64.5 million as of December 31, 2013 and December 31, 2012, respectively.

As described in Note 3, the Company consolidates its controlling membership interest in STX Wireless in accordance with the authoritative guidance for consolidations based on the voting interest model. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The following table provides a summary of the changes in value of the Company's redeemable non-controlling interests (in thousands):

	Year Ended December 31,
	2013	2012

Beginning balance, January 1,	$64,517	$95,910
Accretion of redeemable non-controlling interests, before tax	31,970	28
Purchases of membership units of non-controlling interests	—	(5,250)
Loans made to joint venture partner	(6,716)	(8,255)
Optional distributions made to joint venture partner	(18,338)	(16,243)
Other	(2,898)	(1,673)
Ending balance, December 31,	$68,535	$64,517

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9.	Unrestricted Subsidiaries

In July 2011, the Company's board of directors designated Cricket Music and Cricket Music's wholly-owned subsidiary Muve USA, LLC ("Muve USA") as "Unrestricted Subsidiaries" under the indentures governing Cricket's senior notes. Cricket Music, Muve USA and their subsidiaries are also designated as "Unrestricted Subsidiaries" under the Credit Agreement. Muve USA holds certain hardware, software and intellectual property relating to Cricket's Muve Music service. The financial position and results of operations of Cricket Music and Muve USA are included in the Company's consolidated financial statements included in this report. Together with STX Wireless, Cricket Music and Muve USA and their subsidiaries are presented as "Non-Guarantors" within the Company's condensed consolidating financial statements included in Note 16.

As required by the Credit Agreement and the indenture governing Cricket's senior notes, the Company is presenting the aggregate carrying amount and classification of the components of the financial position as of December 31, 2013 and December 31, 2012 and results of operations of Cricket Music and Muve USA for the years ended December 31, 2013, 2012, and 2011 in the following tables separately (in thousands):

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$902	$1
Other current assets	12	—
Property and equipment, net	440	4,937
Total assets	$1,354	$4,938
Liabilities and stockholders' equity
Accounts payable and accrued liabilities	$31	$—
Other current liabilities	502	5
Other long-term liabilities	84	—
Stockholders' equity	737	4,933
Total liabilities and stockholders' equity	$1,354	$4,938

	Year Ended December 31,
	2013	2012	2011
Revenues	$410	$—	$—
Operating expenses:
Depreciation and amortization	4,497	4,497	2,225
Other	16	14	1
Total operating expenses	4,513	4,511	2,226
Operating loss	(4,103)	(4,511)	(2,226)
Income tax expense	(82)	—	—
Net loss	$(4,185)	$(4,511)	$(2,226)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10.	Long-Term Debt, Net

Long-term debt, net as of December 31, 2013 and December 31, 2012 was comprised of the following (in thousands):

	December 31, 2013	December 31, 2012
Convertible senior notes due 2014	$248,204	$250,000
Senior secured notes due 2016	—	1,100,000
Unamortized discount on $1,100 million senior secured notes due 2016	—	(23,767)
Term loans under Credit Agreement	1,813,875	400,000
Unamortized discount on term loans under Credit Agreement	(13,096)	(3,892)
Unsecured senior notes due 2020	1,600,000	1,600,000
Unamortized discount on $1,600 million unsecured senior notes due 2020	(17,962)	(19,878)
	3,631,021	3,302,463
Current maturities of long-term debt	(266,454)	(4,000)
	$3,364,567	$3,298,463

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

As of December 31, 2013, the Company had $1,814 million in outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.5% (subject to a LIBOR floor of 1.25% per annum) or at the bank base rate plus 2.5% (subject to a base rate floor of 2.25% per annum), as selected by Cricket. At December 31, 2013, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was 4.8%.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

On April 15, 2013, in connection with the borrowing of C term loans under the Credit Agreement, Cricket issued a notice of redemption to redeem all of its $1,100 million of 7.75% senior secured notes due 2016 in accordance with the optional redemption provisions governing the notes at a redemption price of 103.875% of the principal amount of outstanding notes, plus accrued and unpaid interest to the redemption date of May 15, 2013. Also on April 15, 2013, Cricket deposited approximately $1,185 million with the trustee for the notes to fund the redemption price (including accrued interest) and the indenture governing the notes was satisfied and discharged in accordance with its terms. As a result of this redemption, the Company recognized a loss on extinguishment of debt of $72.8 million during the year ended December 31, 2013, which was comprised of $42.6 million in redemption premium, $22.0 million in unamortized debt discount and $8.2 million in unamortized debt issuance costs.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Unsecured Senior Notes Due 2020

In November 2010, Cricket issued $1,200 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 98.323% of the principal amount, which were exchanged in January 2011 for identical notes that had been registered with the SEC. The $20.1 million discount to the net proceeds the Company received in connection with the issuance of the notes has been recorded in long-term debt, net in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. In May 2011, Cricket issued an additional $400 million of 7.75% senior notes due 2020 in a private placement to institutional buyers at an issue price of 99.193% of the principal amount, which were exchanged in November 2011 for identical notes that had been registered with the SEC. The $3.2 million discount to the net proceeds the Company received in connection with the issuance of the additional notes was recorded in long-term debt, net in the consolidated financial statements and is being accreted as an increase to interest expense over the term of the notes. At December 31, 2013, the effective interest rates on the initial $1,200 million tranche and the additional $400 million tranche of the notes were 7.85% and 7.80%, respectively, both of which include the effect of the discount accretion.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Maturities of Long-Term Debt

The aggregate maturities of the Company's long-term debt obligations, excluding the effects of discount accretion on its $1,600 million of 7.75% unsecured notes due 2020 and its $1,814 million of secured term loans under the Credit Agreement are as follows (in thousands):

Years Ended December 31:
2014	$266,454
2015	18,250
2016	18,250
2017	18,250
2018	18,250
Thereafter	3,322,625
$3,662,079

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11.	Impairments and Other Charges

Impairments and other charges consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Wireless license impairment (Note 6)	$—	$—	$377
Property and equipment impairment (Note 4)	19,847	13,640	—
Severance	(1,501)	14,753	—
Restructuring activities	10,437	11,006	—
Post-acquisition charges	—	—	26,393
Impairments and other charges	$28,783	$39,399	$26,770

During 2013, the Company determined that certain amounts accumulated in construction-in-progress were no longer recoverable, and as such, recorded an impairment charge of approximately $19.8 million, reducing the carrying value of those capitalized amounts to zero. There were no other events or circumstances that occurred during the year ended December 31, 2013 that indicated that the carrying value of any long-lived assets may not be recoverable. During 2013, the Company also recognized additional restructuring charges of $10.4 million, primarily related to contract terminations and lease exit costs.

During 2012, the Company developed plans to reduce administrative and corporate support costs through a reduction in personnel and to reduce previously planned network expansion activities and capital expenditures. As a result, the Company recorded a liability of $14.8 million representing severance expense and related costs and restructuring charges of $11.0 million, primarily related to lease exit costs associated with cellular sites that were no longer being developed or utilized.

During 2011, the Company recognized $26.4 million of post-acquisition charges associated with the integration of certain operating assets in South Texas.

The following table provides a rollforward of the impairments and other charges recorded as a component of accounts payable and accrued liabilities within the consolidated balance sheets:

	December 31, 2012	Accruals	Payments	December 31, 2013
Post-acquisition charges	$14,726	$—	$(3,418)	$11,308
Severance	9,877	(1,501)	(8,371)	5
Restructuring activities	10,393	14,836	(10,645)	14,584
Total impairments and other charges, to be settled in cash	$34,996	$13,335	$(22,434)	$25,897

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12.	Income Taxes

The components of the Company's income tax provision are summarized as follows (in thousands):

	December 31,
	2013	2012	2011
Current provision:
State	$3,772	$4,059	$3,595
Foreign	81	—	466
	3,853	4,059	4,061
Deferred provision:
Federal	39,537	50,544	32,229
State	2,179	3,301	3,087
	41,716	53,845	35,316
	$45,569	$57,904	$39,377

A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the consolidated statements of comprehensive income is summarized as follows (in thousands):

	December 31,
	2013	2012	2011
Amounts computed at statutory federal rate	$(195,259)	$(45,280)	$(97,405)
Non-deductible expenses	282	477	376
State income tax expense, net of federal income tax impact	4,684	5,944	5,708
Net tax benefit related to joint ventures	(1,496)	(6,737)	(2,856)
Non-deductible share-based compensation	3,637	5,776	6,623
Other	—	—	(2,936)
Change in valuation allowance	233,721	97,724	129,867
	$45,569	$57,904	$39,377

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the Company's deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$1,197,188	$1,008,492
Wireless licenses	8,492	13,291
Capital loss carryforwards	14	—
Reserves and allowances	8,563	13,990
Share-based compensation	27,423	29,698
Deferred charges	54,026	49,898
Investments and deferred tax on unrealized losses	19,147	395
Intangible assets	12,473	15,502
Goodwill	26,245	28,546
Other	2,083	2,156
Gross deferred tax assets	1,355,654	1,161,968
Deferred tax liabilities:
Property and equipment	(148,214)	(222,260)
Other	(5,067)	(242)
Net deferred tax assets	1,202,373	939,466
Valuation allowance	(1,200,585)	(937,568)
Other deferred tax liabilities:
Wireless licenses	(422,202)	(378,876)
Investment in joint ventures	—	(1,653)
Net deferred tax liabilities	$(420,414)	$(378,631)

Deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	As of December 31,
	2013	2012
Current deferred tax assets (included in other current assets)	$4,032	$6,480
Long-term deferred tax liabilities	(424,446)	(385,111)
	$(420,414)	$(378,631)

Except with respect to the $1.8 million and $1.9 million TMT credit outstanding as of December 31, 2013 and 2012, respectively, the Company established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company's historical operating losses. Deferred tax liabilities associated with wireless licenses and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period. Since it has recorded a valuation allowance against substantially all of its deferred tax assets, the Company carries a net deferred tax liability on its balance sheet. During the year ended December 31, 2013, the Company recorded a $263.0 million increase to its valuation allowance, which primarily consisted of $232.0 million and $19.9 million related to changes in the federal and state net operating loss carryforwards, respectively. During the year ended December 31, 2012, the Company recorded a $90.2 million increase to its valuation allowance, which primarily consisted of $84.3 million and $5.9 million related to changes in the federal and state net operating loss carryforwards, respectively.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2013, the Company estimated it had federal and state NOL carryforwards of approximately $3.1 billion and $2.3 billion, respectively (which begin to expire in 2022 for federal income tax purposes and of which $92.8 million will expire at the end of 2014 for state income tax purposes). During the year ended December 31, 2013, $69.8 million of the Company's state NOLs expired. Included in the Company's federal and state net operating loss carryforwards are $32.0 million of losses which, when utilized, will increase additional paid-in capital by approximately $12.1 million.

The Company's ability to utilize NOLs could be limited if it were to experience an "ownership change," as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more "5% stockholders" within a three-year period. The occurrence of such a change in the Company's ownership would limit the amount of NOL carryforwards it could utilize in a given year. This limitation would accelerate cash tax payments the Company would be required to make and likely result in a substantial portion of its NOLs expiring before the Company could fully utilize them.

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

None of the Company's NOL carryforwards are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of a Section 382 limitation will be removed from deferred tax assets with a corresponding reduction to the valuation allowance. Since the Company currently maintains a full valuation allowance against its federal and state NOL carryforwards, it does not expect that any possible limitation would have a current impact on its results of operations.

In accordance with the authoritative guidance for business combinations, which became effective for the Company on January 1, 2009, any reduction in the valuation allowance, including the valuation allowance established in fresh-start reporting, will be accounted for as a reduction of income tax expense.

The Company's unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties, are recorded through income tax expense; however, such amounts have not been significant in any period. All of the Company's tax years from 1998 to 2012 remain open to examination by federal and state taxing authorities. In July 2009, the federal examination of the Company's 2005 tax year, which was limited in scope, was concluded and the results did not have a material impact on the consolidated financial statements.

Note 13.	Share-based Compensation

The Company allows for the grant of stock options, restricted stock awards and deferred stock units to employees, independent directors and consultants under its 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the "2004 Plan") and its 2009 Employment Inducement Equity Incentive Plan (the "2009 Plan"). In addition, during 2013 the Company granted deferred cash units to certain employees. As of December 31, 2013, a total of 11,375,000 shares of common stock were reserved for issuance under the 2004 Plan and 2009 Plan, of which 1,431,172 shares of common stock were available for future awards. The Company has granted stock options, restricted stock awards, deferred stock units and deferred cash units that vest periodically over a fixed term, usually four years, which awards do not contain any performance conditions. The Company has also granted deferred stock units that contain a service condition and, in some cases, a performance condition that provides for the possibility of the issuance of underlying shares if the Company achieves specified performance targets. The shares underlying the deferred stock units generally vest in full three to four years from the grant date. Share-based awards also generally provide for accelerated vesting if there is a termination of service following the occurrence of a change in control (as defined in the 2004 Plan and the 2009 Plan). The stock options are exercisable for up to ten years from the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. No share-based compensation expense has been capitalized as part of inventory or fixed assets.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the terms of the Merger Agreement with AT&T, each outstanding stock option, share of restricted stock and stock unit granted under the Company's stock plans (including performance stock units, deferred stock units and deferred cash units but excluding any cash awards with a value that is not determined based on the price of Leap common stock), whether vested or unvested, will be cancelled on the effective date of the Merger and will entitle each holder to receive certain Merger consideration. For more information, see Note 2. "Proposed Merger."

Stock Options

The estimated fair value of the Company's stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2013 and 2012 was $5.05 and $4.95 per share, respectively, which was estimated using the following weighted-average assumptions:

	As of December 31,
	2013	2012
Expected volatility	74%	71%
Expected term (in years)	5.75	5.75
Risk-free interest rate	1.20%	0.90%
Expected dividend yield	—	—

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

A summary of the Company's stock option award activity as of and for the years ended December 31, 2013 and 2012 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	3,146	$25.93	6.89	$1,012
Options exercisable at December 31, 2011	1,466	$34.71	4.79	$—
Options granted	1,453	$8.22
Options forfeited	(1,234)	36.59
Options exercised	—	—
Options outstanding at December 31, 2012	3,365	$14.38	6.82	$433
Options exercisable at December 31, 2012	1,222	$23.30	4.23	$—
Options granted	226	$8.06
Options forfeited	(677)	15.49
Options exercised	(828)	8.99
Options outstanding at December 31, 2013	2,086	$15.47	5.93	$11,786
Options exercisable at December 31, 2013	852	$25.31	3.10	$—

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

At December 31, 2013, total unrecognized compensation cost related to unvested stock options was $6.2 million, which is expected to be recognized over a weighted-average period of 2.28 years.

Upon option exercise, the Company issues new shares of common stock. Cash received from stock option exercises was $4.6 million and zero during the years ended December 31, 2013 and 2012, respectively. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a valuation allowance on its deferred tax assets, as more fully described in Note 12.

On October 11, 2012, the Company entered into option surrender agreements ("Surrender Agreements") with certain of its executive officers, each of whom held options to purchase shares of Leap common stock with exercise prices greater than $50 per share previously granted to them pursuant to the 2004 Plan, but who were ineligible to participate in the stock option exchange program offered by the Company during the third quarter of 2011. Pursuant to the Surrender Agreements, the executive officers surrendered to the Company, for no consideration, options to purchase an aggregate of 415,000 shares of Leap common stock, with exercise prices per share ranging between $51.50 and $79.00. Such surrendered shares are available for future grant or sale under the 2004 Plan.

Restricted Stock

Under guidance for share-based compensation, the fair value of the Company's restricted stock awards is based on the grant date fair value of the Company's common stock. During 2013 and 2012, all restricted stock awards were granted with no purchase price. The weighted-average grant date fair value of the restricted stock awards was $6.24 and $7.48 per share during the years ended December 31, 2013 and 2012, respectively.

A summary of the Company's restricted stock award activity as of and for the years ended December 31, 2013 and 2012 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Restricted stock awards outstanding at December 31, 2011	1,965	$20.68
Shares issued	955	$7.48
Shares forfeited	(608)	$17.13
Shares vested	(499)	$29.44
Restricted stock awards outstanding at December 31, 2012	1,813	$12.68
Shares issued	1,142	$6.24
Shares forfeited	(212)	$10.35
Shares vested	(731)	$17.16
Restricted stock awards outstanding at December 31, 2013	2,012	$7.52
The following table summarizes information about restricted stock awards that vested during the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Fair value on vesting date of vested restricted stock awards	$10,381	$3,888	$5,864

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2013, total unrecognized compensation cost related to unvested restricted stock awards was $9.5 million, which is expected to be recognized over a weighted-average period of 2.56 years.

Deferred Stock Units

Under guidance for share-based compensation, the fair value of the Company's deferred stock units is based on the grant date fair value of the Company's common stock. All deferred stock units were granted with no purchase price. The Company issued 635,000 and 404,250 deferred stock units at a weighted-average grant date fair value of $6.18 and $9.24 per share during the years ended December 31, 2013 and 2012, respectively. These deferred stock units contain performance conditions, which provide for the possible issuance of underlying shares if the Company achieves specified performance targets. Upon approval by the Company’s stockholders of a change in control of the Company, however, the number of shares to be issued are fixed at a target amount of units. The approval of the Merger Agreement with AT&T by the Company’s stockholders on October 30, 2013 satisfied this condition. In addition, during 2013, the Company granted certain deferred stock units which the Company has the option, but not the obligation, to settle in cash. As the Company has no historical practice of settling deferred stock units for cash, these awards have been are accounted for consistent with other deferred stock units.

At December 31, 2013, total unrecognized compensation cost related to deferred stock units was $8.2 million, which is expected to be recognized over a weighted-average period of 1.80 years.

Deferred Cash Units

During 2013, the Company granted 755,636 deferred cash units to certain employees at a weighted-average grant date fair value of $6.10 per share. The deferred cash units will vest and be paid out in cash over four years, contingent on continued employment with the Company. The amount payable per unit awarded is equal to the price per share of the Company's common stock at settlement of the award, and as such, the Company measures the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period. During 2013, the Company recognized $2.0 million in compensation expense related to the awards.

Unrecognized compensation expense related to deferred cash units based on the stock price at December 31, 2013 totaled $10.6 million. This expense is expected to be recognized over a weighted-average period of 3.37 years.

Employee Stock Purchase Plan

The Company's Amended and Restated Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares under the ESPP, subject to certain limitations. As of December 31, 2013, a total of 1,200,000 shares of common stock were reserved for issuance under the ESPP, and a total of 219,664 shares remained available for issuance under the ESPP. The most recent offering period under the ESPP was from July 1, 2013 through December 31, 2013. As required pursuant to the terms of the Merger Agreement with AT&T, the Company suspended participation in the ESPP, effective January 1, 2014, and the ESPP will be terminated in connection with the closing of the Merger.

Allocation of Share-based Compensation Expense

Total share-based compensation expense related to all of the Company's share-based awards for the years ended December 31, 2013, 2012, and 2011 was allocated in the consolidated statements of comprehensive income as follows (in thousands, except per share data):

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2013	2012	2011
Cost of service	$724	$254	$1,734
Selling and marketing expense	830	22	1,985
General and administrative expense	13,884	7,846	11,609
Share-based compensation expense	$15,438	$8,122	$15,328
Share-based compensation expense per share:
Basic	$0.20	$0.11	$0.20
Diluted	$0.20	$0.11	$0.20

Note 14.	Employee Savings and Retirement Plan

The Company's 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company's contributions were approximately $4.3 million, $5.3 million, and $5.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Legal proceedings are inherently unpredictable, and the matters in which the Company is involved often present complex legal and factual issues. The Company vigorously pursues defenses in legal proceedings and engages in discussions where possible to resolve these matters on favorable terms. The Company's policy is to recognize legal costs as incurred. It is possible, however, that the Company's business, financial condition and results of operations in future periods could be materially adversely affected by increased litigation expenses, significant settlement costs and/or unfavorable damage awards.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On August 15, 2013, the Superior Court of the State of California entered an order consolidating the four California actions under the caption In re Leap Wireless International, Inc. Shareholder Litigation, Lead Case No. 37-2013-00058491-CU-BT-CTL. On August 19, 2013, plaintiffs in the consolidated Superior Court action filed a consolidated amended complaint against Leap, its directors, AT&T, and Merger Sub. Generally, the complaint alleges that the Leap directors breached their fiduciary duties by agreeing to the Merger Agreement for insufficient consideration, on improper terms, and with inadequate disclosure, and it alleges that these purported breaches were aided by AT&T and Merger Sub. The complaint seeks, among other relief, an injunction against the proposed Merger and damages.

On August 30, 2013, the Delaware Court of Chancery entered an order staying the Delaware action pending resolution of the consolidated action in California.

On October 17, 2013, following stipulated expedited discovery and negotiations among counsel to the parties, the parties entered into a memorandum of understanding regarding the settlement of the putative class actions (the "MOU"). Although the defendants believe that no further disclosure was required to supplement the proxy statement for the Merger and deny that they acted improperly and that the process by which the proposed transaction was negotiated or is being implemented was insufficient in any way, the defendants agreed to enter into the MOU to avoid the risk that the putative stockholder class actions may delay or otherwise adversely affect the consummation of the Merger and to minimize the expense of defending such actions. Pursuant to the MOU Leap agreed to make certain supplemental disclosures related to the Merger. In addition, AT&T agreed to forbear from asserting its right to prevent termination of the voting agreement, dated July 12, 2013, among Leap, AT&T and MHR if a "Change of Recommendation" (as defined in the Merger Agreement) was made by Leap as a result of a "Superior Proposal" (as defined in the Merger Agreement) as permitted by Section 6.2(f)(i) of the Merger Agreement, and to forbear from asserting its right to prevent a Change of Recommendation by Leap under Sections 6.2(f)(ii)(A), (B), (C), and (E) of the Merger Agreement.

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

Flat Wireless

On January 5, 2014, the Company filed an action against Flat Wireless, LLC ("Flat") in the U.S. District Court for the Southern District of California (the "California Action"). In the California Action, Cricket sought declaratory relief that it was entitled to sell its approximately 4% membership interest in Flat to a third party, subject to Cricket’s complying with the right of right refusal provisions set forth in the Amended and Restated Company Agreement of Flat Wireless, LLC, as amended (the "Flat LLC

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Agreement"). On January 9, 2014, Flat filed suit against the Company in the District Court of Lubbock County, Texas (the "Texas Action"), seeking to prohibit Cricket from transferring its membership interest in Flat on the grounds that the third-party offer is allegedly not "bona fide." On that same date, Flat obtained, on an ex parte basis without any notice to the Company, a temporary restraining order ("TRO"), which prohibited Cricket from any further action or attempts to transfer its membership interest pending further order of the court or expiration of the TRO. The TRO was subsequently extended, again ex parte, to February 6, 2014. On February 3, 2014, following a hearing, the Texas court (i) dissolved the TRO, (ii) denied Flat’s request for a temporary injunction, (iii) compelled Flat’s claims to arbitration (the "Arbitration Proceeding"), and (iv) stayed the case. Flat has appealed the denial of the temporary injunction, and that appeal remains pending. In addition, Flat filed a motion for temporary injunction with the Court of Appeal, which was denied on February 24, 2014, and a motion for preliminary injunction in the Arbitration Proceeding. In light of the Arbitration Proceeding, the parties have agreed that the California Action should be dismissed. On February 26, 2014, the arbitrator issued a preliminary injunction prohibiting Cricket from transferring the units to the prospective third party purchaser pending the final outcome of the Arbitration Proceeding, which is expected in April 2014. The disposition of Cricket’s membership interest in Flat is one of the conditions to the completion of the Merger with AT&T. On March 3, 2014, AT&T waived the condition. The Company believes that Flat’s claims in the appeal of the Texas Action and in the Arbitration Proceeding are without merit, and the Company will continue to defend vigorously its position in both proceedings.

M Seven

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

iPhone Purchase Commitment

In May 2012, the Company entered into a three-year iPhone purchase commitment with Apple. The commitment began upon the Company's launch of sales of the iPhone in June 2012. Based on the Company's current handset purchase and sales mix and current iPhone device pricing, the Company estimates that the commitment would require it to purchase approximately $800 million of iPhones, with annual commitments during the three-year period that increase moderately in the second and third years.

The Company purchased approximately one-half of its first-year minimum purchase commitment through June 2013, which purchases were approximately $100 million below its first-year minimum purchase commitment. Due to the Company's efforts to expand sales volume for the iPhone, the Company has not been required to purchase additional handsets to meet its first-year minimum purchase commitment. Based on the Company's current network footprint and product offerings, the Company currently projects that its iPhone purchases for the second year would be approximately $200 million below its second-year minimum purchase commitment and its purchases for the third year would be approximately $300 million below its third-year minimum purchase commitment. Similar to other carriers, the Company's iPhone purchase rate slowed during the second year in advance of Apple’s recent launch of new devices. During the third quarter of 2013, the Company introduced new device financing programs and the Company is continuing to work with Apple to increase the Company's advertising and promotional programs to increase awareness of the Company's iPhone offering. In addition, Apple recently released an AWS-compatible version of the iPhone, which the Company began offering in late October 2013 in additional markets where the Company did not previously sell the iPhone,

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which markets represent approximately 40% of the Company's covered POPs. If requested to do so, the Company believes that it would be able to increase its current iPhone sales rate and purchase and sell the total required number of devices over the three-year period of the commitment and for a subsequent inventory sell-through period of 12 to 18 months. The actual amount that the Company spends and the number of devices that it purchases over the term of the commitment will depend on many factors, including customer acceptance and availability of current and future versions of the device, future costs for the device, the success of the Company's marketing and advertising efforts, customer demand for devices offered by other manufacturers and other factors. The Company could also seek to amend the requirements under, or extend the term of, the purchase commitment, although the Company's current capital and liquidity projections do not assume that such a modification will occur.

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

In the event that Leap was involved in a change-of-control transaction with T-Mobile US during the term of the wholesale agreement, then the agreement would continue in full force and effect, subject to certain revisions, including, without limitation, an increase to the total minimum purchase commitment to $350 million, taking into account any revenue contributed by Cricket prior to the date thereof. In the event Sprint is involved in a change-of-control transaction, the agreement would bind Sprint's successor-in-interest.

Capital and Operating Leases

The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, and sites for towers, equipment and antennae required for the operation of its wireless network. These leases typically include renewal options and escalation clauses, some of which escalation clauses are based on the consumer price index. In general, site leases have 5- to 10-year initial terms with four 5-year renewal options.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, and future minimum capital lease payments in effect at December 31, 2013 (in thousands):

Years Ended December 31:	Capital Leases	Operating Leases
2014	$10,056	$268,453
2015	9,111	260,950
2016	7,594	213,707
2017	5,815	175,826
2018	4,309	135,801
Thereafter	10,145	198,999
Total minimum lease payments	$47,030	$1,253,736
Less amounts representing capital interest	(10,485)
Present value of minimum lease payments	$36,545

Note 16.	Guarantor Financial Information

At December 31, 2013, all of the $1,600 million of senior notes issued by Cricket (the "Issuing Subsidiary") were comprised of 7.75% senior notes due 2020, which are jointly and severally guaranteed on a full and unconditional basis by Leap (the "Guarantor Parent Company") and Cricket License Company, LLC, a 100%-owned subsidiary of Cricket (the "Guarantor Subsidiary").

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiary, Non-Guarantor Subsidiaries (STX Wireless, Cricket Music and their respective subsidiaries) and total consolidated Leap and subsidiaries as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, 2012 and 2011 are presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2013 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$205	$478,448	$—	$52,592	$—	$531,245
Short-term investments	—	385,783	—	—	—	385,783
Inventories	—	69,829	—	3,206	—	73,035
Deferred charges	—	38,287	—	6	—	38,293
Advances to affiliates and consolidated subsidiaries	251,803	32,109	21,113	—	(305,025)	—
Other current assets	1,499	152,421	—	5,836	(175)	159,581
Total current assets	253,507	1,156,877	21,113	61,640	(305,200)	1,187,937
Property and equipment, net	—	1,221,867	—	44,506	—	1,266,373
Investments in and advances to affiliates and consolidated subsidiaries	—	2,277,151	—	—	(2,277,151)	—
Wireless licenses	—	—	2,026,349	64,912	—	2,091,261
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	12,113	—	1,930	—	14,043
Other assets	708	58,043	—	12,637	—	71,388
Total assets	$254,215	$4,737,273	$2,047,462	$206,289	$(2,582,351)	$4,662,888
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$3,354	$359,781	$—	$2,489	$(145)	$365,479
Current maturities of long-term debt	248,204	18,250	—	—	—	266,454
Intercompany payables	—	272,916	—	32,109	(305,025)	—
Other current liabilities	5,169	186,272	—	17,657	(30)	209,068
Total current liabilities	256,727	837,219	—	52,255	(305,200)	841,001
Long-term debt, net	—	3,364,567	—	—	—	3,364,567
Deferred tax liabilities	—	424,446	—	—	—	424,446
Accumulated losses in excess of investment and long-term intercompany payables	191,159	—	—	47,458	(238,617)	—
Other long-term liabilities	—	145,195	—	12,815	—	158,010
Total liabilities	447,886	4,771,427	—	112,528	(543,817)	4,788,024
Redeemable non-controlling interests	—	68,535	—	—	—	68,535
Stockholders' equity (deficit)	(193,671)	(102,689)	2,047,462	93,761	(2,038,534)	(193,671)
Total liabilities and stockholders' equity	$254,215	$4,737,273	$2,047,462	$206,289	$(2,582,351)	$4,662,888

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2012 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Assets
Cash and cash equivalents	$69	$449,668	$—	$65,813	$—	$515,550
Short-term investments	—	159,426	—	—	—	159,426
Inventories	—	118,149	—	3,452	—	121,601
Deferred charges	—	60,933	—	30	—	60,963
Advances to affiliates and consolidated subsidiaries	11,182	23,592	49,407	—	(84,181)	—
Other current assets	707	129,346	—	13,519	(4,330)	139,242
Total current assets	11,958	941,114	49,407	82,814	(88,511)	996,782
Property and equipment, net	—	1,694,365	—	67,725	—	1,762,090
Investments in and advances to affiliates and consolidated subsidiaries	739,072	2,327,953	—	—	(3,067,025)	—
Wireless licenses	—	—	1,882,421	64,912	—	1,947,333
Assets held for sale	—	—	136,222	—	—	136,222
Goodwill	—	11,222	—	20,664	—	31,886
Intangible assets, net	—	14,756	—	9,907	—	24,663
Other assets	3,938	54,852	—	9,494	—	68,284
Total assets	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$40	$389,951	$—	$6,119	$—	$396,110
Current maturities of long-term debt	—	4,000	—	—	—	4,000
Intercompany payables	—	60,589	—	23,592	(84,181)	—
Other current liabilities	5,247	202,740	—	13,223	(4,330)	216,880
Total current liabilities	5,287	657,280	—	42,934	(88,511)	616,990
Long-term debt, net	250,000	3,048,463	—	—	—	3,298,463
Deferred tax liabilities	—	385,111	—	—	—	385,111
Long-term intercompany payables	66,549	242,500	—	32,562	(341,611)	—
Other long-term liabilities	—	149,819	—	19,228	—	169,047
Total liabilities	321,836	4,483,173	—	94,724	(430,122)	4,469,611
Redeemable non-controlling interests	—	64,517	—	—	—	64,517
Stockholders' equity	433,132	496,572	2,068,050	160,792	(2,725,414)	433,132
Total liabilities and stockholders' equity	$754,968	$5,044,262	$2,068,050	$255,516	$(3,155,536)	$4,967,260

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2013 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,302,483	$—	$327,943	$128	$2,630,554
Equipment revenues	—	232,336	—	35,182	—	267,518
Other revenues	—	15,270	98,666	356	(114,292)	—
Total revenues	—	2,550,089	98,666	363,481	(114,164)	2,898,072
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	1,014,443	—	84,417	(98,895)	999,965
Cost of equipment	—	755,320	—	116,079	—	871,399
Selling and marketing	—	244,068	—	32,536	—	276,604
General and administrative	25,882	298,864	763	47,083	(15,269)	357,323
Depreciation and amortization	—	562,308	—	32,033	—	594,341
Impairments and other charges	—	28,008	—	775	—	28,783
Total operating expenses	25,882	2,903,011	763	312,923	(114,164)	3,128,415
Gain (loss) on sale, exchange or disposal of assets, net	—	(4,490)	10,929	(1,012)	—	5,427
Operating income (loss)	(25,882)	(357,412)	108,832	49,546	—	(224,916)
Equity in net income (loss) of consolidated subsidiaries	(626,259)	158,297	—	—	467,962	—
Equity in net loss of investees, net	—	(10,558)	—	—	—	(10,558)
Interest income	24,117	359	—	1	(24,115)	362
Interest expense	(12,775)	(261,124)	—	—	24,115	(249,784)
Loss on extinguishment of debt	(9)	(72,979)	—	—	—	(72,988)
Income (loss) before income taxes	(640,808)	(543,417)	108,832	49,547	467,962	(557,884)
Income tax expense	—	(45,487)	—	(82)	—	(45,569)
Net income (loss)	(640,808)	(588,904)	108,832	49,465	467,962	(603,453)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(37,355)	—	—	—	(37,355)
Net income (loss) attributable to common stockholders	$(640,808)	$(626,259)	$108,832	$49,465	$467,962	$(640,808)
Other comprehensive income (loss):
Net income (loss)	$(640,808)	$(588,904)	$108,832	$49,465	$467,962	$(603,453)
Net unrealized holding losses on investments and other	(18)	(18)	—	—	18	(18)
Comprehensive income (loss)	$(640,826)	$(588,922)	$108,832	$49,465	$467,980	$(603,471)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2012 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,608,538	$—	$338,841	$78	$2,947,457
Equipment revenues	—	168,279	—	26,605	—	194,884
Other revenues	—	15,317	111,981	197	(127,495)	—
Total revenues	—	2,792,134	111,981	365,643	(127,417)	3,142,341
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	1,057,210	—	89,057	(112,100)	1,034,167
Cost of equipment	—	721,957	—	94,269	—	816,226
Selling and marketing	—	311,410	—	38,560	—	349,970
General and administrative	10,556	306,206	762	46,727	(15,317)	348,934
Depreciation and amortization	—	578,827	—	46,769	—	625,596
Impairments and other charges	—	39,399	—	—	—	39,399
Total operating expenses	10,556	3,015,009	762	315,382	(127,417)	3,214,292
Gain on sale, exchange or disposal of assets, net	—	84,939	143,904	871	—	229,714
Operating income (loss)	(10,556)	(137,936)	255,123	51,132	—	157,763
Equity in net income (loss) of consolidated subsidiaries	(190,241)	306,260	—	—	(116,019)	—
Equity in net loss of investees, net	—	(464)	—	—	—	(464)
Interest income	24,252	187	—	5	(24,250)	194
Interest expense	(12,747)	(279,735)	—	—	24,250	(268,232)
Loss on extinguishment of debt	—	(18,634)	—	—	—	(18,634)
Income (loss) before income taxes	(189,292)	(130,322)	255,123	51,137	(116,019)	(129,373)
Income tax expense	—	(57,904)	—	—	—	(57,904)
Net income (loss)	(189,292)	(188,226)	255,123	51,137	(116,019)	(187,277)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	(2,015)	—	—	—	(2,015)
Net income (loss) attributable to common stockholders	$(189,292)	$(190,241)	$255,123	$51,137	$(116,019)	$(189,292)
Other comprehensive income (loss):
Net income (loss)	$(189,292)	$(188,226)	$255,123	$51,137	$(116,019)	$(187,277)
Net unrealized holding gains on investments and other	27	27	—	—	(27)	27
Comprehensive income (loss)	$(189,265)	$(188,199)	$255,123	$51,137	$(116,046)	$(187,250)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2011 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Revenues:
Service revenues	$—	$2,495,525	$—	$333,691	$65	$2,829,281
Equipment revenues	—	211,659	—	30,191	—	241,850
Other revenues	—	15,656	106,696	—	(122,352)	—
Total revenues	—	2,722,840	106,696	363,882	(122,287)	3,071,131
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	995,215	—	92,332	(106,344)	981,203
Cost of equipment	—	716,461	—	101,459	—	817,920
Selling and marketing	—	316,228	—	53,029	—	369,257
General and administrative	14,351	303,602	751	52,768	(15,943)	355,529
Depreciation and amortization	—	494,967	—	53,459	—	548,426
Impairments and other charges	—	1,206	377	25,187	—	26,770
Total operating expenses	14,351	2,827,679	1,128	378,234	(122,287)	3,099,105
Gain (loss) on sale, exchange or disposal of assets, net	—	(12,947)	20,538	(4,969)	—	2,622
Operating income (loss)	(14,351)	(117,786)	126,106	(19,321)	—	(25,352)
Equity in net income (loss) of consolidated subsidiaries	(311,856)	106,318	—	—	205,538	—
Equity in net income of investees, net	—	2,984	—	—	—	2,984
Interest income	24,251	254	—	5	(24,265)	245
Interest expense	(12,671)	(267,297)	—	(472)	24,265	(256,175)
Other expense	—	(2)	—	—	—	(2)
Income (loss) before income taxes	(314,627)	(275,529)	126,106	(19,788)	205,538	(278,300)
Income tax expense	—	(39,377)	—	—	—	(39,377)
Net income (loss)	(314,627)	(314,906)	126,106	(19,788)	205,538	(317,677)
Accretion of redeemable non-controlling interests and distributions, net of tax	—	3,050	—	—	—	3,050
Net income (loss) attributable to common stockholders	$(314,627)	$(311,856)	$126,106	$(19,788)	$205,538	$(314,627)
Other comprehensive income (loss):
Net income (loss)	$(314,627)	$(314,906)	$126,106	$(19,788)	$205,538	$(317,677)
Net unrealized holding losses on investments and other	(14)	(14)	—	—	14	(14)
Comprehensive income (loss)	$(314,641)	$(314,920)	$126,106	$(19,788)	$205,552	$(317,691)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$136	$25,615	$—	$107,972	$(4,921)	$128,802
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(133,320)	—	(4,837)	115	(138,042)
Purchases of wireless licenses and spectrum clearing costs	—	(3,289)	—	—	—	(3,289)
Proceeds from sales of wireless licenses and operating assets	—	9,639	—	141	(115)	9,665
Purchases of investments	—	(770,803)	—	—	—	(770,803)
Sales and maturities of investments	—	543,773	—	—	—	543,773
Payments received from joint venture	—	78,238	—	—	(78,238)	—
Investments in and advances to affiliates and consolidated subsidiaries	(555)	—	—	—	555	—
Change in restricted cash	—	(63)	—	—	—	(63)
Net cash used in investing activities	(555)	(275,825)	—	(4,696)	(77,683)	(358,759)
Financing activities:
Proceeds from issuance of long-term debt	—	1,414,313	—	—	—	1,414,313
Repayment of long-term debt	—	(1,112,922)	—	—	—	(1,112,922)
Payment of debt issuance costs	—	(15,800)	—	—	—	(15,800)
Capital contributions, net	—	555	—	—	(555)	—
Proceeds from issuance of common stock, net	555	—	—	—	—	555
Payments made to joint venture partners	—	—	—	(116,497)	83,159	(33,338)
Other	—	(7,156)	—	—	—	(7,156)
Net cash provided by (used in) financing activities	555	278,990	—	(116,497)	82,604	245,652
Net increase (decrease) in cash and cash equivalents	136	28,780	—	(13,221)	—	15,695
Cash and cash equivalents at beginning of period	69	449,668	—	65,813	—	515,550
Cash and cash equivalents at end of period	$205	$478,448	$—	$52,592	$—	$531,245

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(22)	$164,223	$—	$99,550	$(23,363)	$240,388
Investing activities:
Purchases of and change in prepayments for purchases of property and equipment	—	(471,892)	—	(30,496)	8,110	(494,278)
Purchases of wireless licenses and spectrum clearing costs	—	(5,596)	—	—	—	(5,596)
Proceeds from sales of wireless licenses and operating assets	—	153,226	—	8,952	(8,110)	154,068
Purchases of investments	—	(367,487)	—	—	—	(367,487)
Sales and maturities of investments	—	613,632	—	—	—	613,632
Payments received from joint venture	—	36,435	—	—	(36,435)	—
Investments in and advances to affiliates and consolidated subsidiaries	(959)	—	—	—	959	—
Change in restricted cash	—	239	—	—	—	239
Net cash used in investing activities	(959)	(41,443)	—	(21,544)	(35,476)	(99,422)
Financing activities:
Proceeds from issuance of long-term debt	—	396,000	—	—	—	396,000
Repayment of long-term debt	—	(321,911)	—	—	—	(321,911)
Payment of debt issuance costs	—	(5,645)	—	—	—	(5,645)
Capital contributions, net	—	959	—	—	(959)	—
Purchase of non-controlling interest	—	(5,250)	—	—	—	(5,250)
Proceeds from the issuance of common stock, net	959	—	—	—	—	959
Payments made to joint venture partners	—	(1,915)	—	(87,290)	59,798	(29,407)
Other	—	(5,405)	—	—	—	(5,405)
Net cash provided by (used in) financing activities	959	56,833	—	(87,290)	58,839	29,341
Net increase (decrease) in cash and cash equivalents	(22)	179,613	—	(9,284)	—	170,307
Cash and cash equivalents at beginning of period	91	270,055	—	75,097	—	345,243
Cash and cash equivalents at end of period	$69	$449,668	$—	$65,813	$—	$515,550

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$6	$309,549	$—	$34,256	$(5,746)	$338,065
Investing activities:
Acquisition of a business	—	(850)	—	—	—	(850)
Purchases of and change in prepayments for purchases of property and equipment	—	(379,360)	—	(22,796)	—	(402,156)
Purchases of wireless licenses and spectrum clearing costs	—	(4,880)	—	—	—	(4,880)
Proceeds from sales of wireless licenses and operating assets	—	4,558	—	512	—	5,070
Purchases of investments	—	(826,233)	—	—	—	(826,233)
Sales and maturities of investments	—	487,860	—	—	—	487,860
Investments in and advances to affiliates and consolidated subsidiaries	(1,346)	—	—	—	1,346	—
Dividend received from equity investee	—	11,606	—	—	—	11,606
Change in restricted cash	—	(248)	—	(700)	—	(948)
Net cash used in investing activities	(1,346)	(707,547)	—	(22,984)	1,346	(730,531)
Financing activities:
Proceeds from issuance of long-term debt	—	396,772	—	—	—	396,772
Repayment of long-term debt	—	(18,589)	—	(5,000)	—	(23,589)
Payment of debt issuance costs	—	(7,269)	—	—	—	(7,269)
Capital contributions, net	—	1,346	—	—	(1,346)	—
Proceeds from the issuance of common stock, net	1,346	—	—	—	—	1,346
Proceeds from sale lease-back financing	—	25,815	—	—	—	25,815
Payments made to joint venture partners	—	(1,364)	—	(7,490)	5,746	(3,108)
Other	—	(3,048)	—	—	—	(3,048)
Net cash provided by (used in) financing activities	1,346	393,663	—	(12,490)	4,400	386,919
Net increase (decrease) in cash and cash equivalents	6	(4,335)	—	(1,218)	—	(5,547)
Cash and cash equivalents at beginning of period	85	274,390	—	76,315	—	350,790
Cash and cash equivalents at end of period	$91	$270,055	$—	$75,097	$—	$345,243

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2013, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Remediation of Previous Material Weakness

In connection with the restatement discussed in Note 2 to the consolidated financial statements included in Item 8 of our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2012, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was that management failed to design and maintain a process to evaluate the completeness of the amount of capital expenditures that had not been paid in cash at the end of the period. Specifically, management did not design effective controls to properly classify purchases of property and equipment included in accounts payable at period end such that the consolidated statements of cash flows only included purchases of property and equipment as investing cash outflows when such amounts had been actually paid during the period. This material weakness resulted in the restatement of our consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 and the unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2013 and 2012, June 30, 2013 and 2012 and September 30, 2012.

To remediate this material weakness, a new control was designed and implemented. This control includes summarizing and reviewing data from system reporting that has been developed and tested to appropriately identify capital expenditure invoices that remain in trade accounts payable at each balance sheet date and validating that such adjustment is made to the statement of cash flows.

During the quarter ended December 31, 2013, management tested the design and operating effectiveness of this new control and found it to be effective and concluded that the material weakness described above was remediated as of December 31, 2013.

(b) Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework (1992) issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.

(c) Changes in Internal Control over Financial Reporting

As described in subsection (a) above, there were changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
S. Douglas Hutcheson	57	Chief Executive Officer
Julie Dexter Berg	57	Chief Marketing Officer
Jerry V. Elliott	54	President and Chief Operating Officer
William D. Ingram	56	Chief Strategy Officer
Robert J. Irving, Jr.	58	Chief Legal and Administrative Officer and Secretary
Anne M. Liu	52	Chief Accounting Officer
R. Perley McBride	48	Chief Financial Officer
Robert A. Strickland	52	Chief Technical Officer
Mark H. Rachesky, M.D.	54	Chairman of the Board
John D. Harkey, Jr.	53	Director
Ronald J. Kramer	55	Director
Robert V. LaPenta	68	Director
Mark A. Leavitt	55	Director
Richard R. Roscitt	62	Director
Robert E. Switz	67	Director
Michael B. Targoff	69	Director

S. Douglas Hutcheson has served as our CEO and a member of our board since February 2005. Mr. Hutcheson provides our board with significant operational and financial expertise in the telecommunications industry, as well as extensive experience with our business operations, having joined us as a member of our founding management team in September 1998. Since September 1998, Mr. Hutcheson has held a number of positions with us, having served as our president between February 2005 and November 2012, as CFO between August 2002 and February 2005 and again between September 2007 and June 2008, and in a number of vice president roles between September 1998 and January 2004 with responsibility for areas including strategic planning and product and business development. From February 1995 to September 1998, Mr. Hutcheson served as vice president, marketing in the Wireless Infrastructure Division at Qualcomm Incorporated. Mr. Hutcheson currently serves as a member of the board of directors of Pitney Bowes Inc. (NYSE: PBI). Mr. Hutcheson holds a B.S. in mechanical engineering from California Polytechnic University and an M.B.A. from the University of California at Irvine.

Julie Dexter Berg has served as our chief marketing officer since May 2013. Prior to joining us, from March 2012 to May 2013 (and prior to that from 2000 to 2010), she served as managing partner of Brandmaking LLC, a brand and consumer strategy management consulting firm that she founded. From March 2010 to February 2012, Ms. Berg was chief marketing officer of Supervalu, Inc., a nationwide food retailer. From 1997 to 2000, she served as executive vice president and chief marketing officer of MediaOne (now Comcast), a cable company where she was responsible for customer and product strategy for video entertainment, broadband internet, and cable telephone services. From 1995 to 1997, Ms. Berg served as executive vice president and general manager for Airtouch Wireless (now Verizon) and from 1990 to 1995 she held several positions with US West, including vice president, marketing. Ms. Berg holds a B.A. in hotel & restaurant administration from Washington State University and an M.B.A. from the University of Oregon.

Jerry V. Elliott has served as our president and chief operating officer, or COO, since November 2012. Mr. Elliott previously served as our executive vice president and CFO from May 2012 to December 2012. Prior to joining us, from 2009 to 2011, Mr. Elliott served as chief financial officer and chief administrative officer of The Weather Channel, Inc. In 2009, Mr. Elliott served as chief financial officer at Virgin Media, Inc., where he led all aspects of finance, strategy and planning, purchasing, facilities and information services. In 2008, he served as chief operating officer and chief financial officer of Cengage Learning, Inc., a digital and print provider of higher education materials. Prior to that, from 2006 until it was acquired by Crown Castle in 2007, Mr. Elliott served as the president and chief executive officer of Global Signal, Inc., an owner, lessor and manager of communication towers and other communications sites. From 2002 to 2006, he served as chief financial officer, and later as president and a director, of Frontier Communications, a provider of communication services. From 1987 to 2002, Mr. Elliott held a number of financial, legal and management roles in the investment banking and legal fields. Mr. Elliott holds a B.B.A. in accounting and finance and a J.D. from Baylor University and an LL.M. in taxation from New York University.

William D. Ingram has served as our chief strategy officer since June 2013. Mr. Ingram previously served as our executive vice president, strategy from February 2012 to June 2013, as acting CFO from March 2012 to May 2012, as senior vice president, strategy from April 2008 through February 2012, as senior vice president, financial operations from February 2008 to April 2008, and as a consultant to us from August 2007 to February 2008. Prior to joining us, Mr. Ingram served as vice president and general manager of AudioCodes, Inc., a telecommunications equipment company from July 2006 to March 2007. Prior to that, Mr. Ingram served as the president and chief executive officer of Nuera Communications, Inc., a provider of VoIP infrastructure solutions, from September 1996 until it was acquired by AudioCodes, Inc. in July 2006. Prior to joining Nuera Communications in 1996, Mr. Ingram served as the chief operating officer of the clarity products division of Pacific Communication Sciences, Inc., a provider of wireless data communications products, as president of Ivie Industries, Inc., a computer security and hardware manufacturer, and as president of KevTon, Inc., an electronics manufacturing company. Mr. Ingram holds an A.B. in economics from Stanford University and an M.B.A. from Harvard Business School.

Robert J. Irving, Jr. has served as chief legal and administrative officer and secretary since June 2013. Mr. Irving previously served as our senior vice president, chief administrative officer, general counsel and secretary from November 2012 to June 2013, as our senior vice president, general counsel and secretary from May 2003 and November 2012, as our vice president, legal from August 2002 to May 2003, and as our senior legal counsel from September 1998 to August 2002. Prior to that, Mr. Irving served as administrative counsel for Rohr, Inc., a corporation that designed and manufactured aerospace products from 1991 to 1998, and prior to that served as vice president, general counsel and secretary for IRT Corporation, a corporation that designed and manufactured x-ray inspection equipment. Before joining IRT Corporation, Mr. Irving was an attorney at Gibson, Dunn & Crutcher. Mr. Irving was admitted to the California Bar Association in 1982. Mr. Irving holds a B.A. from Stanford University, an M.P.P. from The John F. Kennedy School of Government of Harvard University and a J.D. from Harvard Law School.

Anne M. Liu has served as our chief accounting officer since November 2012. Ms. Liu previously served as our vice president and controller from December 2008 to November 2012 and as our assistant controller from December 2006 to December 2008. Prior to joining us, Ms. Liu served in a number of accounting and finance roles with Science Applications International Corporation (SAIC), a scientific, engineering, and technology applications company, between March 1990 and November 2006, including as vice president of finance. Between September 1983 and March 1990, Ms. Liu held various audit positions with Deloitte (formerly Touche Ross). Ms. Liu holds a B.A. in government from Pomona College and is a certified public accountant.

R. Perley McBride has served as our CFO since December 2012. Prior to joining us, from September 2011 to December 2012 Mr. McBride served as the executive vice president of finance at The Weather Company, or TWC (which consists of The Weather Channel television network, The Weather Channel digital properties (weather.com and The Weather Channel mobile), Weather Underground, and the professional division, which includes Weather Services International and Weather Central), overseeing the company’s accounting, tax, treasury, procurement, real estate, facilities, financial planning and analysis, operational and strategic planning, risk and insurance, and corporate development functions. Prior to that, Mr. McBride served in senior vice president positions at TWC from April 2010 to September 2011, overseeing treasury, procurement, real estate, facilities, financial planning and analysis, operational and strategic planning, and corporate development functions. From August 1999 to April 2010, Mr. McBride served in finance roles at Frontier Communications, a provider of communication services, including as vice president of financial planning and analysis. Prior to that, from April 1994 to August 1999 Mr. McBride held accounting and finance roles with Sprint PCS and Citizens Communications. Mr. McBride holds a B.S. from Mount Allison University in Canada and an M.B.A. from the University of Houston.

Robert A. Strickland has served as our chief technical officer since February 2012. Prior to joining us, Mr. Strickland ran his own consulting firm, providing strategic IT and go-to-market operational planning as well as enterprise IT validation to companies and their customers. From 2006 to 2010, he served as senior vice president and chief information officer at T-Mobile USA, responsible for all software development (including handsets and related infrastructure elements), the company’s billing, customer care and other related systems and all telecommunications platforms. Prior to joining T-Mobile USA, he served as senior vice president and chief information officer at EchoStar Communications from 2005 to 2006. From 2004 to 2005 he served as president and chief operating officer of Silas Technologies Holdings, leading the company through a reorganization and new business plan. From 2001 to 2004 he served as chief executive officer of Xperts, an IT integration and services company. From 1998 to 2001, Mr. Strickland held several chief technology officer positions with Landmark Communications, a privately-owned holding company. From 1984 to 2004, Mr. Strickland held a number of IT, engineering and programming roles in the cable, education and computer industries. Mr. Strickland graduated from Brandeis University with a B.A. in mathematics.

Mark H. Rachesky, M.D. has served as a member and chairman of our board since August 2004. Dr. Rachesky brings significant corporate finance and business expertise to our board due to his background as an investor and fund manager. Dr. Rachesky is the founder and since 1996 has been president of MHR Fund Management LLC, which is an investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. Dr. Rachesky also has significant expertise and perspective as a member of the boards of directors of private and public companies in various industries, including telecommunications, pharmaceuticals and media. Dr. Rachesky serves as a member and chairman of the boards of directors of Loral Space & Communications Inc. (NASDAQ: LORL), Telesat Canada and Lions Gate Entertainment Corp. (NYSE: LGF), and as a member of the boards of directors of Navistar International Corporation (NYSE:NAV) and Emisphere Technologies, Inc. (NASDAQ: EMIS). Dr. Rachesky previously served as a director of NationsHealth, Inc. (formerly NASDAQ: NHRX), Neose Technologies, Inc. (formerly NASDAQ: NTEC) and Novadel Pharma, Inc. (OTCBB: NVDL). Dr. Rachesky holds a B.A. in molecular aspects of cancer from the University of Pennsylvania, an M.D. from the Stanford University School of Medicine and an M.B.A. from the Stanford University School of Business.

John D. Harkey, Jr. has served as a member of our board since March 2005. Mr. Harkey brings significant operational and financial expertise to our board through his role as an executive of and investor in companies in diverse and various industries, including retail, hospitality and telecommunications. Since 1998, Mr. Harkey has served as chief executive officer and chairman of Consolidated Restaurant Companies, Inc. From 1992 to 1998, Mr. Harkey was a partner with the law firm Cracken & Harkey, LLP. Mr. Harkey was founder and managing director of Capstone Capital Corporation and Capstone Partners, Inc. from 1989 until 1992. Mr. Harkey also has significant expertise and perspective as a member of the boards of directors of private and public companies in various industries, including telecommunications, energy and pharmaceuticals. He currently serves as chairman of the board of directors and a member of the audit committee of Regency Energy Partners LP (NYSE: RGP) and also serves on the boards of directors and audit committees of Loral Space & Communications Inc. (NASDAQ: LORL) and Energy Transfer Equity, L.P. (NYSE: ETE) and on the board of directors of Emisphere Technologies, Inc. (NASDAQ: EMIS). Mr. Harkey also previously served as a member of the boards of directors of Energy Transfer Partners, L.P. (NYSE: ETP), Pizza Inn (NASDAQ: PZZI) and Fox & Hound Investment Group (NASDAQ: FOXX) (which was previously named Total Entertainment Restaurant Corp. (NASDAQ: TENT)). Mr. Harkey obtained a B.B.A. in finance and a J.D. from the University of Texas at Austin and an M.B.A. from the Stanford University School of Business.

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

Robert V. LaPenta has served as a member of our board since March 2005. Mr. LaPenta provides our board with significant operational and financial expertise as an executive of several companies in diverse and various industries, including telecommunications and defense. Mr. LaPenta is chairman, chief executive officer and founder of Aston Capital, LLC, a private investment company specializing in investments in secure military communication companies and companies with green technologies. Mr. LaPenta has also served as chairman of Revolution Lighting Technologies, Inc. (NASDAQ: RVLT) since

September 2012 and as its chief executive officer since January 2013. From August 2006 to August 2011, Mr. LaPenta served as chairman, president and chief executive officer of L-1 Identity Solutions, Inc. (formerly NYSE: ID), a provider of technology solutions for protecting and securing personal identities and assets, which was acquired by Safran. From April 2005 to August 2006, Mr. LaPenta served as the chairman and chief executive officer of L-1 Investment Partners, LLC, an investment firm seeking investments in the biometrics area. Mr. LaPenta served as president, chief financial officer and director of L-3 Communications Holdings, Inc. (NYSE: LLL), a company he co-founded, from April 1997 until his retirement from those positions effective April 1, 2005. From April 1996, when Loral Corporation was acquired by Lockheed Martin Corporation, until April 1997, Mr. LaPenta was a vice president of Lockheed Martin and was vice president and chief financial officer of Lockheed Martin’s C3I and Systems Integration Sector. Prior to Lockheed Martin’s acquisition of Loral in April 1996, Mr. LaPenta was Loral’s senior vice president and controller. Mr. LaPenta previously served in a number of other executive positions with Loral after joining that company in 1972. Mr. LaPenta received a B.B.A. in accounting and an honorary degree in 2000 from Iona College in New York.

Mark A. Leavitt has served as a member of our board since July 2011. Mr. Leavitt brings significant financial and telecommunications expertise to our board due to his extensive investment banking experience, primarily with companies in technology, media and communications businesses. Mr. Leavitt joined Piper Jaffray in April 2008 as a managing director and the head of media and telecommunications investment banking and currently heads the firm’s global technology, media and telecommunications group. Prior to Piper, he served as a managing director and head of the media and communications group at Jefferies & Company, Inc. from May 2005 to April 2008. Prior to that, Mr. Leavitt held similar positions with several investment banking firms from 1987 to 2005, including Robertson Stephens and Prudential Securities. Mr. Leavitt also brings significant expertise and perspective through his prior service as a member of the boards of directors of private and public companies in various industries, including telecommunications. Mr. Leavitt holds a B.S. from Trinity College and an M.B.A. from the University of Chicago Graduate School of Business.

Richard R. Roscitt has served as a member of our board since July 2011. Mr. Roscitt brings significant operational and industry expertise to our board given his background as an executive of various telecommunications companies. From August 2007 until January 2010 Mr. Roscitt served as chairman and chief executive officer of SMobile Systems, Inc., a software company focused on smart phone and tablet security solutions for the enterprise, service provider and consumer markets which was acquired by Juniper Networks, Inc. Prior to that, Mr. Roscitt served as president and chief operating officer of MCI, Inc. and as president, chief executive officer and chairman of ADC Telecommunications Inc. (formerly NASDAQ: ADCT), a supplier of broadband network equipment and software. Prior to his leadership roles at these companies, Mr. Roscitt worked for 28 years in various roles at AT&T. Mr. Roscitt previously served as a director of ICT Group, Inc. (formerly NASDAQ: ICTG). Mr. Roscitt holds a B.E. from Stevens Institute of Technology and an M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology.

Robert E. Switz has served as a member of our board since July 2011. Mr. Switz brings significant operational and financial expertise to our board given his background as an executive of various technology companies. Mr. Switz served as president, chief executive officer and a director of ADC Telecommunications, Inc. (formerly NASDAQ: ADCT), a supplier of broadband network equipment and software, from August 2003 until December 2010, when it was acquired by Tyco Electronics Ltd. From 1994 to 2003, Mr. Switz held numerous leadership roles with ADC. Prior to joining ADC, Mr. Switz was employed by Burr-Brown Corporation. Mr. Switz also serves as chairman of the board and member of the audit committee of Micron Technology, Inc. (NASDAQ: MU) and also serves on the boards of directors and member of the audit committee of GT Advanced Technologies Inc. (NASDAQ: GTAT) and Broadcom Corporation (NASDAQ: BRCM). Mr. Switz also serves on the board and as chairmen of the audit committee of Cyan, Inc. (NYSE: CYNI). Mr. Switz holds a B.S. in business administration from Quinnipiac University and an M.B.A. from the University of Bridgeport.

Michael B. Targoff has served as a member of the board since September 1998. Mr. Targoff has significant operational and financial expertise as an investor in and executive of telecommunication companies. Mr. Targoff has been vice chairman of Loral Space & Communications Inc. (NASDAQ: LORL) since November 2005, a consultant to Loral since December 2012 and was chief executive officer from March 2006 to December 2012 and president from January 2008 to December 2012. From 1998 to February 2006, Mr. Targoff was founder and principal of Michael B. Targoff & Co., a private investment company focused on telecommunications and related industry early stage companies. From 1996 to 1998, Mr. Targoff was the president and chief operating officer of Loral Space & Communications Ltd., having previously served as senior vice president and secretary of Loral Corporation. Before joining Loral Corporation in 1981, Mr. Targoff was a partner with the law firm of Willkie Farr & Gallagher LLP. Mr. Targoff also has significant expertise and perspective as a member of the boards of directors of private and public companies in various industries, including telecommunications. Mr. Targoff previously served on the boards of directors of CPI International, Inc. (NASDAQ: CPII), ViaSat, Inc. (NASDAQ: VSAT) and Infocrossing, Inc. (formerly NASDAQ: IFOX). Mr. Targoff holds a B.A. from Brown University and a J.D. from the Columbia University School of Law.

Board Independence and Standing Committees

The board has determined that, except for Mr. Hutcheson, all of its members are independent directors as defined by the NASDAQ Stock Market listing standards. Mr. Hutcheson is not considered independent because he is employed by us as our CEO.

Our board has an audit committee, a compensation committee and a nominating and corporate governance committee.

•
Our audit committee currently consists of Mr. Targoff (chairman), Mr. LaPenta and Mr. Leavitt. Our board has determined that each member of the audit committee qualifies as an "audit committee financial expert" as that term is defined in the rules and regulations established by the SEC.

•	Our compensation committee currently consists of Dr. Rachesky, Mr. Roscitt and Mr. Targoff.

•	Our nominating and corporate governance committee currently consists of Dr. Rachesky (chairman), Mr. Harkey, Mr. Kramer and Mr. Roscitt.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Leap’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Leap’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Leap. Officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish Leap with copies of all Section 16(a) forms they file.

To Leap’s knowledge, based solely on a review of the copies of such reports furnished to Leap and written representations that no other reports were required, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.leapwireless.com.

Item 11.     Executive Compensation

This Compensation Discussion and Analysis, or CD&A, describes the principles and objectives of our executive compensation program, how we applied those principles in compensating our named executive officers for 2013 and how our compensation programs are linked to our financial and operational performance, the individual performance of our named executive officers and Leap's stock price performance.

Our named executive officers for 2013 (as set forth in the table below entitled "Summary Compensation") include:

•	S. Douglas Hutcheson, our CEO;

•	R. Perley McBride, our CFO;

•	Jerry V. Elliott, our president and COO;

•	Robert A. Strickland, our chief technical officer; and

•	Robert J. Irving, Jr., our chief legal and administrative officer and secretary.

Executive Summary

Our executive compensation program is designed to attract, motivate and retain talented executives and to provide incentives to them to drive our financial and operational objectives and create long-term stockholder value. Our executive compensation philosophy is that executive officers’ pay should be closely aligned to both corporate and individual performance.

Results of 2013 Say-on-Pay Vote

Under the current methodology approved by our board, stockholders are asked to approve, on an advisory basis, the compensation of our named executive officers on an annual basis, which is often referred to as a "say-on-pay" vote. At our 2013 annual meeting of stockholders, we received votes "FOR" our executive compensation program from approximately 99% of the votes cast. This approval rate represented an increase from our 2012 annual meeting, where we received "FOR" votes from approximately 86% of the votes cast. We believe that this increase reflects continued support from our stockholders of the significant changes we have made to our executive compensation programs in recent years, including our increased focus on providing performance-based compensation described further below.

2013 Compensation Decisions

The compensation earned by our named executive officers for 2013 reflected the compensation committee’s overall pay philosophy, including its objective to provide competitive compensation opportunities and its emphasis on providing a substantial portion of executive pay in the form of variable or at-risk compensation that links the value of executive pay to corporate, individual and stock price performance.

•
Compensation Heavily Weighted Towards Variable Compensation Elements - For 2013, approximately 85% of the CEO’s total targeted compensation was variable or at-risk and between approximately 70% to 75% of the total targeted compensation of the other named executive officers was variable or at-risk.

•	Limited Increases to Base Salaries - None of our named executive officers received base salary increases in 2013, except for Mr. Strickland, whose base salary increased from $475,000 to $500,000.

•
Target Bonus Awards Based on Performance - Target amounts for 2013 annual cash bonuses for our named executive officers were unchanged from the prior year, except for Mr. Irving, whose target amount was increased from 65% to 80% of his base salary in connection with the expansion of his role and responsibilities. Based upon our corporate performance in 2013 and their individual performance, our named executive officers received bonus awards of between approximately 113% and 125% of the target levels for such awards.

•
Long-Term Incentive Compensation Tied to Leap Performance - A significant portion of the named executive officers’ 2013 compensation consisted of long-term incentive compensation tied in a meaningful way to stock price performance and/or financial and operational performance, thus further aligning our executive officers’ interests with those of our stockholders. These awards consisted of performance-based deferred stock units and performance-based cash awards, each granted pursuant to the 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, or the 2004 Plan.

Compensation Philosophy and Objectives

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

In particular, our fundamental compensation philosophies and objectives for executive officers include the following:

•	Using total compensation to recognize each individual officer’s scope of responsibility within the organization, experience, performance and overall contributions to our company.

•	Providing incentives to accomplish significant corporate, individual and stock price performance by linking incentive award opportunities to achievement in these areas.

•
Using external compensation data from similarly-sized telecommunications and technology companies as part of our due diligence in determining base salary, target bonus amounts and long-term incentive compensation for our individual officers.

•	Using long-term incentive compensation awards to align employee and stockholder interests and to attract, motivate and retain employees and enable them to share in our long-term success.

Procedures for Determining Compensation Awards

The Compensation Committee

The compensation committee has primary authority to determine and recommend the compensation payable to our executive officers. In fulfilling this oversight responsibility, the compensation committee reviews the performance of our senior executive management team on an annual basis in light of our company's compensation philosophies and objectives described above. To aid the compensation committee in making its compensation determinations, our CEO, assisted by our chief legal and administrative officer, provides recommendations to the compensation committee regarding the compensation of the other executive officers. Our CEO does not participate in decisions regarding his own compensation.

In addition, the compensation committee has retained Mercer, a consulting firm specializing in executive compensation matters, to assist the committee in evaluating our compensation programs, policies and objectives and to provide advice and recommendations on the amount and form of executive and director compensation. Mercer began providing these services to the compensation committee in January 2006. Mercer’s fees for providing services to the compensation committee in 2013 were approximately $130,000. In addition, Mercer and certain of its affiliates of provided us with consulting and brokerage advisory services in 2013 for which we paid fees of approximately $60,000. After review and consultation with Mercer, the compensation committee has determined that Mercer is independent and there is no conflict of interest resulting from retaining Mercer currently or during the year ended December 31, 2013. In reaching these conclusions, the compensation committee considered the factors set forth in Rule 10C-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and NASDAQ listing standards.

Comparison of Compensation to Market Data and Determination Process

The compensation committee strives to provide compensation opportunities that are competitive with the market in which Leap competes for executive talent. Consistent with this goal, the compensation committee regularly reviews the compensation we provide to our officers to that provided by other companies against which we compete for executive talent. To aid the compensation committee in this review, management and/or Mercer periodically prepares a comparison of executive compensation levels at similarly-sized telecommunications and technology companies. This comparison typically includes statistical summaries of compensation information derived from a number of large, third-party studies and surveys, which, for purposes of considering 2013 compensation for our executive officers, included the Radford Executive Survey and the Culpepper U.S. Survey. These summaries and databases contain executive compensation information for telecommunications, wireless and other companies, although the surveys do not provide the particular names of those companies whose pay practices are surveyed with respect to any particular position being reviewed. In addition to this third-party survey information, Mercer also presented comparative compensation information for a select number of other telecommunications companies. As part of its review of compensation for 2013, the compensation committee reviewed comparative data prepared by Mercer with respect to executive officer compensation provided by the following companies: American Tower, CenturyLink, Crown Castle International, Frontier Communications, MetroPCS Communications, NII Holdings, Telephone and Data Systems, TW Telecom, U.S. Cellular and Windstream. This peer group represented a select group of companies in the telecommunications industry against which we compete for executive talent, with revenues of between approximately $1 billion and $6 billion (except for CenturyLink, which had annual revenues of approximately $18 billion).

Our compensation committee generally compares the total compensation opportunity we provide to our executive officers - consisting of base salary, annual performance bonuses and long-term incentive awards - to compensation levels at the 25th, 50th and 75th percentile of compensation awarded to executive officers with similar positions at comparable companies. Comparative compensation levels, however, are only one of several factors that our compensation committee considers in determining compensation levels for our executive officers, and the individual elements of an executive officer’s targeted overall compensation opportunity vary relative to these percentiles based on other considerations, including the executive officer’s experience and tenure in his or her position, his or her relative importance to our company and his or her individual performance, leadership and other skills. The extent to which actual compensation amounts received by an executive materially deviate from the targeted total compensation opportunity will also depend upon Leap’s corporate and operational performance and the officer's individual performance during the year. This approach is intended to ensure that there is a direct relationship between Leap’s overall financial and operational performance and each individual named executive officer’s total compensation.

In general, we seek to provide employees who have the greatest influence on our financial and operating success with compensation packages in which their long-term incentive awards provide a significant portion of their total compensation opportunity. Thus, we make the most substantial incentive awards to our senior executive management team, comprised of our executive officers and senior vice presidents. In addition, we seek to provide vice presidents and other employees who have significant influence over our operating and financial success with equity incentives that provide high retention value and alignment of these managers’ interests with those of our stockholders. For 2013, a substantial portion of each named executive officer’s potential compensation opportunity was comprised of his or her annual performance bonus and long-term incentive awards. We have not, however, adopted any other formal or informal policies or guidelines for allocating compensation between long-term and short-term incentives, between cash and non-cash compensation, or among different forms of non-cash compensation. Because the compensation levels of our named executive officers reflect, in part, compensation levels associated with the varying roles and responsibilities of corporate executives in the marketplace, there were differences in the 2013 compensation amounts awarded to our named executive officers. The differences generally arose from the relatively higher compensation opportunities provided to our CEO and president and COO relative to the other officers.

We have adopted stock ownership guidelines for our directors and executive officers, which are described further below.

Elements of Executive Compensation

Leap’s executive officer compensation program is comprised of three primary components: base salary; short-term incentive compensation in the form of an annual cash bonus; and long-term incentive compensation, primarily in the form of stock options, restricted stock awards, deferred stock units and performance-based deferred stock units and cash awards. We also provide additional employee benefits and retirement programs to our executive officers and severance and change in control benefits.

Base Salary

The base salary for each executive officer is generally established through negotiation at the time the executive is hired, taking into account the executive’s qualifications, experience, prior salary and competitive salary information. As discussed above, in determining base salaries for our executive officers, the compensation committee considers compensation paid to officers at comparable companies. In addition, each year the compensation committee determines whether to approve merit increases to our executive officers’ base salaries based upon our company’s prior year performance, the officer’s individual performance, competitive salary information for comparable companies and the recommendations of our CEO.
During 2013, none of our named executive officers received base salary increases, except for Mr. Strickland, whose base salary increased from $475,000 to $500,000. Our named executive officers’ base salaries for 2013 are set forth in the table below entitled "Summary Compensation" and are prorated to reflect any changes in their base salaries during the year.

Annual Performance Bonus

We provide an annual cash performance bonus opportunity to our executive officers. The purpose of these bonus awards is to provide an incentive to our executive officers to assist us in achieving our principal financial and operating objectives.

Determination of Target Bonus Amounts

Target and maximum bonus amounts payable to our executive officers are established by the compensation committee early in the year as a percentage of each individual executive officer’s base salary. For 2013, the target amounts of the bonuses were generally unchanged from 2012 levels, based upon the compensation committee’s determination that such targets were reasonable and appropriate. The target amounts were set at 100% of base salary for our CEO, 90% for our president and chief operating officer and 80% for our other executive officers, except for our chief accounting officer, whose target is 65%. In 2013, the target amount of Mr. Irving’s annual cash bonus was increased from 65% to 80% of his base salary in connection with the expansion of his role and responsibilities.

The actual bonus award payable to the executive officers can range from 0% to 200% of the target amount based on relative corporate and individual performance, subject to the compensation committee’s discretion to increase or decrease such amount. These target and maximum bonus amounts are based, in part, on the compensation committee’s review of cash bonus opportunities provided to similarly-situated executives of other comparable and surveyed companies, as described above. In determining the potential bonus opportunity for an executive officer for a given year, the compensation committee generally intends that approximately 75% of the targeted amount be based upon Leap’s corporate performance and that approximately 25% be based upon the officer’s individual performance.

Determination of Actual Bonus Amounts

As indicated above, an important objective of our compensation program is to provide incentives to our executives to accomplish significant strategic, financial and individual performance. As a result, the actual amount of a bonus earned by an executive officer for a given year depends upon corporate and individual performance. For 2013, corporate performance was reviewed by reference to three performance metrics: (i) the number of activations for our Cricket Wireless service; (ii) the percentage of Cricket Wireless customers who remained active for at least three months after their initial activation (which we refer to as "three month customer survival"); and (iii) free cash flow, which for these purposes we define as net cash provided by operating activities, less purchases of property and equipment and adjusted for certain costs related to financing activities. We believe that achievement of these performance metrics is dependent in many respects upon the efforts and contributions of our named executive officers and their individual performance. When reviewing Leap’s annual corporate performance, the compensation committee has the ability to consider any significant investments or special projects undertaken during the year which may have impacted or not been reflected in our financial or operational results.

Individual performance is determined for our CEO and other executive officers based upon the compensation committee’s qualitative assessment of their performance for the year. For executive officers other than our CEO, the compensation committee also considers our CEO's assessment of their performance during the year.

2013 Performance Bonus Awards

For 2013, the goals to permit each of our named executive officers to receive 100% of their target bonus for corporate performance were as follows, each of which was weighted equally: (i) approximately 3.4 million Cricket Wireless activations; (ii) a three month customer survival rate of 68.8%; and (iii) free cash flow of $(40) million. For the year ended December 31, 2013, we achieved the following levels of performance against our goals: (i) for Cricket Wireless activations, approximately 50%; (ii) for three month customer survival, approximately 71%; and (iii) for free cash flow, approximately 200%. In aggregate, this achievement represented an approximately 107% level of collective performance against our goals. As a result, the compensation committee approved bonuses for the named executive officers that represented 100% of the portion of their target bonus relating to our corporate performance. These amounts are set forth in the table below entitled "Summary Compensation" in the column entitled "Non-Equity Incentive Plan Compensation."

With respect to the portion of the bonus based upon individual performance, the compensation committee determined the amount of the bonus based, in part, upon a more subjective and qualitative assessment of the individual's overall performance, which reflected the following:

•	Mr. Hutcheson’s leadership of our senior management team and his development and oversight of strategic and operational initiatives, including our proposed Merger with AT&T;

•	Mr. McBride’s leadership of our finance, accounting and treasury functions;

•	Mr. Elliott’s oversight of our sales and operations functions;

•	Mr. Strickland’s leadership of our network operations and IT infrastructure; and

•	Mr. Irving’s oversight of our legal, government affairs, human resources and investor relations functions.

In addition, the individual performance amounts reflected the named executive officers’ collective leadership efforts relating to our proposed Merger with AT&T. The amounts paid to the named executive officers based upon their individual performance are set forth in the table below entitled "Summary Compensation" in the column entitled "Bonus."

The aggregate cash bonuses paid to our named executive officers based on corporate performance and individual contributions were as follows (constituting the respective percentage of their target bonus opportunities as indicated in parentheses): Mr. Hutcheson, $1,062,500 (125%); Mr. McBride, $450,000 (125%); Mr. Elliott, $675,000 (125%); Mr. Strickland, $444,513 (112.5%); and Mr. Irving, $420,000 (125%).

Long-Term Incentive Compensation

We generally provide long-term incentive compensation to our executive officers and other select employees through the 2004 Plan. The 2004 Plan was approved and adopted by the compensation committee in 2004 pursuant to authority delegated to it by the board and is generally administered by the compensation committee. See "- 2004 Stock Option, Restricted Stock and Deferred

Stock Unit Plan" for additional information regarding the 2004 Plan. In February 2009, we adopted the 2009 Employment Inducement Equity Incentive Plan of Leap Wireless International, Inc., or the 2009 Inducement Plan, to make awards to new employees as an inducement to commence employment with us. The 2009 Inducement Plan was approved by the board and is also administered by the compensation committee. See "- 2009 Employment Inducement Equity Incentive Plan" for additional information regarding the 2009 Inducement Plan.

Under these plans, we grant our executive officers and other select employees non-qualified stock options at an exercise price equal to (or greater than) the fair market value of Leap common stock (as determined under the plans) on the date of grant. Historically, we have also granted restricted stock at a nominal purchase price or for no purchase price in exchange for services previously rendered to Leap or its subsidiaries by the recipient. Beginning in 2012, we began to issue deferred stock units to our executive officers and other select employees in lieu of restricted stock awards. We amended the terms of our 2004 Plan at our 2012 annual meeting to allow us, among other things, to settle these deferred stock units in either cash or shares of Leap common stock. We also amended the 2004 Plan to provide Leap with the flexibility to grant various cash-based awards.

The size and timing of long-term incentive awards are based on a variety of factors, including Leap’s overall performance, the recipient’s individual performance and competitive compensation information, including the value of awards granted to comparable executive officers as set forth in the statistical summaries of compensation data surveyed for comparable companies prepared for the compensation committee. We believe that the awards under these plans help us to reduce officer and employee turnover and to retain the knowledge and skills of our key employees.

In October 2008, the compensation committee adopted guidelines regarding the granting of equity awards to executive officers, employees or consultants. Under these guidelines, equity awards are generally granted and effective, to the extent practicable, on the 14th calendar day of the month following their approval by the board or compensation committee (or, if that day is not a day on which Leap common stock is actively traded on an exchange, on the next trading day). In addition, the guidelines provide that any stock options to be awarded to existing or newly-promoted executive officers and other senior vice presidents are generally to be approved and granted, to the extent practicable, during periods when trading in Leap common stock is permitted under our insider trading policy or are to be approved with the grant contingent upon, subject to and effective two trading days after, the release of any applicable material non-public information.

The compensation committee has traditionally granted awards of stock options and restricted stock or deferred stock units to executive officers and other eligible employees when they initially join us. These awards generally vest over a four year period, with options vesting in equal 25% annual increments and shares of restricted stock or deferred stock units vesting in 25% increments on the second and third anniversaries of the date of grant and 50% on the fourth anniversary of the date of grant. In addition to the initial awards of stock options and restricted stock or deferred stock units, the compensation committee has traditionally made annual refresh awards to our executive officers and other eligible employees in order to help us achieve our executive compensation objectives noted above, including the long-term retention of members of our senior management team.

2013 Long-Term Incentive Awards

Consistent with prior years, a significant portion of the compensation opportunity provided to our named executive officers in 2013 consisted of long-term incentive awards. The compensation committee considered a variety of factors in determining the size and amount of the awards, including the number of shares available for grant, the amount and value of unvested equity awards held by our officers and each officer’s individual performance, leadership and other skills. The compensation committee also reviewed the value of grants made by those companies against which we compare our executive compensation program, although the compensation committee did not seek to grant awards at any predetermined levels relative to such other companies.

Performance-Based Refresh Awards

The compensation committee granted annual refresh awards of long-term incentives to our named executive officers in May 2013 pursuant to the 2004 Plan, which consisted of performance-based deferred stock units and performance-based cash awards. These long-term incentives were intended to tie future compensation opportunities available to our executive officers to the performance of Leap common stock and our financial and operational performance, thus further aligning management’s interests with those of our stockholders.

Approximately 40% the estimated value of the refresh awards granted to our CEO in 2013 consisted of performance-based deferred stock units and approximately 60% consisted of a performance-based cash award. For our other named executive officers, between approximately 40% to 60% of the estimated value of the refresh awards consisted of performance-based deferred stock units and between approximately 40% to 60% consisted of a performance-based cash award. Each deferred stock unit represents the right to receive one share of Leap common stock, subject to performance-based adjustments as follows:

•
Calculation of Deferred Stock Units and Cash Awards. Subject to the change in control provisions described below, the awards provide that the number of shares to be issued with respect to the deferred stock units and the amount of the cash to be paid with respect to the cash awards would depend upon the achievement of certain performance goals over a two-year period. If the average percentage attainment relative to the performance goals at the end of the two-year period exceeded 50%, then a threshold percentage of shares underlying the units would be issued and a threshold amount of the cash award would be distributed, with such percentages increasing on a linear basis as the average percentage attainment of the performance goals increases, up to a maximum of 200% of the target amount of each of the awards. With respect to the deferred stock units, however, any number of shares earned between the target and maximum amounts would be settled in cash at vesting, with the amount of cash to be paid equal to the number of shares earned above target multiplied by the fair market value of Leap common stock at vesting. The 2013 performance goals for these awards are the same as those that applied to the annual performance bonus awards described above under "-Annual Performance Bonus - 2013 Performance Bonus Awards." In the aggregate, we achieved approximately 107% of the 2013 targets.

•
Vesting and Payment Dates. The awards provide that one-half of any shares issuable with respect to the deferred stock units and one-half of the cash award that is earned would vest immediately and be issued to the executive on the date immediately following the date we file our Annual Report on Form 10-K for the year ended December 31, 2014, subject to the employee’s continued employment with us through that date. The remaining one-half of the eligible awards would vest and be issued to the executive on or after December 31, 2015, subject to the employee’s continued employment with us through that date.

•
Satisfaction of Stock Price Gate. The awards were originally issued subject to a stock price "gate," so that in order for any shares to be issued in respect of the deferred stock units or any cash awards to be paid on a scheduled vesting date, the average of the closing prices of Leap common stock for the 30-calendar day period prior to the vesting date must be greater than the closing price of Leap common stock on the date on which the awards were originally granted ($6.18). Otherwise, no shares would be issued with respect to those deferred stock units nor would any cash awards be eligible for distribution until the average of the closing prices of Leap common stock for any subsequent 30-calendar day period were greater than such amount. If the average of the closing prices of Leap common stock for a 30-calendar day period had not exceeded the grant date stock price within one year following the applicable vesting date, that portion of the deferred stock units or cash award would terminate.

•
Effect of Change in Control. The awards provide that, in the event of stockholder approval of a change in control of Leap prior to the end of 2014, the executives would be entitled to receive a number of shares underlying the deferred stock units and a cash award, in each case equal to the target amounts (without regard to the achievement of performance goals or the stock price gate), and the awards would continue to vest pursuant to the vesting schedule discussed above. In addition to time-based vesting, the awards would also immediately vest in the event that the executive’s employment was terminated by us without cause or by the executive for good reason within 90 days prior to or 12 months following the change in control. Our proposed Merger with AT&T, which was approved by our stockholders on October 24, 2013, qualifies as a change in control for purposes of the awards. As a result, the cash awards will be paid at target levels as and when they vest in accordance with their terms, subject to the accelerated vesting provisions described above in the event that an executive’s employment was terminated. Under the terms of our proposed Merger, the deferred stock units will be cancelled at closing and entitle the holder to receive an amount in cash equal to the product of the target number of shares covered by the units multiplied by the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such unit.

The foregoing refresh awards were made to our named executive officers in the amounts set forth in the table under the heading "2013 Grants of Plan-Based Awards."

Accelerated Vesting of Prior Awards

In December 2013, the compensation committee approved the accelerated vesting or payment of certain long-term incentive awards held by our executive officers, including the named executive officers, in order to preserve certain compensation-related corporate income tax deductions for our company that may otherwise be disallowed through the operation of Sections 280G and 4999 of the Internal Revenue Code in connection with our Merger with AT&T. Specifically, the compensation committee approved the accelerated vesting or payment of equity and cash-based awards held by our named executive officers that were otherwise scheduled to vest or be paid during the first six months of 2014. These accelerated awards included one half of the performance-based deferred stock units granted to the named executive officers in 2012, the value of which is included in the table below entitled "Summary Compensation" under the column "Stock Awards."

Stock Ownership Guidelines

In 2013, our board adopted stock ownership guidelines to further align the interests of our directors and executive officers with those of our stockholders and to further promote our commitment to corporate governance. Under the guidelines, we generally expect that our directors and executive officers will acquire shares of Leap stock and other equity awards with a value equal to the following multiples of their annual retainer or base salary: (i) for our non-employee directors, five times the value of their annual cash retainer; (ii) for our CEO, five times the value of his annual base salary; and (iii) for all other executive officers, three times the value of their annual base salary. The goal of the guidelines is that current directors and executive officers achieve their applicable target levels within five years and that any newly elected or appointed directors or executive officers reach their applicable target levels within five years of their election or appointment. The compensation committee has the authority to administer and determine compliance with the guidelines, including determining those shares of Leap stock and other equity awards that will count for purposes of the targeted ownership levels and determining appropriate actions for any person who has failed to meet or show sustained progress toward meeting his or her targeted ownership level, which may include (without limitation) limiting future long-term incentive grants to be made to such person, delivering future cash retainers or bonus awards in the form of equity awards and other measures.

Compensation "Clawback" Policy

In 2013, our board adopted a compensation "clawback" policy to address situations in which an executive officer was directly involved in any fraud, intentional misconduct or gross negligence that resulted in a material, negative restatement of our financial statements. In such situations, the board or its designated committee would review the circumstances that caused the restatement and consider issues of accountability among our executive officers. If it were determined that one or more of our executive officers were directly involved in any fraud, intentional misconduct or gross negligence that resulted in the restatement, the board or committee would take such actions as it deemed appropriate under the circumstances, which could include, without limitation, requiring the reimbursement or forfeiture of all or a portion of any incentive compensation (including, without limitation, any annual or long-term cash bonus or equity compensation award) previously earned by such executive officers with respect to the period covered by the restatement.

Other Benefits

Leap maintains a 401(k) plan for all employees, and provides a 50% match on employees’ contributions, with Leap’s matching funds limited to 6% of an employee’s base salary. Leap’s 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. Our aggregate contributions for all employees for the year ended December 31, 2013 were approximately $4,345,000.

Our named executive officers are also eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and accidental death and disability insurance, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our named executive officers. In addition, Leap provides our named executive officers with supplemental health insurance coverage with a maximum benefit of $750,000 per year per person, the ability to apply for supplemental, company-paid executive disability insurance that provides a benefit of up to $5,000 per month up to age 65, and up to $750,000 of executive accidental death and dismemberment insurance. Leap also provides an annual reimbursement benefit of up to $15,000 for financial, estate and tax planning services with the amount of the annual reimbursement grossed up for applicable taxes. We believe that these additional benefits are reasonable in scope and amount and are typically offered by other companies against which we compete for executive talent. Other than our 401(k) plan, we do not maintain any pension plans or plans that provide for the deferral of compensation.

Policy on Deductibility of Executive Officer Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a publicly-held company for compensation in excess of $1.0 million paid to its principal executive officer and its three most highly compensated executive officers (other than the principal executive officer and the principal financial officer). Certain compensation arrangements are excluded from this limitation, including the payment of certain performance-based compensation awards tied to the attainment of specific goals, as well as the grant of certain stock options.

We adopted the Leap Wireless International, Inc. Executive Incentive Bonus Plan, or the Executive Bonus Plan, which enables us to pay cash bonuses to our executive officers based on the achievement of certain predetermined corporate performance goals that are designed to be eligible for treatment as "performance-based compensation" under Section 162(m), provided certain procedural requirements are satisfied. Stockholders approved the Executive Bonus Plan at our 2007 annual meeting of stockholders and re-approved material terms of the performance goals at our 2012 annual meeting. In addition, the 2004 Plan allows us, among other things, to grant options that are designed to be exempt from the limits on deductibility under Section 162(m) of the Internal Revenue Code. Stockholders approved the 2004 Plan at our 2007 annual meeting of stockholders. In addition, stockholders approved an amendment to the 2004 Plan at our 2012 annual meeting to add performance goals and cash-denominated awards under the plan for the purpose of permitting us, to the extent practicable, to make long-term incentive awards that are eligible for treatment as "performance-based compensation" under Section 162(m). Awards granted under the 2004 Plan will be treated as performance-based compensation only if the awards and the procedures associated with them comply with all requirements of Section 162(m). There can be no assurance that compensation attributable to awards granted under the 2004 Plan will be treated as qualified performance-based compensation under Section 162(m) of the Internal Revenue Code and thus be deductible by us.

To the extent possible, the compensation committee intends to generally administer these plans in the manner required to make future awards that qualify as performance-based compensation under Section 162(m). However, the board and compensation committee will continue to retain the discretion to pay discretionary bonuses or other types of compensation outside of the plans which may or may not be tax deductible.

Risk Assessment of Compensation Program

During 2013, management assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are reasonably likely to have a material adverse effect on our company.

As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, annual short-term incentive compensation, long-term incentive compensation and severance arrangements. Management’s risk assessment included a review of the overall design of each primary element of our compensation program and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to our company that could arise from our compensation program.

Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on our company and reported the results of the assessment to the compensation committee.

Summary Compensation

The following table sets forth certain information with respect to compensation for the fiscal years ended December 31, 2013, 2012 and 2011 earned by or paid to our CEO, our CFO and our next three most highly compensated executive officers as of the end of fiscal 2013. We refer to these officers collectively as our named executive officers for 2013.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Non-Equity Incentive Plan Compensation (3)	Stock Awards (4)	Option Awards (5)	All Other Compensation (6)	Total
Current Executive Officers
S. Douglas Hutcheson	2013	$850,000	$425,000	$1,062,500	$1,545,000	$—	$362,406	$4,244,906
Chief Executive Officer and Director	2012	$844,536	$158,350	$205,431	$1,551,840	$2,507,213	$36,376	$5,303,746
	2011	$750,000	$328,945	$200,742	$362,000	$721,898	$87,219	$2,450,804
R. Perley McBride (7)	2013	$450,000	$380,000	$270,000	$—	$—	$428,189	$1,528,189
Chief Financial Officer	2012	$27,049	$—	$—	$676,000	$821,477	$333	$1,524,859
Jerry V. Elliott (8)	2013	$600,000	$270,000	$705,000	$278,100	$—	$268,806	$2,121,906
President and COO	2012	$411,475	$69,436	$90,081	$801,000	$728,010	$223,415	$2,323,417
Robert A. Strickland (9)	2013	$491,346	$148,171	$533,842	$401,700	$—	$313,766	$1,888,825
Chief Technical Officer	2012	$416,598	$212,490	$81,069	$705,750	$560,180	$321,145	$2,297,232
Robert J. Irving, Jr.	2013	$420,000	$168,000	$512,000	$525,300	$—	$187,239	$1,812,539
Chief Legal and Administrative Officer	2012	$343,148	$41,821	$54,255	$292,360	$348,072	$54,581	$1,134,237

(1)	Represents base salary rate for the applicable year, prorated for any approved changes in base salary during the applicable year.

(2)
Except as otherwise indicated in the footnotes below, represents the portion of the annual cash bonus awards paid to our named executive officers in recognition of their individual performance for the applicable year.

(3)	Except as discussed below, represents the portion of the annual cash bonus awards paid to our named executive officers in recognition of our corporate performance for the applicable year.

For 2013, non-equity incentive plan compensation also includes one half of the amount payable pursuant to deferred cash awards granted to the named executive officers in 2012, which was scheduled to be paid immediately following the filing of our Annual Report on Form 10-K for the year ended December 31, 2013. In December 2013, the compensation committee approved the accelerated vesting and payment of the following amounts to the following named executive officers: (1) Mr. Hutcheson, $425,000; (2) Mr. Elliott, $300,000; (3) Mr. Strickland, $237,500; and (4) Mr. Irving, $260,000.

(4)
Except as discussed below, represents the grant date fair value of restricted stock awards and deferred stock units granted to our named executive officers in 2013, 2012 and 2011, computed in accordance with FASB ASC Topic 718, Stock Compensation. For information regarding assumptions made in connection with this valuation, please see Note 13 to our consolidated financial statements found in "Part II - Item 8. Financial Statements and Supplementary Data" of this report.

For 2013 and 2012, the amounts shown for stock awards reflect the grant date fair value of performance-based deferred stock units granted to our named executive officers during the year. The number of shares to be issued with respect to these deferred stock unit awards were to range from 0% to 200% of the target number of units, depending upon (x) the achievement of certain performance goals over a two-year performance period and (y) a requirement that the average of the closing prices of Leap common stock for the 30-calendar day period prior to the vesting dates be greater than the closing price of Leap common stock on the date on which the awards were originally granted. In the event of stockholder approval of a change in control of Leap prior to the end of 2014 (for purposes of the awards granted in 2013) or 2013 (for purposes of the awards granted in 2012), the named executive officer is entitled to receive a number of shares underlying the deferred stock units equal to the target amount (without regard to the achievement of performance goals or the stock price gate), and the awards continue to vest pursuant to their vesting schedule. Our proposed Merger with AT&T, which was approved by our stockholders on October 24, 2013, qualifies as a change in control for purposes of the awards. As a result, these awards will be paid at target levels as and when they vest in accordance with their terms. In December 2013, the compensation committee approved the accelerated vesting and payment of one half of the performance-based deferred stock units granted in 2012. Under the terms of our proposed Merger, any unvested deferred stock units will be cancelled at closing and entitle the holder to receive an amount in cash equal to the product of the target number of shares covered by the units multiplied by the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such unit.

The grant date fair values of the awards granted in 2013 reflect their full grant date fair values. The grant date fair values of the awards granted in 2012 were adjusted for our assessment of the probable outcome of the performance conditions as of the awards' grant dates. We determined the likelihood of satisfying the minimum stock condition as of the grant date utilizing a "Monte Carlo" style simulation.

•
For 2013, the amounts shown for stock awards for Messrs. Hutcheson, Elliott, Strickland and Irving reflect the following number of target units with the following full grant date fair values (at both target and assuming the highest level of performance): (1) Mr. Hutcheson, 250,000 target units, with a full grant date fair value of $1,545,000 at target and $3,090,000 assuming the highest level of performance; (2) Mr. Elliott, 45,000 target units, with a full grant date fair value of $278,100 at target and $556,200 assuming the highest level of performance; (3) Mr. Strickland, 65,000 target units, with a full grant date fair value of $401,700 at target and $803,400 assuming the highest level of performance; and (4) Mr. Irving, 85,000 target units, with a full grant date fair value of $525,300 at target and $1,050,600 assuming the highest level of performance.

•
For 2012, the amounts shown for stock awards for Messrs. Hutcheson and Irving reflect the following number of target units with the following full grant date fair values (at both target and assuming the highest level of performance): (1) Mr. Hutcheson, 183,000 target units, with a full grant date fair value of $1,848,300 at target and $3,696,600 assuming the highest level of performance; and (2) Mr. Irving, 47,000 target units, with a full grant date fair value of $348,850 at target and $696,700 assuming the highest level of performance.

(5)
Represents the grant date fair value of options to purchase Leap common stock granted to our named executive officers in 2012 and 2011, computed in accordance with FASB ASC Topic 718, Stock Compensation. For information regarding assumptions made in connection with this valuation, please see Note 13 to our consolidated financial statements found in "Part II - Item 8. Financial Statements and Supplementary Data" of this report.

(6)	Includes the other compensation set forth in the table below:

Name	Year	Matching 401(k) Contributions	Executive Benefits Payments	Financial Planning Services	Housing, Living and Relocation Expenses (a)	Sick Leave/Vacation Payout (b)	Tax Gross-up (c)	Total Other Compensation
S. Douglas Hutcheson	2013	$7,650	$11,209	$15,684	$—	$327,863	$—	$362,406
	2012	$7,350	$12,680	$—	$—	$16,346	$—	$36,376
	2011	$7,350	$21,567	$23,687	$—	$34,615	$—	$87,219
R. Perley McBride	2013	$6,602	$12,462	$—	$125,000	$32,080	$252,045	$428,189
	2012	$—	$—	$—	$—	$333	$—	$333
Jerry V. Elliott	2013	$5,031	$19,846	$—	$60,000	$71,250	$112,679	$268,806
	2012	$4,846	$3,801	$—	$90,000	$10,304	$114,464	$223,415
Robert A. Strickland	2013	$4,026	$5,094	$—	$75,000	$77,067	$152,579	$313,766
	2012	$3,120	$3,712	$—	$183,673	$9,916	$120,724	$321,145
Robert J. Irving, Jr.	2013	$5,939	$7,047	$31,027	$—	$143,226	$—	$187,239
	2012	$6,691	$14,509	$23,689	$—	$9,692	$—	$54,581

(a)	Reflects housing, living and relocation expenses, including payment of temporary living allowances.

(b)	In December 2013, the compensation committee approved the accelerated payment to our named executive officers of accrued paid time off and vacation pay.

(c)	Represents tax gross-ups for housing, living and relocation expenses.

(7)	Mr. McBride joined us as our CFO in December 2012 and his compensation for 2012 is for the partial year. His bonus for 2013 includes a sign-on bonus of $100,000 and a retention bonus of $100,000.

(8)	Mr. Elliott joined us as our executive vice president and CFO in May 2012 and his compensation for 2012 is for the partial year.

(9)	Mr. Strickland joined us as our chief technical officer in February 2012 and his compensation for 2012 is for the partial year. His bonus for 2012 includes a sign-on bonus of $150,000.

2013 Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity and equity incentive plan awards granted to the named executive officers during the fiscal year ended December 31, 2013.

Name	Grant Date	Approval Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			Grant Date Fair Value of Stock and Option Awards ($) (4)
			Threshold	Target	Maximum	Threshold	Target	Maximum
S. Douglas Hutcheson
Annual cash bonus award	—	—	$159,375	$637,500	$1,275,000	—	—	—	$—
Performance-based deferred stock units	5/14/13	5/3/13	$—	$—	$—	125,000	250,000	500,000	$1,545,000
Performance-based cash award	5/14/13	5/3/13	$1,000,000	$2,000,000	$4,000,000	—	—	—	$—
R. Perley McBride
Annual cash bonus award	—	—	$67,500	$270,000	$540,000	—	—	—	$—
Jerry V. Elliott
Annual cash bonus award	—	—	$101,250	$405,000	$810,000	—	—	—	$—
Performance-based deferred stock units	5/14/13	5/3/13	$—	$—	$—	22,500	45,000	90,000	$278,100
Performance-based cash award	5/14/13	5/3/13	$215,000	$430,000	$860,000	—	—	—	$—
Robert A. Strickland
Annual cash bonus award	—	—	$74,086	$296,342	$592,685	—	—	—	$—
Performance-based deferred stock units	5/14/13	5/3/13	$—	$—	$—	32,500	65,000	130,000	$401,700
Performance-based cash award	5/14/13	5/3/13	$230,000	$460,000	$920,000	—	—	—	$—
Robert J. Irving, Jr.
Annual cash bonus award	—	—	$63,000	$252,000	$504,000	—	—	—	$—
Performance-based deferred stock units	5/14/13	5/3/13	$—	$—	$—	42,500	85,000	170,000	$525,300
Performance-based cash awards	5/14/13	5/3/13	$182,500	$365,000	$730,000	—	—	—	$—

(1)	The equity awards were approved by the compensation committee on the dates indicated above and granted on the grant dates listed above pursuant to our equity grant guidelines.

(2)	The amounts listed for "Annual cash bonus award" represent the portion of the award eligible to be earned by our named executive officers in recognition of our corporate performance for 2013.

The amounts listed for "Performance-based cash award" represent the right to receive a cash payment upon vesting and settlement based upon (a) the achievement of certain performance goals over a two-year performance period and (b) a requirement that the average of the closing prices of Leap common stock for the 30-calendar day period prior to the vesting dates be greater than the closing price of Leap common stock on the date on which the awards were originally granted. In the event of stockholder approval of a change in control of Leap prior to the end of 2014, the executive would be entitled to receive a cash award equal to the target amount (without regard to the achievement of performance goals or the stock price gate), and the awards would continue to vest pursuant to the vesting schedule. Our proposed Merger with AT&T, which was approved by our stockholders on October 24, 2013, qualifies as a change in control for purposes of the awards. As a result, these awards will be paid at target levels as and when they vest in accordance with their terms. In addition to time-based vesting, the awards would also immediately vest in the event that the executive officer’s employment was terminated by us without cause or by the executive for good reason within 90 days prior to or 12 months following the change in control. For more information regarding the vesting of these awards, see " -- Long-Term Incentive Compensation" above.

(3)
Represents performance-based deferred stock units issued pursuant to our 2004 Plan. Each unit represents the right to receive one share of Leap common stock upon vesting and settlement of such unit based upon (a) the achievement of certain performance goals over a two-year performance period and (b) a requirement that the average of the closing prices of Leap common stock for the 30-calendar day period prior to the vesting dates be greater than the closing price of Leap common stock on the date on which the awards were originally granted. However, any number of shares of Leap common stock earned between the target and maximum amounts would be settled in cash at vesting, with the amount of cash to be paid equal to the number of shares earned above target multiplied by the fair market value of Leap common stock at vesting. In the event of stockholder approval of a change in control of Leap prior to the end of 2014, the executive would be entitled to receive a number of shares underlying the deferred stock units equal to the target amount, and the awards would continue to vest pursuant to the vesting schedule. Our proposed Merger with AT&T, which was approved by our stockholders on October 24, 2013, qualifies as a change in control for purposes of the awards. Under the terms of the proposed Merger, these deferred stock units will be cancelled at closing and entitle the holder to receive an amount in cash equal to the product of the target number of shares covered by the units multiplied by the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such unit. For more information regarding the vesting of these awards, see " -- Long-Term Incentive Compensation" above.

(4)
Represents the grant date fair value of each individual equity award (on a grant-by-grant basis) as computed in accordance with FASB ASC Topic 718, Stock Compensation. For information regarding assumptions made in connection with this valuation, please see Note 13 to our consolidated financial statements found in "Part II - Item 8. Financial Statements and Supplementary Data" of this report. The amounts shown for the performance-based deferred stock units granted to Messrs. Hutcheson, Elliott, Strickland and Irving include the grant date fair value of such awards.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the tables entitled "Summary Compensation" and "2013 Grants of Plan-Based Awards" was paid or awarded, are described above under "Compensation Discussion and Analysis." A summary of certain material terms of our compensation plans and arrangements is set forth below.

Amended and Restated Executive Employment Agreement with S. Douglas Hutcheson

Effective as of February 25, 2005, Cricket and Leap entered into an Amended and Restated Executive Employment Agreement with S. Douglas Hutcheson in connection with his appointment as our CEO. The Amended and Restated Executive Employment Agreement amends, restates and supersedes the Executive Employment Agreement dated January 10, 2005, as amended, among Mr. Hutcheson, Cricket and Leap. The Amended and Restated Executive Employment Agreement was amended as of June 17, 2005, February 17, 2006 and December 31, 2008. As amended, the agreement is referred to in this proxy statement as the Executive Employment Agreement.

Under the Executive Employment Agreement, Mr. Hutcheson is entitled to receive an annual base salary, subject to adjustment pursuant to periodic reviews by our board, and an opportunity to earn an annual performance bonus. Mr. Hutcheson’s annual base salary is $850,000. His annual target performance bonus is equal to 100% of his base salary, and the amount of any annual performance bonus is determined in accordance with Cricket’s prevailing annual performance bonus practices that are generally used to determine annual performance bonuses for Cricket’s senior executives. In addition, the Executive Employment Agreement specifies that Mr. Hutcheson is entitled to participate in all insurance and benefit plans generally available to Cricket’s executive officers.

Under the terms of the Executive Employment Agreement, if Mr. Hutcheson’s employment were terminated as a result of his discharge other than for cause or if he resigned with good reason, he would be entitled to receive: (1) any unpaid portion of his salary and accrued benefits earned up to the date of termination; (2) a lump sum payment equal to two times the sum of his then-current annual base salary plus his target performance bonus; and (3) if he elected to receive continued health coverage under COBRA, the premiums for such coverage paid by Cricket for a period of 24 months (or, if earlier, until he was eligible for comparable coverage with a subsequent employer). Mr. Hutcheson would be required to execute a general release as a condition to his receipt of any of these severance benefits.

The Executive Employment Agreement also provides that if Mr. Hutcheson’s employment were terminated by reason of his discharge other than for cause or his resignation with good reason, in each case within one year of a change in control of Leap, and he was subject to excise tax pursuant to Section 4999 of the Code as a result of any payments to him, then Cricket would pay him a "gross-up payment" equal to the sum of the excise tax and all federal, state and local income and employment taxes payable by him with respect to the gross-up payment. This gross-up payment may not exceed $1.0 million and, if Mr. Hutcheson’s employment were terminated by reason of his resignation for good reason, such payment would be conditioned on Mr. Hutcheson’s agreement to provide consulting services to Cricket or Leap for up to three days per month for up to a one-year period for a fee of $1,500 per day.

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

Long-Term Incentive Plans

2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan

Under the 2004 Plan, Leap grants executive officers and other select employees non-qualified stock options at an exercise price equal to (or greater than) the fair market value of Leap common stock (as determined under the 2004 Plan) on the date of grant and restricted stock and deferred stock unit awards at a purchase price equal to par value or for no purchase price in exchange for services previously rendered to Leap or its subsidiaries. The 2004 Plan allows Leap to grant options that constitute "qualified performance-based compensation" exempt from the limits on deductibility under Section 162(m) of the Code and also allows Leap to grant incentive stock options within the meaning of Section 422 of the Code. In addition, at our 2012 annual meeting stockholders approved an amendment to add performance goals, stock appreciation rights, cash settlement of deferred stock units and cash-denominated awards under the 2004 Plan for the purpose of making certain awards granted thereunder to be deductible under Section 162(m) and to provide Leap with the flexibility to grant various cash-based awards under the 2004 Plan.

The 2004 Plan currently authorizes the issuance of up to 9,300,000 shares of common stock. As of February 18, 2014, stock options, restricted stock awards and deferred stock units for up to an aggregate of 3,607,842 shares were outstanding under the 2004 Plan, and 991,924 shares (plus any shares that might in the future be returned to the 2004 Stock Plan as a result of cancellations, forfeitures, repurchases, surrender or expiration of awards) remained available for future grants.

The 2004 Plan will be in effect until December 2014, unless our board terminates the plan at an earlier date. Our board may terminate the 2004 Plan at any time with respect to any shares not then subject to an award under the 2004 Plan.

2009 Employment Inducement Equity Incentive Plan

Under the 2009 Inducement Plan, Leap grants awards consisting of stock options, restricted stock and deferred stock units, or any combination thereof. Awards under the 2009 Inducement Plan may only be made to our new employees or new employees of one of our subsidiaries (or following a bona fide period of non-employment) in connection with that employee’s commencement of employment with us or one of our subsidiaries if such grant is an inducement material to that employee’s entering into employment with us or one of our subsidiaries.

The 2009 Inducement Plan currently authorizes the issuance of up to 1,075,000 shares of common stock. As of February 18, 2014, stock options, restricted stock awards and deferred stock units for an aggregate of 531,620 shares were outstanding under the 2009 Inducement Plan, and 193,046 shares (plus any shares that might in the future be returned to the 2009 Inducement Plan as a result of cancellations, forfeitures, repurchases or expiration of awards) remained available for future grants.

The 2009 Inducement Plan will be in effect until February 2019, unless our board terminates the 2009 Inducement Plan at an earlier date. Our board may terminate the 2009 Inducement Plan at any time with respect to any shares not then subject to an award under the 2009 Inducement Plan.

The Leap Wireless International, Inc. Executive Incentive Bonus Plan

The Executive Bonus Plan is a bonus plan for our executive officers and other eligible members of management which provides for the payment of cash bonuses based on Leap’s achievement of certain predetermined corporate performance goals. The Executive Bonus Plan authorizes the compensation committee or such other committee as may be appointed by the board to establish periodic bonus programs based on specified performance objectives. The purpose of the Executive Bonus Plan is to motivate its participants to achieve specified performance objectives and to reward them when those objectives are met with bonuses that are intended to be deductible by us as "performance-based compensation" within the meaning of Section 162(m) of the Code. We may, from time to time, also pay discretionary bonuses, or other types of compensation, outside the Executive Bonus Plan which may or may not be tax deductible. The Executive Bonus Plan was approved by Leap’s stockholders at the 2007 annual meeting of stockholders and the material terms of performance goals under the Executive Bonus Plan were approved by Leap’s stockholders at the 2012 annual meeting.

Employee Stock Purchase Plan

In September 2005, Leap commenced an Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of Leap common stock during a specified offering period. A total of 1,200,000 shares of common stock are currently reserved for issuance under the ESPP. The aggregate number of shares that may be sold pursuant to options granted under the ESPP is subject to adjustment for changes in Leap’s capitalization and certain corporate transactions. The ESPP is a compensatory plan under FASB ASC Topic 718, Stock Compensation, and is administered by the compensation committee. Under its terms the

ESPP Plan is in effect until May 2015, unless the board terminates the ESPP at an earlier date. As required pursuant to the terms of our Merger Agreement with AT&T, our compensation committee suspended participation in the ESPP, effective January 1, 2014, and the ESPP will be terminated in connection with the closing of the Merger.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2013.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Name	Exercisable	Unexercisable (1)
S. Douglas Hutcheson	68,085	—	$26.55	01/05/2015	30,000 (3)	$522,000	—	$—
	75,901	—	$26.35	02/24/2015	91,500 (4)	$1,592,100	—	$—
	—	41,687	$8.09	11/02/2021	250,000 (8)	$4,350,000	—	$—
	—	20,844	$12.00	11/02/2021	—	$—	—	$—
	—	20,844	$15.00	11/02/2021	—	$—	—	$—
	—	208,500	$10.10	03/16/2022	—	$—	—	$—
R. Perley McBride	—	146,250	$6.76	12/10/2022	100,000 (5)	$1,740,000	—	$—
Jerry V. Elliott	—	112,500	$5.34	05/14/2022	112,500 (6)	$1,957,500	—	$—
	—	—	—	—	45,000 (8)	$783,000	—	$—
Robert A. Strickland	—	50,000	$9.41	03/14/2022	56,250 (7)	$978,750	—	$—
	—	—	—	—	65,000 (8)	$1,131,000	—	$—
Robert J. Irving, Jr.	23,404	—	$26.55	01/05/2015	6,000 (3)	$104,400	8,500 (4)	$147,900
	—	12,500	$8.09	11/02/2021	15,000 (4)	$261,000	—	$—
	—	19,000	$10.10	03/16/2022	85,000 (8)	$1,479,000	—	$—
	—	24,375	$5.905	11/14/2022	—	$—	—	$—

(1)
Except as otherwise set forth in the table, represents our standard form of stock option, restricted stock or deferred stock units award for new hires and for additional grants to individuals with existing equity awards. Each stock option vests in four equal annual installments on each of the first four anniversaries of the date of grant. Except as otherwise described below, for each restricted stock and deferred stock unit award, 25% of the award vests on the second and third anniversary of the date of grant and 50% of the award vests on the fourth anniversary of the date of grant. Each award is also subject to certain accelerated vesting upon a termination of the named executive officer’s employment by us without cause or by the executive for good reason within 90 days prior to or 12 months following a change in control, as described under "-Severance and Change-in-Control Arrangements - Change-in-Control Vesting of Stock Options, Restricted Stock and Deferred Stock Units" below.

Under the terms of our proposed Merger, all outstanding stock options, shares of restricted stock and stock units granted under Leap's stock plans (including performance stock units, deferred stock units and deferred cash units but excluding any cash award with a value that is not determined based on the price of Leap common stock), whether vested or unvested, will be cancelled at closing and entitle the holder to receive certain merger consideration. For a description of the merger consideration to be provided to the holders of such awards, see "Part I - Item 1. Business - Proposed Merger."

(2)	Computed by multiplying the closing market price of Leap common stock on December 31, 2013 ($17.40), the last business day in 2013, by the number of shares subject to such stock award.

(3)
Represents performance-vested restricted stock awards granted on November 2, 2011, which vest in 20% increments on the first, second and third anniversaries of the date of grant and 40% on the fourth anniversary of the date of grant. However, in order for an installment of shares to vest on those dates, the average of the closing prices of Leap common stock for the prior 30-calendar day period must be greater than $8.09, the closing price of Leap common stock on November 2, 2011, the date on which the award was originally granted; otherwise, the installment of shares will remain unvested until the average of the closing prices of Leap common stock for any subsequent 30-calendar day period is greater than such amount. This stock price condition is deemed satisfied in connection with the closing of a change in control of Leap.

(4)
Represents performance-based deferred stock units issued pursuant to our 2004 Plan on March 16, 2012 (and, with respect to Mr. Irving, November 14, 2012). Each unit represents the right to receive one share of Leap common stock upon vesting and settlement of such unit, subject to the achievement of certain performance goals over a two-year performance period. In the event of stockholder approval of a change in control of Leap prior to the end of 2013, the executive would be entitled to receive a number of shares underlying the deferred stock units equal to the target amount (without regard to the achievement of the performance goals), and the awards would continue to vest pursuant to the vesting schedule. Our proposed Merger with AT&T, which was approved by our stockholders on October 24, 2013, qualifies as a change in control for purposes of the awards. The compensation committee approved the accelerated vesting and payment of one-half of the performance-based deferred stock units granted in 2012 in December 2013.

(5)
Represents deferred stock units granted on December 10, 2012, which vest as follows: 25% of the award vests on the second and third anniversary of the date of grant and 50% of the award vests on the fourth anniversary of the date of grant. However, in order for an installment of shares to vest on the dates described above, the average of the closing prices of Leap common stock for the prior 30-calendar day period must be greater than $6.76, the closing price of Leap common stock on December 10, 2012, the date on which the award was originally granted; otherwise, the installment of shares will remain unvested until the average of the closing prices of Leap common stock for any subsequent 30-calendar day period is greater than such amount. This stock price condition is deemed satisfied in connection with the closing of a change in control of Leap.

(6)	Represents restricted stock award granted on May 14, 2012.

(7)	Represents restricted stock award granted on March 14, 2012.

(8)
Represents performance-based deferred stock units issued pursuant to our 2004 Plan on May 14, 2013. Each unit represents the right to receive one share of Leap common stock upon vesting and settlement of such unit, subject to (a) the achievement of certain performance goals over a two-year performance period and (b) a requirement that the average of the closing prices of Leap common stock for the 30-calendar day period prior to the vesting dates be greater than the closing price of Leap common stock on the date on which the awards were originally granted. In the event of stockholder approval of a change in control of Leap prior to the end of 2014, the executive would be entitled to receive a number of shares underlying the deferred stock units equal to the target amount (without regard to the achievement of the performance goals or the stock price gate), and the awards would continue to vest pursuant to the vesting schedule. Our proposed Merger with AT&T, which was approved by our stockholders on October 24, 2013, qualifies as a change in control for purposes of the awards.

2013 Option Exercises and Stock Vested

The following table provides information on option exercises, restricted stock award vesting and shares issued upon vesting of performance-based stock units for each of the named executive officers during the fiscal year ended December 31, 2013.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise (#)	Exercise (1)	Vesting (#)	Vesting(2)

S. Douglas Hutcheson	291,876	$1,800,270	246,500	$3,778,035
R. Perley McBride	48,750	$499,200	—	$—
Jerry V. Elliott	112,500	$1,289,003	37,500	$640,875
Robert A. Strickland	50,000	$355,635	18,750	$320,438
Robert J. Irving, Jr.	39,625	$300,255	52,125	$806,188

(1)
The value realized upon exercise of an option is calculated based on the number of shares issued upon exercise of such option multiplied by the difference between the fair market value per share of our common stock on the date of exercise less the exercise price per share of such option.

(2)
The value realized upon vesting of a restricted stock award or deferred stock unit is calculated based on the number of shares vesting multiplied by the difference between the fair market value per share of our common stock on the vesting date less the purchase price per share, if any.

Severance and Change-in-Control Arrangements

We have entered into arrangements with our executive officers whereby they may receive certain additional benefits in the event that their employment with us were to terminate or in connection with the occurrence of a change in control.

Under our severance arrangements, as described further below, we have agreed to provide our executive officers with certain benefits in the event that their employment were involuntarily or constructively terminated. These severance benefits are designed to alleviate the financial impact of an involuntary termination through salary, bonus and health benefit continuation and with the intent of providing for a stable work environment. We believe that it is important that we provide reasonable severance benefits to our executive officers because it may be difficult for them to find comparable employment within a short period of time following certain qualifying terminations.

We extend severance and change-in-control benefits to senior management because they are essential to help us fulfill our objectives of attracting and retaining key managerial talent. These arrangements are intended to be competitive within our industry and company size and to attract highly qualified individuals and encourage them to remain with us. These arrangements have formed an integral part of the total compensation that we provide to these individuals and are considered by the compensation committee when determining executive officer compensation. The decision to offer these benefits, however, did not influence the compensation committee’s determinations concerning other direct compensation or benefit levels.

Severance Arrangements

The terms of our severance arrangement with our CEO, S. Douglas Hutcheson, are set forth in his employment agreement and described above in "Discussion of Summary Compensation and Grants of Plan-Based Awards Tables - Amended and Restated Executive Employment Agreement with S. Douglas Hutcheson."

Cricket and Leap have entered into Severance Benefits Agreements with our other executive officers. The terms of the Severance Benefit Agreements automatically extend for a one-year period each December 31, unless notice of termination is provided to the executive no later than January 1st of the preceding year. Under the agreements, in the event that the executive were to be terminated other than for cause or if he or she were to resign with good reason, he or she would be entitled to receive severance benefits consisting of the following: (1) any unpaid portion of his or her salary and accrued benefits earned up to the date of termination; (2) a lump sum payment equal to his or her then-current annual base salary and target bonus, multiplied by 1.5 for executive officers who report directly to our CEO and 1.0 for those who do not; and (3) the cost of continuation health coverage (COBRA) for a period of 18 months for executive officers who report directly to our CEO and 12 months for those who do not (or, if shorter, until the time when the respective officer is eligible for comparable coverage with a subsequent employer). In April 2013, the compensation committee approved an additional severance benefit for executive officers who do not report directly to our CEO. In the event that these executives were to be terminated other than for cause or resigned for good reason during the period commencing 90 days prior to a change in control and ending 12 months after such change in control, he or she would be entitled to receive: (1) a lump sum payment equal to his or her then-current annual base salary and target bonus multiplied by 1.5; and (2) the cost of continuation health coverage (COBRA) for a period of 18 months. In consideration for and prior to receiving any of these benefits, the officer would be required to provide a general release to Cricket and Leap and agree not to solicit any of our employees, and to maintain the confidentiality of our information, for three years following his or her termination.

For purposes of the Severance Benefits Agreements, "cause" is generally defined to include: (i) the officer’s willful neglect of or willful failure substantially to perform his or her duties with Cricket (or its parent or subsidiaries), after written notice and the officer’s failure to cure; (ii) the officer’s willful neglect of or willful failure substantially to perform the lawful and reasonable directions of the board of directors of Cricket (or of any parent or subsidiary of Cricket which employs the officer or for which the officer serves as an officer) or of the individual to whom the officer reports, after written notice and the officer’s failure to cure; (iii) the officer’s commission of an act of fraud, embezzlement or dishonesty upon Cricket (or its parent or subsidiaries); (iv) the officer’s material breach of his or her confidentiality and inventions assignment agreement or any other agreement between the officer and Cricket (or its parent or subsidiaries), after written notice and the executive’s failure to cure; (v) the officer’s conviction of, or plea of guilty or nolo contendere to, the commission of a felony or other illegal conduct that is likely to inflict or has inflicted material injury on the business of Cricket (or its parent or subsidiaries); or (vi) the officer’s gross misconduct affecting or material violation of any duty of loyalty to Cricket (or its parent or subsidiaries). For purposes of the Severance Benefit Agreements, "good reason" is generally defined to include the occurrence of any of the following circumstances, unless cured within thirty days after Cricket’s receipt of written notice of such circumstance from the officer: (i) a material diminution in the officer’s authority, duties or responsibilities with Cricket (or its parent or subsidiaries), including the continuous assignment to the officer of any duties materially inconsistent with his or her position, a material negative change in the nature or status of his or her responsibilities or the conditions of his or her employment with Cricket (or its parent or subsidiaries); (ii) a material diminution in the officer’s annualized cash and benefits compensation opportunity, including base compensation, annual target bonus opportunity and aggregate employee benefits; (iii) a material change in the geographic location at which the officer must perform his or her duties, including any involuntary relocation of Cricket’s offices (or its parent’s or subsidiaries’ offices) at which the officer is principally employed to a location that is more than 60 miles from such location; or (iv) any other action or inaction that constitutes a material breach by Cricket (or its parent or subsidiaries) of its obligations to the officer under his or her Severance Benefit Agreement.

In March 2013, our compensation committee approved the entry into new Severance Benefits Agreements between Leap, Cricket and our executive officers, which agreements have been entered into effective January 1, 2014. The terms of and amounts payable under the new Severance Benefits Agreements are substantially identical to the current Severance Benefits Agreements (including the additional benefits for executive officers who do not report directly to our CEO, as discussed above). The primary change in the new Severance Benefits Agreement is that the definition of "cause" (as described more fully above) includes an executive’s material failure to adequately perform to the expectations of his or her role with Cricket (or its parent or subsidiaries), with such determination to be made by our CEO in his or her discretion, after a written notice and the executive’s failure to cure; provided, however, that the foregoing occurrence shall not constitute "cause" (a) during the one-year period immediately following the appointment of a new CEO or (b) following the entry into an agreement that would result in a change in control (as defined in the 2004 Plan). Our proposed Merger with AT&T would qualify as a change in control for purpose of this provision. The term of the new Severance Benefits Agreements will extend through December 31, 2014, with an automatic extension for each subsequent year unless notice of termination is provided to the executive no later than January 1st of the preceding year.

Change-in-Control Vesting of Stock Options, Restricted Stock, Deferred Stock Units and Cash Awards

The stock option, restricted stock, deferred stock unit and cash awards granted to our named executive officers will become exercisable and/or vested on an accelerated basis in connection with certain changes in control. The period over which the award vests or becomes exercisable after a change in control varies depending upon the date that the award was granted and the date of the change in control.

In the case of our outstanding stock option, restricted stock and deferred stock unit award agreements (other than the performance-based deferred stock unit awards granted to our executive officers beginning in 2012), in the event a named executive officer’s employment were terminated by us other than for cause, or if the named executive officer resigned for good reason, during the period commencing 90 days prior to a change in control and ending 12 months after such change in control, each stock option, restricted stock and deferred stock unit award would automatically accelerate and become exercisable and/or vested as to any remaining unvested shares subject to such award on the later of (i) the date of termination of employment or (ii) the date of the change in control. Under the forms of agreements that we have generally used for refresh grants since December 2007, this is the only means by which the underlying awards would vest or become exercisable in connection with a change in control. Under the terms of our proposed Merger with AT&T, all outstanding stock options, shares of restricted stock and stock units granted under Leap's stock plans (including performance stock units, deferred stock units and deferred cash units but excluding any cash award with a value that is not determined based on the price of Leap common stock), whether vested or unvested, will be cancelled at closing and entitle the holder to receive certain merger consideration. For a description of the merger consideration to be provided to the holders of such awards, see "Part I - Item 1. Business - Proposed Merger."

In the case of the performance-based deferred stock unit and cash awards granted to our executive officers in 2012, in the event of stockholder approval of a change in control of Leap prior to December 31, 2013, the executive would be entitled to receive a number of shares underlying the deferred stock units and a cash award, in each case equal to the target amount of such awards (without regard to the achievement of the performance goals), and the awards would continue to vest pursuant to their terms. In the case of the performance-based deferred stock unit and cash awards granted to our executive officers in 2013, in the event of stockholder approval of a change in control of Leap prior to December 31, 2014, the executive would be entitled to receive a number of shares underlying the deferred stock units and a cash award, in each case equal to the target amount of such awards(without regard to the achievement of the performance goals or the stock price gate), and the awards would continue to vest pursuant to their terms. However, in addition to time-based vesting, the awards would also immediately vest in the event that the executive officer’s employment was terminated by us without cause, or if the executive resigned for good reason, within 90 days prior to or 12 months following the change in control. Our proposed Merger with AT&T, which was approved by our stockholders on October 24, 2013, qualifies as a change in control for purposes of the awards. As a result, the cash awards will be paid at target levels as and when they vest in accordance with their terms, subject to the accelerated vesting provisions described above in the event that an executive’s employment was terminated. Under the terms of our proposed Merger, the deferred stock units will be cancelled at closing and entitle the holder to receive an amount in cash equal to the product of the target number of shares covered by the units multiplied by the per share cash merger consideration, less any applicable withholding taxes, plus one CVR in respect of such unit.

The terms "cause" and "good reason" are defined in the applicable award agreements and are substantially similar to the definitions of such terms found in the current Severance Benefit Agreements, as described above. The term "change in control" is defined in the 2004 Plan. A named executive officer would be entitled to accelerated vesting and/or exercisability in the event of a change in control only if he or she were an employee, director or consultant on the effective date of such accelerated vesting and/or exercisability, except as otherwise described above.

Potential Change-in-Control and Severance Payments

The following table summarizes potential change-in-control and severance payments that could have been made to our named executive officers in connection with a change in control occurring as of December 31, 2013. The three right-hand columns describe the payments that would apply in three different potential scenarios:

•	a termination of employment as a result of the named executive officer’s voluntary resignation without good reason or his termination by us for cause;

•
a termination of employment as a result of the named executive officer’s resignation for good reason or termination of employment by us other than for cause, in each case within 90 days before or within 12 months after a change in control; and

•
a termination of employment as a result of the named executive officer’s resignation for good reason or termination of employment by us other than for cause, in each case not within 90 days before and not within 12 months after a change in control.

Name	Benefit Type	Payment in the Case of a Voluntary Termination without Good Reason or Termination for Cause	Payment in the Case of a Termination Other than for Cause or with Good Reason, if Within 90 Days Prior to or Within 12 Months Following a Change in Control	Payment in the Case of a Termination Other than for Cause or with Good Reason, Not Within 90 Days Prior to and Not Within 12 Months Following a Change in Control
S. Douglas Hutcheson	Accrued Salary(1)	$25,687	$25,687	$25,687
	Accrued PTO(2)	$2,964	$2,964	$2,964
	Cash Severance(3)	$—	$3,400,000	$3,400,000
	COBRA Payments and Outplacement(4)	$—	$49,176	$49,176
	Value of Equity Award Acceleration(5)	$—	$8,536,839	$—
	Value of Cash Award Acceleration(6)	$—	$2,425,000	$—
	Excise Tax Gross-Up Payment(7)	$—	$1,000,000	$—
	Total Value:	$28,651	$15,439,666	$3,477,827

R. Perley McBride	Accrued Salary(1)	$13,599	$13,599	$13,599
	Accrued PTO(2)	$785	$785	$785
	Cash Severance(8)	$—	$1,215,000	$1,215,000
	COBRA Payments and Outplacement(4)	$—	$38,382	$38,382
	Value of Equity Award Acceleration(5)	$—	$3,296,100	$—
	Total Value:	$14,384	$4,563,866	$1,267,766

Jerry V. Elliott	Accrued Salary(1)	$18,132	$18,132	$18,132
	Accrued PTO(2)	$1,047	$1,047	$1,047
	Cash Severance(8)	$—	$1,710,000	$1,710,000
	COBRA Payments and Outplacement(4)	$—	$38,382	$38,382
	Value of Equity Award Acceleration(5)	$—	$4,097,239	$—
	Value of Cash Award Acceleration(6)	$—	$730,000	$—
	Total Value:	$19,179	$6,594,800	$1,767,561

Robert A. Strickland	Accrued Salary(1)	$15,110	$15,110	$15,110
	Accrued PTO(2)	$1,162	$1,162	$1,162
	Cash Severance(8)	$—	$1,350,000	$1,350,000
	COBRA Payments and Outplacement(4)	$—	$38,382	$38,382
	Value of Equity Award Acceleration(5)	$—	$2,509,250	$—
	Value of Cash Award Acceleration(6)	$—	$697,500	$—
	Total Value:	$16,272	$4,611,404	$1,404,654

Robert J. Irving, Jr.	Accrued Salary(1)	$12,692	$12,692	$12,692
	Accrued PTO(2)	$1,220	$1,220	$1,220
	Cash Severance(8)	$—	$1,134,000	$1,134,000
	COBRA Payments and Outplacement(4)	$—	$27,664	$27,664
	Value of Equity Award Acceleration(5)	$—	$2,527,566	$—
	Value of Cash Award Acceleration(6)	$—	$625,000	$—
	Total Value:	$13,912	$4,328,142	$1,175,576

(1)	Represents earned but unpaid salary as of December 31, 2013.

(2)
Represents accrual for paid time off that had not been taken as of December 31, 2013. In December 2013, the compensation committee approved the accelerated payment to our named executive officers of accrued paid time off.

(3)
Represents two times the sum of (a) Mr. Hutcheson’s annual base salary as of December 31, 2013 plus (b) the target amount of his annual bonus for 2013. This amount excludes potential payments of $1,500 per day that Mr. Hutcheson could receive for providing consulting services at Leap’s request after a resignation for good reason.

(4)
Amounts shown equal an aggregate of 24 months of COBRA payments for Mr. Hutcheson and 18 months of COBRA payments for Messrs. McBride, Elliott, Strickland, and Irving, plus an estimated $6,000 of outplacement services.

(5)
Represents the value of those awards that would vest as a result of the executive’s termination of employment by us other than for cause or by the named executive officer for good reason within 90 days prior to or within 12 months following a change in control. This value assumes that the change in control and the termination occurred on December 31, 2013 and therefore that the vesting of such award was not previously accelerated as a result of a change in control. The value of such awards was calculated assuming a price per share of Leap common stock of $17.40, which represents the closing market price of Leap common stock as reported on the NASDAQ Global Select Market on December 31, 2013.

(6)
Represents the value of those performance-based cash awards that would vest as a result of the executive’s termination of employment by us other than for cause or by the named executive officer for good reason within 90 days prior to or within 12 months following a change in control. This value represents the target value of the awards.

(7)
Represents the maximum excise tax gross-up payment to which Mr. Hutcheson may be entitled pursuant to his Executive Employment Agreement. The actual amount of any such excise tax gross-up payment may be less than the maximum amount. The excise tax gross-up payment takes into account the severance payments and benefits that would be payable to Mr. Hutcheson upon his termination of employment without cause or his resignation with good reason in connection with a change in control and assumes that such payments would constitute excess parachute payments under Section 280G of the Code, resulting in excise tax liability. See "Severance and Change-in-Control Arrangements" above. It also assumes that Mr. Hutcheson would continue to provide consulting services to Leap for three days per month for a one-year period after his resignation with good reason, for a fee of $1,500 per day. Such potential consulting fees are not reflected in the amounts shown in the table above.

(8)	Represents one and one-half times the sum of (a) the executive’s annual base salary as of December 31, 2013 plus (b) the target amount of his annual bonus for 2013.

Director Compensation

Compensation Arrangements

The annual compensation package for our non-employee directors consists of a combination of cash and equity.

•
Each of our non-employee directors receives annual cash compensation of $45,000, with the chairman of the board receiving $65,000. The chairman of the audit committee receives additional cash compensation of $20,000; and the chairmen of each of the compensation committee and the nominating and corporate governance committee receive additional cash compensation of $10,000. In addition, members of the audit, compensation and nominating and corporate governance committees (other than the chairs) receive a $2,500 annual cash retainer. Our directors may elect to have such compensation paid in fully vested shares of Leap common stock.

•
Each of our non-employee directors receives an annual award of $105,000 of deferred stock units for Leap common stock pursuant to the 2004 Plan, which vest in equal installments on each of the first, second and third anniversaries of the date of grant. All unvested shares under each award vest upon a change in control (as defined in the 2004 Plan). Consummation of our proposed Merger with AT&T would constitute a change in control for this purpose.

•
Each of our non-employee directors receives a fee of $1,000 to $2,000 (depending on the length of the meeting) for each board meeting they attend in excess of the first four meetings of the year and for each meeting of any standing committee of the board they attend in excess of the first four meetings of the year. The per-meeting fee is paid in arrears on a quarterly basis in shares of Leap common stock pursuant to the 2004 Plan. Prior to July 2012, the shares paid for meeting fees vested on the first anniversary of the date of grant and all unvested shares vested upon a change in control (as defined in the 2004 Plan) or if the director were not nominated for reelection at the annual meeting of stockholders following the grant date. Beginning in July 2012, the shares paid for meeting fees were fully vested on the date of grant.

From time to time, the board also pays additional compensation to directors for service on special committees of the board. We also reimburse directors for reasonable and necessary expenses, including their travel expenses incurred in connection with attendance at board and committee meetings.

2013 Director Compensation

The following table sets forth certain compensation information with respect to each of the members of our board for the year ended December 31, 2013, other than Mr. Hutcheson, whose compensation relates to his service as CEO and who does not receive additional compensation in his capacity as a director.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
John D. Harkey, Jr.	$—	$165,406	$165,406
Ronald J. Kramer	$47,500	$121,878	$169,378
Robert V. LaPenta	$47,500	$127,846	$175,346
Mark A. Leavitt	$47,500	$117,907	$165,407
Mark H. Rachesky, M.D.	$—	$208,368	$208,368
Richard R. Roscitt	$50,000	$130,836	$180,836
Robert E. Switz	$45,000	$121,873	$166,873
Michael B. Targoff	$—	$197,370	$197,370

(1)
Represents the grant date fair value of deferred stock units and fully vested shares granted to our non-employee directors in 2013, computed in accordance with FASB ASC Topic 718, Stock Compensation. For information regarding assumptions made in connection with this valuation, please see Note 13 to our consolidated financial statements in "Part II - Item 8. Financial Statements and Supplementary Data" of this report.

On June 7, 2013, we granted 18,885 deferred stock units to Messrs. Harkey, Kramer, LaPenta, Leavitt, Rachesky, Roscitt, Switz and Targoff in connection with their re-election to the board at the 2013 annual meeting. The grant date fair value of each of these awards, computed in accordance with FASB ASC Topic 718, was $105,001. Each award of deferred stock units is scheduled to vest in equal installments on June 7, 2014, June 7, 2015 and June 7, 2016, subject to acceleration of vesting upon a change in control (as defined in the 2004 Plan). Consummation of our proposed Merger with AT&T would constitute a change in control for this purpose.

On June 7, 2013, we also granted 8,543 fully vested shares of Leap common stock to Mr. Harkey, 13,939 fully vested shares to Dr. Rachesky and 12,140 fully vested shares of Leap common stock to Mr. Targoff in lieu of cash as payment for their annual retainers for board and committee service. The grant date fair value of these awards, computed in accordance with FASB ASC Topic 718, was $47,499, $77,501 and $67,498, respectively.

In addition, on the following dates during 2013, we granted the following fully vested shares to our directors in the form of per-meeting fees (and the grant date fair value of each award, computed in accordance with FASB ASC Topic 718, is shown in parentheses after each award): (a) January 14, 2013: Mr. Harkey, 297 shares ($1,999); Mr. Kramer, 594 shares, ($3,998); Mr. LaPenta, 594 shares ($3,998); Dr. Rachesky, 892 shares ($6,003); Mr. Roscitt, 892 shares ($6,003); Mr. Switz, 594 shares ($3,998); and Mr. Targoff, 1,040 shares ($6,999); (b) April 15, 2013: Mr. Harkey, 873 shares ($5,002); Mr. Kramer, 524 shares, ($3,003); Mr. LaPenta, 1,222 shares ($7,002); Mr. Leavitt, 1,222 shares ($7,002); Dr. Rachesky, 1,571 shares ($9,002); Mr. Roscitt, 1,222 shares ($7,002); Mr. Switz, 873 shares ($5,002); and Mr. Targoff, 1,745 shares ($9,999); (c) July 31, 2013: Mr. Harkey, 354 shares ($5,905); Mr. Kramer, 472 shares ($7873); Mr. LaPenta, 590 shares ($9,841); Mr. Leavitt, 354 shares (5,905); Dr. Rachesky, 531 shares ($8,857); Mr. Roscitt, 649 shares ($10,825); Mr. Switz, 472 shares ($7,873); and Mr. Targoff, 472 shares ($7,873); and (d) October 14, 2013: Mr. Kramer, 126 shares ($2,005); Mr. LaPenta, 126 shares ($2,005); Dr. Rachesky, 126 shares ($2,005); and Mr. Roscitt, 126 shares ($2,005).

The aggregate number of unvested restricted stock awards and deferred stock units outstanding at the end of 2013 for each non-employee director was as follows: Mr. Harkey, 34,348; Mr. Kramer, 34,348; Mr. LaPenta, 34,348; Mr. Leavitt, 34,348; Dr. Rachesky, 34,348; Mr. Roscitt, 35,752; Mr. Switz, 35,372; and Mr. Targoff, 34,348.

No options to purchase shares of Leap common stock were granted to our directors during the fiscal year ended December 31, 2013. The aggregate number of stock option awards that were outstanding at the end of 2013 for each non-employee director were as follows: Mr. Harkey, 2,500; Mr. LaPenta, 12,500; Dr. Rachesky, 40,200; and Mr. Targoff, 4,500. These option grants were made to our non-employee directors in March 2005 and there have been no option grants to our non-employee directors since that time.

Compensation Committee Report*

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on such review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2013 and in a proxy statement for any 2014 Annual Meeting of Stockholders.
COMPENSATION COMMITTEE
Mark H. Rachesky, M.D.
Richard Roscitt
Michael B. Targoff

*
The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before, or after the date of this report and irrespective of any general incorporation language in such filing.

Compensation Committee Interlocks and Insider Participation

The current members of Leap’s compensation committee are Dr. Rachesky, Mr. Roscitt and Mr. Targoff. None of these directors has at any time been an officer or employee of Leap or any of its subsidiaries.

In August 2004, we entered into a registration rights agreement with certain holders of Leap common stock, including MHR Institutional Partners II LP and MHR Institutional Partners IIA LP (which entities are affiliated with Dr. Rachesky, Leap’s chairman of the Board), whereby we granted them registration rights with respect to the shares of common stock issued to them on the effective date of Leap’s plan of reorganization.

In September 2009, we entered into an amended and restated registration rights agreement, or the Amended and Restated Registration Rights Agreement, with MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP (collectively referred to as the MHR Entities), pursuant to which the parties amended and restated the original registration rights agreement. Each of the MHR Entities is a stockholder of Leap and an affiliate of Dr. Rachesky. Under the Amended and Restated Registration Rights Agreement, we are required to maintain a resale shelf registration statement, pursuant to which these holders may sell their shares of common stock on a delayed or continuous basis. In addition, the MHR Entities have certain demand registration rights and the right in certain circumstances to include their Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement) in registration statements that we file for public offerings of Leap common stock. The Amended and Restated Registration Rights Agreement also revised the definition of "Additional Holder" under the agreement to include affiliates of any "Holder" under the agreement, amended the definition of "Registrable Securities" to include shares of Leap common stock held by any Holder now or from time to time in the future, and required us no later than December 2, 2009 and thereafter upon request, to register the resale on a delayed or continuous basis of Registrable Securities held or acquired by the Holders that are not the subject of an existing resale shelf registration statement. We have filed a registration statement to register the resale of all of the shares of common stock held by the MHR Entities. Under the Amended and Restated Registration Rights Agreement, we are obligated to pay all the expenses of registration, other than underwriting fees, discounts and commissions. The Amended and Restated Registration Rights Agreement contains cross-indemnification provisions, pursuant to which we are obligated to indemnify the selling stockholders in the event of material misstatements or omissions in a registration statement that are attributable to us, and they are obligated to indemnify us for material misstatements or omissions attributable to them.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table contains information about the beneficial ownership of Leap common stock as of February 18, 2014 for:

•	each stockholder known by us to beneficially own more than 5% of Leap common stock;

•	each of our current directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The percentage of ownership indicated in the following table is based on 79,780,364 shares of common stock outstanding on February 18, 2014.

Information with respect to beneficial ownership has been furnished by each director and officer, and with respect to beneficial owners of more than 5% of Leap common stock, by Schedules 13D and 13G, filed with the SEC by them. Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after February 18, 2014 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

5% Stockholders, Directors and Officers (1)	Number of Shares	Percent of Total
Entities affiliated with MHR Fund Management LLC(2)	23,533,869	29.5%
BlackRock Inc.(3)	3,966,629	5.0%
John D. Harkey, Jr.(4)	94,891	*
Ronald J. Kramer(4)	23,353	*
Robert V. LaPenta(4)(5)	62,791	*
Mark A. Leavitt(4)	17,618	*
Mark H. Rachesky(4)(6)	23,639,886	29.6%
Richard R. Roscitt(4)	37,860	*
Robert E. Switz(4)	22,429	*
Michael B. Targoff(4)	68,088	*
S. Douglas Hutcheson(7)	507,632	*
R. Perley McBride	16,607	*
Jerry V. Elliott(8)	148,927	*
Robert A. Strickland(9)	66,214	*
Robert J. Irving, Jr.(10)	77,743	*
All directors and executive officers as a group (16 persons)	24,888,810	31.2%

* Represents beneficial ownership of less than 1.0% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address for each person or entity named below is c/o Leap Wireless International, Inc., 5887 Copley Drive, San Diego, California 92111.

(2)
Consists of (a) 353,420 shares of common stock held for the account of MHR Capital Partners Master Account LP, a limited partnership organized in Anguilla, British West Indies ("Master Account"); (b) 42,514 shares of common stock held for the account of MHR Capital Partners (100) LP, a Delaware limited partnership ("Capital Partners (100)"); (c) 3,340,378 shares of common stock held for the account of MHR Institutional Partners II LP, a Delaware limited partnership ("Institutional Partners II"); (d) 8,415,428 shares of common stock held for the account of MHR Institutional Partners IIA LP, a Delaware limited partnership ("Institutional Partners IIA"); and (e) 11,382,129 shares of common stock held for the account of MHR Institutional Partners III LP, a Delaware limited partnership ("Institutional Partners III"). MHR Advisors LLC ("Advisors") is the general partner of each of Master Account and Capital Partners (100), and in such capacity, may be deemed to be the beneficial owner of the shares of common stock held by Master Account and Capital Partners (100). MHR Institutional Advisors II LLC ("Institutional Advisors II") is the general partner of Institutional Partners II and Institutional Partners IIA, and in such capacity, may be deemed to be the beneficial owner of the shares of common stock held by Institutional Partners II and Institutional Partners IIA. MHR Institutional Advisors III LLC ("Institutional Advisors III") is the general partner of Institutional Partners III, and in such capacity, may be deemed to be the beneficial owner of the shares of common stock held by Institutional Partners III. MHR Fund Management LLC ("Fund Management") is an affiliate of and has an investment management agreement with Master Account, Capital Partners (100), Institutional Partners II, Institutional Partners IIA and Institutional Partners III and other affiliated entities, and thus may be deemed to be the beneficial owner of all of the shares of common stock held for the accounts of each of these entities. MHR Holdings LLC ("MHR Holdings") is the managing member of Fund Management and, in such capacity, may be deemed to be the beneficial owner of the shares of common stock that are deemed to be beneficially owned by Fund Management. MHRC LLC ("MHRC") is the managing member of Advisors and, in such capacity, may be deemed to be the beneficial owner of the shares of common stock held for the accounts of each of Master Account and Capital Partners (100). MHRC II LLC ("MHRC II") is the managing member of Institutional Advisors II and, in such capacity, may be deemed to be the beneficial owner of the shares of common stock held for the accounts of each of Institutional Partners II and Institutional Partners IIA. The address for each of these entities is 40 West 57th Street, 24th Floor, New York, New York 10019.

(3)
These securities may be deemed to be beneficially owned by BlackRock Inc. in its capacity as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). The address for BlackRock Inc. is 40 East 52nd Street, New York, New York 10022.

(4)
Includes (a) shares issuable upon exercise of vested stock options, as follows: Mr. Harkey, 2,500 shares; Mr. LaPenta, 12,500 shares; Dr. Rachesky, 40,200 shares; and Mr. Targoff, 4,500 shares; (b) restricted stock awards which vest on July 29, 2014, as follows: Mr. Harkey, 2,476 shares; Mr. Kramer, 2,476 shares; Mr. LaPenta, 2,476 shares; Mr. Leavitt, 2,476 shares; Dr. Rachesky, 2,476 shares; and Mr. Targoff, 2,476 shares; and (c) restricted stock awards which vest on August 15, 2014, as follows: Mr. Roscitt, 3,880 shares; and Mr. Switz, 3,880 shares.

(5)
Includes 5,000 shares held by a corporation which is wholly owned by Mr. LaPenta. Mr. LaPenta has the power to vote and dispose of such shares by virtue of his serving as an officer and director thereof.

(6)
Includes (a) all of the shares of common stock otherwise described in footnote 2 by virtue of Dr. Rachesky’s position as the managing member of each of MHRC, MHRC II, Institutional Advisors III and MHR Holdings; (b) 40,200 shares of common stock issuable upon exercise of options and 2,476 shares of restricted stock, as further described in footnote 4. The address for Dr. Rachesky is 40 West 57th Street, 24th Floor, New York, New York 10019.

(7)
Includes (a) restricted stock awards for 30,000 shares, of which 10,000 shares vest on November 2, 2014 and 20,000 shares vest on November 2, 2015, subject in each case to the average of the closing prices of Leap common stock for the 30-calendar day period prior to the vesting date being greater than $8.09; and (b) 143,986 shares issuable upon exercise of vested stock options.

(8)	Includes restricted stock awards for 112,500 shares, of which 37,500 shares vest on May 14, 2015 and 75,000 shares vest on May 14, 2016.

(9)	Includes restricted stock awards for 56,250 shares, of which 18,750 shares vest on March 14, 2015 and 37,500 shares vest on March 14, 2016.

(10)
Includes (a) restricted stock awards for 6,000 shares, of which 2,000 shares vest on November 2, 2014 and 4,000 shares vest on November 2, 2015, subject in each case to the average of the closing prices of Leap common stock for the 30-calendar day period prior to the vesting date being greater than $8.09; and (b) 23,404 shares issuable upon exercise of vested stock options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to equity compensation plans (including individual compensation arrangements) under which Leap common stock is authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by security holders	1,716,349	(1)(3)	$17.06	1,213,426	(4)
Equity compensation plans not approved by security holders	368,496	(2)(3)	$8.06	193,046
Total	2,084,845		$15.47	1,406,472
_______________

(1)
Represents shares reserved for issuance under the 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, or the 2004 Plan, adopted by the compensation committee of our board of directors on December 30, 2004 (as contemplated by our confirmed plan of reorganization) and as amended on March 8, 2007. Stock options granted prior to May 17, 2007 were granted prior to the approval of the 2004 Plan by Leap stockholders. The material features of the 2004

Plan are described in our definitive proxy statement dated April 27, 2012, as filed with the SEC on such date, which description is incorporated herein by reference.

(2)
Represents shares reserved for issuance under the 2009 Employment Inducement Equity Incentive Plan, or the 2009 Inducement Plan, which was adopted in February 2009 without stockholder approval, as permitted under the rules and regulations of the NASDAQ Stock Market. The material features of the 2009 Inducement Plan are described in our definitive proxy statement dated June 6, 2013, as filed with the SEC on such date, which description is incorporated herein by reference.

(3)	Excludes 2,477,218 and 298,016 shares of restricted stock issued under the 2004 Plan and 2009 Inducement Plan, respectively, which are subject to release upon vesting of the shares.

(4)
Consists of 219,664 shares reserved for issuance under the Leap Wireless International, Inc. Amended and Restated Employee Stock Purchase Plan, or the ESPP, and 993,762 shares reserved for issuance under the 2004 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Board Independence

The board has determined that, except for Mr. Hutcheson, all of its members are independent directors as defined in the NASDAQ Stock Market listing standards. Mr. Hutcheson is not considered independent because he is employed by us as our CEO. In addition to the board-level standards for director independence, all members of the audit committee, compensation committee and nominating and corporate governance committee are independent directors.

Certain Relationships and Related Party Transactions

We review potential related party transactions pursuant to a "Related Party Transaction Policy and Procedures" adopted by our board on March 8, 2007. Under the policy and procedures, the audit committee, or alternatively, those members of the board who are disinterested, reviews the material facts of specified transactions for approval or disapproval, taking into account, among other factors that it deems appropriate, the extent of the related person’s interest in the transaction and whether the transaction is fair to Leap and is in, or is not inconsistent with, the best interests of Leap and its stockholders. Transactions to be reviewed under the policy and procedures include transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) Leap or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater-than-five-percent beneficial owner of Leap common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less-than-ten-percent beneficial owner of another entity). Terms of director and officer compensation that are disclosed in proxy statements or that are approved by the board or compensation committee and are not required to be disclosed in our proxy statement, and transactions where all holders of Leap common stock receive the same benefit on a pro rata basis, are not subject to review under the policy and procedures.

For a description of the registration rights agreement between Leap and certain affiliates of Dr. Mark H. Rachesky, our chairman of the board, see "Compensation Committee Interlocks and Insider Participation" set forth above in "Item 11. Executive Compensation."

Leap’s financial statements for the fiscal year ended December 31, 2013 have been examined by PricewaterhouseCoopers LLP, which has audited Leap’s financial statements since 1998. PricewaterhouseCoopers LLP has been selected as Leap’s independent registered public accounting firm for the fiscal year ending December 31, 2014.

Item 14.	Principal Accounting Fees and Services

The following table summarizes the aggregate fees billed to Leap by its independent registered public accounting firm, PricewaterhouseCoopers LLP, for the fiscal years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Audit fees(1)	$2,755	$2,502
Audit-related fees(2)	19	19
Tax fees(3)	63	86
All other fees(4)	125	599
Total	$2,962	$3,206

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

(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements of Leap and its subsidiaries and are not reported under "Audit fees." For the fiscal years ended December 31, 2013 and 2012, these fees primarily related to miscellaneous professional services.

(3)
Tax fees consist of fees billed for professional services rendered for tax compliance, advice and planning. For the fiscal years ended December 31, 2013 and 2012, these services included assistance regarding federal and state tax compliance and consultations regarding various income tax issues.

(4)	All other fees for the fiscal year ended December 31, 2012 related to advisory services in connection with network and information technology arrangements.

In considering the nature of the services provided by PricewaterhouseCoopers LLP, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with PricewaterhouseCoopers LLP and Leap management to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board. The audit committee requires that all services performed by PricewaterhouseCoopers LLP be pre-approved prior to the services being performed. During the fiscal years ended December 31, 2013 and 2012, all services were pre-approved in accordance with these procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1.  Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2013:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011

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

4.2.1
First Amendment to Tax Benefit Preservation Plan, dated as of July 12, 2013, between Leap Wireless International, Inc. and Computershare Inc., successor-in-interest to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.1 of Leap's Current Report on Form 8-K, filed with the SEC on July 15, 2013).

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

4.5.1
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

10.1.2
Subsidiaries Guaranty, dated as of October 10, 2012, made by the Subsidiary Guarantors (as defined therein) in favor of Deutsche Bank Trust Company Americas, as administrative agent, on behalf of the lenders and other guaranteed creditors (incorporated by reference to Exhibit 10.2 of Leap's Current Report on Form 8-K, filed with the SEC on October 10, 2012).

10.1.3
Security Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Grantors (as defined therein) and Wilmington Trust FSB, as collateral trustee (incorporated by reference to Exhibit 4.2 of Leap's Current Report on Form 8-K, filed with the SEC on June 8, 2009).

10.1.4
Collateral Trust Agreement, dated as of June 5, 2009, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust FSB, as trustee and collateral trustee (incorporated by reference to Exhibit 4.3 of Leap's Current Report on Form 8-K, filed with the SEC on June 8, 2009).

10.1.5*
Amendment No. 1 to Collateral Trust Agreement, dated as of December 13, 2013, by and among Cricket Communications, Inc., the Guarantors (as defined therein) and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee and collateral trustee, and Deutsche Bank Trust Company Americas.

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

10.2.5†
Fifth Amendment, February 15, 2013, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.2 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the SEC on May 2, 2013).

10.2.6†
Sixth Amendment, effective June 28, 2013, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the SEC on August 5, 2013).

10.2.7†*	Seventh Amendment, effective December 18, 2013, to Private Label PCS Services Agreement between Sprint Spectrum L.P. and Cricket Communications, Inc. dated as of August 2, 2010.

10.3
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

Exhibit Number	Description
10.6#
Form of Executive Vice President and Senior Vice President Amended and Restated Severance Benefits Agreement (incorporated by reference to Exhibit 10.7 of Leap's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008).

10.6.1#
Form of Amendment to Severance Benefits Agreement (for Chief Accounting Officer and Senior Vice Presidents) (incorporated by reference to Exhibit 10.2 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the SEC on August 5, 2013).

10.6.2#
Form of Amendment to Severance Benefits Agreements with William D. Ingram and Robert J. Irving, Jr. (incorporated by reference to Exhibit 10.3 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the SEC on August 5, 2013).

10.6.3#
Revised Form of Severance Benefits Agreement (for executive officers) (incorporated by reference to Exhibit 10.4 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the SEC on August 5, 2013).

10.6.4#
Revised Form of Severance Benefits Agreement (for Chief Accounting Officer and Senior Vice Presidents) (incorporated by reference to Exhibit 10.5 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the SEC on August 5, 2013).

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

10.8.3#
Employment Transition Agreement, effective January 1, 2013, between Leap Wireless International, Inc., Cricket Communications, Inc. and Jeffrey E. Nachbor incorporated by reference to Exhibit 10.8.3 of Leap's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

10.9#
Employment Agreement, dated January 1, 2011, by and among Leap Wireless International, Inc., Cricket Communications, Inc. and Robert A. Young (incorporated by reference to Exhibit 10.12 of Leap's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011).

10.10#
Employment Offer Letter, dated January 4, 2011, between Cricket Communications, Inc. and Raymond J. Roman (incorporated by reference to Exhibit 10.13 of Leap's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011).

10.10.1#
Separation Agreement, dated July 13, 2012, between Cricket Communications, Inc. and Raymond J. Roman (incorporated by reference to Exhibit 10.1 of Leap's Current Report on Form 8-K, filed with the SEC on July 16, 2012).

10.11#
Employment Offer Letter, dated February 7, 2012, between Cricket Communications, Inc. and Robert A. Strickland (incorporated by reference to Exhibit 10.1 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on April 27, 2012).

10.12#
Employment Offer Letter, dated April 13, 2012 between, Cricket Communications, Inc. and Jerry V. Elliott (incorporated by reference to Exhibit 10.4 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on April 27, 2012).

Exhibit Number	Description
10.13#
Employment Offer Letter, dated November 5, 2012, between Cricket Communications, Inc. and R. Perley McBride (incorporated by reference to Exhibit 10.14 of Leap's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

10.14#
Employment Offer Letter, dated November 5, 2012, between Cricket Communications, Inc. Julie Dexter-Berg (incorporated by reference to Exhibit 10.6 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the SEC on August 5, 2013).

10.15#
Employment Transition Agreement, effective January 1, 2013, between Leap Wireless International, Inc., Cricket Communications, Inc. and Leonard C. Stephens (incorporated by reference to Exhibit 10.15 of Leap's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

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

10.16.24#
Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16.24 of Leap's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

10.16.25#
Form of Performance Share Unit Grant Notice and Performance Share Unit Award Agreement with S. Douglas Hutcheson (incorporated by reference to Exhibit 10.5 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the SEC on May 2, 2013).

10.16.26#
Form of Performance Share Unit Grant Notice and Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.6 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the SEC on May 2, 2013).

10.16.27#
Form of Performance Cash Award Grant Notice and Performance Cash Award Agreement (incorporated by reference to Exhibit 10.7 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the SEC on May 2, 2013).

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

10.18.5#
Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18.5 of Leap's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

10.18.6#
Form of 2013 Performance-Based Deferred Stock Unit Grant Notice and Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 of Leap's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the SEC on May 2, 2013).

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

March 5, 2014

LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. DOUGLAS HUTCHESON
S. Douglas Hutcheson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. DOUGLAS HUTCHESON	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2014
S. Douglas Hutcheson

/s/ R. PERLEY MCBRIDE	Chief Financial Officer (Principal Financial Officer)	March 5, 2014
R. Perley McBride

/s/ ANNE M. LIU	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2014
Anne M. Liu

/s/ JOHN D. HARKEY, JR.	Director	March 5, 2014
John D. Harkey, Jr.

/s/ RONALD J. KRAMER	Director	March 5, 2014
Ronald J. Kramer

/s/ ROBERT V. LAPENTA	Director	March 5, 2014
Robert V. LaPenta

/s/ MARK A. LEAVITT	Director	March 5, 2014
Mark A. Leavitt

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board and Director	March 5, 2014
Mark H. Rachesky, M.D.

/s/ RICHARD R. ROSCITT	Director	March 5, 2014
Richard R. Roscitt

/s/ ROBERT E. SWITZ	Director	March 5, 2014
Robert E. Switz

/s/ MICHAEL B. TARGOFF	Director	March 5, 2014
Michael B. Targoff